Form 10-Q
period 2019-09-30
BLUE RIDGE BANKSHARES, INC.
filed 2019-12-16
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 033-25507

BLUE RIDGE BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Virginia	54-1470908
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

17 West Main Street, Luray, Virginia	22835
Address of Principal Executive Offices	Zip Code

(540) 743-6521

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 4,346,866 shares of common stock, no par value per share, outstanding as of December 13, 2019.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Cash and due from banks	$22,318	$15,026
Federal funds sold	285	546
Securities available for sale, at fair value	121,740	38,047
Securities held to maturity, at cost	13,117	15,565
Restricted equity securities, at cost	7,855	5,138
Loans held for sale	80,255	29,233
Loans, net of unearned income	460,878	414,868
Less allowance for loan losses	(4,404)	(3,580)

Loans, net	456,474	411,288
Premises and equipment, net	3,457	3,343
Cash surrender value of life insurance	8,871	8,455
Goodwill	3,307	2,694
Other assets	18,559	10,255

Total assets	$736,238	$539,590

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$91,840	$88,265
Interest-bearing	428,440	326,762

Total deposits	520,280	415,027

Other borrowings	129,600	73,100
Subordinated debentures, net of issuance costs	9,792	9,766
Other liabilities	10,970	2,076

Total liabilities	670,642	499,969

Stockholders’ Equity:
Common stock, no par value; 10,000,000 shares authorized; 4,346,866 and 2,792,885 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	38,731	16,453
Additional paid-in capital	252	252
Retained earnings	25,516	23,321
Accumulated other comprehensive income	876	(618)

	65,375	39,408
Noncontrolling interest	221	213

Total stockholders’ equity	65,596	39,621

Total liabilities and stockholders’ equity	$736,238	$539,590

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Income

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Interest income:
Interest and fees on loans	$6,927	$5,285
Interest on taxable securities	1,133	409
Interest on nontaxable securities	56	73
Interest on federal funds sold	2	3

Total interest income	8,118	5,770

Interest expense:
Interest on deposits	1,763	910
Interest on subordinated debentures	169	169
Interest on other borrowings	750	255

Total interest expense	2,682	1,334

Net interest income	5,436	4,436
Provision for loan losses	570	225

Net interest income after provision for loan losses	4,866	4,211

Non-interest income:
Service charges on deposit accounts	171	155
Mortgage brokerage income	1,648	904
Gain on sale of mortgages	2,295	1,385
Income from investment in life insurance contracts	59	50
Other income	800	597

Total other income	4,973	3,091

Non-interest expenses:
Salaries and employee benefits	5,079	3,430
Occupancy and equipment expense	627	414
Data processing fees	413	265
Legal and other professional fees	434	334
Advertising fees	191	113
Audit and accounting fees	37	29
FDIC insurance expense	86	42
Director fees	52	45
Other taxes and assessments	171	159
Other operating	1,117	872

Total other expenses	8,207	5,703

Income before income tax	1,632	1,599
Income tax expense	379	329

Net income	$1,253	$1,270

Net Income attributable to noncontrolling interest	(3)	(1)

Net Income attributable to Blue Ridge Bankshares, Inc.	$1,250	$1,269

Net Income available to Common Stockholders	$1,250	$1,269

Basic earnings per common share	$0.29	$0.45

Diluted earnings per common share	$0.29	$0.45

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Income

(dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Interest income:
Interest and fees on loans	$19,640	$14,625
Interest on taxable securities	2,601	1,199
Interest on nontaxable securities	183	226
Interest on federal funds sold	6	13

Total interest income	22,430	16,063

Interest expense:
Interest on deposits	4,491	2,469
Interest on subordinated debentures	532	532
Interest on other borrowings	1,920	563

Total interest expense	6,943	3,564

Net interest income	15,487	12,499
Provision for loan losses	1,465	640

Net interest income after provision for loan losses	14,022	11,859

Non-interest income:
Service charges on deposit accounts	459	479
Mortgage brokerage income	3,511	1,914
Gain on sale of mortgages	7,455	2,954
Income from investment in life insurance contracts	874	148
Other income	1,956	1,514

Total other income	14,255	7,009

Non-interest expenses:
Salaries and employee benefits	14,149	8,127
Occupancy and equipment expense	1,868	1,117
Data processing fees	1,069	803
Legal and other professional fees	1,253	578
Advertising fees	607	348
Audit and accounting fees	125	114
FDIC insurance expense	256	138
Director fees	174	141
Other taxes and assessments	490	397
Other operating	3,226	2,574

Total other expenses	23,217	14,337

Income before income tax	5,060	4,531
Income tax expense	989	944

Net income	$4,071	$3,587

Net Income attributable to noncontrolling interest	(21)	(8)

Net Income attributable to Blue Ridge Bankshares, Inc.	$4,050	$3,579

Net Income available to Common Stockholders	$4,050	$3,579

Basic earnings per common share	$1.01	$1.29

Diluted earnings per common share	$1.01	$1.29

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,071	$3,587	$1,253	$1,270
Other comprehensive income:
Gross unrealized gains (losses) arising during the period	2,288	(500)	1,256	(110)
Adjustment for income tax (expense) benefit	(480)	101	(264)	23

	1,808	(399)	992	(87)
Unrealized gains (losses) on interest rate swaps	(483)	—	(258)	—
Adjustment for income tax benefit	102	—	54	—

	(381)	—	(204)	—
Less:
Reclassifications adjustment for gains included in net income	86	5	—	2
Adjustment for income tax expense	(20)	(1)	—	(1)

	66	4	—	1
Other comprehensive income (loss), net of tax	1,493	(395)	788	(86)

Comprehensive income	$5,564	$3,192	$2,041	$1,184

Comprehensive income attributable to noncontrolling interest	$(21)	$(8)	$(3)	$(1)

Comprehensive income attributable to Blue Ridge Bankshares, Inc.	$5,543	$3,184	$2,038	$1,183

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(Unaudited)

Three Months Ended September 30, 2019 and 2018

	Common Stock & Related Surplus	Contributed Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Unearned ESOP Shares	Total
Balance, June 30, 2018	$16,375	$237	$21,782	$(633)	$206	$(31)	$37,936
Net income	—	—	1,269	—	1	—	1,270
Other comprehensive income (loss)	—	—	—	(86)	—	—	(86)
Dividends on common stock ($0.14 per share)	—	—	(391)	—	—	—	(391)
Issuance of restricted common stock, net of forfeitures	38	—	—	—	—	—	38
Release of unearned ESOP shares	—	10	—	—	—	31	41

Balance, September 30, 2018	$16,413	$248	$22,660	$(719)	$207	$—	$38,808

Balance, June 30, 2019	$38,690	$252	$24,886	$88	$218	$—	$64,134
Net income	—	—	1,250	—	3	—	1,253
Other comprehensive income (loss)	—	—	—	788	—	—	788
Dividends on common stock ($0.1425 per share)	—	—	(620)	—	—	—	(620)
Issuance of restricted common stock, net of forfeitures	41	—	—	—	—	—	41

Balance, September 30, 2019	$38,731	$252	$25,516	$876	$221	$—	$65,596

Blue Ridge Bankshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2019 and 2018

	Common Stock & Related Surplus	Contributed Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Unearned ESOP Shares	Total
Balance, December 31, 2017	$16,324	$195	$20,190	$(324)	$199	$(143)	$36,441
Net income	—	—	3,579	—	8	—	3,587
Other comprehensive income (loss)	—	—	—	(395)	—	—	(395)
Dividends on common stock ($0.40 per share)	—	—	(1,110)	—	—	—	(1,110)
Issuance of restricted common stock, net of forfeitures	89	—	—	—	—	—	89
Release of unearned ESOP shares	—	53	—	—	—	143	196

Balance, September 30, 2018	$16,413	$248	$22,660	$(719)	$207	$—	$38,808

Balance, December 31, 2018	$16,452	$252	$23,321	$(618)	$213	$—	$39,620
Net income	—	—	4,050	—	21	—	4,071
Other comprehensive income (loss)	—	—	—	1,494	—	—	1,494
Noncontrolling interest capital distributions	—	—	—	—	(13)	—	(13)
Dividends on common stock ($0.1425 per share)	—	—	(1,855)	—	—	—	(1,855)
Issuance of common stock (1,536,731 shares), Net of capital raise expenses	22,119	—	—	—	—	—	22,119
Issuance of restricted common stock, net of forfeitures	160	—	—	—	—	—	160

Balance, September 30, 2019	$38,731	$252	$25,516	$876	$221	$—	$65,596

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$4,071	$3,587
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	383	295
Deferred income taxes	9	(325)
Provision for loan losses	1,465	640
Proceeds from sale of loans held for sale, originated	241,112	105,343
Gain on sale of loans held for sale, originated	(7,455)	(2,954)
Gain on sale of securities	(86)	(5)
Loans held for sale, originated	(264,625)	(108,773)
(Gain) loss on disposal of premises and equipment	(2)	5
Loss on sale of other real estate owned	33	—
Investment amortization expense, net	356	182
Amortization of debt refinancing fees	—	57
Amortization of subordinated debt issuance costs	25	25
Amortization of other intangibles	352	390
Earnings on life insurance	(874)	(148)
Increase in other assets	(9,677)	(2,392)
Increase (decrease) in accrued expenses	8,893	(160)
Release of unearned ESOP shares	—	196

Net cash used in operating activities	(26,020)	(4,037)

Cash flows used in investing activities:
Net (increase) decrease in federal funds sold	261	(138)
Purchase of securities available for sale	(96,743)	(9,307)
Purchase of securities held to maturity	—	(4,401)
Proceeds from calls, maturities, sales, paydowns and maturities of securities available for sale	15,231	4,342
Proceeds from calls, maturities, sales, paydowns and maturities of securities held for investment	2,370	1,915
Purchase of insurance policies	(600)	—
Redemption of insurance policies	1,058	—
Net change in restricted equity securities	(2,717)	(249)
Net increase in loans held for investment	(46,650)	(45,484)
Net increase in loans held for sale, participations	(20,053)	(4,719)
Purchase of premises and equipment	(507)	(640)
Proceeds from sale of premises and equipment	13	4
Capital calls of SBIC funds and other investments	(665)	(310)
Nonincome distributions from limited liability companies	147	252

Net cash used in investing activities	(148,855)	(58,735)

Cash flows from financing activities:
Net increase in deposits	105,254	53,683
Common stock dividends paid	(1,866)	(1,110)
Federal Home Loan Bank advances	257,100	106,100
Federal Home Loan Bank repayments	(200,600)	(92,700)
Issuance of common stock	22,279	89
Repayment of contingent ESOP liability	—	(151)

Net cash provided by financing activities	182,167	65,911

Net increase in cash and due from banks	7,292	3,139
Cash and due from banks at beginning of period	15,026	10,319

Cash and due from banks at end of period	$22,318	$13,458

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,217	$3,203

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Blue Ridge Bankshares, Inc. (“the Company” or “Blue Ridge”) include the accounts of Blue Ridge Bank, N.A. (“the Bank”), PVB Properties, LLC, and MoneyWise Payroll Solutions, Inc. (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the quarter ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the joint proxy statement/prospectus filed with the Securities and Exchange Commission on October 31, 2019.

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company operates under the supervision and monitoring of the Federal Reserve Bank of Richmond while the Bank operates under a national charter subject to regulation by the Office of the Comptroller of the Currency.    The Bank provides commercial banking services to customers located primarily in the Piedmont, Southside, and Shenandoah Valley regions of the Commonwealth of Virginia and also operates under the name Carolina State Bank in Greensboro, North Carolina. Mortgage lending services are provided in these regions as well with additional mortgage offices located in Northern Virginia, Maryland, North Carolina, and Florida.

Basis of Presentation

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangibles, fair value, the valuation of deferred tax assets and liabilities, and valuation of foreclosed real estate. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of operations in these financial statements, have been made.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. ESOP shares are considered outstanding for this calculation. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The Company had no dilutive common shares outstanding at September 30, 2019 and 2018.

Note 1 – Summary of Significant Accounting Policies, continued

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.

	For the nine months ended September 30,		For the three months ended September 30,
	2019	2018	2019	2018
Net income	$4,070,745	$3,587,096	$1,253,139	$1,269,659
Net income attributable to noncontrolling interest	(21,251)	(7,612)	(3,075)	(1,043)

Net income available to common shareholders	$4,049,494	$3,579,484	$1,250,064	$1,268,616

Weighted average common shares	3,998,267	2,774,441	4,346,866	2,795,303
Effect of dilutive securities	—	—	—	—

Diluted average common shares	3,998,267	2,774,441	4,346,866	2,795,303

Earnings (losses) per common share	$1.01	$1.29	$0.29	$0.45

Diluted earnings (losses) per common share	$1.01	$1.29	$0.29	$0.45

Note 2 – Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their fair value and investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost. The amortized cost and fair values of investment securities at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and agencies	$3,375	$2	$46	$3,331
Mortgage backed securities	110,220	1,640	70	111,790
Corporate bonds	6,553	68	2	6,619

	$120,148	$1,710	$118	$121,740

Held to maturity
State and municipal	$13,117	$506	$8	$13,615

	$13,117	$506	$8	$13,615

Total Investment Securities	$133,265	$2,216	$126	$135,355

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$1,000	$3	$—	$1,003
U.S. Treasury and agencies	3,375	—	208	3,167
Mortgage backed securities	28,976	22	628	28,370
Corporate bonds	5,477	78	48	5,507

	$38,828	$103	$884	$38,047

Held to maturity
State and municipal	$15,565	$78	$140	$15,503

	$15,565	$78	$140	$15,503

Total Investment Securities	$54,393	$181	$1,024	$53,550

Note 2 – Investment Securities, continued

The amortized cost and fair value of securities at September 30, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$461	$463
Due after one year through five years	2,500	2,499	2,590	2,641
Due after five years	8,794	8,781	3,761	3,863
Due after ten years	108,854	110,460	6,305	6,648

Total	$120,148	$121,740	$13,117	$13,615

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type at September 30, 2019 and December 31, 2018 is as follows:

September 30, 2019	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and Municipal	$1,667	$(8)	$—	$—	$1,667	$(8)
U.S. Treasury and Agency	—	—	2,829	(46)	2,829	(46)
Mortgage backed	6,251	(4)	6,986	(66)	13,237	(70)
Corporate bonds	250	—	898	(2)	1,148	(2)

Total	$8,168	$(12)	$10,713	$(114)	$18,881	$(126)

December 31, 2018	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and Municipal	$6,278	$(105)	$2,402	$(35)	$8,680	$(140)
U.S. Treasury and Agency	—	—	3,167	(208)	3,167	(208)
Mortgage backed	10,031	(51)	17,173	(577)	27,204	(628)
Corporate bonds	2,114	(36)	488	(12)	2,602	(48)

Total	$18,423	$(192)	$23,230	$(832)	$41,653	$(1,024)

Other investments (in thousands) consist of stock in the Federal Home Loan Bank (carrying basis $5,993), Federal Reserve stock (carrying basis $963), and various other investments (carrying basis $899).

The Company had pledged securities (in thousands) of $97,265 and $26,408 at September 30, 2019 and December 31, 2018, respectively.

Note 3 – Loans

Loans held for investment outstanding at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
(in thousands)
Commercial and industrial	$50,826	$49,076
Agricultural	175	216
Real estate – construction, commercial	19,876	14,666
Real estate – construction, residential	16,364	15,102
Real estate – mortgage, commercial	167,223	150,513
Real estate – mortgage, residential	165,865	149,856
Real estate – mortgage, farmland	3,754	4,179
Consumer installment loans	37,433	31,979

Gross loans	461,516	415,587
Less: Unearned income	(638)	(719)

Total	$460,878	$414,868

The Company has pledged loans held for investment (in thousands) as collateral for borrowings with the Federal Home Loan Bank of Atlanta totaling $126,125 and $104,791 as of September 30, 2019 and December 31, 2018, respectively.

The following table presents the aging of the recorded investment of past due loans (in thousands) as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$126	$—	$—	$538	$664	$50,162	$50,826
Real estate – construction, commercial	141	363	—	942	1,446	18,430	19,876
Real estate – construction, residential	493	240	—	—	733	15,631	16,364
Real estate – mortgage, commercial	—	—	—	2,026	2,026	165,197	167,223
Real estate – mortgage, residential	1,482	—	708	947	3,137	162,728	165,865
Agricultural & Farmland	—	—	—	—	—	3,929	3,929
Consumer installment loans	760	322	—	688	1,770	35,663	37,433
Less: Unearned income	—	—	—	—	—	(638)	(638)

	$3,002	$925	$708	$5,141	$9,776	$451,102	$460,878

Note 3 – Loans, continued

	December 31, 2018
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$280	$29	$—	$312	$621	$48,455	$49,076
Real estate – construction, commercial	—	—	—	979	979	13,687	14,666
Real estate – construction, residential	—	—	231	—	231	14,871	15,102
Real estate – mortgage, commercial	218	441	430	2,441	3,530	146,983	150,513
Real estate – mortgage, residential	760	7	1,079	1,441	3,287	146,569	149,856
Agricultural & Farmland	123	—	309	—	432	3,963	4,395
Consumer installment loans	1,017	408	4	357	1,786	30,193	31,979
Less: Unearned income	—	—	—	—	—	(719)	(719)

	$2,398	$885	$2,053	$5,530	$10,866	$404,002	$414,868

Note 4 – Allowance for Loans Losses

A summary of changes in the allowance for loans losses (in thousands) for September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
(Dollars in thousands)
Allowance, beginning of period	$3,580	$2,803

Charge-Offs
Commercial and industrial	$43	$6
Real estate, construction	—	—
Real estate, mortgage	3	13
Consumer and other loans	733	545

Total charge-offs	779	564

Recoveries
Commercial and industrial	—	—
Real estate, construction	—	—
Real estate, mortgage	(6)	(12)
Consumer and other loans	(132)	(104)

Total recoveries	(138)	(116)

Net charge-offs (recoveries)	641	448

Provision for loan losses	1,465	1,225

Allowance, end of period	$4,404	$3,580

Note 4 – Allowance for Loans Losses, continued

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
September 30, 2019
Commercial and industrial	$291	$50,535	$50,826
Agricultural	—	175	175
Real Estate – construction, commercial	—	19,876	19,876
Real Estate – construction, residential	—	16,364	16,364
Real Estate – mortgage, commercial	735	166,488	167,223
Real Estate – mortgage, residential	658	165,207	165,865
Real Estate – mortgage, farmland	—	3,754	3,754
Consumer installment loans	—	37,433	37,433

Gross loans	1,684	459,832	461,516
Less: Unearned income	—	(638)	(638)

Total	$1,684	$459,194	$460,878

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2018
Commercial and industrial	$—	$49,076	$49,076
Agricultural	—	216	216
Real Estate – construction, commercial	—	14,666	14,666
Real Estate – construction, residential	—	15,102	15,102
Real Estate – mortgage, commercial	1,258	149,255	150,513
Real Estate – mortgage residential	688	149,168	149,856
Real Estate – mortgage, farmland	—	4,179	4,179
Consumer installment loans	—	31,979	31,979

Gross loans	1,946	413,641	415,587
Less: Unearned income	—	(719)	(719)

Total	$1,946	$412,922	$414,868

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	September 30, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$658	$658	$—	$661	$7
With an allowance recorded:
Commercial and industrial	291	291	151	146	2
Real estate – mortgage, commercial	735	735	100	735	5

	$1,684	$1,684	$251	$1,542	$14

Note 4 – Allowance for Loans Losses, continued

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$1,946	$1,946	$—	$2,067	$64
With an allowance recorded:
Real estate – mortgage, commercial	—	—	—	—	—

	$1,946	$1,946	$—	$2,067	$64

Purchased loans from the 2016 River Bancorp, Inc. acquisition had remaining balances (in thousands) of $25,091 and 34,672 as of September 30, 2019 and December 31, 2018, respectively. Of these balances three loan relationships were considered specifically impaired purchased credit-impaired loans. One of these relationships was resolved during 2018 and the Company recovered $200 of the balance previously written-off. During the first quarter of 2019, another loan relationship was resolved and the Company recovered $200 of the balance previously written-off. At September 30, 2019, the remaining specifically impaired PCI loans totaled $2,318 with a specific impairment of $190. The following table presents the recorded investment in the segments of the River Bancorp, Inc. purchased loans as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Real Estate
Construction loans and all land development and other land loans	$1,415	$1,522
Secured by farmland	3	319
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	2,814	3,376
Secured by first liens	7,803	10,448
Secured by junior liens	399	505
Secured by multifamily (5 or more) residential properties	95	250
Loans secured by owner-occupied, nonfarm nonresidential properties	4,146	7,344
Loans secured by other nonfarm nonresidential properties	5,395	6,239
Commercial and Industrial	2,906	4,457
Other
Other revolving credit plans	37	89
Automobile loans	10	30
Other consumer loans	68	93

Total	$25,091	$34,672

Note 4 – Allowance for Loans Losses, continued

The following table presents the Company’s loan portfolio by internal loan grade (in thousands) as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$406	$1,827	$21,936	$25,540	$579	$—	$538	$50,826
Agricultural	—	103	66	6	—	—	—	175
Real Estate – construction, commercial	—	659	10,210	7,923	104	—	980	19,876
Real Estate – construction, residential	—	—	4,295	8,011	4,058	—	—	16,364
Real Estate – mortgage, commercial	—	1,656	81,973	70,093	10,226	1,012	2,263	167,223
Real Estate – mortgage residential	—	2,917	81,246	76,351	3,648	96	1,607	165,865
Real Estate – mortgage, farmland	1,565	100	1,418	218	453	—	—	3,754
Consumer installment loans	297	32	23,863	12,447	106	—	688	37,433

Gross loans	2,268	7,294	225,007	200,589	19,174	1,108	6,076	461,516

Less: Unearned income								(638)

Total								$460,878

	December 31, 2018
	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$44	$2,660	$21,009	$24,254	$797	$—	$312	$49,076
Agricultural	9	99	105	3	—	—	—	216
Real Estate – construction, commercial	—	485	7,118	5,937	106	—	1,020	14,666
Real Estate – construction, residential	—	—	4,305	5,059	5,738	—	—	15,102
Real Estate – mortgage, commercial	—	1,920	82,097	53,487	8,470	1,668	2,871	150,513
Real Estate – mortgage residential	—	3,647	76,496	63,397	3,805	522	1,989	149,856
Real Estate – mortgage, farmland	1,700	100	1,340	730	—	—	309	4,179
Consumer installment loans	213	29	16,174	15,081	123	—	359	31,979

Gross loans	1,966	8,940	208,644	167,948	19,039	2,190	6,860	415,587

Less: Unearned income								(719)

Total								$414,868

Note 4 – Allowance for Loans Losses, continued

The Company also utilizes the grades 8 (Doubtful) and 9 (Loss). There were no loans classified in these categories at September 30, 2019 and December 31, 2018.

Note 5 - Derivative Financial Instruments and Hedging Activities

During the first quarter of 2019, the Company entered into an interest rate swap agreement (‘‘swap agreement’’) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with a highly rated third-party financial institution. This back-to-back swap agreement is a free-standing derivative and is recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of September 30, 2019.

	September 30, 2019
	Notional Amount	Fair Value
(Dollars in thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$2,156	$244
Pay Fixed/Receive Variable Swaps	2,156	(244)

The Bank also participates in a “mandatory” delivery program for its government guaranteed and conventional mortgage loans held for sale. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a TBA mortgage-backed security bearing similar attributes. Under the mandatory delivery program, the Bank commits to deliver loans to an investor at an agreed upon price prior to the close of such loans. This differs from a “best efforts” delivery, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked.

Note 6 – Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan that covers eligible employees. Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Bank matches 100 percent of an employee’s contribution up to five percent of his or her salary following one year of continuous service and the benefits vest immediately. The Company’s Board of Directors may make additional contributions at its discretion. Employees become eligible to participate in the discretionary contributions after one year of continuous service and the benefits vest over a five-year period. For the nine months ended September 30, 2019 and the year ended December 31, 2018, total expenses attributable to this plan were $454,439 and $364,653, respectively.

In 2013, the Company established an Employee Stock Ownership Plan (ESOP) that covers eligible employees. Benefits in the Plan vest over a five-year period. Contributions to the plan are made at the discretion of the Board of Directors and may include both the matching component to employees’ elective deferrals into the 401(k) plan and discretionary profit contributions. The Plan held 79,800 total shares of Company stock at September 30, 2019 and December 31, 2018. All shares issued to and held by the Plan are considered outstanding in the computation of earnings per share. The Plan or the Company is required to purchase shares from separated employees at a price determined by a third-party appraisal.

Note 7 – Stock-Based Compensation

The Company has granted restricted stock awards to employees under the Blue Ridge Bank Equity Incentive Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the vesting period. Non-cash compensation expense recognized in the Consolidated Statements of Income related to restricted stock awards, net of estimated forfeitures, in thousands, was $160 thousand and $89 thousand for the nine months ended September 30, 2019 and 2018, respectively and $40 thousand and $67 thousand for the three months ended September 30, 2019, and 2018, respectively. The fair value of restricted stock awards at September 30, 2019 was $1.0 million.

Note 8– Fair Value

The fair value of a financial instrument is the current amount that would be exchanged between willing parties in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Note 8– Fair Value, continued

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The Company records fair value adjustments to certain assets and liabilities and determines fair value disclosures utilizing a definition of fair value of assets and liabilities that states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Additional considerations are involved to determine the fair value of financial assets in markets that are not active.

The Company uses a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

The following tables present the balances of financial assets measured at fair value on a recurring basis:

	September 30, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
Available for sale securities
U.S. Treasury and agencies	$3,331	$—	$3,331	$—
Mortgage backed securities	111,790	—	111,790	—
Corporate bonds	6,619	—	6,619	—

Total securities available for sale	$121,740	$—	$121,740	$—

	December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
Available for sale securities
State and municipal	$1,003	$—	$1,003	$—
U.S. Treasury and agencies	3,167	—	3,167	—
Mortgage backed securities	28,370	—	28,370	—
Corporate bonds	5,507	—	5,507	—

Total securities available for sale	$38,047	$—	$38,047	$—

Note 8– Fair Value, continued

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. The agreed upon sales price is considered fair value as all of these loans are under agreements to sell to investors at the time of origination. This amount is generally the loan’s principal amount. Changes in fair value are recognized in the Gain on Sale of Mortgages on the Consolidated Statements of Income.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level two input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The Company markets other real estate owned both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

September 30, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$—	$—	$—	$—

	December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$134	$—	$—	$134

	Fair Value At September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range
Other real estate owned	$—	Discounted appraised value	Discounted for selling costs	N/A

	Fair Value At December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range
Other real estate owned	$134	Discounted appraised value	Discounted for selling costs	15%-35%

Note 9 – Disclosures About Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
(in thousands)
Financial Assets
Cash and short-term investments	$22,318	$22,318	$—	$—	$22,318
Federal funds sold	285	285	—	—	285
Investment securities	142,712	—	143,210	—	143,210
Loans held for sale	80,255	—	80,255	—	80,255
Net loans held for investment	456,474	—	—	462,414	462,414
Accrued interest receivable	2,162	—	2,162	—	2,162
Bank-owned life insurance	8,871	—	8,871	—	8,871
Financial Liabilities
Deposits	520,280	—	428,908	85,162	514,070
Other borrowed funds	129,600	—	129,908	—	129,908
Subordinated debt, net	9,792	—	—	9,792	9,792
Accrued interest payable	834	—	834	—	834

		Fair Value Measurements at December 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
(in thousands)
Financial Assets
Cash and short-term investments	$15,026	$15,026	$—	$—	$15,026
Federal funds sold	546	546	—	—	546
Investment securities	58,750	—	58,688	—	58,688
Loans held for sale	29,233	—	29,233	—	29,233
Net loans held for investment	411,288	—	—	404,888	404,888
Accrued interest receivable	1,769	—	1,769	—	1,769
Bank-owned life insurance	8,455	—	8,455	—	8,455
Financial Liabilities
Deposits	415,027	—	323,280	81,070	404,350
Other borrowed funds	73,100	—	73,113	—	73,113
Subordinated debt, net	9,766	—	—	9,766	9,766
Accrued interest payable	395	—	395	—	395

Note 10 – Business Segments

The Company utilizes its subsidiaries and divisions to provide multiple business segments including retail banking, mortgage banking, and payroll processing services. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage Banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale. Revenues from payroll services consist of fees charged to customers for payroll services.

Nine Months Ended September 30, 2019
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$21,582	$844	$—	$4	$—	$22,430
Service charges on deposit accounts	459	—	—	—	—	459
Mortgage banking income, net	—	10,967	—	—	—	10,967
Payroll processing revenue	—	—	743	—	—	743
Other operating income	2,056	—	—	48	(18)	2,086

Total income	24,097	11,811	743	52	(18)	36,685

Expenses:
Interest expense	5,921	490	—	532	—	6,943
Provision for loan losses	1,465	—	—	—	—	1,465
Salary and benefits	6,167	7,711	271	—	—	14,149
Other operating expenses	5,194	2,697	344	851	(18)	9,068

Total expense	18,747	10,898	615	1,383	(18)	31,625

Income (loss) before income taxes	5,350	913	128	(1,331)	—	5,060

Income tax expense	932	193	22	(158)	—	989

Net income (loss)	$4,418	$720	$106	$(1,173)	$—	$4,071

Net (income) loss attributable to noncontrolling interest	$—	$—	$(21)	$—	$—	$(21)

Net income (loss) attributable to Blue Ridge Bankshares	$4,418	$720	$85	$(1,173)	$—	$4,050

Three Months Ended September 30, 2019
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$7,757	$359	$—	$2	$—	$8,118
Service charges on deposit accounts	171	—	—	—	—	171
Mortgage banking income, net	—	3,943	—	—	—	3,943
Payroll processing revenue	—	—	232	—	—	232
Other operating income	609	—	—	23	(6)	626

Total income	8,537	4,302	232	25	(6)	13,090

Expenses:
Interest expense	2,289	215	—	178	—	2,682
Provision for loan losses	570	—	—	—	—	570
Salary and benefits	2,126	2,858	95	—	—	5,079
Other operating expenses	1,784	955	119	275	(6)	3,127

Total expense	6,769	4,028	214	453	(6)	11,458

Income (loss) before income taxes	1,768	274	18	(428)	—	1,632

Income tax expense (benefit)	344	80	(1)	(44)	—	379

Net income (loss)	$1,424	$194	$19	$(384)	$—	$1,253

Net (income) loss attributable to noncontrolling interest	$—	$—	$(3)	$—	$—	$(3)

Net income (loss) attributable to Blue Ridge Bankshares	$1,424	$194	$16	$(384)	$—	$1,250

Note 10 – Business Segments, continued

Nine Months Ended September 30, 2018
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$15,738	$325	$—	$6	$—	$15,738
Service charges on deposit accounts	479	—	—	—	—	479
Mortgage banking income, net	—	4,868	—	—	—	4,868
Payroll processing revenue	—	—	739	—	—	739
Other operating income	1,262	—	—	4	(18)	1,248

Total income	17,479	5,193	739	10	(18)	23,072

Expenses:
Interest expense	3,032	—	—	532	—	3,564
Provision for loan losses	640	—	—	—	—	640
Salary and benefits	3,851	3,980	296	—	—	8,127
Other operating expenses	4,800	776	397	255	(18)	6,210

Total expense	12,323	4,756	693	787	(18)	18,541

Income (loss) before income taxes	4,825	437	46	(777)	—	4,531

Income tax expense	999	92	8	(155)	—	944

Net income (loss)	$3,826	$345	$38	$(622)	$—	$3,587

Net (income) loss attributable to noncontrolling interest	$—	$—	$(8)	$—	$—	$(8)

Net income (loss) attributable to Blue Ridge Bankshares	$3,826	$345	$30	$(622)	$—	$3,579

Three Months Ended September 30, 2018
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$5,255	$184	$—	$6	$—	$5,445
Service charges on deposit accounts	155	—	—	—	—	155
Mortgage banking income, net	—	2,289	—	—	—	2,289
Payroll processing revenue	—	—	220	—	—	220
Other operating income	755	—	—	4	(6)	753

Total income	6,165	2,473	220	10	(6)	8,862

Expenses:
Interest expense	1,159	—	—	176	—	1,335
Provision for loan losses	225	—	—	—	—	225
Salary and benefits	963	1,745	103	—	—	2,811
Other operating expenses	2,066	550	103	179	(6)	2,892

Total expense	4,413	2,295	206	355	(6)	7,263

Income (loss) before income taxes	1,752	178	14	(345)	—	1,599

Income tax expense	366	33	1	(71)	—	329

Net income (loss)	$1,386	$145	$13	$(274)	$—	$1,270

Net (income) loss attributable to noncontrolling interest	$—	$—	$(1)	$—	$—	$(1)

Net income (loss) attributable to Blue Ridge Bankshares	$1,386	$145	$12	$(274)	$—	$1,269

Note 11 - Other Borrowed Funds

Other Borrowings of $129.6 million at September 30, 2019 are composed of advances from the Federal Home Loan Bank of Atlanta (“FHLB”). The Company utilizes the FHLB advance programs to fund loan growth and provide liquidity. Other borrowings increased $56.5 million from $73.1 million at December 31, 2018.

FHLB advances outstanding and related terms at September 30, 2019 and December 31, 2018 are shown in the following tables:

(In thousands)		FHLB Advances Outstanding September 30, 2019
Type advance	Balance	Interest rate	Maturity date
Fixed rate	$15,000	2.31%	October 1, 2019
Fixed rate	5,000	2.58%	October 4, 2019
Fixed rate	5,000	2.15%	October 16, 2019
Fixed rate	4,000	2.59%	October 23, 2019
Fixed rate	3,500	2.58%	October 30, 2019
Fixed rate	25,000	2.24%	November 4, 2019
Fixed rate	10,000	2.13%	November 29, 2019
Fixed rate	7,000	2.51%	November 29, 2019
Fixed rate	10,000	2.46%	December 4, 2019
Daily rate	10,000	2.07%	December 30, 2019
Fixed rate	26,100	2.49%	May 4, 2020
Fixed rate	5,000	1.99%	May 6, 2020
Fixed rate	4,000	2.15%	September 9, 2020

FHLB Advances, net	$129,600

(In thousands)		FHLB Advances Outstanding December 31, 2018
Type advance	Balance	Interest rate	Maturity date
Fixed rate	$5,000	2.42%	January 3, 2019
Fixed rate	2,800	2.40%	January 7, 2019
Fixed rate	4,500	2.38%	January 9, 2019
Fixed rate	5,000	2.46%	January 16, 2019
Fixed rate	1,200	2.49%	January 18, 2019
Fixed rate	8,000	2.47%	January 31, 2019
Fixed rate	3,000	2.51%	March 8, 2019
Fixed rate	2,000	2.54%	March 19, 2019
Fixed rate	5,000	2.55%	April 1, 2019
Fixed rate	3,500	2.62%	April 30, 2019
Fixed rate	4,000	1.34%	May 31, 2019
Fixed rate	2,000	2.66%	June 19, 2019
Fixed rate	1,000	3.95%	August 27, 2019
Daily rate	22,100	2.65%	August 30, 2019
Fixed rate	4,000	2.13%	September 30, 2019

FHLB Advances, net	$73,100

Note 12 - Subordinated Debt

On November 20, 2015, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with 14 institutional accredited investors under which the Company issued an aggregate of $10,000,000 of subordinated notes (the “Notes”) to the institutional accredited investors. The Notes have a maturity date of December 1, 2025. The Notes bear interest, payable on the 1st of June and December of each year, commencing June 1, 2016, at a fixed rate of 6.75% per year for the first five years, and thereafter will bear a floating interest rate of LIBOR plus 512.8 basis points. The Notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any interest payment date on or after December 1, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

As part of the transaction, the Company incurred issuance costs totaling $338,813. These costs are being amortized over the life of the Notes. The following table summarizes the balance of the Notes and related issuance costs at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(In thousands)	2019	2018
Subordinated debt	$10,000	$10,000
Unamortized issuance costs	(208)	(233)

Subordinated debt, net	$9,792	$9,767

Note 13 - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

Interest income, loan fees, realized securities gains and losses, bank owned life insurance income, SBIC income, and mortgage banking revenue are not in the scope of ASC Topic 606. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income in the consolidated statements of income. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less.

A description of the Company’s significant sources of revenue accounted for under ASC 606 is as follows:

Service fees on deposit accounts are fees charged to deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which are earned based on specific transactions or customer activity within a customer’s deposit account, are recognized at the time the related transaction or activity occurs, as it is at this point when the customer’s request has been fulfilled. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the performance obligation was satisfied. Overdraft fees are recognized when the overdraft occurs. Service fees on deposit accounts are paid through a direct charge to the customer’s account.

Bank card revenue is comprised of interchange revenue and ATM fees. Interchange revenue is earned when bank debit and credit cardholders conduct transactions through VISA, MasterCard, and other payment networks. Interchange fees represent a percentage of the underlying cardholder’s transaction value and are generally recognized daily, concurrent with the transaction processing services provided to the cardholder. ATM fees are earned when a non-Bank cardholder uses a Bank ATM. ATM fees are recognized daily, as the related ATM transactions are settled.

Payroll processing income is comprised of fees charged to customers for payroll services through MoneyWise Payroll Solutions, Inc., of which Blue Ridge Bank, N.A. owns a controlling interest.

Note 13 - Revenue from Contracts with Customers, continued

The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Nine Months Ended September 30,
	2019	2018
Service fees on deposit accounts	$459	$479
Bank card revenue	408	356
Payroll processing income	743	739

Revenue from contracts with customers	1,610	1,574
Non-interest income within scope of other ASC topics	12,645	5,435

Total noninterest income	$14,255	$7,009

Note 14 – Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $7.0 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(Dollars in thousands)	September 30, 2019
Lease liabilities	$6,672
Right-of-use assets	$6,575
Weighted average remaining lease term	6.26 years
Weighted average discount rate	2.79%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Cost (in thousands)	2019	2018	2019	2018
Operating lease cost	$369	$213	$1,104	$582
Total lease cost	$369	$213	$1,104	$582
Cash paid for amounts included in the measurement of lease liabilities	$218	$213	$874	$582

Note 14 – Leases, continued

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	September 30, 2019
Three months ending December 31, 2019	$314
Twelve months ending December 31, 2020	1,305
Twelve months ending December 31, 2021	1,230
Twelve months ending December 31, 2022	1,022
Twelve months ending December 31, 2023	934
Twelve months ending December 31, 2024	640
Thereafter	1,979

Total undiscounted cash flows	7,425
Discount	(753)

Lease liabilities	$6,672

Note 15 – Subsequent Events

On November 20, 2019, the Company declared a quarterly dividend of $0.1425 per share payable on December 13, 2019 to shareholders of record as of December 6, 2019.

Effective December 15, 2019, the Company completed its acquisition of Virginia Community Bankshares, Inc. (“VCB”). The merger of VCB with and into the Company (the “Merger”) was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of May 13, 2019, between the Company and VCB, and a related Plan of Merger (the “Merger Agreement”). Immediately after the Merger, Virginia Community Bank, VCB’s wholly-owned bank subsidiary, merged with and into the Bank. Pursuant to the Merger Agreement, former holders of shares of VCB common stock had the right to elect to receive either $58.00 in cash or 3.05 shares of the Company’s common stock for each share of VCB common stock held, subject to adjustment so that the overall mix of consideration paid to VCB shareholders consists of approximately 60% the Company’s common stock and 40% cash. The Company expects to issue approximately 1,312,970 shares of its common stock and pay approximately $16.6 million in cash in connection with the Merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Form 10-Q reflects the current views and estimates of future economic circumstances, industry conditions, company performance, and financial results of the management of Blue Ridge. These forward-looking statements are subject to a number of factors and uncertainties which could cause Blue Ridge’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements, and such differences may be material. Forward-looking statements speak only as of the date they are made and Blue Ridge does not assume any duty to update forward-looking statements. These forward-looking statements include, but are not limited to, statements about (i) the expected benefits of the transaction between Blue Ridge and VCB, including future financial and operating results, cost savings, enhanced revenues and the expected market position of the combined company that may be realized from the transaction, and (ii) Blue Ridge’s and VCB’s plans, objectives, expectations and intentions and other statements contained in this Form 10-Q that are not historical facts. Other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “predicts,” “potential,” “possible,” “should,” “would,” “will,” “goal,” “target” or words of similar meaning generally are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of Blue Ridge’s management and are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond their respective control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ from those indicated or implied in the forward-looking statements and such differences may be material.

The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the expected cost savings from the transaction with VCB may not be fully realized or may take longer to realize than expected;

•	the integration of the businesses of Blue Ridge and VCB may be more difficult, costly or time-consuming than expected, and could result in the loss of customers;

•	changes in general business, economic and market conditions;

•	changes in fiscal and monetary policies, and laws and regulations;

•	changes in interest rates, deposit flows, loan demand and real estate values;

•	deterioration in asset quality and/or a reduced demand for, or supply of, credit;

•	increased information security risk, including cyber security risk, which may lead to potential business disruptions or financial losses;

•	volatility in the securities markets generally or in the market price of Blue Ridge’s stock specifically; and

•	Blue Ridge’s limited ability to pay dividends; and

•	other risks and factors identified in the “Risk Factors” sections and elsewhere in documents Blue Ridge files from time to time with the Securities and Exchange Commission.

Critical Accounting Policies

General

The accounting principles Blue Ridge applies under U.S. GAAP are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.

The accounting policies Blue Ridge views as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, the fair value measurements of certain assets and liabilities, and accounting for other real estate owned.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be adequate by Blue Ridge to absorb probable losses inherent in the portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and other pertinent factors such as regulatory guidance and general economic conditions. The allowance is established through a provision for loan losses charged to earnings. Loans identified as losses and deemed uncollectible by management are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, for which an allowance is established when the fair value of the loan or present value of future cash flows is lower than its carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Historical losses are categorized into risk-similar loan pools and a loss ratio factor is applied to each group’s loan balances to determine the allocation.

Qualitative and environmental factors include external risk factors that Blue Ridge believes affects its overall lending environment. Environmental factors that Blue Ridge routinely analyzes include levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, trends in volume and terms of loans, effects of changes in risk selection and underwriting practices, experience, ability, depth of lending management and staff, national and local economic trends, conditions such as unemployment rates, housing statistics, banking industry conditions, and the effect of changes in credit concentrations. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

Credit losses are an inherent part of Blue Ridge’s business and, although Blue Ridge believes the methodologies for determining the allowance for loan losses and the current level of the allowance are appropriate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded, and would negatively impact earnings.

Fair Value Measurements

Blue Ridge determines the fair values of financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Blue Ridge’s investment securities available-for-sale are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service. This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at fair value of the property, less estimated disposal costs, if any. Any excess of cost over the fair value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The fair value is reviewed periodically by management and any write downs are charged against current earnings. Accounting policy and treatment is consistent with accounting for impaired loans described above.

Emerging Growth Company

Blue Ridge qualifies as an “emerging growth company,” as defined in the federal securities laws. For as long as it continues to be an emerging growth company, Blue Ridge may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company Blue Ridge has elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to a company that is not an issuer (as defined under Section 2(a) of the Sarbanes-Oxley Act of 2002), if such standards apply to companies that are not issuers. This may make Blue Ridge’s financial statements not comparable with other public companies that are not emerging growth companies or that are emerging growth companies that have opted out of the extended transition period because of the potential differences in accounting standards used. Blue Ridge could be an emerging growth company for up to five years, although it could lose that status sooner if its gross revenues exceed $1.07 billion, if it issues more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of its common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case Blue Ridge would no longer be an emerging growth company as of the following December 31.

Merger with VCB

Effective December 15, 2019, Blue Ridge completed its acquisition of VCB and, immediately thereafter, Virginia Community Bank, VCB’s wholly-owned bank subsidiary, merged with and into the Bank. As of September 30, 2019, VCB had approximately $251.5 million in total assets, $179.5 million in total loans and $219.6 million in total deposits. Blue Ridge expects to issue approximately 1,312,970 shares of its common stock and pay approximately $16.6 million in cash in connection with the Merger.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total assets at September 30, 2019 were $736.2 million, an increase of $196.6 million or 36.4%, from $539.6 million at December 31, 2018. The increase in assets was primarily driven by growth in investment securities, both the loans held for sale and loans held for investment portfolios, as well as other assets. Investment securities totaled $142.7 million at September 30, 2019, an increase of $84.0 million, or 142.9% compared to $58.8 million at December 31, 2018, and is attributed to the implementation of a balance sheet strategy following the Company’s common stock raise. Loans held for sale totaled $80.3 million as of September 30, 2019, an increase of $51.0 million, or 174.5% compared to $29.2 million at December 31, 2018, while loans held for investment totaled $461.0 million as of September 30, 2019, an increase of $46.0 million, or 11.1% compared to $414.9 million at December 31, 2018. Other assets totaled $18.6 million at September 30, 2019, an increase of $8.3 million, or 81.0% compared to $10.3 million as of December 31, 2018. The increase in other assets was primarily due to the implementation of ASU No. 2016-02, Leases (Topic 842) and the recording of a right-of-use asset on the balance sheet for property leased for branches and offices.

The allowance for loan losses increased by $825 thousand during the first nine months of 2019 to $4.4 million, or 0.96% of total loans held for investment as of September 30, 2019, compared to $3.6 million, or 0.86% of total loans held for investment as of December 31, 2018, reflective of the growth in Blue Ridge’s loan portfolio.

At September 30, 2019, total liabilities were $670.6 million, an increase of $170.7 million, or 34.1% compared to $500.0 million at December 31, 2018. The increase in liabilities was concentrated in total deposit growth of $105.3 million, or 25.4%, to $520.3 million as of September 30, 2019 compared to $415.0 million at December 31, 2018. FHLB borrowings increased $56.5 million, or 77.3% from $129.6 million at September 30, 2019 compared to $73.1 million at December 31, 2018. Additionally, other liabilities totaled $11.0 million as of September 30, 2019, an increase of $8.9 million, or 428.3%, compared to $2.1 million at December 31, 2018. The increase in other liabilities was due to the implementation of ASU No. 2016-02, Leases (Topic 842) and the recording of a lease liability on the balance sheet for property leased for branches and offices.

Total shareholders’ equity increased by $26.0 million to $65.6 million at September 30, 2019 compared to $39.6 million at December 31, 2018. The increase in shareholders’ equity was due primarily to the sale of 1.5 million shares of Blue Ridge’s common stock in a private placement to accredited investors. Net proceeds from the sale amounted to $22.2 million.

Comparison of Results of Operation for the Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, Blue Ridge reported net income of $4.1 million, equal to basic and diluted income per common share of $1.01. For the nine months ended September 30, 2018, net income was $3.6 million and both basic and diluted earnings per share were $1.29.

Net Interest Income. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities and is Blue Ridge’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Blue Ridge’s principal interest earning assets are loans to individuals, businesses, and real estate investors, as well as its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal (“NOW”) and savings accounts, money market accounts, certificates of deposit, and FHLB advances. Generally, changes in net interest income are measured by the net interest rate spread and the net interest margin. The net interest rate spread is equal to the difference between the average rate earned on interest earning assets and the average rate incurred on interest-bearing liabilities. The net interest margin represents the difference between interest income and interest expense calculated as a percentage of average earning assets.

The following table shows the average balance sheets for the first nine months of 2019 compared to the first nine months of 2018. Also shown are the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)
Assets
Taxable investments (2)	$100,453	$2,384	3.16%	$43,538	$1,139	3.49%
Tax-free investments (2)	8,153	182	3.61%	9,739	226	3.75%

Total securities	108,606	2,566	3.39%	53,277	1,365	3.62%
Interest-bearing deposits in other banks	17,852	218	1.63%	9,685	59	0.82%
Federal funds sold	338	6	2.37%	988	13	1.73%
Loans held for sale	46,800	1,333	3.80%	15,747	498	4.22%
Loans held for investment (3)	441,569	18,307	5.53%	347,155	14,127	5.43%

Total interest-earning assets	615,165	22,430	4.87%	426,852	16,062	5.03%
Less allowance for loan losses	(3,953)			(3,002)
Total non-interest earning assets	31,742			23,545

Total assets	$642,954			$447,395

Liabilities & Shareholders’ equity
Interest-bearing demand and savings deposits	$165,481	$1,194	0.96%	$128,500	$538	0.56%
Time deposits	210,448	3,297	2.09%	165,475	1,931	1.56%

Total interest-bearing deposits	375,929	4,491	1.53%	293,975	2,469	1.06%
FHLB advances and other borrowings	113,989	2,452	2.87%	47,774	1,094	3.06%

Total interest-bearing liabilities	489,918	6,943	1.89%	341,749	3,563	1.39%
Demand deposits and other liabilities	102,033			69,168

Total liabilities	591,951			410,917
Shareholders’ equity	51,003			36,478

Total liabilities and shareholders’ equity	$642,954			$447,395

Interest rate spread			2.98%			3.64%
Net interest income and margin		$15,487	3.36%		$12,499	3.90%

(1)	Annualized.
(2)	Computed on a fully taxable equivalent basis.
(3)	Non-accrual loans have been included in the computations of average loan balances.

The increase in average interest-earning assets was primarily driven by an increase in average investment securities and average loans and resulted in increased interest income during the first nine months of 2019. Total interest income increased by $6.4 million, or 39.6%, for the nine-month period ended September 30, 2019 as compared to the same period in 2018.

Interest expense increased by $3.4 million, or 94.8% to $6.9 million for the nine months ended September 30, 2019 as compared to $3.6 million during the first nine months of 2018. Average interest bearing-liabilities increased by 43.4% for the nine-month period ended September 30, 2019, as compared to the same period in 2018, and the average cost of funds increased to 1.89% during the first nine months of 2019, compared to 1.39% during the first nine months of 2018.

Net interest income for the nine-month period ended September 30, 2019 was $15.5 million as compared to $12.5 million for the same period in 2018, an increase of 23.9%. The increase in net interest income during the period is primarily attributed to an increase of $94.4 million in average loans held for investment and an increase in average loans held for sale outstanding of $31.1 million from the period ended September 30, 2019 compared to the same period in 2018.

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following rate-volume variance analysis shows the year-to-date changes in the components of net interest income as of September 30, 2019 compared to September 30, 2018.

	Nine Months Ended September 30, 2019 vs. 2018
	Increase/ (Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate
Interest Income
Taxable investments	$1,489	$(244)	$1,245
Tax-free investments	(45)	2	(43)
Interest bearing deposits in other banks	50	108	158
Federal funds sold	(8)	1	(7)
Loans available for sale	982	(148)	834
Loans held for investment	3,842	338	4,180

Total interest income	$6,310	$57	$6,367

Interest Expense
Interest-bearing demand and savings deposits:	$155	$502	$657
Time deposits	525	840	1,365
FHLB advances and other borrowings	1,517	(160)	1,357

Total interest expense	2,197	1,182	3,379

Change in Net Interest Income	$4,113	$(1,125)	$2,988

Provision for Loan Losses. The provision for loan losses was $1.5 million during the nine-month period ended September 30, 2019 as compared to $640 thousand during the nine months ended September 30, 2018. Net charge-offs for such periods amounted to $641 thousand during the period ended September 30, 2019 and $220 thousand in net charge-offs for the period ended September 30, 2018. The increase in the provision for loan losses during the first nine months of 2019 compared to the like period in 2018 was due to overall loan portfolio growth as well as changes in portfolio mix.

Non-Interest Income. Blue Ridge’s non-interest income sources include deposit service charges and other fees, gains/losses on sales of mortgages, and income from bank-owned life insurance (“BOLI”). Non-interest income totaled $14.3 million for the nine months ended September 30, 2019, compared to $7.0 million for the like period in 2018. The increase in non-interest income was due to an increase of $6.1 million related to the origination and sale of held for sale mortgages and a $726 thousand gain on life insurance proceeds related to BOLI.

Non-Interest Expense. Non-interest expense totaled $23.2 million for the nine-month period ended September 30, 2019 as compared to $14.3 million for the same period in 2018, a 61.9% increase. This increase was primarily due to an increase in salaries and employee benefits of $6.0 million, or 74.1%, in addition to an increase in occupancy expenses of $751 thousand to $1.9 million for the nine-month period ended September 30, 2019, compared to $1.1 million of the like period in 2018. Other contractual services also increased $658 thousand to $1.1 million at September 30, 2019 from $442 thousand at September 30, 2018 as a result of expenses associated with the pending merger with VCB.

Income Tax Expense. During the nine months ended September 30, 2019, Blue Ridge recognized a provision for income taxes of $989 thousand, for an effective tax rate of 19.6%, as compared to a provision of $944 thousand, for an effective tax rate of 21.0% for the period ended September 30, 2018.

Comparison of Results of Operation for the Three Months Ended September 30, 2019 and 2018

For the three months ended September 30, 2019, Blue Ridge reported net income of $1.3 million, equal to basic and diluted income per common share of $0.29. For the three months ended September 30, 2018, net income was $1.3 million and both basic and diluted earnings per share were $0.45.

Net Interest Income. Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is Blue Ridge’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings.

The following table shows the average balance sheets for the three months ending September 30, 2019 compared to the three months ending September 30, 2018. Also shown are the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)
Assets
Taxable investments (2)	$140,425	$1,039	2.61%	$48,541	$395	3.25%
Tax-free investments (2)	7,273	56	3.72%	9,529	73	3.73%

Total securities	147,698	1,095	3.16%	58,070	468	3.49%
Interest-bearing deposits in other banks	19,760	94	1.90%	8,533	15	0.69%
Federal funds sold	352	2	2.28%	710	3	1.95%
Loans held for sale	61,633	563	3.65%	25,221	272	4.32%
Loans held for investment (3)	458,668	6,364	5.55%	362,078	5,011	5.54%

Total interest-earning assets	688,111	8,118	4.73%	454,612	5,769	5.09%
Less allowance for loan losses	(4,231)			(3,157)
Total non-interest earning assets	35,129			21,329

Total assets	$719,009			$472,784

Liabilities & Shareholders’ equity
Interest-bearing demand and savings deposits	$173,868	$457	1.05%	$133,314	$207	0.62%
Time deposits	235,911	1,306	2.21%	168,946	703	1.66%

Total interest-bearing deposits	409,779	1,763	1.63%	302,260	910	1.14%
FHLB advances and other borrowings	136,539	919	2.69%	57,719	423	2.95%

Total interest-bearing liabilities	546,318	2,682	1.96%	359,979	1,333	1.48%
Demand deposits and other liabilities	108,025			75,632

Total liabilities	654,343			435,611
Shareholders’ equity	64,666			37,173

Total liabilities and shareholders’ equity	$719,009			$472,784

Interest rate spread			2.77%			3.61%
Net interest income and margin		$5,436	3.16%		$4,436	3.90%

(1)	Annualized.
(2)	Computed on a fully taxable equivalent basis.
(3)	Non-accrual loans have been included in the computations of average loan balances.

The increase in average interest-earning assets was primarily driven by an increase in average investment securities and average loans and resulted in increased interest income during 2019. Total interest income increased by $2.3 million, or 40.7%, for the three-month period ended September 30, 2019 as compared to the same period in 2018.

Interest expense increased by $1.4 million, or 101.1% to $2.7 million for the three months ended September 30, 2019 as compared to $1.3 million during the three months ended September 30, 2018. Average interest bearing-liabilities increased by 51.7% for the three-month period ended September 30, 2019, as compared to the same period in 2018, and the average cost of funds increased to 1.96% during the three months ended September 30, 2019, compared to 1.48% during the three months ended September 30, 2018.

Net interest income for the three-month period ended September 30, 2019 was $5.4 million as compared to $4.4 million for the same period in 2018, an increase of 22.5%. The increase in net interest income during the period is primarily attributed to an increase of $96.6 million in average loans held for investment and an increase in average securities of $89.6 million from the three-month period ended September 30, 2019 compared to the same period in 2018.

Provision for Loan Losses. The provision for loan losses was $570 thousand during the three-month period ended September 30, 2019 as compared to $225 thousand during the three months ended September 30, 2018. The increase in the provision for loan losses during the three months ended September 30, 2019 compared to the like period in 2018 was due to overall loan portfolio growth as well as changes in portfolio mix.

Non-Interest Income. Blue Ridge’s non-interest income sources include deposit service charges and other fees, gains/losses on sales of mortgages, and income from bank-owned life insurance (“BOLI”). Non-interest income totaled $5.0 million for the three months ended September 30, 2019, compared to $3.1 million for the like period in 2018. The increase in non-interest income was due to an increase of $1.7 million related to the origination and sale of held for sale mortgages.

Non-Interest Expense. Non-interest expense totaled $8.2 million for the three-month period ended September 30, 2019 as compared to $5.7 million for the same period in 2018, a 43.9% increase. This increase was primarily due to an increase in salaries and employee benefits of $1.6 million, or 48.1%, in addition to an increase in occupancy expenses of $213 thousand to $627 thousand for the three-month period ended September 30, 2019, compared to $414 thousand of the like period in 2018. Data processing fees also increased $148 thousand to $413 thousand at September 30, 2019 from $265 thousand at September 30, 2018 as a result of expenses associated with the pending merger with Virginia Community.

Income Tax Expense. During the three months ended September 30, 2019, Blue Ridge recognized a provision for income taxes of $379 thousand, for an effective tax rate of 23.2%, as compared to a provision of $329 thousand, for an effective tax rate of 20.6% for the period ended September 30, 2018.

Analysis of Financial Condition

Loan Portfolio. Blue Ridge makes loans to individuals as well as to commercial entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the creditworthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by Blue Ridge. All loans are underwritten within specific lending policy guidelines that are designed to maximize Blue Ridge’s profitability within an acceptable level of business risk.

The following table sets forth the distribution of Blue Ridge’s loan portfolio at the dates indicated by category of loan and the percentage of loans in each category to total loans.

	At September 30,		At December 31,
	2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and financial	$50,826	11.01%	$49,076	11.81%
Agricultural	175	0.04%	216	0.05%
Real estate – construction, commercial	19,876	4.31%	14,666	3.53%
Real estate – construction, residential	16,364	3.55%	15,102	3.63%
Real estate – mortgage, commercial	167,223	36.23%	150,513	36.22%
Real estate – mortgage, residential	165,865	35.94%	149,856	36.06%
Real estate – mortgage, farmland	3,754	0.81%	4,179	1.01%
Consumer installment loans	37,433	8.11%	31,979	7.69%

Gross loans	461,516	100.00%	415,587	100.00%

Less: Unearned Income	(638)		(719)

Gross loans, net of unearned income	460,878		414,868
Less: Allowance for loan losses	(4,404)		(3,580)

Net loans	$456,474		$411,288

Loans and leases held for sale	$80,255		$29,233

(not included in totals above)

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of our loan portfolio at September 30, 2019 and December 31, 2018.

September 30, 2019	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and financial	$12,410	$15,221	$23,195	$50,826
Agricultural	11	164	—	175
Real estate – construction, commercial	4,615	13,375	1,886	19,876
Real estate – construction, residential	16,364	—	—	16,364
Real estate – mortgage, commercial	16,235	58,526	92,462	167,223
Real estate – mortgage, residential	9,052	20,902	135,911	165,865
Real estate – mortgage, farmland	420	1,692	1,642	3,754
Consumer installment loans	672	31,224	5,537	37,433

Gross loans	$59,779	$141,104	$260,633	$461,516

Fixed-rate loans	$49,247	$132,582	$152,028	$333,857
Floating-rate loans	10,532	8,522	108,605	127,659

Gross loans	$59,779	$141,104	$260,633	$461,516

December 31, 2018	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and financial	$11,880	$19,583	$17,613	$49,076
Agricultural	183	33	—	216
Real estate – construction, commercial	6,987	6,412	1,267	14,666
Real estate – construction, residential	15,102	—	—	15,102
Real estate – mortgage, commercial	21,403	52,743	76,367	150,513
Real estate – mortgage, residential	11,353	18,291	120,212	149,856
Real estate – mortgage, farmland	723	1,494	1,962	4,179
Consumer installment loans	787	23,378	7,814	31,979

Gross loans	$68,418	$121,934	$225,235	$415,587

Fixed-rate loans	$52,431	$115,860	$126,942	$295,233
Floating-rate loans	15,987	6,074	98,293	120,354

Gross loans	$68,418	$121,934	$225,235	$415,587

Blue Ridge prepares a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar amount of inherent losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged against income and decreased by loans charged-off (net of recoveries, if any). Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. The allowance consists of specific and general components. The specific component relates to loans that are identified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or the net realizable value, which is equal to the estimated fair value less estimated costs to sell, of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and those loans classified that are not impaired and is based on historical loss experience adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data.

Blue Ridge follows applicable guidance within the Financial Accounting Standards Board Accounting Standards Codification. This guidance requires that losses be accrued when they are probable of occurring and can be estimated. It also requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

Loans are evaluated for non-accrual status when principal or interest is delinquent for 90 days or more and are placed on non-accrual status when a loan is specifically determined to be impaired. Any unpaid interest previously accrued on those loans is reversed from income. Any interest payments subsequently received are recognized as income or amortized over the life of the refinanced loan depending on the specific circumstances. Interest payments received on loans, where management believes a potential for loss remains, are applied as a reduction of the loan principal balance.

Management believes that the allowance for loan losses is adequate. There can be no assurance, however, that adjustments to the provision for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in Blue Ridge’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for loan losses necessary.

The following table presents a summary of the provision and allowance for loan losses for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Allowance, beginning of period	$3,580	$2,803

Charge-Offs
Commercial and industrial	$43	$6
Real estate, construction	—	—
Real estate, mortgage	3	13
Consumer and other loans	733	545

Total charge-offs	779	564

Recoveries
Commercial and industrial	—	—
Real estate, construction	—	—
Real estate, mortgage	(6)	(12)
Consumer and other loans	(132)	(104)

Total recoveries	(138)	(116)

Net charge-offs	641	448

Provision for loan losses	1,465	1,225

Allowance, end of period	$4,404	$3,580

Ratio of net charges-offs to average total loans outstanding during period	0.05%	0.12%

The allowance for loan losses includes specific and additional allowances for impaired loans and a general allowance applicable to all loan categories; however, management has allocated the allowance by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category. The allocation of the allowance at the end of the period indicated, and as a percent of the applicable loan segment, is as follows:

	September 30,		December 31,
(Dollars in thousands)	2019	% of Loans	2018	% of Loans
Commercial and industrial	$786	1.6%	$568	1.2%
Real estate – construction, commercial	157	0.8%	111	0.8%
Real estate – construction, residential	60	0.4%	56	0.4%
Real estate – mortgage, commercial	1,517	0.9%	1,183	0.8%
Real estate – mortgage, residential	502	0.3%	431	0.3%
Agricultural and farmland	13	0.3%	13	0.3%
Consumer installment	1,369	3.7%	1,218	3.8%

	$4,404	1.0%	$3,580	0.9%

Non-performing Assets. Non-performing assets consist of non-accrual loans; loans past due 90 days and still accruing interest, and other real estate owned (foreclosed properties). The level of non-performing assets decreased by $1.8 million during the first nine months of 2019 to $5.8 million as of September 30, 2019, compared to $7.7 million at December 31, 2018 and $7.8 million at December 31, 2017. Blue Ridge has established specific loan loss reserves on impaired loans equal to the estimated collateral deficiency (if any), plus the cost of sale of the underlying collateral, as applicable.

Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at fair value, including a reduction for the estimated selling expenses.

The following is a summary of information pertaining to risk elements and non-performing assets:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans	$5,141	$5,515
Loans past due 90 days and still accruing	708	2,005

Total non-performing loans	$5,849	$7,520
Other real estate owned	—	134

Total non-performing assets	$5,849	$7,654
Allowance for loan losses to total loans held for investment	0.96%	0.86%
Allowance for loan losses to non-performing loans	75.29%	47.61%
Non-performing loans to total loans held for investment	1.27%	1.81%
Non-performing assets to total assets	0.79%	1.42%

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available-for-sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of Blue Ridge’s investment securities available-for-sale was $121.7 million at September 30, 2019, an increase of $83.7 million, or 219.98% from $38.0 million at December 31, 2018. Investment securities held-to-maturity at September 30, 2019 totaled $13.1 million and $15.6 million at December 31, 2018. Securities in the investment portfolio classified as held-to-maturity are those securities that Blue Ridge has the intent and ability to hold to maturity and are carried at amortized cost.

As of September 30, 2019 and December 31, 2018, the majority of the investment securities portfolio consisted of securities rated A to AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. Investment securities that were pledged to secure public deposits totaled $13.5 million and $16.8 million at September 30, 2019 and December 31, 2018, respectively.

Blue Ridge completes reviews for other-than-temporary impairment at least quarterly. At September 30, 2019 and December 31, 2018, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. Blue Ridge does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

            No other-than-temporary impairment has been recognized for the securities in Blue Ridge’s investment portfolio as of September 30, 2019 and December 31, 2018.

Blue Ridge holds restricted investments in equities of the Federal Reserve Bank of Richmond (“FRB”), FHLB, and through its correspondent bank, Community Banker’s Bank (“CBB”). At September 30, 2019 Blue Ridge owned $6.0 million of FHLB stock, $963 thousand of FRB stock, and $168 thousand of CBB stock. At December 31, 2018, Blue Ridge owned $3.5 million of FHLB stock, $813 thousand of FRB stock, and $168 thousand of CBB stock.

The following table reflects the composition of Blue Ridge’s investment portfolio, at amortized cost, at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total
Held-to maturity
State and municipal	$13,117	9.8%	$15,565	28.6%
Available-for-sale
State and municipal	—	—	1,000	1.8%
U. S. Treasury and agencies	3,375	2.5%	3,375	6.2%
Mortgage backed securities	110,220	82.7%	28,976	53.3%
Corporate bonds	6,553	5.0%	5,477	10.1%
Equity securities	—	—	—	—

Total investments	$133,265	100.0%	$54,393	100.0%

The following tables present the amortized cost of Blue Ridge’s investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at September 30, 2019 and December 31, 2018.

	At September 30, 2019
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to maturity
State and municipal	$461	3.1%	$2,590	3.5%	$3,761	3.7%	$6,305	3.8%
Available-for-sale
U. S. Treasury and agencies	—	—	1,000	1.9%	2,375	2.3%	—	—
Mortgage backed securities	—	—	—	—	1,594	1.7%	108,626	2.4%
Corporate bonds	—		1,500	5.3%	4,825	6.3%	228	6.9%

Total investments	$461		$5,090		$12,555		$115,159

	At December 31, 2018
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to maturity
State and municipal	$302	2.8%	$4,089	3.1%	$2,688	3.8%	$8,486	3.6%
Available-for-sale
State and municipal	500	3.9%	500	4.9%	—	—	—	—
U. S. Treasury and agencies	—	—	500	1.8%	2,875	2.3%	—	—
Mortgage backed securities	—	—	—	—	1,922	1.8%	27,054	2.9%
Corporate bonds	—		1,500	5.2%	3,750	6.5%	227	7.0%

Total investments	$802		$6,589		$11,235		$35,767

Deposits. The principal sources of funds for Blue Ridge are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit) from its market area. Blue Ridge’s deposit base includes transaction accounts, time and savings accounts and other accounts that customers use for cash management purposes and which provide Blue Ridge with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable low-cost source of funding. Please refer to the average balance tables under “Net Interest Income” for information regarding the average balance of deposits, and average rates paid.

Approximately 45.5% of Blue Ridge’s deposits at September 30, 2019 were made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 40.9% and 47.8% at December 31, 2018 and December 31, 2017, respectively.

The following tables provide a summary of Blue Ridge’s deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of the end of the periods indicated:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$91,840	—	$88,265	—
Interest-bearing – checking, savings and money market	191,654	0.93%	157,000	0.87%
Time deposits $100,000 or more	175,224	2.32%	109,004	2.02%
Other time deposits	61,562	1.84%	60,758	1.58%

Total deposits	$520,280		$415,027

Maturities of Time Deposits ($100,000 or greater)

(Dollars in thousands)	September 30, 2019	December 31, 2018
Maturing in:
3 months or less	$48,992	$8,155
Over 3 months through 6 months	12,048	19,265
Over 6 months through 12 months	21,113	20,867
Over 12 months	93,071	60,717

	$175,224	$109,004

Brokered and listing service deposits made up of both certificate of deposits and money market demand accounts totaled $64.8 million at September 30, 2019, an increase of $41.3 million from $23.5 million at December 31, 2018.

Borrowings: The following table provides information on the balances and interest rates on total borrowings for the periods indicated:

(Dollars in thousands)	September 30, 2019	At December 31 2018
FHLB borrowings	$129,600	$73,100

Weighted average interest rate	2.33%	2.47%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in Blue Ridge’s residential, multifamily and commercial real estate mortgage loan portfolios as well as selected investment portfolio securities.

Liquidity. Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. Blue Ridge must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of Blue Ridge’s liquidity management program is to ensure that it always has sufficient resources to meet the demands of depositors and borrowers. Stable core deposits and a strong capital position provide the base for Blue Ridge’s liquidity position. Blue Ridge believes it has demonstrated its ability to attract deposits because of Blue Ridge’s convenient branch locations, personal service, technology and pricing.

In addition to deposits, Blue Ridge has access to the different wholesale funding markets. These markets include the brokered certificate of deposit market, listing service deposit market, and the federal funds market. Blue Ridge is a member of the Promontory Interfinancial Network, which allows banking customers to access FDIC insurance protection on deposits through Blue Ridge which exceed FDIC insurance limits. Blue Ridge also has one-way authority with Promontory for both their CDARs and ICS products which provides Blue Ridge the ability to access additional wholesale funding as needed. Blue Ridge also maintains secured lines of credit with the FRB and the FHLB for which Blue Ridge can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces Blue Ridge’s reliance on any one source for funding.

Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.

Blue Ridge has established a formal liquidity contingency plan which provides guidelines for liquidity management. For Blue Ridge’s liquidity management program, it first determines Blue Ridge’s current liquidity position and then forecasts liquidity based on anticipated changes in the balance sheet. In this forecast, Blue Ridge expects to maintain a liquidity cushion. Blue Ridge also stress tests its liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. Blue Ridge believes that it has sufficient resources to meet its liquidity needs.

Blue Ridge had a credit line available of $216.3 million with the FHLB with an outstanding balance of $129.6 million as of September 30, 2019, leaving the remaining credit availability of $86.7 million at September 30, 2019. As of December 31, 2018, the outstanding balance of borrowings with the FHLB totaled $73.1 million.

Blue Ridge had four unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $21 million at September 30, 2019 and December 31, 2018. These lines were not drawn upon at September 30, 2019 and December 31, 2018.

Liquidity is essential to Blue Ridge’s business. Blue Ridge’s liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that Blue Ridge may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or Blue Ridge. Blue Ridge’s ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. Blue Ridge monitors its liquidity position daily through cash flow forecasting and monthly testing against minimum policy ratios and believes its level of liquidity and capital is adequate to conduct the business of Blue Ridge.

Capital. Capital adequacy is an important measure of financial stability and performance. Blue Ridge’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that considers the individual risk profile of the financial institution. The minimum capital requirements are: (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets, is designed to absorb losses during periods of economic stress and is applicable to Blue Ridge Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, Blue Ridge Bank currently considers its minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total Risk-Based capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation. Blue Ridge Bank was considered “well capitalized” for regulatory purposes at September 30, 2019 and December 31, 2018.

As noted above, regulatory capital levels for Blue Ridge Bank meet those established for “well capitalized” institutions. While Blue Ridge Bank is currently considered “well capitalized,” it may from time to time find it necessary to access the capital markets to meet Blue Ridge’s growth objectives or capitalize on specific business opportunities.

The following table shows the minimum capital requirement and the capital position at September 30, 2019 and December 31, 2018 and 2017 for Blue Ridge Bank.

			Minimum Ratios
	September 30, 2019	December 31, 2018	To be “Adequately Capitalized”	To be “Well Capitalized”
Total Capital (to Risk Weighted Assets):
Consolidated	13.9%	10.8%	N/A	N/A
Bank	12.9%	12.1%	8.0%	10.5%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	10.9%	9.9%	N/A	N/A
Bank	12.0%	11.2%	6.0%	8.5%
Tier 1 Capital (to Average Assets):
Consolidated	8.6%	8.3%	N/A	N/A
Bank	8.4%	8.9%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	10.9%	9.9%	N/A	N/A
Bank	12.0%	11.2%	4.5%	7.0%

Off-Balance Sheet Activities

Standby letters of credit are conditional commitments issued by Blue Ridge to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers; Blue Ridge generally holds collateral supporting these commitments. In the event the customer does not perform in accordance with the terms of the agreement with the third party, Blue Ridge would be required to fund the commitment. The maximum potential amount of future payments Blue Ridge could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, Blue Ridge would be entitled to seek recovery from the customer. The maximum potential amount of future advances on standby letters of credit available through Blue Ridge at September 30, 2019 and December 31, 2018, totaled $1.3 million and $1.6 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Blue Ridge evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Blue Ridge upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate and income producing commercial properties. The approved commitments to extend credit that was available but unused at September 30, 2019 and December 31, 2018 totaled $89.2 million and $65.2 million, respectively.

Interest Rate Risk Management

As a financial institution, Blue Ridge is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay loans and depositors’ ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. Blue Ridge’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that Blue Ridge maintains. Blue Ridge manages interest rate risk through an asset and liability committee, or (“ALCO”). ALCO is responsible for managing Blue Ridge’s interest rate risk in conjunction with liquidity and capital management.

Blue Ridge employs an independent consulting firm to model its interest rate sensitivity. Blue Ridge uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how Blue Ridge expects rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two-year period and include ramped rate changes of down 100 basis points to 300 basis points and up 100 basis points to 400 basis points. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of Blue Ridge’s interest rate risk position over a historical time frame for comparison purposes.

At September 30, 2019, Blue Ridge’s asset/liability position was considered to be slightly asset sensitive based on its interest rate sensitivity model. Blue Ridge’s net interest income would increase by 14.2% in an up 100 basis point scenario and would increase 15.8% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, Blue Ridge’s net interest income would increase by 15.3% in an up 100 basis point scenario and would increase by 20.1% in an up 400 basis point scenario. At September 30, 2019, all interest rate risk stress tests measures were within Blue Ridge’s board policy established limits in each of the increased rate scenarios.

Additional information on Blue Ridge’s interest rate sensitivity for a static balance sheet over a one-year time horizon as of September 30, 2019 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
September 30, 2019
Change in interest rates (basis points)	Percentage change in net interest income
+400	15.8%
+300	14.9%
+200	14.6%
+100	14.2%
0	—
-100	6.2%
-200	-1.7%
-300	-3.5%

Economic value of equity, or (“EVE”), measures the period end market value of assets less the market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

The interest rate risk to capital at September 30, 2019 is shown below and reflects that Blue Ridge’s market value of capital is in a slightly liability sensitive position in which an increase in short-term interest rates is expected to generate lower market values of capital. At September 30, 2019, all EVE stress tests measures were within Blue Ridge’s board policy established limits.

Interest Rate Risk to Capital
September 30, 2019
Change in interest rates (basis points)	Percentage change in economic value of equity
+400	0.4%
+300	1.3%
+200	3.5%
+100	5.5%
0	—
-100	4.2%
-200	2.8%
-300	15.7%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	Interactive Data Files.*

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Ridge Bankshares, Inc.

Date: December 16, 2019	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Amanda G. Story
Amanda G. Story
Chief Financial Officer