Form 10-K
period 2019-12-31
BLUE RIDGE BANKSHARES, INC.
filed 2020-04-14
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-39165

BLUE RIDGE BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Virginia	54-1470908
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1807 Seminole Trail, Charlottesville, Virginia	22901
Address of Principal Executive Offices	Zip Code

(540) 743-6521

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BRBS	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2019, based on the closing sale price of the registrant’s common stock on June 30, 2019, was approximately $66,920,814.

The registrant had 5,660,985 shares of common stock, no par value per share, outstanding as of April 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement for the 2020 annual meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

ITEM 1: BUSINESS

General

Blue Ridge Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) is a bank holding company headquartered in Charlottesville, Virginia. It provides commercial and consumer banking and financial services through its wholly-owned bank subsidiary, Blue Ridge Bank, National Association (the “Bank”), and its non-bank financial services affiliates. The Company was incorporated under the laws of the Commonwealth of Virginia in July 1988 in connection with the holding company reorganization of the Bank, which was completed in July 1988.

The Bank is a federally chartered national bank headquartered in Martinsville, Virginia that traces its roots to Page Valley Bank of Virginia, which opened for business in 1893. The Bank currently operates fourteen full-service banking offices in central Virginia and north-central North Carolina.

As of December 31, 2019, the Company had total consolidated assets of approximately $960.8 million, total consolidated loans of approximately $702.5 million, total consolidated deposits of approximately $722.0 million and consolidated shareholders’ equity of approximately $92.6 million.

The Bank serves businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking, investment services, mortgage banking and payroll processing. Products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, investment accounts, insurance, credit cards, online banking, telephone banking and mobile banking. Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

The Bank’s primary source of revenue is interest income from its lending activities. The Bank’s other major sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, mortgage banking income, transactions and fee income from its lending and deposit activities, and income associated with payroll processing services. The Bank’s major expenses are interest on deposits and general and administrative expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing expenses and office occupancy expenses.

As a bank holding company incorporated under the laws of the Commonwealth of Virginia, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia SCC”). The Bank’s primary regulator is the Office of the Comptroller of the Currency (the “OCC”).

On December 31, 2019, the Company, through its banking subsidiary, acquired LenderSelect Mortgage Group (“LenderSelect”) based in Richmond, Virginia for an aggregate purchase price of $720,489.  The purchase price was allocated to an amortizing intangible asset.  LenderSelect offers wholesale and third party residential mortgage origination services to other financial institutions and credit unions.

On May 13, 2019, the Company and Virginia Community Bankshares, Inc. (“VCB”), based in Louisa, Virginia, entered into a definitive agreement pursuant to which VCB agreed to merge into the Company, with the Company as the survivor in the merger. The Company completed its acquisition of VCB on December 15, 2019. Also on December 15, 2019, VCB’s Virginia chartered subsidiary bank, Virginia Community Bank, merged with and into the Bank. The Company acquired total assets of approximately $242.5 million and assumed total liabilities of approximately $219.2 million in the acquisition. Pursuant to the terms of the agreement, each share of VCB common stock was converted into the right to receive either $58.00 in cash or 3.05 shares of the Company’s common stock at the election of each VCB shareholder. The agreement contained allocation and proration procedures ensuring that 60% of VCB’s outstanding shares were converted into the Company’s common stock and 40% of VCB’s outstanding shares were converted into cash. In the merger, the Company issued 1,312,919 shares of its common stock and made cash payments to VCB shareholders that totaled $16,646,540 in the aggregate.

On February 1, 2019, the Company , through its banking subsidiary, acquired a 35% ownership interest in Hammond Insurance Agency, Incorporated for an aggregate purchase price of $1,018,500.  The purchase price was allocated to goodwill in the amount of $612,500 and an amortizing intangible asset of $406,000.

On October 4, 2017, the Company, through its banking subsidiary, acquired an 80% ownership interest in MoneyWise Payroll Solutions (“MoneyWise), a payroll management services company located in Charlottesville, VA, for an aggregate price of $800,000. The purchase price was allocated to an amortizing intangible asset.

On March 30, 2016, the Company and River Bancorp, Inc. (“River”), based in Martinsville, Virginia, entered into a definitive agreement pursuant to which River agreed to merge into the Company, with the Company as the survivor in the merger. The Company completed its acquisition of River on October 20, 2016. The Company acquired total assets of approximately $114.0 million and assumed total liabilities of approximately $103.0 million in the acquisition. Pursuant to the terms of the agreement, each share of River common stock was converted into the right to receive either $16.57 in cash or 0.8143 shares of the Company’s common stock at the election of each River shareholder. The agreement contained allocation and proration procedures ensuring that 70% of River’s outstanding shares were converted into the Company’s common stock and 30% of River’s outstanding shares were converted into cash. In the merger, the Company issued 423,246 shares of its common stock and made cash payments to River shareholders that totaled $3,692,772 in the aggregate. On December 9, 2016, the Company’s Virginia chartered subsidiary bank merged with and into River’s national bank subsidiary and the surviving bank was renamed Blue Ridge Bank, National Association.

On November 20, 2015, the Company entered into a Subordinated Note Purchase Agreement under which it issued an aggregate of $10.0 million of fixed-to-floating rate subordinated notes (the “Notes”) to certain accredited investors. The Notes have a maturity date of December 1, 2025 and bear interest at the rate of 6.75% per year until December 1, 2020, at which date the rate will reset quarterly, equal to the London Interbank Offered Rate (“LIBOR”) determined on the determination date of the applicable interest period plus 512.8 basis points. Interest on the Notes is payable semi-annually on December 1 and June 1 of each year through December 1, 2020 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any interest payment date on or after December 1, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

In December 2015, with the proceeds from the issuance of the Notes, the Company redeemed all $4.5 million of its outstanding Senior Non-Cumulative Perpetual Preferred Stock, Series A. Such preferred stock was originally issued to the U.S. Department of the Treasury under the Small Business Lending Fund.

The principal executive offices of the Company are located at 1807 Seminole Trail, Charlottesville, Virginia 22835, and its telephone number is (540) 743-6521.

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Company’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The Company’s website can be accessed at https://www.mybrb.com. The Company makes its SEC filings available through this website under “Investor Relations,” “Financial Documents,” “Documents” as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to the Company’s Corporate Secretary at 17 West Main Street, Luray, Virginia 22835, or by calling (540) 743-6521. Information on the Company’s website does not constitute part of, and is not incorporated into, this report or any other filing the Company makes with the SEC.

Market Area

The Bank currently has branches in Charlottesville, Culpepper, Drakes Branch, Fredericksburg, Gordonsville, Harrisonburg, Luray, Martinsville, Mineral, Orange, Shenandoah, Stuart, and Zion Crossroads, Virginia and also does business as Carolina State Bank in Greensboro, North Carolina. Interstates 64 and 81, and major Routes 29 and 33, all pass through the Bank’s trade area and provide efficient access to other regions of Virginia, North Carolina and beyond. The Company’s primary market area covers a significant portion of central Virginia and north-central North Carolina. Additionally, the Company has mortgage operations in Virginia, Maryland, North Carolina, and Florida.

Products and Services

Mortgage Loans on Real Estate. The Company’s mortgage loans on real estate comprise the largest segment of its loan portfolio. The majority of the Company’s real estate loans are mortgages on owner-occupied one-to-four family residential properties, including both fixed-rate and adjustable-rate structures. Residential mortgages are underwritten and documented within the guidelines and regulations of the OCC. Home equity lines of credit are also offered. Construction loans with a 12-month term are another component of the Company’s portfolio. Underwritten at 80% loan to value to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Company inspection. The Company also offers commercial loans that are secured by real estate. These loans are also typically written at a maximum of 80% loan to value.

The Company offers secondary market residential loan origination. Through the Bank, customers may apply for home mortgages that are underwritten in accordance with the guidelines of either the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association (“Fannie Mae”). These loans are then sold into the secondary market on a loan-by-loan basis, usually directly to Fannie Mae. The Bank earns origination and servicing fees from this service.

Commercial and Industrial Loans. Commercial lending activities of the Company include small business loans, asset-based loans, and other secured and unsecured loans and lines of credit. Commercial and industrial loans may entail greater risk than residential mortgage loans, and are therefore underwritten with strict risk management standards. Among the criteria for determining the borrower’s ability to repay is a cash flow analysis of the business and business collateral.

Consumer Loans. As part of its full range of services, the Company’s consumer lending services include automobile lending, home improvement loans, credit cards and unsecured personal loans. These consumer loans historically entail greater risk than loans secured by real estate, but also generate a higher return.

Consumer Deposit Services. Consumer deposit products offered by the Company include checking accounts, savings accounts, money market accounts, certificates of deposit, online banking, mobile banking and electronic statements.

Commercial Banking Services. The Company offers a variety of services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, online banking, telephone banking, remote deposit and a full line of commercial lending options. The bank also offers Small Business Administration (“SBA”) loan products under the 504 Program and the Paycheck Protection Program. The 505 Program provides long-term funding for commercial real estate and long-lived equipment. This allows commercial customers to obtain favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance. The Paycheck Protection Program, which was authorized under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provides small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt.

Competition

The financial services industry is highly competitive. The Company competes for loans, deposits and financial services directly with other bank and nonbank institutions located within its markets, internet-based banks, out-of-market banks and bank holding companies that advertise or otherwise serve its markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, and differentiators include the scope and type of services offered, interest rates paid on deposits and charged on loans, and the customer service experience. Many of the Company’s competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs. The Company believes that its competitive pricing, personalized service and community involvement enable it to effectively compete in the communities in which it operates.

Employees

The Company had 244 full-time and 27 part-time employees as of December 31, 2019. None of its employees are represented by any collective bargaining unit and the Company believes that relations with its employees are good.

Supervision and Regulation

The Company and the Bank are extensively regulated under federal and state law. The following information describes certain aspects of that regulation applicable to the Company and the Bank and does not purport to be complete. Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised in U.S. Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are impossible to determine with any certainty.  A change in applicable laws, regulations or policies, or a change in the way such laws, regulations or policies are interpreted by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Company and the Bank.

Blue Ridge Bankshares, Inc.

The Company is qualified as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Federal Reserve. As a bank holding company, the Company is subject to supervision, regulation and examination by the Federal Reserve and is required to file various reports and additional information with the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Virginia SCC.

Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized, well managed, and have achieved a rating of “satisfactory” or better under the Community Reinvestment Act (the “CRA”). Financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto as determined by the Federal Reserve. The GLB Act identifies several activities as “financial in nature,” including insurance underwriting and sales, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. The Company has not elected to become a financial holding company and has no immediate plans to become a financial holding company.

Blue Ridge Bank, National Association

The Bank is a federally chartered national bank. As a national bank, the Bank is subject to supervision, regulation and examination by the OCC and is required to file various reports and additional information with the OCC. The OCC has primary supervisory and regulatory authority over the operations of the Bank. Because the Bank accepts insured deposits from the public, it is also subject to examination by the FDIC.

Depository institutions, including the Bank, are subject to extensive federal and state regulations that significantly affect their businesses and activities. Regulatory bodies have broad authority to implement standards and initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices. The standards relate generally to operations and management, asset quality, interest rate exposure, and capital. The bank regulatory agencies are authorized to take action against institutions that fail to meet such standards.

As with other financial institutions, the earnings of the Bank are affected by general economic conditions and by the monetary policies of the Federal Reserve. The Federal Reserve exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, setting the reserve requirements of member banks, and establishing the discount rate on member bank borrowings. The policies of the Federal Reserve have a direct impact on loan and deposit growth and the interest rates charged and paid thereon. They also impact the source, cost of funds, and the rates of return on investments. Changes in the Federal Reserve’s monetary policies have had a significant impact on the operating results of the Bank and other financial institutions and are expected to continue to do so in the future.

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. Among other things, the Dodd-Frank Act increased such requirements. See “Capital Requirements” below.

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act of 1950 (the “FDI Act”) also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits.

The Consumer Financial Protection Bureau. The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”). The CFPB is charged with establishing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. See “Consumer Financial Protection” below.

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or that could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the federal bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Recent Amendments to the Dodd-Frank Act. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”), which became effective May 24, 2018, amended the Dodd-Frank Act to provide regulatory relief for certain smaller and regional financial institutions, such as the Company and the Bank. The EGRRCPA, among other things, provides financial institutions with less than $10 billion in total consolidated assets with relief from certain capital requirements and exempts banks with less than $250 billion in total consolidated assets from the enhanced prudential standards and the company-run and supervisory stress tests required under the Dodd-Frank Act. The Dodd-Frank Act has had, and may in the future have, a material impact on the Company’s operations, particularly through increased compliance costs resulting from new and possible future consumer and fair lending regulations. The future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Effective July 1, 2016, the FDIC changed its deposit insurance pricing to a “financial ratios method” based on “CAMELS” composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

The FDIC’s “reserve ratio” of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. The 1.35% target was achieved in the third quarter of 2018. In 2019 and 2018, the Company recorded expense of $420,733 and $250,319, respectively, for FDIC insurance premiums.

In addition, all FDIC insured institutions were required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund, until the bonds matured during 2019.

Capital Requirements

The Federal Reserve, the OCC and the FDIC have issued substantially similar capital requirements applicable to all banks and bank holding companies. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

Effective January 1, 2015, the Company and the Bank became subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 12.13% and 14.26%, respectively, as of December 31, 2019, thus exceeding the minimum requirements. The common equity Tier 1 capital ratio was 12.13% for the Company and 11.14% for the Bank as of December 31, 2019. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 11.14% and 11.82%, respectively, as of December 31, 2019, also exceeding the minimum requirements.

With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act were also revised, effective as of January 1, 2015, to incorporate a common equity Tier 1 capital ratio and to increase certain other capital ratios. To be well capitalized under the revised regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeded the thresholds to be considered well capitalized as of December 31, 2019.

The Basel III Capital Rules also changed the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on non-accrual status, a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable, a 250% risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights for equity exposures.

In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

On August 28, 2018, the Federal Reserve issued an interim final rule required by the EGRRCPA that expands the applicability of the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements). The Company currently has less than $3 billion in total consolidated assets and would likely qualify under the revised SBHC Policy Statement. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework.  These CBLR rules were modified in response to the novel coronavirus (“COVID-19”) pandemic.  See “— Coronavirus Aid, Relief, and Economic Security Act” below.  The Company is evaluating whether to opt in to the CBLR framework.

Dividends

The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become “undercapitalized” or if it already is “undercapitalized.” The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings. In addition, under the current supervisory practices of the Federal Reserve, the Company should inform and consult with the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the Company’s capital structure.

Permitted Activities

As a bank holding company, the Company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control

The BHC Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the CRA and its compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the SEC under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

In addition, Virginia law requires the prior approval of the Virginia SCC for (i) the acquisition of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

Source of Strength

Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal bank regulatory agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law.

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio. A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. Management believes, as of December 31, 2019, the Company met the requirements for being classified as “well capitalized.”

As described above, on September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the CBLR framework. Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. These CBLR rules were modified in response to the COVID-19 pandemic.  See “— Coronavirus Aid, Relief, and Economic Security Act” below.  The Company is evaluating whether to opt in to the CBLR framework.

As required by FDICIA, the federal bank regulatory agencies also have adopted guidelines prescribing safety and soundness standards relating to, among other things, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, and interest rate exposure. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the agencies adopted regulations that authorize, but do not require, an institution that has been notified that it is not in compliance with safety and soundness standard to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

Transactions with Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Company fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

Community Reinvestment Act

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the record of each subsidiary bank of the applicant bank holding company is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank was rated “satisfactory” in its most recent CRA evaluation.

Anti-Money Laundering Legislation

The Company is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require the Company to take steps to prevent the use of the Company for facilitating the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. The Company is also required to carry out a comprehensive anti-money laundering compliance program. Violations can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Office of Foreign Assets Control

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Company in the conduct of its business in order to assure compliance. The Company is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Company.

Privacy Legislation

Several recent laws, including the Right to Financial Privacy Act, and related regulations issued by the federal bank regulatory agencies, also provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Incentive Compensation

In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

Section 956 of the Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal banking agency. The comment period for these proposed rules has closed and final rules have not yet been published.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2019, the Company had not been made aware of any instances of non-compliance with the final guidance.

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective on January 10, 2014, amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

Coronavirus Aid, Relief, and Economic Security Act

In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020.  Among other things, the CARES Act included the following provisions impacting financial institutions:

Legal Lending Limit Waiver.  The CARES Act permits the OCC to waive legal lending limits to any particular borrower (i) with respect to loans to nonbank financial companies or (ii) upon a finding by the OCC that such exemption is in the public interest, with respect to any other borrower, in each case until the earlier of the termination date of the national emergency or December 31, 2020.

Community Bank Leverage Ratio.  The CARES Act directs federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive.  One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

Temporary Troubled Debt Restructurings (“TDRs”) Relief.  The CARES Act allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020.  Federal banking agencies are required to defer to the determination of the banks making such suspension.

Small Business Administration Paycheck Protection Program.  The CARES Act created the SBA’s Paycheck Protection Program.  Under the Paycheck Protection Program, $349 billion was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt.  The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material adverse effect on the business, financial condition and results of operations of the Company and the Bank.

ITEM 1A: RISK FACTORS

An investment in the Company’s common stock involves certain risks, including those described below. In addition to the other information set forth in this report, investors in the Company’s securities should carefully consider the factors discussed below. These factors, either alone or taken together, could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, capital position, and prospects. One or more of these could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

The outbreak of COVID-19, or the outbreak of another highly infectious or contagious disease, could adversely affect the Company’s business, financial condition and results of operations.

The Company’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. Since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The continuing spread of COVID-19 and the related government actions to mandate or encourage quarantines and social distancing has resulted in a significant decrease in commercial activity nationally and in the Company’s markets, and may cause customers, vendors, and counterparties to be unable to meet existing payment or other obligations to the Company and the Bank.

The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with certain pre-existing factors, including, but not limited to, international trade disputes, inflation risks, and oil price volatility, could further destabilize the financial markets and the markets in which the Company operates.  The resulting impacts on consumers, including the sudden increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services the Company offers, as well as the creditworthiness of potential and current borrowers.  Borrower loan defaults that adversely affect the Company’s earnings correlate with deteriorating economic conditions, which, in turn, may impact borrowers’ creditworthiness and the Bank’s ability to make loans.

The use of quarantines and social distancing methods to curtail the spread of COVID-19 – whether mandated by governmental authorities or recommended as a public health practice – may adversely affect the Company’s operations as key personnel, employees and customers avoid physical interaction.  In response to the COVID-19 pandemic, the Bank has been directing branch customers to use drive-thru windows and online banking services, and many employees are telecommuting.  It is not yet known what impact these operational changes may have on the Company’s financial performance.  The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for the Company’s business.

As a result, if COVID-19 continues to spread or the response to contain the COVID-19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, and results of operations.

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions, as well as excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans and leases are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

The Bank’s allowance for loan losses may be insufficient and any increases in the allowance for loan losses may have a material adverse effect on the Company’s financial condition and results of operations.

The Bank maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents the Bank’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

The level of the allowance reflects management’s evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  The outbreak of the COVID-19 pandemic and the unprecedented governmental response have made these subjective judgements even more difficult.  Although the Bank believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot precisely predict such losses or be certain that the loan loss allowance will be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Bank’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies and the Bank’s auditors periodically review its allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, the Bank will need additional provisions to increase the allowance for loan losses.

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s non-performing assets adversely affect its net income in various ways. Non-performing assets, which include non-accrual loans and other real estate owned, were $5.2 million, or 0.54% of total assets, as of December 31, 2019. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of non-performing assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in, or negative changes in, the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in non-performing loans in the future.

The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.

Most of the Company’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on its financial condition and results of operations.

The Company’s concentration in loans secured by real estate may increase its future credit losses, which would negatively affect the Company’s financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2019, approximately 66.3% of the Company’s loans are secured by real estate, both residential and commercial, substantially all of which are located in its market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by the COVID-19 pandemic, could adversely affect the Company customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2019, the Company had approximately $251.8 million in loans secured by commercial real estate, representing approximately 38.9% of total loans outstanding at that date. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a sustained downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.

The Company’s banking regulators generally give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company’s results of operations.

A portion of the Company’s loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on the Company’s financial condition.

At December 31, 2019, approximately 9.2% of the Company’s loan portfolio, or $64.7 million, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, the

Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, it may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although the Company’s underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to the Company’s operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

The Company’s results of operations are significantly affected by the ability of borrowers to repay their loans.

A significant source of risk for the Company is the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most of the Company’s loans are secured but some loans are unsecured. With respect to the secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in economic, environmental and other conditions, including the impacts of the COVID-19 pandemic, declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

Changes in economic conditions, especially in the areas in which the Company conducts operations, could materially and negatively affect its business.

The Company’s business is directly impacted by economic conditions, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond its control. A deterioration in economic conditions, whether caused by global, national or local concerns (including the COVID-19 pandemic), especially within the Company’s market area, could result in the following potentially material consequences: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or non-interest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans. A continued economic downturn could result in losses that materially and adversely affect the Company’s business.

The Company may be adversely impacted by changes in market conditions.

The Company is directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with the Company’s operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing the Company to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. The Company’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio, which could adversely affect the Company’s earnings and capital ratios.

The Company’s business is subject to interest rate risk, and variations in interest rates and inadequate management of interest rate risk may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits.  It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities.  Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest-bearing liabilities.  In addition, loan volume and yields are affected by market interest rates on loans, and the current interest rate environment encourages extreme competition for new loan originations from qualified borrowers.  The Company’s management cannot ensure that it can minimize interest rate risk.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume and the Company’s overall profitability.

Following the COVID-19 outbreak, market interest rates have declined significantly, with the 10-year U.S. Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors may be adversely affected. On March 3, 2020, the Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. Subsequently, on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to 0.00% to 0.25%. These reductions in interest rates and related actions in response to the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations.

The Company’s mortgage banking revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact the Company’s profits.

Mortgage banking income, net of commissions, represented approximately 50.1% of total noninterest income for the year ended December 31, 2019. The success of the Company’s mortgage division is dependent upon its ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. During the recovery from the financial crisis, revenues from mortgage banking increased due to a lowering interest rate environment that resulted in a high volume of mortgage loan refinancing activity. Subsequently, revenues were adversely affected by rising interest rates, home affordability and inventory issues, and changing incentives for homeownership.  Following the outbreak of the COVID-19 pandemic, mortgage rates have generally fallen, creating the potential for renewed refinancing activity, but economic conditions have also deteriorated.  Loan production levels may suffer if there is a sustained slowdown in the housing markets in which the Company conducts business or tightening credit conditions. Any sustained period of decreased activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage banking activities. As a result, these conditions would also adversely affect the Company’s results of operations.

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow and experiences increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

The Company may need to raise additional capital in the future and may not be able to do so on acceptable terms, or at all.

Access to sufficient capital is critical in order to enable the Company to implement its business plan, support its business, expand its operations and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact the Company’s ability to support and to grow its operations. If the Company grows its operations faster than it generates capital internally, it will need to access the capital markets. The Company may not be able to raise additional capital in the form of additional debt or equity on acceptable terms, or at all. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, the Company’s financial condition and its results of operations. Economic conditions and a loss of confidence in financial institutions may increase the Company’s cost of capital and limit access to some sources of capital. Further, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on the Company’s business, financial condition and results of operations.

Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive.

The Company’s Board, without the approval of shareholders, could from time to time decide to issue additional shares of common stock or shares of preferred stock, which may adversely affect the market price of the shares of common stock and could be dilutive to the Company’s shareholders. Any sale of additional shares of the Company’s common stock may be at prices lower than the current market value of the Company’s shares. In addition, new investors may have rights, preferences and privileges that are senior to, and that could adversely affect, the Company’s existing shareholders. For example, preferred stock would be senior to common stock in right of dividends and as to distributions in liquidation. The Company cannot predict or estimate the amount, timing, or nature of its future offerings of equity securities. Thus, the Company’s shareholders bear the risk of future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of the Company’s common stock.

The Company operates in a highly regulated industry and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them or the Company’s failure to comply with them, may adversely affect the Company.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the Company’s business activities, limit the dividends or distributions that it can pay, restrict the ability of institutions to guarantee its debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

The Company is currently facing increased regulation and supervision of its industry as a result of the financial crisis in the banking and financial markets. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Company in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, the Company’s costs and limit its ability to pursue business opportunities. Further, the Company’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject it to restrictions on its business activities, fines and other penalties, any of which could adversely affect the Company’s results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business and financial condition.

Recently enacted capital standards, including the Basel III Capital Rules, may require the Company and the Bank to maintain higher levels of capital and liquid assets, which could adversely affect the Company’s profitability and return on equity.

The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If the Company fails to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. While the Company is exempt from these capital requirements under the Federal Reserve’s SBHC Policy Statement, the Bank is not exempt and must comply. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act. Satisfying capital requirements may require the Company to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect its business, financial condition and results of operations. The EGRRCPA, which became effective May 24, 2018, amended the Dodd-Frank Act to, among other things, provide relief from certain of these requirements. Although the EGRRCPA is still being implemented, the Company does not expect the EGRRCPA and the related rulemakings to materially reduce the impact of capital requirements on its business.

Regulations issued by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. For example, the CFPB issued a final rule, effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The rule also contains additional disclosure requirements at mortgage loan origination and in monthly statements. The requirements under the CFPB’s regulations and policies could limit the Company’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company’s profitability.

The Company is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect its business.

The Company’s business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”) in various information systems that the Company maintains and in those maintained by third party service providers. The Company also maintains important internal company data such as PII about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third-parties). For example, the Company’s business is subject to the GLB Act, which, among other things: (i) imposes certain limitations on the Company’s ability to share nonpublic PII about its customers with nonaffiliated third parties; (ii) requires that the Company provides certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by it with nonaffiliated third parties (with certain exceptions); and (iii) requires that the Company develops, implements and maintains a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that the Company’s collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase the Company’s costs. Furthermore, the Company may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused, the Company could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of the Company’s measures to safeguard PII, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers and thereby reduce its revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage the Company’s reputation and otherwise adversely affect its operations, financial condition and results of operations.

The obligations associated with operating as a public company will require significant resources and management attention and will cause the Company to incur additional expenses, which will adversely affect its profitability.

The Company became a public company in connection with its acquisition of VCB in December 2019. The Company’s non-interest expenses will increase in 2020 and thereafter as a result of the additional accounting, legal and various other additional expenses usually associated with operating as a public company and complying with public company disclosure obligations. As a privately held company, the Company was not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. Going forward, the Company will be required to comply with the requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act, NYSE American listing requirements and other applicable securities rules and regulations. The Exchange Act requires, among other things, that the Company files annual, quarterly, and current reports with respect to its business and operating results with the SEC. The Company is required to ensure that it has the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations will increase the Company’s legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on the Company’s systems and resources. The Company might not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company’s business and earnings are impacted by governmental, fiscal and monetary policy over which it has no control.

The Company is affected by domestic monetary policy. The Federal Reserve regulates the supply of money and credit in the United States and its policies determine in large part the Company’s cost of funds for lending, investing and capital raising activities and the return it earns on those loans and investments, both of which affect the Company’s net interest margin. The actions of the Federal Reserve also can materially affect the value of financial instruments that the Company holds, such as loans and debt securities, and also can affect the Company’s borrowers, potentially increasing the risk that they may fail to repay their loans. The Company’s business and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States. Changes in fiscal or monetary policy are beyond the Company’s control and hard to predict.

Changes in accounting standards could impact reported earnings.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. For information regarding recent accounting pronouncements and their effects on the Company, see “Recent Accounting Pronouncements” in Note 2 of the Company’s audited financial statements for the year ended December 31, 2019.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. The Bank is already required to establish and maintain an adequate internal control structure over financial reporting pursuant to FDIC regulations. As a public company, the Company will be required by the Sarbanes-Oxley Act to design and maintain a system of internal control over financial reporting and, beginning with its second annual report on Form 10-K, include management’s assessment regarding internal control over financial reporting. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s inability to maintain the operating effectiveness of the controls described above could result in a material misstatement to the Company’s financial statements or other disclosures, which could have an adverse effect on its business, financial condition or results of operations. In addition, any failure to maintain effective controls in accordance with Section 404 of the Sarbanes-Oxley Act and FDIC regulations or to timely effect any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation or cause investors to lose confidence in its reported financial information, all of which could have a material adverse effect on its results of operation and financial condition.

The Company qualifies as an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make its common stock less attractive to investors.

The Company qualifies as an “emerging growth company,” as defined in the federal securities laws. For as long as it continues to be an emerging growth company, the Company may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to a company that is not an issuer (as defined under Section 2(a) of the Sarbanes-Oxley Act), if such standards apply to companies that are not issuers. This may make the Company’s financial statements not comparable with other public companies that are not emerging growth companies or that are emerging growth companies that have opted out of the extended transition period because of the potential differences in accounting standards used. The Company could be an emerging growth company for up to five years, although it could lose that status sooner if its gross revenues exceed $1.07 billion, if it issues more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of its common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case the Company would no longer be an emerging growth company as of the following December 31. The Company cannot predict if investors will find its common stock less attractive because it may rely on these exemptions, or if it chooses to rely on additional exemptions in the future. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile.

The Company also qualifies as a “smaller reporting company,” and the reduced disclosure obligations applicable to smaller reporting companies may makes its common stock less attractive to investors.

The Company also is a “smaller reporting company,” as defined in federal securities laws, and will remain a smaller reporting company until the fiscal year following the determination that its voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of its second fiscal quarter, or its annual revenues are less than $100 million during the most recently completed fiscal year and its voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of its second fiscal quarter. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statements. If the Company is a smaller reporting company at the time it ceases to be an emerging growth company, it may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. If some investors find the Company’s common stock less attractive because it may rely on these reduced disclosure obligations, there may be a less active trading market for its common stock and its stock price may be more volatile.

The Company faces strong and growing competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect the Company’s business.

The Company encounters substantial competition from other financial institutions in its market area and competition is increasing. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area. These competitors include national, regional and community banks. The Company also faces competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, financial technology companies and mortgage companies. Increased competition may result in reduced business for the Company.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, and range and quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, it may be unable to continue to grow loan and deposit portfolios and its results of operations and financial condition may otherwise be adversely affected.

Combining the Company and VCB may be more difficult, costly or time-consuming than expected.

The success of the Company’s acquisition of VCB will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and VCB. To realize such anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and VCB in a manner that permits growth opportunities and cost savings to be realized without materially disrupting existing customer relationships or decreasing revenues due to loss of customers. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.

Until the completion of the merger in December 2019, the Company and VCB operated independently. To realize anticipated benefits from the merger, the Company will continue to integrate VCB’s business into its own. The integration process could result in the loss of key employees, the disruption of the Company’s ongoing business, or inconsistencies in standards, controls, procedures and policies that affect adversely the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Company’s ability to conduct business in the markets it entered in connection with its acquisition of VCB, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized, fully or at all, or may take longer to realize than expected, which could have a material adverse effect on its results of operation and financial condition.

The Company may not be able to effectively integrate the operations of the Bank and Virginia Community Bank.

The future operating performance of the Bank will depend, in part, on the success of the merger of the Bank and Virginia Community Bank. The success of the bank merger depends on a number of factors, including the Company’s ability to (i) integrate operations and branches, (ii) retain deposits and customers, (iii) control the incremental increase in noninterest expense arising from the merger, and (iv) retain and integrate appropriate personnel and reduce overlapping personnel. The continued integration of the Bank and Virginia Community Bank will require the dedication of the time and resources of the Company’s management team and may temporarily distract the management team’s attention from the day-to-day business of the Company and the Bank. If the Bank and Virginia Community Bank are unable to successfully integrate, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

The Company may not be able to successfully manage its long-term growth, which may adversely affect its results of operations and financial condition.

A key aspect of the Company’s long-term business strategy is its continued growth and expansion. The Company’s ability to continue to grow depends, in part, upon its ability to (i) open new branch offices or acquire existing branches or other financial institutions, (ii) attract deposits to those locations, and (iii) identify attractive loan and investment opportunities.

The Company may not be able to successfully implement its growth strategy if it is unable to identify attractive markets, locations or opportunities to expand in the future, or if the Company is subject to regulatory restrictions on growth or expansion of its operations. The Company’s ability to manage its growth successfully also will depend on whether it can maintain capital levels adequate to support its growth, maintain cost controls and asset quality and successfully integrate any businesses the Company acquires into its organization. As the Company identifies opportunities to implement its growth strategy by opening new branches or acquiring branches or other banks, it may incur increased personnel, occupancy and other operating expenses. In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding assets.

The Company may consider acquiring other businesses or expanding into new product lines that it believes will help it fulfill its strategic objectives. The Company expects that other banking and financial companies, some of which have significantly greater resources, will compete with it to acquire financial services businesses. This competition could increase prices for potential acquisitions that the Company believes are attractive. Acquisitions may also be subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate acquisitions that it believes are in its best interests.

When the Company enters into new markets or new lines of business, its lack of history and familiarity with those markets, clients and lines of business may lead to unexpected challenges or difficulties that inhibit its success. The Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a growth strategy leading to long-term financial benefits.

The Company depends on the accuracy and completeness of information about clients and counterparties and the Company’s financial condition could be adversely affected if it relies on misleading or incorrect information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which it does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a client’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of that client. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

The Company’s success depends on its management team, and the unexpected loss of any of these personnel could adversely affect operations.

The Company’s success is, and is expected to remain, highly dependent on its management team. This is particularly true because, as a community bank, the Company depends on the management team’s ties to the community and customer relationships to generate business. The Company’s growth will continue to place significant demands on management, and the loss of any such person’s services may have an adverse effect upon growth and profitability. If the Company fails to retain or continue to recruit qualified employees, growth and profitability could be adversely affected.

The success of the Company’s strategy depends on its ability to identify and retain individuals with experience and relationships in its markets.

In order to be successful, the Company must identify and retain experienced key management members and sales staff with local expertise and relationships. Competition for qualified personnel is intense and there is a limited number of qualified persons with knowledge of and experience in the community banking and mortgage industry in the Company’s chosen geographic market. Even if the Company identifies individuals that it believes could assist it in building its franchise, it may be unable to recruit these individuals away from their current employers. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out the Company’s strategy is often lengthy. The Company’s inability to identify, recruit and retain talented personnel could limit its growth and could materially adversely affect its business, financial condition and results of operations.

The Company relies on other companies to provide key components of its business infrastructure.

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third-parties creates an unavoidable inherent risk to the Company’s business operations.

The soundness of other financial institutions could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the financial instrument exposure due. There is no assurance that any such losses would not materially and adversely affect results of operations.

The Company is subject to a variety of operational risks, including reputational risk, legal and compliance risk, and the risk of fraud or theft by employees or outsiders.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or communications systems.

Reputational risk, or the risk to the Company’s earnings and capital from negative public opinion, could result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and keep customers and employees and can expose it to litigation and regulatory action.

Further, if any of the Company’s financial, accounting, or other data processing systems fail or have other significant issues, the Company could be adversely affected. The Company depends on internal systems and outsourced technology to support these data storage and processing operations. The Company’s inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of the Company’s business operations. It could be adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates its operations or systems. The Company is also at risk of the impact of natural disasters, terrorism and international hostilities on its systems and from the effects of outages or other failures involving power or communications systems operated by others. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or communications outages), which may give rise to disruption of service to customers and to financial loss or liability. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although the Company has policies and procedures in place to verify the authenticity of its customers, it cannot guarantee that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to the Company’s reputation. If any of the foregoing risks materialize, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Pending litigation could result in a judgment against the Company resulting in the payment of damages.

On August 12, 2019, a former employee of VCB and participant in its Employee Stock Ownership Plan (the “ESOP”) filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:19-cv-00045-GEC). The complaint alleges, among other things, that the defendants breached their fiduciary duties to ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of the Company’s acquisition of VCB.  The outcome of this litigation is uncertain, and the plaintiff and other individuals may file additional lawsuits related to the ESOP.  The defense, settlement, or adverse outcome of any such lawsuit or claim could have a material adverse financial impact on the Company.

The Company may be required to transition from the use of the LIBOR index in the future.

The Company has certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that the continued availability of LIBOR on the current basis is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under the Company’s loan agreements with borrowers, subordinated notes that it has issued, or other financial arrangements may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Company’s results of operations.

The Company’s operations may be adversely affected by cyber security risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

In addition, multiple major U.S. retailers have experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information and other financial or privileged data. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although the Company’s systems are not breached in retailer incursions, these events can cause it to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Company and its customers. In some cases, the Company may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Consumers may increasingly decide not to use banks to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s ability to operate profitably may be dependent on its ability to integrate or introduce various technologies into its operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking and tele-banking. The Company’s ability to compete successfully in its market may depend on the extent to which it is able to implement or exploit such technological changes. If the Company is not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train its staff to use such technologies, its business, financial condition or operating results could be adversely affected.

The Company relies upon independent appraisals to determine the value of the real estate that secures a significant portion of its loans and the value of foreclosed properties carried on its books, and the values indicated by such appraisals may not be realizable if it is forced to foreclose upon such loans or liquidate such foreclosed property.

As indicated above, a significant portion of the Company’s loan portfolio consists of loans secured by real estate and it also holds a portfolio of foreclosed properties. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Company’s loans and the foreclosed properties held by the Company may be more or less valuable than anticipated. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan. It may also be unable to sell its foreclosed properties for the values estimated by their appraisals.

The Company is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of its business, the Company may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs or the Company may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Company’s business.

The Company is not obligated to pay dividends and its ability to pay dividends is limited.

The Company’s ability to make dividend payments on its common stock depends primarily on certain regulatory considerations and the receipt of dividends and other distributions from the Bank. There are various regulatory restrictions on the ability of banks, such as the Bank, to pay dividends or make other payments to their holding companies. The Company is currently paying a quarterly cash dividend to holders of its common stock at a rate of $0.1425 per share. Although the Company has historically paid a cash dividend to the holders of its common stock, holders of its common stock are not entitled to receive dividends, and the Company is not obligated to pay dividends in any particular amounts or at any particular times. Regulatory, economic and other factors may cause the Company’s board to consider, among other things, the reduction of dividends paid on its common stock. See “Business – Supervision and Regulation – Dividends.”

The Company’s common stock is thinly traded, and a more liquid market for its common stock may not develop, which may limit the ability of shareholders to sell their shares and may increase price volatility.

The Company’s common stock is listed on the NYSE American market under the symbol “BRBS.” The Company’s common stock is thinly traded and has substantially less liquidity than the trading markets for many other bank holding companies. Although the Company recently listed its common stock on the NYSE American market, the Company may be unable to maintain the listing of its common stock in the future. In addition, there can be no assurance that an active trading market for shares of the Company’s common stock will develop or if one develops, that it can be sustained. The development of a liquid public market depends on the existence of willing buyers and sellers, the presence of which is not within the Company’s control. Therefore, the Company’s shareholders may not be able to sell their shares at the volume, prices, or times that they desire. Shareholders should be financially prepared and able to hold shares for an indefinite period.

In addition, thinly traded stocks can be more volatile than more widely traded stocks. The Company’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, but are not limited to, changes in analysts’ recommendations or projections, developments related to the Company’s business and operations, stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

The Company’s governing documents and Virginia law contain provisions that may discourage or delay an acquisition of the Company even if such acquisition or transaction is supported by shareholders.

Certain provisions of the Company’s articles of incorporation could delay or make a merger, tender offer or proxy contest involving the Company more difficult, even in instances where the shareholders deem the proposed transaction to be beneficial to their interests. One provision, among others, provides that a plan of merger, share exchange, sale of all or substantially all of the Company’s assets, or similar transaction must be approved and recommended by the affirmative vote of 80% of the outstanding capital stock of the Company entitled to vote on the transaction if the transaction is with a corporation, person or entity that is a beneficial owner, directly or indirectly, of more than 5% of the shares of capital stock of the Company. In addition, certain provisions of state and federal law may also have the effect of discouraging or prohibiting a future takeover attempt in which the Company’s shareholders might otherwise receive a substantial premium for their shares over then-current market prices. To the extent that these provisions discourage or prevent takeover attempts, they may tend to reduce the market price for the Company’s common stock.

The rights of holders of the Company’s common stock are subordinate in some respects to the rights of holders of the Company’s debt securities.

As of December 31, 2019, the Company had $10 million of subordinated notes outstanding and may issue more debt securities or otherwise incur debt in the future. The rights of holders of the Company’s debt to receive payments are superior to the rights of the holders of the Company’s common stock to receive payments of dividends and payments upon a sale or liquidation of the Company. In addition, the agreements under which the subordinated notes were issued prohibit the Company from paying any dividends on its common stock or making any other distributions to its shareholders upon its failure to make any required payment of principal or interest or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency or liquidation relating to the Company. If the Company were to fail to make a required payment of principal or interest on its subordinated notes, it could have a material adverse effect on the market value of the Company’s common stock.

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, it is not insured against loss by the FDIC or by any other public or private entity. An investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company and, as a result, shareholders may lose some or all of their investment.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of the Company is located at 1807 Seminole Trail, Charlottesville, Virginia, in a building leased by the Bank. The headquarters of the Bank is located at 1 East Market Street, Martinsville, Virginia 24112 in a building leased by the Bank.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2019.

•	17 West Main Street, Luray, Virginia 22835
•	1 East Market Street, Martinsville, Virginia 24112 (leased)
•	1807 Seminole Trail, Charlottesville, Virginia 22901 (leased)
•	563 Neff Avenue, Suite B, Harrisonburg, Virginia 22801 (leased)
•	9972 Spotswood Trail (Route 33), McGaheysville, Virginia 22840 (leased)
•	600 South Third Street, Shenandoah, Virginia 22849
•	4677 Main Street, Drakes Branch, Virginia 23937 (leased)
•	48 Animal Clinic Road, Stuart, Virginia (leased)
•	3202 Northline Avenue, Greensboro, North Carolina (leased)
•	408 East Main Street, Louisa, Virginia 23093
•	10645 Courthouse Road, Fredericksburg, Virginia 22407
•	701 South Main Street, Culpepper, Virginia 22701
•	169 North Madison Road, Orange, Virginia 22960
•	430 Mineral Avenue, Mineral, Virginia 23117
•	10050 Three Notch Road, Troy, Virginia 22974
•	104 South Main Street, Gordonsville, Virginia 22942 (leased)

The Company’s properties are maintained in good operating condition and the Company believes the properties are suitable and adequate for its operational needs.

ITEM 3: LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. As of the date of this report, there are no pending or threatened proceedings against the Company, other than as set forth below, that, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

On August 12, 2019, a former employee of VCB and participant in its ESOP filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:19-cv-00045-GEC). The complaint alleges, among other things, that the defendants breached their fiduciary duties to ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of the Company’s acquisition of VCB.  The Company believes the claims are without merit.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NYSE American market under the symbol “BRBS.”  There were 5,660,985 shares of the Company’s common stock outstanding at the close of business on April 14, 2020, which were held by approximately 650 shareholders of record.

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Part I, Item 1, Business, of this Form 10-K under the heading “Supervision and Regulation.”  The Company paid four quarterly dividends of $0.1425 per share during 2019.

The dividend type, amount, and timing are established by the Company’s board of directors. In making its decisions regarding the payment of dividends on the Company’s common stock, the board of directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder return, and other factors.

ITEM 6: SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

(Dollars and shares in thousands, except per share data)	2019	2018	2017	2016	2015
Income Statement Data:
Interest and Dividend Income	$30,888	$22,437	$18,481	$13,435	$10,669
Interest Expense	9,520	5,152	3,931	3,081	2,045
Net Interest Income	21,368	17,285	14,550	10,354	8,624
Provision for Loan Losses	1,742	1,225	1,095	926	320
Net Interest Income After Provision for Loan Losses	19,626	16,060	13,455	9,428	8,304
Noninterest Income	18,796	10,123	7,799	2,490	1,145
Noninterest Expenses	32,845	20,464	15,847	10,676	5,903
Income before income taxes	5,577	5,719	5,407	1,242	3,546
Income tax expense	973	1,147	2,057	553	1,048
Net income attributable to noncontrolling interest	(24)	(13)	-	-	-
Net income attributable to Blue Ridge Bankshares, Inc.	$4,580	$4,559	$3,350	$689	$2,498
Per Common Share Data:
Net income-basic	$1.10	$1.64	$1.22	$0.31	$1.19
Net income-diluted	1.10	1.64	1.22	0.31	1.19
Dividends declared	0.5700	0.5400	0.3200	0.3130	0.3070
Book value per common share	16.32	14.11	13.10	12.29	11.46
Balance Sheet Data:
Assets	$960,811	$539,590	$424,122	$418,124	$268,910
Loans held for investment	646,834	414,868	330,805	319,628	207,284
Loans held for sale	55,646	29,233	17,220	24,656	9,315
Securities	128,897	58,750	48,995	42,607	37,957
Deposits	722,030	415,027	339,290	340,874	196,492
Subordinated Debt, net	9,800	9,766	9,733	9,699	9,665
Other borrowed funds	124,800	73,100	36,045	32,623	37,959
Stockholder's equity	92,337	39,621	36,442	33,627	24,101
Average common shares outstanding - basic	4,147	2,779	2,752	2,228	2,056
Average common shares outstanding - diluted	4,147	2,779	2,752	2,228	2,056
Financial Ratios:
Return on average assets	0.61%	0.95%	0.80%	0.20%	0.98%
Return on average equity	6.94%	12.02%	9.56%	2.39%	10.22%
Net interest margin	3.34%	3.88%	3.73%	3.14%	3.58%
Efficiency ratio	85.48%	78.16%	74.56%	89.58%	62.47%
Dividend payout ratio	51.82%	32.93%	26.23%	100.97%	25.80%
Capital and Credit Quality Ratios:
Average Equity to Average Assets	8.79%	7.89%	8.32%	8.40%	9.62%
Allowance for loan losses to loans held for investment	0.71%	0.86%	0.85%	0.63%	1.13%
Nonperforming loans to total assets	0.54%	1.39%	1.78%	0.29%	0.15%
Nonperforming assets to total assets	0.54%	1.42%	1.83%	0.44%	0.18%
Net charge-offs to total loans held for investment	0.12%	0.11%	0.09%	0.39%	0.05%

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company’s operations.  This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto presented in Item 8, Financial Statements and Supplementary Information, of this Form 10-K.

Cautionary Note About Forward-Looking Statements

We make certain forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•

geopolitical conditions, including acts or threats of terrorism, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•

the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues (including the recent COVID-19 outbreak and the associated efforts to limit the spread of the disease), and other catastrophic events;

•

our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;

•	changes in consumer spending and savings habits;
•	technological and social media changes;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market and monetary fluctuations;

•

changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

•

the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	the impact of changes in laws, regulations and policies affecting the real estate industry;

•

the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board (the “PCAOB”), the FASB or other accounting standards setting bodies;

•	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	the willingness of users to substitute competitors' products and services for our products and services;

•	the effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	changes in the level of our nonperforming assets and charge-offs;

•	our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators;

•	potential exposure to fraud, negligence, computer theft and cyber-crime.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-K, including those discussed in the section entitled "Risk Factors" in Item 1A above. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

Critical Accounting Policies

General

The accounting principles Blue Ridge applies under GAAP are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, for which an allowance is established when the fair value of the loan is lower than its carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Historical losses are categorized into risk-similar loan pools and a loss ratio factor is applied to each group’s loan balances to determine the allocation.

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

Credit losses are an inherent part of the Company’s business and, although Blue Ridge believes the methodologies for determining the allowance for loan losses and the current level of the allowance are appropriate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded, and would negatively impact earnings.

Allowance for Loan Losses—Acquired Loans

Acquired loans accounted for under Accounting Standards Codification (“ASC”) 310-30

For our acquired loans, to the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our previously described allowance methodology

Acquired loans accounted for under ASC 310-20

Subsequent to the acquisition date, we establish our allowance for loan losses through a provision for loan losses based upon an evaluation process that is similar to our evaluation process used for originated loans. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other factors, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses.

Purchased Credit-Impaired Loans

Purchased credit-impaired ("PCI") loans, which are the loans acquired in our acquisition of Virginia Community Bank, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

We periodically evaluate the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis, if the acquired pools of PCI loans perform better than originally expected, we would expect to receive more future cash flows than originally modeled at the acquisition date. For the pools with better than expected cash flows, the forecasted increase would be recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans.

Fair Value Measurements

Blue Ridge determines the fair values of financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. the Company’s investment securities available-for-sale are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service. This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

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

Emerging Growth Company

Blue Ridge qualifies as an “emerging growth company,” as defined in the federal securities laws. For as long as it continues to be an emerging growth company, Blue Ridge may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, Blue Ridge has elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to a company that is not an issuer (as defined under Section 2(a) of the Sarbanes-Oxley Act), if such standards apply to companies that are not issuers.  This may make the Company’s financial statements not comparable with other public companies that are not emerging growth companies or that are emerging growth companies that have opted out of the extended transition period because of the potential differences in accounting standards used. Blue Ridge could be an emerging growth company for up to five years, although it could lose that status sooner if its gross revenues exceed $1.07 billion, if it issues more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of its common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case Blue Ridge would no longer be an emerging growth company as of the following December 31.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

For the year ended December 31, 2019, Blue Ridge reported net income of $4.8 million, compared to $4.6 million reported for 2018. Basic and diluted earnings per share were $1.14 in 2019 compared to $1.64 in 2018.

Net Interest Income. Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings.

Net interest income was $21.4 million for the year ended December 31, 2019, compared to $17.3 million for the year ended December 31, 2018. Net interest margin was 3.48% for the year ended December 31, 2019 compared to 3.88% for the  year ended December 31, 2018. The increase in net interest income in 2019 was primarily due to continued growth in the loan portfolio in addition to significant growth in the investment portfolio.

The following table shows the average balance sheets for each of the years ended December 31, 2019, 2018 and 2017. In addition, the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown.

	For the Years Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Taxable investments (1)	$103,698	$3,286	3.17%	$46,940	$1,574	3.35%	$36,031	$1,132	3.14%
Tax-free investments (1)	7,832	285	3.64%	9,497	353	3.72%	7,951	336	4.22%
Total securities	111,530	3,571	3.20%	56,437	1,927	3.42%	43,982	1,468	3.34%
Interest-bearing deposits in other banks	15,530	266	1.71%	9,051	75	0.83%	17,040	146	0.85%
Federal funds sold	313	10	3.06%	882	17	1.93%	1,552	17	1.08%
Loans available for sale	53,148	1,940	3.65%	18,381	786	4.28%	15,583	505	3.24%
Loans held for investment (including loan fees) (2)	458,927	25,150	5.48%	360,872	19,693	5.46%	312,435	16,430	5.26%
Total interest-earning assets	639,448	30,937	4.84%	445,623	22,498	5.05%	390,592	18,566	4.75%
Less allowance for loan losses	(4,572)			(3,580)			(2,802)
Total noninterest earning assets	41,611			21,597			20,079
Total assets	$676,487			$463,640			$407,869
Liabilities and shareholders’ equity:
Interest-bearing demand and savings deposits	$170,251	$1,663	0.98%	$133,431	$814	0.61%	$115,455	$490	0.42%
Time deposits	216,313	4,546	2.10%	165,317	2,698	1.63%	159,202	2,238	1.41%
Total interest-bearing deposits	386,564	6,209	1.61%	298,748	3,512	1.18%	274,657	2,728	0.99%
Other borrowings	121,201	3,310	2.73%	53,509	1,640	3.06%	37,168	1,203	3.24%
Total interest-bearing liabilities	507,765	9,519	1.87%	352,257	5,152	1.46%	311,825	3,931	1.26%
Other noninterest bearing liabilities	108,728			73,552			60,787
Shareholders’ equity	59,994			37,831			35,257
Total liabilities and shareholders’ equity	$676,487			$463,640			$407,869
Interest rate spread			2.96%			3.59%			3.49%
Net interest income and margin		$21,418	3.34%		$17,346	3.88%		$14,635	3.73%

(1)	Computed on a fully taxable equivalent basis.

(2)	Non-accrual loans have been included in the computations of average loan balances.

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following rate-volume variance analysis shows the year-to-year changes in the components of net interest income:

	2019 compared to 2018			2018 compared to 2017
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest Income
Taxable investments	$1,904	$(192)	$1,712	$366	$76	$442
Tax-free investments	(62)	(6)	(68)	57	(40)	17
Interest bearing deposits in other banks	54	137	191	(66)	(4)	(70)
Federal funds sold	(11)	4	(7)	(13)	13	—
Loans available for sale	1,486	(332)	1,154	120	161	281
Loans held for investment	5,350	107	5,457	2,643	619	3,262
Total interest income	$8,721	$(282)	$8,439	$3,107	$825	$3,932

Interest Expense
Interest-bearing demand and savings deposits:	$225	$625	$850	$110	213	$323
Time deposits	832	1,015	1,847	100	361	461
FHLB advances and other borrowings	2,074	(404)	1,670	501	(64)	(437)
Total interest expense	3,131	1,236	4,367	711	510	1,221
Change in Net Interest Income	$5,590	$(1,518)	$4,072	$2,396	$315	$2,711

Provision for Loan Losses. The provision for loan losses was $1.7 million during the year ended December 31, 2019 as compared to $1.2 million during the year ended December 31, 2018. Net charge-offs amounted to $750 thousand during the year ended December 31, 2019 and $448 thousand for the year ended December 31, 2018. The increase in the provision for loan losses during 2019 compared to the like period in 2018 was due to overall loan portfolio growth as well as changes in portfolio mix.

Non-Interest Income. The Company’s non-interest income sources include deposit service charges and other fees, gains/losses on sales of mortgages, and income from bank owned life insurance. Non-interest income totaled $18.8 million for the year ended December 31, 2019, compared to $10.1 million for the like period in 2018. The increase in non-interest income was largely due to an increase of $7.2 million related to the origination and sale of held for sale mortgages. Additionally, earnings on investment in life insurance increased $735 thousand largely due to Blue Ridge receiving life insurance proceeds. The following table provides detail for non-interest income for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
Non-Interest Income (in thousands)	2019	2018
Service charges on deposit accounts	$651	$635
Earnings on investment in life insurance	936	200
Mortgage brokerage income	4,046	2,724
Gain on sale of mortgages	10,387	4,541
Gain on disposal of assets	1	1
Gain on sale of securities	451	5
Loss on sale of OREO	(43)	—
Gain on sale of guaranteed USDA loans	298	—
Small business investment company fund income	49	208
Payroll processing income through MoneyWise Payroll Solutions	980	1,015
Interchange income	642	513
Insurance income	97	—
Credit mark recovery income	200	200
Other income	101	81
Total Non-interest Income	$18,796	$10,123

Non-Interest Expense. Non-interest expense totaled $32.8 million for the year ended December 31, 2019 as compared to $20.5 million for the same period in 2018, a 60.5% increase. This was primarily due to an increase in salaries and employee benefits of $7.5 million, or 63.2%, which was a result of Blue Ridge hiring individuals in key positions to expand its team, in addition to hiring individuals to lead its new branch in Greensboro, North Carolina, and expanding its mortgage operations in Northern Virginia.  Additionally, occupancy expenses increased $924 thousand, or 57.2%, due to additional leased locations for the expanded mortgage division, and a full year of lease expense for the branch in Greensboro, North Carolina.  Legal and other professional fees increased $1.4 million, or 329.8%, as a result of expenses associated with the acquisition of VCB.  Data processing costs increased $791 thousand, or 71.3%, a majority of which is related to the fees associated with integrating VCB’s core processing system with Blue Ridge.  The following table provides detail for non-interest expense for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
Non-Interest Expense (in thousands)	2019	2018
Salaries and employee benefits	$19,328	$11,843
Occupancy and equipment expenses	2,538	1,614
Data processing	1,902	1,111
Legal and other professional fees	1,778	413
Advertising expense	810	485
Communications	441	401
Debit card expenses	363	290
Directors fees	231	190
Audits and accounting fees	258	143
FDIC insurance expense	420	250
Other contractual services	382	347
Other taxes and assessments	661	551
Printing, postage, stationery, and supplies	444	405
Education, dues, travel, meals and entertainment	806	521
Amortization expense	489	602
Mortgage loan funding/underwriting/closing	670	311
Insurance expense	153	123
Mortgage reserve expense	327	53
Other expenses	844	864
Total Non-interest Expense	$32,845	$20,464

 Income Tax Expense. During the year ended December 31, 2019, Blue Ridge recognized a provision for income taxes of $826 thousand, for an effective tax rate of 14.8%, as compared to a provision of $1.1 million, for an effective tax rate of 20.1% for the year ended December 31, 2018.

Analysis of Financial Condition

Loan Portfolio. Blue Ridge makes loans to individuals as well as to commercial entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the creditworthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by Blue Ridge. All loans are underwritten within specific lending policy guidelines that are designed to maximize the Company’s profitability within an acceptable level of business risk.

The following table sets forth the distribution of the Company’s loan portfolio at the dates indicated by category of loan and the percentage of loans in each category to total loans.

	At December 31,
	2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and financial	$77,282	11.95%	$49,076	11.81%
Agricultural	446	0.07%	216	0.05%
Real estate – construction, commercial	38,039	5.87%	14,666	3.53%
Real estate – construction, residential	26,778	4.14%	15,102	3.63%
Real estate – mortgage, commercial	251,824	38.89%	150,513	36.22%
Real estate – mortgage, residential	208,494	32.20%	149,856	36.06%
Real estate – mortgage, farmland	5,507	0.85%	4,179	1.01%
Consumer installment loans	39,202	6.05%	31,979	7.69%
Gross loans	647,572	100.00%	415,587	100.00%
Less: Unearned Income	(738)		(719)
Gross loans, net of unearned income	646,834		414,868
Less: Allowance for loan losses	(4,572)		(3,580)
Net loans	$642,262		$411,288

Loans and leases held for sale (not included in totals above)	$55,646		$29,233

	At December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and financial	$49,956	15.06%	$50,520	15.75%	$30,325	14.61%
Agricultural	314	0.09%	896	0.28%	257	0.12%
Real estate – construction, commercial	11,502	3.47%	17,737	5.53%	13,890	6.69%
Real estate – construction, residential	8,136	2.45%	5,126	1.60%	3,305	1.59%
Real estate – mortgage, commercial	111,796	33.71%	109,750	34.21%	59,845	28.84%
Real estate – mortgage, residential	119,795	36.14%	116,014	36.15%	84,317	40.64%
Real estate – mortgage, farmland	4,66	1.40%	4,514	1.41%	5,144	2.48%
Consumer installment loans	25,478	7.68%	16,281	5.07%	10,413	5.03%
Gross loans	331,633	100.00%	320,838	100.00%	207,496	100.00%
Less: Unearned Income	(829)		(1,210)		(212)
Gross loans, net of unearned income	330,804		319,628		207,284
Less: Allowance for loan losses	(2,802)		(2,013)		(2,347)
Net loans	$328,002		$317,615		$204,937

Loans and leases held for sale (not included in totals above)	$17,220		$24,656		$9,315

 The following table sets forth the repricing characteristics and sensitivity to interest rate changes of our loan portfolio at December 31, 2019 and December 31, 2018:

December 31, 2019 (Dollars in thousands)	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and financial	$22,634	$27,749	$26,899	$77,282
Agricultural	173	273	—	446
Real estate – construction, commercial	14,133	18,160	5,746	38,039
Real estate – construction, residential	26,279	499	—	26,778
Real estate – mortgage, commercial	28,085	125,687	98,052	251,824
Real estate – mortgage, residential	11,237	41,062	156,195	208,494
Real estate – mortgage, farmland	445	1,453	3,609	5,507
Consumer installment loans	3,154	30,870	5,178	39,202
Gross loans	$106,140	$245,753	$295,679	$647,572

Fixed-rate loans	$70,659	$223,941	$133,914	$428,514
Floating-rate loans	35,481	21,812	161,765	219,058
Gross loans	$106,140	$245,753	$295,679	$647,572

December 31, 2018 (Dollars in thousands)	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and financial	$11,880	$19,583	$17,613	$49,076
Agricultural	183	33	—	216
Real estate – construction, commercial	6,987	6,412	1,267	14,666
Real estate – construction, residential	15,102	—	—	15,102
Real estate – mortgage, commercial	21,403	52,743	76,367	150,513
Real estate – mortgage, residential	11,353	18,291	120,212	149,856
Real estate – mortgage, farmland	723	1,494	1,962	4,179
Consumer installment loans	787	23,378	7,814	31,979
Gross loans	$68,418	$121,934	$225,235	$415,587

Fixed-rate loans	$52,431	$115,860	$126,942	$295,233
Floating-rate loans	15,987	6,074	98,293	120,354
Gross loans	$68,418	$121,934	$225,235	$415,587

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

Blue Ridge follows applicable guidance issued by FASB. This guidance requires that losses be accrued when they are probable of occurring and can be estimated. It also requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Management believes that the allowance for loan losses is adequate. There can be no assurance, however, that adjustments to the provision for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for loan losses necessary.

The following table presents a summary of the provision and allowance for loan losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance, beginning of period	$3,580	$2,803	$2,013	$2,347	$2,121

Charge-Offs
Commercial and industrial	$43	$6	$—	$1,019	$28
Real estate, construction	—	—	—	—	—
Real estate, mortgage	4	13	71	—	—
Consumer and other loans	914	545	365	306	91

Total charge-offs	961	564	436	1,325	119

Recoveries
Commercial and industrial	—	—	(35)	(1)	—
Real estate, construction	—	—	—	—	—
Real estate, mortgage	(6)	(12)	(1)	—	—
Consumer and other loans	(205)	(104)	(95)	(64)	(25)

Total recoveries	(211)	(116)	(131)	(65)	(25)

Net charge-offs	750	448	305	1,260	94

Provision for loan losses	1,742	1,225	1,095	926	320

Allowance, end of period	$4,572	$3,580	$2,803	$2,013	$2,347

Ratio of net charges-offs to average total loans outstanding during period	0.02%	0.12%	0.09%	0.48%	0.05%

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

	December 31,
(Dollars in thousands)	2019	% of Loans	2018	% of Loans	2017	% of Loans	2016	% of Loans	2015
Commercial and industrial	$842	1.1%	$568	1.2%	$494	0.9%	$573	1.1%	$471	1.6%
Real estate – construction, commercial	220	0.6%	111	0.8%	92	0.8%	83	0.5%	232	1.7%
Real estate – construction, residential	60	0.2%	56	0.4%	36	0.5%	10	0.2%	21	0.7%
Real estate – mortgage, commercial	1,602	0.6%	1,183	0.8%	809	0.7%	533	0.5%	668	1.1%
Real estate – mortgage, residential	509	0.2%	431	0.3%	405	0.3%	289	0.3%	465	0.6%
Agricultural and farmland	9	0.2%	13	0.3%	12	0.2%	8	0.1%	15	0.3%
Consumer installment	1,330	3.4%	1,218	3.8%	954	3.8%	517	3.2%	476	4.6%
	$4,572	0.7%	$3,580	0.9%	$2,803	0.9%	$2,013	0.6%	$2,347	1.1%

Non-performing Assets. Non-performing assets consist of non-accrual loans, loans past due 90 days and still accruing interest, and other real estate owned (foreclosed properties). The level of non-performing assets decreased by $2.5 million during 2019 to $5.2 million at December 31, 2019, compared to $7.7 million at December 31, 2018 and $7.8 million at December 31, 2017. Blue Ridge has established specific loan loss reserves on impaired loans equal to the estimated collateral deficiency (if any), plus the cost of sale of the underlying collateral, as applicable.

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

The following is a summary of information pertaining to risk elements and non-performing assets at the dates indicated:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans	$4,790	$5,515	$7,496	$787	$384
Loans past due 90 days and still accruing	369	2,005	73	433	22
Total non-performing loans	$5,159	$7,520	$7,569	$1,220	$406
Other real estate owned	—	134	207	611	70
Total non-performing assets	$5,159	$7,654	$7,776	$1,831	$476
Allowance for loan losses to total loans held for investment	0.71%	0.86%	0.85%	0.63%	1.13%
Allowance for loan losses to non-performing loans	88.62%	47.61%	37.02%	165.00%	578.08%
Non-performing loans to total loans held for investment	0.80%	1.81%	2.29%	0.38%	0.20%
Non-performing assets to total assets	0.54%	1.42%	1.89%	0.44%	0.18%

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available-for-sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value.  The fair value of the Company’s investment securities available-for-sale was $108.6 million at December 31, 2019, an increase of $70.5 million, or 185.4%, from $38.0 million at December 31, 2018.  Investment securities held-to-maturity at December 31, 2019 totaled $12.2 million, $15.6 million at December 31, 2018, and $13.2 million at December 31, 2017.  Securities in the investment portfolio classified as held-to-maturity are those securities that Blue Ridge has the ability to hold to maturity and are carried at amortized cost.

At December 31, 2018, Blue Ridge had total investment securities available-for-sale of $38.0 million, an increase of $5.4 million, or 16.8%, from $32.6 million at December 31, 2017.  Blue Ridge purchased $11.6 million in investment securities available-for-sale to offset redemptions and sales of $5.3 million and to enhance the yield of the portfolio during 2018.

As of December 31, 2019 and 2018, the majority of the investment securities portfolio consisted of securities rated A to AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. Investment securities that were pledged to secure public deposits totaled $11.8 million and $16.6 million at December 31, 2019 and December 31, 2018, respectively.

Blue Ridge completes reviews for other-than-temporary impairment at least quarterly. At December 31, 2019 and December 31, 2018, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. Blue Ridge does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in the Company’s investment portfolio as of December 31, 2019 and December 31, 2018.

Blue Ridge holds restricted investments in equities of the Federal Reserve Bank of Richmond (“FRB”),  FHLB, and through its correspondent bank, Community Banker’s Bank (“CBB”). At December 31, 2019, Blue Ridge owned $6.0 million of FHLB stock, $963 thousand of FRB stock, and $248 thousand of CBB stock. At December 31, 2018, Blue Ridge owned $3.5 million of FHLB stock, $813 thousand of FRB stock, and $168 thousand of CBB stock.  At December 31, 2017, Blue Ridge owned $1.9 million of FHLB stock, $813 thousand of FRB stock, and $168 thousand of CBB stock.

The following table reflects the composition of the Company’s investment portfolio, at amortized cost, at December 31, 2019, 2018 and 2017:

	December 31,
	2019		2018		2017
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total	Balance	Percentof total
Held-to maturity
State and municipal	$12,192	10.1%	$15,565	28.6%	$13,206	28.6%

Available-for-sale
State and municipal	—	—	1,000	1.8%	1,321	2.8%
U. S. Treasury and agencies	2,500	2.1%	3,375	6.2%	3,375	7.3%
Mortgage backed securities	94,983	79.0%	28,976	53.3%	22,910	49.6%
Corporate bonds	10,554	8.8%	5,477	10.1%	4,826	10.5%
Equity securities	—	—	—	—	556	1.2%
Total investments	$120,229	100.0%	$54,393	100.0%	$46,194	100.0%

The following tables present the amortized cost of the Company’s investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at December 31, 2019 and December 31, 2018.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to maturity
State and municipal	$461	2.7%	$2,584	3.3%	$3,764	3.5%	$5,385	3.5%

Available-for-sale
U. S. Treasury and agencies	—	—	1,000	2.0%	1,500	2.1%	—	—
Mortgage backed securities	—	—	—	—	8,417	3.5%	86,639	2.9%
Corporate bonds	—	—	1,500	6.5%	8,750	4.5%	229	6.3%
Total investments	$461		$5,084		$22,431		$92,253

	At December 31, 2018
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to maturity
State and municipal	$302	2.8%	$4,089	3.1%	$2,688	3.8%	$8,486	3.6%

Available-for-sale
State and municipal	500	3.9%	500	4.9%	—	—	—	—
U. S. Treasury and agencies	—	—	500	1.8%	2,875	2.3%	—	—
Mortgage backed securities	—	—	—	—	1,922	1.8%	27,054	2.9%
Corporate bonds	—	—	1,500	5.2%	3,750	6.5%	227	7.0%
Total investments	$802		$6,589		$11,235		$35,767

Deposits. The principal sources of funds for Blue Ridge are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit) from its market area. the Company’s deposit base includes transaction accounts, time and savings accounts and other accounts that customers use for cash management purposes and which provide Blue Ridge with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable low-cost source of funding. Please refer to the average balance tables under “Net Interest Income” for information regarding the average balance of deposits, and average rates paid.

Approximately 36.1% of the Company’s deposits at December 31, 2019 were made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 40.9% and 47.8% at December 31, 2018 and December 31, 2017, respectively.

The following tables provide a summary of the Company’s deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of the end of the periods indicated:

	December 31,
	2019		2018		2017
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$177,819	—	$88,265	—	$61,388	—
Interest-bearing – checking, savings and money market	283,256	0.80%	157,000	0.87%	115,888	0.40%
Time deposits $100,000 or more	178,121	2.24%	109,004	2.02%	101,853	1.33%
Other time deposits	82,834	1.70%	60,758	1.58%	60,161	1.31%
Total deposits	$722,030		$415,027		$339,290

Maturities of Time Deposits ($100,000 or greater)

(Dollars in thousands)	December 31, 2019	December 31, 2018	December 30, 2017
Maturing in:
3 months or less	$28,455	$8,155	$3,889
Over 3 months through 6 months	24,646	19,265	17,596
Over 6 months through 12 months	28,922	20,867	18,433
Over 12 months	96,098	60,717	61,935
	$178,121	$109,004	$101,853

Brokered and listing service deposits made up of both certificate of deposits and money market demand accounts totaled $49.8 million at December 31, 2019, an increase of $26.3 million from $23.5 million at December 31, 2018.  At December 31, 2017, these third-party deposits totaled $25.0 million.

Borrowings: The following table provides information on the balances and interest rates on total borrowings at the dates indicated:

	At December 31,
(Dollars in thousands)	2019	2018	2017
FHLB borrowings	$124,800	$73,100	$35,957
Weighted average interest rate	1.92%	2.47%	1.5%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multifamily and commercial real estate mortgage loan portfolios as well as selected investment portfolio securities.
Liquidity. Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. Blue Ridge must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of the Company’s liquidity management program is to ensure that it always has sufficient resources to meet the demands of depositors and borrowers. Stable core deposits and a strong capital position provide the base for the Company’s liquidity position. Blue Ridge believes it has demonstrated its ability to attract deposits because of the Company’s convenient branch locations, personal service, technology and pricing.

In addition to deposits, Blue Ridge has access to the different wholesale funding markets. These markets include the brokered certificate of deposit market, listing service deposit market, and the federal funds market. Blue Ridge is a member of the Promontory Interfinancial Network, which allows banking customers to access FDIC insurance protection on deposits through Blue Ridge which exceed FDIC insurance limits.  Blue Ridge also has one-way authority with Promontory for both their Certificate of Deposit Account Registry Service and Insured Cash Swap Service products which provides Blue Ridge the ability to access additional wholesale funding as needed. Blue Ridge also maintains secured lines of credit with the FRB and the FHLB for which Blue Ridge can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces the Company’s reliance on any one source for funding.

Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.

Blue Ridge has established a formal liquidity contingency plan which provides guidelines for liquidity management. For the Company’s liquidity management program, it first determines current liquidity position and then forecasts liquidity based on anticipated changes in the balance sheet. In this forecast, Blue Ridge expects to maintain a liquidity cushion. Blue Ridge also stress tests its liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. Blue Ridge believes that it has sufficient resources to meet its liquidity needs.

Blue Ridge had a credit line available of $220.6 million with the FHLB with an outstanding balance of $134.8 million, inclusive of a $10 million letter of credit for use as pledging to the Commonwealth of Virginia for public deposits, as of December 31, 2019, leaving the remaining credit availability of $85.8 million at December 31, 2019. As of December 31, 2018, the outstanding balance of borrowings with the FHLB totaled $73.1 million.

Blue Ridge had four unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $21 million at December 31, 2019 and December 31, 2018. These lines were not drawn upon at December 31, 2019 or 2018.

Liquidity is essential to the Company’s business. the Company’s liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that Blue Ridge may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or Blue Ridge. the Company’s ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. Blue Ridge monitors its liquidity position daily through cash flow forecasting and monthly testing against minimum policy ratios and believes its level of liquidity and capital is adequate to conduct the business of Blue Ridge.

Capital. Capital adequacy is an important measure of financial stability and performance. the Company’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that considers the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, the Bank’s minimum capital ratios are as follows:  7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total Risk-Based capital.   Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation.  Blue Ridge Bank was considered “well capitalized” for regulatory purposes at December 31, 2019 and December 31, 2018.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to the CBLR. Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Company is evaluating whether to opt into the CBLR framework.

As noted above, regulatory capital levels for the Bank meet those established for "well capitalized" institutions. While the Bank is currently considered "well capitalized," it may from time to time find it necessary to access the capital markets to meet the Company’s growth objectives or capitalize on specific business opportunities.

The following table shows the minimum capital requirement and the capital position at December 31, 2019 and December 31, 2018 for the Bank.

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total risk based capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$79,911	11.82%	$71,007	10.50%	$67,626	10.00%
Tier I capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$75,339	11.14%	$57,482	8.50%	$54,101	8.00%
Common equity tier 1 capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$75,339	11.14%	$47,338	7.00%	$43,957	6.50%
Tier I capital
(To average assets)
Blue Ridge Bank, N.A.	$75,339	8.00%	$61,216	6.50%	$47,090	5.00%

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total risk based capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$48,811	12.11%	$39,790	9.875%	$40,294	10.00%
Tier I capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$45,231	11.23%	$31,731	7.875%	$32,235	8.00%
Common equity tier 1 capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$45,231	11.23%	$25,687	6.375%	$26,191	6.50%
Tier I capital
(To average assets)
Blue Ridge Bank, N.A.	$45,231	8.89%	$20,342	4.000%	$25,428	5.00%

(1)

Except with regard to the Bank’s Tier 1 to average assets ratio, the minimum capital requirement includes the phased-in portion of the Basel III Capital Rules capital conservation buffer as of the applicable date.

Off-Balance Sheet Activities

Standby letters of credit are conditional commitments issued by Blue Ridge to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers; Blue Ridge generally holds collateral supporting these commitments. In the event the customer does not perform in accordance with the terms of the agreement with the third party, Blue Ridge would be required to fund the commitment. The maximum potential amount of future payments Blue Ridge could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, Blue Ridge would be entitled to seek recovery from the customer. The maximum potential amount of future advances on standby letters of credit available through Blue Ridge at December 31, 2019 and 2018, totaled $641 thousand and $1.6 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Blue Ridge evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Blue Ridge upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate and income producing commercial properties.  The approved commitments to extend credit that was available but unused at December 31, 2019 and 2018 totaled $107.7 million and $65.2 million, respectively.

Interest Rate Risk Management

As a financial institution, Blue Ridge is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR.  the Company’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that Blue Ridge maintains. Blue Ridge manages interest rate risk through an asset and liability committee (“ALCO”). ALCO is responsible for managing the Company’s interest rate risk in conjunction with liquidity and capital management.

Blue Ridge employs an independent consulting firm to model its interest rate sensitivity. Blue Ridge uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how Blue Ridge expects rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two-year period and include rapid rate changes of down 100 basis points to 200 basis points and up 100 basis points to 400 basis points. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of the Company’s interest rate risk position over a historical time frame for comparison purposes.

At December 31, 2019, the Company’s asset/liability position was considered to be slightly asset sensitive based on its interest rate sensitivity model. the Company’s net interest income would increase by 12.0% in an up 100 basis point scenario and would increase 14.2% in an up 200 basis point scenario over a one-year time frame. In the two-year time horizon, the Company’s net interest income would increase by 3.6% in an up 100 basis point scenario and would increase by 13.5% in an up 400 basis point scenario. At December 31, 2019, all interest rate risk stress tests measures were within the Company’s board policy established limits in each of the increased rate scenarios.

Additional information on the Company’s interest rate sensitivity for a static balance sheet over a one-year time horizon as of December 31, 2019 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
December 31, 2019
Change in interest rates (basis points)	Percentage change in net interest income
+400	19.1%
+300	16.5%
+200	14.2%
+100	12.0%
0	—
-100	2.0%
-200	-5.9%

Economic value of equity (“EVE”), measures the period end market value of assets less the market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

The interest rate risk to capital at December 31, 2019 is shown below and reflects that the Company’s market value of capital is in a slightly asset sensitive position in which an increase in short-term interest rates is expected to generate higher market values of capital. At December 31, 2019, all EVE stress tests measures were within the Company’s board policy established limits.

Interest Rate Risk to Capital
December 31, 2019
Change in interest rates (basis points)	Percentage change in economic value of equity
+400	9.01%
+300	7.38%
+200	6.60%
+100	5.63%
0	—
-100	2.04%
-200	1.97%

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Blue Ridge Bankshares, Inc. and Subsidiaries

Charlottesville, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Ridge Bankshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Brown, Edwards & Company, L.L.P.

We have served as the Company’s auditor since 1988.

Blacksburg, Virginia

April 14, 2020

----------------------------------------------Your Success is Our Focus--------------------------------------------

1715 Pratt Drive, Suite 2700 • Blacksburg, VA 24060 • 540-443-3606 • Fax: 540-443-3610 • www.BEcpas.com

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

(dollars in thousands except share and per share data)

	2019	2018

Assets
Cash and due from banks	$60,026	$15,026
Federal funds sold	480	546
Securities available for sale, at fair value	108,571	38,047
Securities held to maturity (fair value of $12,654 in 2019 and $15,503 in 2018)	12,192	15,565
Restricted equity securities, at cost	8,134	5,138
Loans held for sale, at fair value	55,646	29,233
Loans, net of unearned income	646,834	414,868
Less allowance for loan losses	(4,572)	(3,580)
Loans, net	642,262	411,288

Premises and equipment, net	13,651	3,343
Cash surrender value of life insurance	14,734	8,455
Goodwill	19,915	2,694
Other assets	25,200	10,255
Total assets	$960,811	$539,590
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$177,819	$88,265
Interest-bearing	544,211	326,762
Total deposits	722,030	415,027

Other borrowings	124,800	73,100
Subordinated debentures, net of issuance costs	9,800	9,766
Other liabilities	11,844	2,076
Total liabilities	868,474	499,969

Commitments and Contingent Liabilities
Stockholders’ Equity:
Common stock, no par value; 10,000,000 shares authorized; 5,658,585 and 2,792,885 shares issued and outstanding at December 31, 2019 and 2018, respectively	66,204	16,453
Additional paid-in capital	252	252
Retained earnings	25,428	23,321
Accumulated other comprehensive income	229	(618)
	92,113	39,408
Noncontrolling interest	224	213
Total stockholders’ equity	92,337	39,621
Total liabilities and stockholders’ equity	$960,811	$539,590

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Income

For the years ended December 31, 2019 and 2018

(dollars in thousands, except share and per share data)

	2019	2018
Interest income:
Interest and fees on loans	$27,090	$20,478
Interest on taxable securities	3,552	1,650
Interest on nontaxable securities	236	292
Interest on federal funds sold	10	17
Total interest income	30,888	22,437

Interest expense:
Interest on deposits	6,209	3,511
Interest on subordinated debentures	709	710
Interest on other borrowings	2,602	930
Total interest expense	9,520	5,151

Net interest income	21,368	17,285
Provision for loan losses	1,742	1,225
Net interest income after provision for loan losses	19,626	16,060

Non-interest income:
Service charges on deposit accounts	651	635
Mortgage brokerage income	4,046	2,724
Gain on sale of mortgages	10,387	4,541
Income from investment in life insurance contracts	936	200
Other income	2,776	2,023
Total other income	18,796	10,123

Non-interest expenses:
Salaries and employee benefits	19,328	11,843
Occupancy and equipment expense	2,538	1,614
Data processing fees	1,902	1,111
Legal and other professional fees	1,778	413
Advertising fees	810	485
Debit card expenses	363	290
Communications	441	401
Audit and accounting fees	258	143
FDIC insurance expense	420	250
Director fees	231	190
Other contractual services	382	347
Other taxes and assessments	661	551
Other operating	3,733	2,826
Total other expenses	32,845	20,464

Income before income tax	5,577	5,720
Income tax expense	973	1,147
Net income	$4,604	$4,573

Net Income attributable to noncontrolling interest	(24)	(13)
Net Income attributable to Blue Ridge Bankshares, Inc.	$4,580	$4,560
Net Income available to common stockholders	$4,580	$4,560
Basic earnings per common share	$1.10	$1.64
Diluted earnings per common share	$1.10	$1.64

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2019 and 2018

(dollars in thousands)

	2019	2018
Net income	$4,604	$4,573

Other comprehensive income (loss):
Gross unrealized gains (losses) on securities arising during the period	1,767	(275)
Adjustment for income tax (expense) benefit	(370)	57
	1,397	(218)

Unrealized gains (losses) on interest rate swaps	(245)	—
Adjustment for income tax benefit	51	—
	(194)	—

Less:
Reclassifications adjustment for gains included in net income	(451)	(5)
Adjustment for income tax expense	95	1
	(356)	(4)

Other comprehensive income (loss), net of tax	847	(222)

Comprehensive income	$5,451	$4,351
Comprehensive income attributable to noncontrolling interest	(24)	(13)
Comprehensive income attributable to Blue Ridge Bankshares, Inc.	$5,427	$4,338

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2019 and 2018

(dollars in thousands)

	Common Stock & Related Surplus	Contributed Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Unearned ESOP Shares	Total

Balance, December 31, 2017	$16,324	$195	$20,190	$(324)	$200	$(143)	$36,442
Net income	—	—	4,560	—	13	—	4,573
Other comprehensive income (loss)	—	—	—	(222)	—	—	(222)
Reclassification of equity securities	—	—	72	(72)	—	—	—
Dividends on common stock ($0.54 per share)	—	—	(1,501)	—	—	—	(1,501)
Issuance of restricted common stock, net of forfeitures	129	—	—	—	—	—	129
Release of unearned ESOP shares	—	57	—	—	—	143	200
Balance, December 31, 2018	$16,453	$252	$23,321	$(618)	$213	$—	$39,621
Net income	—	—	4,580	—	24	—	4,604
Other comprehensive income	—	—	—	847	—	—	847
Noncontrolling interest capital distributions	—	—	—	—	(13)	—	(13)
Dividends on common stock ($0.57 per share)	—	—	(2,473)	—	—	—	(2,473)
Issuance of common stock (1,536,731 shares), net of capital raise expenses	22,119	—	—	—	—	—	22,119
Issuance of common stock (1,312,919 shares)	27,402	—	—	—	—	—	27,402
Issuance of restricted common stock, net of forfeitures	230	—	—	—	—	—	230
Balance, December 31, 2019	$66,204	$252	$25,428	$229	$224	$—	$92,337

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

(dollars in thousands)

	2019	2018
Cash flows from operating activities:
Net income	$4,604	$4,573
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	539	415
Deferred income taxes	(85)	(9)
Provision for loan losses	1,742	1,225
Proceeds from sale of loans held for sale, originated	352,700	161,764
Gain on sale of loans held for sale, originated	(10,387)	(4,541)
Gain on sale of securities	(451)	(5)
Loans held for sale, originated	(363,228)	(165,656)
(Gain) loss on disposal of premises and equipment	(1)	(1)
Loss on sale of other real estate owned	43	—
Investment amortization expense, net	624	239
Amortization of debt refinancing fees	—	63
Amortization of subordinated debt issuance costs	33	33
Amortization of other intangibles	455	505
Earnings on life insurance	(936)	(200)
Increase in other assets	(9,439)	(2,766)
Increase (decrease) in accrued expenses	8,471	(537)
Non-cash equity compensation	231	129
Release of unearned ESOP shares	—	200
Net cash used in operating activities	(15,085)	(4,569)
Cash flows used in investing activities:
Net (increase) decrease in federal funds sold	66	(458)
Purchase of securities available for sale	(70,737)	(11,582)
Purchase of securities held to maturity	—	(4,401)
Proceeds from calls, maturities, sales, paydowns and maturities of
securities available for sale	44,397	5,274
Proceeds from calls, maturities, sales, paydowns and maturities of
securities held for investment	3,280	1,915
Purchase of insurance policies	(600)	(600)
Redemption of insurance policies	1,058	—
Net change in restricted equity securities	(2,692)	(1,475)
Net increase in loans held for investment	(59,743)	(84,511)
Net increase in loans held for sale, participations	(5,497)	(3,580)
Purchase of premises and equipment	(1,127)	(1,496)
Increase in Goodwill	(613)	(600)
Proceeds from sale of assets	13	17
Capital calls of SBIC funds and other investments	(1,177)	(552)
VCB acquisition, net of cash acquired	(6,968)	—
Nonincome distributions from limited liability companies	160	97
Net cash used in investing activities	(100,180)	(101,952)
Cash flows from financing activities:
Net increase in deposits	88,932	75,737
Common stock dividends paid	(2,473)	(1,501)
Federal Home Loan Bank advances	395,000	185,300
Federal Home Loan Bank repayments	(343,300)	(148,157)
Issuance of common stock	22,119	—
Noncontrolling interest distributions	(13)	—
Repayment of contingent ESOP liability	—	(151)
Net cash provided by financing activities	160,265	111,228
Net increase in cash and due from banks	45,000	4,707
Cash and due from banks at beginning of period	15,026	10,319
Cash and due from banks at end of period	$60,026	$15,026

See accompanying notes to consolidated financial statements.

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Blue Ridge Bankshares, Inc. (the "Company"), a Virginia corporation, was formed in 1988 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Charlottesville, Virginia. The Company conducts its business activities primarily through the branch offices of its wholly owned subsidiary bank, Blue Ridge Bank, National Association (the "Bank"). The Company exists primarily for the purposes of holding the stock of its subsidiary, the Bank.

The Bank operates under a national charter and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”).  Consequently, it undergoes periodic examinations by this regulatory authority.

Note 2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“GAAP”)and conform to general practices within the banking industry.

(a)    Principles of Consolidation

The accompanying audited consolidated financial statements of the Company include the accounts of Blue Ridge Bank, N.A. (the “Bank”), PVB Properties, LLC, and MoneyWise Payroll Solutions, Inc. (net of noncontrolling interest) and were prepared in accordance with GAAP.  All material intercompany balances and transactions have been eliminated in consolidation.

(b)   Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairment, and the valuation of other real estate owned (“OREO”).

(c)   Accounting for Business Combinations

Business combinations are accounted for under the purchase method. The purchase method requires that the assets acquired and liabilities assumed be recorded, based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed, including identifiable intangibles, is recorded as goodwill.

(d)  Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

(e)  Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale are intended to be used as part of the Company’s asset and liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other similar factors.

Amortization of premiums and accretion of discounts on securities are reported as adjustments to interest income using the effective interest method.  Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security.  These gains and losses are credited or charged to shareholders’ equity, whereas realized gains and losses flow through the Company’s current earnings.

(f)     Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. The agreed upon sales price is considered fair value as all of these loans are under agreements to sell to investors at the time of origination.  This amount is generally the loan’s principal amount.  Changes in fair value are recognized in the Gain on Sale of Mortgages on the Consolidated Statements of Income.  The Company participates in a “mandatory” delivery program for its government guaranteed and conventional mortgage loans.  Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a TBA mortgage-backed security bearing similar attributes.  Under the mandatory delivery program, the Bank commits to deliver loans to an investor at an agreed upon price prior to the close of such loans.  This differs from a “best efforts” delivery, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked.

Loans held for sale includes the Bank’s commitment to purchase up to $30,000,000 in residential mortgage loan fundings originated by Northpointe Bank, a Michigan banking corporation.  The Bank reviews loan documentation for each specific mortgage prior to funding to ensure it conforms to the terms of the agreement.  The mortgages funded through this program must have already obtained a purchase commitment (takeout) from another financial institution as part of the conditions of the Bank’s funding.

(g)    Loans and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, and net of the allowance for loan losses and deferred fees and costs. Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yield using the payment terms required by the loan contract.

During 2019, as a result of the Company's acquisition of Virginia Community Bankshares (“VCB”), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans). The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification ("ASC") Topic 310-30 or ASC Topic 310-20.

Purchased credit-impaired (“PCI”) loans, which are the non-performing loans acquired in the Company's acquisition of VCB, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment to any previously recognized allowance for loan loss for that pool of loans and then through an increase in the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

The Company periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for PCI loans. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis, if the acquired pools of PCI loans perform better than originally expected, the Company would expect to receive more future cash flows than originally modeled at the acquisition date. For the pools with better than expected cash flows, the forecasted increase would be recorded as an additional accretable yield that is recognized as a prospective increase to the Company's interest income on loans.

Loans are generally placed into nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well secured and are in the process of collection.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and OREO.

The allowance for loan losses is increased or decreased by provisions for (reversal of) loan losses, increased by recoveries of previously charged-off loans, and decreased by loan charge-offs.

The Company maintains the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers. As a part of the analysis, the Company uses comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

The Company also maintains an allowance for loan losses for acquired loans: (i) for loans accounted for under ASC 310-30, when there is deterioration in credit quality subsequent to acquisition, and  (ii) for loans accounted for under ASC 310-20, when the inherent losses in the loans exceed the remaining discount recorded at the time of acquisition.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. The Company individually assigns loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. The Company evaluates the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are discounted at the loan's effective interest rate, or measured on an observable market value, if one exists, or the fair value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) an impairment is recognized and a specific reserve is established for the impaired loan. Loans classified as loss loans are fully reserved or charged-off.

In addition, the OCC, as part of its examination process, periodically reviews the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on its risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2019 and 2018 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

Loans considered to be troubled debt restructuring ("TDRs") are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or nonaccruing status. Nonaccruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and if they meet certain performance criteria.

(h)    Premises and Equipment

Land is carried at cost. Premises, furniture, equipment, and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation of premises, furniture and equipment is computed using the straight-line method over estimated useful lives from three to seven years.

Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term. Purchased computer software which is capitalized is amortized over estimated useful lives of one to three years. Rent expense on operating leases is recorded using the straight-line method over the appropriate lease term.

(i)   Goodwill and Intangible Assets

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value with its carrying amount. Impairment is indicated when the carrying amount of a reporting unit exceeds its estimated fair value.

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company will perform the annual impairment test annually during the fourth quarter. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

No impairment was recorded for 2019 and 2018.

(j)    Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale. At the time of acquisition, these properties are recorded at fair value less estimated selling costs, with any write down charged to the allowance for loan losses and any gain on foreclosure recorded in net income, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at the lower of cost or fair value less estimated selling costs. Adjustments are made for subsequent declines in the fair value of the assets less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the year of the transaction.

(k)    Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance date, which is the cash surrender value. The increase in the cash surrender value over time is recorded as other non-interest income. The Company monitors the financial strength and condition of the counterparty.

(l)   Small Business Investment Company (“SBIC”) Fund Income:

The Bank has an interest in several SBIC funds.  The Bank’s obligations to these funds are satisfied in the form of capital calls that occur during the commitment period. Two-thirds of income distributions from these funds are shown as a reduction to the Bank’s principal investment.  The remaining one-third is recognized as income until the investment principal has been recovered.  All distributions in excess of initial investment are recognized as income.

(m)    Advertising Costs:

Advertising costs are expensed as incurred.

(n)  Earnings Per Share:

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.  Employee Stock

Ownership Plan (“ESOP”) shares are considered outstanding for this calculation.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The Company had no dilutive common shares outstanding at December 31, 2019 and 2018.

(o)   Financial Instruments:

The Bank has entered into commitments to extend credit in the ordinary course of business. Such financial instruments are recorded in the financial statements when funded.

(p)   Reclassified Amounts:

Certain amounts have been reclassified from prior year financial statements to ensure consistent presentation with current year amounts.  These reclassifications are for presentation purposes and have no impact on overall financial information.

(q)  Recent Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. As a “smaller reporting company” under Securities and Exchange Commission (“SEC”) rules, the Company will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third party vendor to assist in the measurement of expected credit losses under this standard. The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies.

During January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified.

The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption was permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group Meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption was permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption was permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as purchased credit-deteriorated (“PCD”) assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and is in the set up stage with expectations of running parallel for all of 2020 and all data has been archived under the current model.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years. Early adoption is permitted The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

Note 3. Acquisition

On December 15, 2019, the Company completed the acquisition of VCB, the holding company for Virginia Community Bank, pursuant to the terms of the Agreement and Plan of Reorganization, dated May 13, 2019, between the Company and VCB.  Under the agreement, VCB’s shareholders had the right to receive, at the holder’s election, either $58.00 per share in cash or 3.05 shares of the Company’s common stock, subject to the allocation and proration procedures set forth in the agreement, plus cash in lieu of fractional shares.

A summary of the assets received and liabilities assumed and related adjustments are as follows:

	As Recorded by			As Recorded by
	Virginia Community			Blue Ridge
	Bankshares, Inc.	Adjustments		Bankshares, Inc.
Assets
Cash and due from banks	$9,678,700	$-		$9,678,700
Investment securities available-for-sale	43,419,481	(470,191)	(1)	42,949,290
Restricted equity securities	302,700	-		302,700
Held-for-investment loans	173,871,523	(900,020)	(2)	172,971,503
Furniture, Fixtures, and equipment	6,435,695	3,296,872	(3)	9,732,567
Other Real Estate Owned	87,427	(87,427)	(4)	-
Accrued interest receivable	864,154	-		864,154
Core deposit intangible	-	1,690,000	(5)	1,690,000
Other assets	8,069,497	549,976	(6)	8,619,473
Total assets acquired	$242,729,177	$4,079,210		246,808,387

Liabilities
Deposits	217,953,153	118,621	(7)	218,071,774
Other liabilities	1,296,520	-		1,296,520
Total liabilities assumed	$219,249,673	$118,621		219,368,294

Net assets acquired				27,440,093
Total consideration paid				44,048,371
Goodwill				$16,608,278

Explanation of adjustments:
(1)	Adjustment to reflect estimated fair value of security portfolio.
(2)	Adjustment to reflect estimated fair value and credit mark on loans of $(2,318,569), and elimination of VCB’s allowance for loan and lease losses of $1,418,549.
(3)	Adjustment to reflect estimated fair value of furniture, fixtures, and equipment.
(4)	Adjustment to reflect estimated fair value of OREO.
(5)	Adjustment to reflect recording of core deposit intangible.
(6)	Adjustment to reflect estimated fair value of other assets and the recording of deferred taxes related to acquisition.
(7)	Adjustment to reflect estimated fair value of deposits.

A summary of the consideration paid is as follows:

Common stock issued (1,312,919 shares)	$27,401,831
Cash payments to common shareholders	16,646,540
Total consideration paid	$44,048,371

Below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the acquisition.

Cash and cash equivalents. The carrying amount of cash and cash equivalents was used as a reasonable estimate of fair value.

Interest-bearing deposits. The carrying amount of interest-bearing deposits was used as a reasonable estimate of fair value.

Investment securities available-for-sale. The estimated fair value of investment securities available-for-sale was based on proceeds received from sale of securities immediately after consummation of acquisition and quoted prices for those securities that remained in the portfolio.

Restricted stock. The carrying amount of restricted stock was used as a reasonable estimate of fair value. These investments are carried at cost as no active trading market exists.

Loans. The acquired loan portfolio was segregated into one of two categories for valuation purposes: PCI and performing loans. PCI loans were identified as those loans that were nonaccrual prior to the business combination and those loans that had been identified as potentially impaired. Potentially impaired loans were those loans that were identified during the credit review process where there was an indication that the borrower did not have sufficient cash flows to service the loan in accordance with its terms. Performing loans were those loans that were currently performing in accordance with the loan contract and do not appear to have any significant credit issues.

For loans that were identified as performing, the fair values were determined using a discounted cash flow analysis (the "income approach"). Performing loans were segmented into pools based on loan type (commercial real estate, commercial and industrial, commercial construction, consumer residential and consumer nonresidential), and further segmented based on payment structure (fully amortizing, non-fully amortizing balloon, or interest only), rate type (fixed versus variable), and remaining maturity. The estimated cash flows expected to be collected for each loan was determined using a valuation model that included the following key assumptions: prepayment speeds, expected credit loss rates and discount rates. Prepayment speeds were influenced by many factors including, but not limited to, current yields, historic rate trends, payment types, interest rate type, and the duration of the individual loan. Expected credit loss rates were based on recent and historical default and loss rates observed for loans with similar characteristics, and further influenced by a credit review by management and a third party consultant on a selection of loans within the acquired portfolio. The discount rates used were based on rates market participants might charge for cash flows with similar risk characteristics at the acquisition date. These assumptions were developed based on management discussions and third party professional experience.

For loans that were identified as PCI, either the above income approach was used or the asset approach was used. The income approach was used for PCI loans where there was an expectation that the borrower would more likely than not continue to pay based on the current terms of the loan contract. Management used the asset approach for all nonaccrual loans to reflect market participant assumptions. Under the asset approach, the fair value of each loan was determined based on the estimated values of the underlying collateral.

The methods used to estimate the Level 3 fair values of loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

The difference between the fair value and the expected cash flows from acquired loans will be accreted to interest income over the remaining term of the loans in accordance with ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." See Note 5 for further details.

Premises and equipment. The land and buildings acquired were recorded at fair value as determined by current appraisals and tax assessments at acquisition date.

Other real estate owned.  OREO was recorded at fair value based on an existing purchase contract.

Core deposit intangible.  Core deposit intangibles ("CDI") are measures of the value of noninterest checking, savings, interest-bearing checking, and money market deposits that are acquired in a business combination excluding certificates of deposit with balances over $250,000 and high yielding interest bearing deposit accounts, which the Company determines customer related intangible assets as non-existent. The fair value of the CDI stemming from any business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source. The CDI is being amortized over an estimated useful life of 10 years to approximate the existing deposit relationships acquired.

Deposits.  The fair values of deposit liabilities with no stated maturity (non-interest checking, savings, interest-bearing checking, and money market deposits) are equal to the carrying amounts payable on demand. The fair values of the certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered by market participants on deposits with similar characteristics and remaining maturities.

The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to closing dates fair value becomes available.

Note 4. Investment Securities and Other Investments

Investment securities available for sale are carried in the consolidated balance sheets at their fair value and investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost.  The amortized cost and fair values of investment securities at December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and agencies	$2,500	$—	$51	$2,449
Mortgage backed securities	94,983	654	152	95,485
Corporate bonds	10,554	87	4	10,637
	$108,037	$741	$207	$108,571
Held to maturity
State and municipal	$12,192	$464	$2	$12,654
Total Investment Securities	$120,229	$1,205	$209	$121,225
	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$1,000	$3	$—	$1,003
U.S. Treasury and agencies	3,375	—	208	3,167
Mortgage backed securities	28,976	22	628	28,370
Corporate bonds	5,477	78	48	5,507
	$38,828	$103	$884	$38,047
Held to maturity
State and municipal	$15,565	$78	$140	$15,503
Total Investment Securities	$54,393	$181	$1,024	$53,550

The Company had no securities pledged with the Federal Reserve Bank of Richmond (“FRB”) for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, securities with a market value of $11.8 million and $16.2 million were pledged to secure public deposits with the Treasury Board of Virginia at the Community Bankers' Bank.

At December 31, 2019 and 2018, securities with a market value of $55.7 million and $9.8 million were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”).

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period. Securities that have been in a continuous unrealized loss position are as follows:

(Dollars in thousands)
December 31, 2019	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and Municipal	$333	$(2)	$—	$—	$333	$(2)
U.S. Treasury and Agency	—	—	1,949	(51)	1,949	(51)
Mortgage backed	27,901	(82)	5,348	(70)	33,249	(152)
Corporate bonds	—	—	896	(4)	896	(4)
Total	28,234	(84)	8,193	(125)	36,427	(209)

(Dollars in thousands)
December 31, 2018	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and Municipal	$6,278	$(105)	$2,402	$(35)	$8,680	$(140)
U.S. Treasury and Agency	-	-	3,167	(208)	3,167	(208)
Mortgage backed	10,031	(51)	17,173	(577)	27,204	(628)
Corporate bonds	2,114	(36)	488	(12)	2,602	(48)
Total	18,423	(192)	23,230	(832)	41,653	(1,024)

The amortized cost and fair value of securities at December 31, 2019, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may  have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Securities Available for Sale		Securities Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$460	$460
Due after one year through five years	2,500	2,508	2,584	2,628
Due after five years	18,670	18,659	3,764	3,913
Due after ten years	86,867	87,404	5,384	5,653
Total	$108,037	$108,571	$12,192	$12,654

Proceeds from sales, calls and maturities of available-for-sale (“AFS”) securities during 2019 and 2018 were $44.4 million and $5.3 million, resulting in a gain of $451 thousand and $5 thousand, respectively.

During 2019 and 2018, held-to-maturity securities with book values of $3.3 million and $1.9 million, respectively, were either called or matured resulting in no gain or loss for either year.

Restricted investments (in thousands) consist of stock in the FHLB (carrying basis $6,012), Federal Reserve stock (carrying basis $963), Community Bankers’ Bank stock (carrying basis of $248), and various other investments (carrying basis $911) for total restricted investments of $8.1 million.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. No declines are deemed to be other-than-temporary as management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as AFS.

Note 5. Loans and Allowance for Loan Losses

Loans held for investment outstanding at December 31, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Commercial and industrial	$77,282	$49,076
Agricultural	446	216
Real estate – construction, commercial	38,039	14,666
Real estate – construction, residential	26,778	15,102
Real estate – mortgage, commercial	251,824	150,513
Real estate – mortgage, residential	208,494	149,856
Real estate – mortgage, farmland	5,507	4,179
Consumer installment loans	39,202	31,979
Gross loans	647,572	415,587
Less: Unearned income	(738)	(719)
Total	$646,834	$414,868

The Company has pledged loans held for investment (in thousands) as collateral for borrowings with the FHLB totaling $146,075 and $104,791 as of December 31, 2019 and December 31, 2018, respectively.

During 2019, as a result of the Company’s acquisition of VCB, the acquired loan portfolio was initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of these acquired loans included in the consolidated statement of condition as of December 31, 2019 is as follows:

(Dollars in thousands)	December 31, 2019
Purchased credit impaired acquired VCB loans evaluated individually for future credit losses
Outstanding principal balance	$1,504
Carrying amount	1,315

Other acquired VCB loans
Outstanding principal balance	172,279
Carrying amount	170,151

Total acquired VCB loans
Outstanding principal balance	173,783
Carrying amount	171,466

The following table presents changes for the year ended December 31, 2019 in the accretable yield on the VCB purchased credit impaired loans for which the Company applies ASC 310-30:

(Dollars in thousands)	December 31, 2019

Balance at January 1, 2019	$—
Accretable yield at acquisition date	190
Accretion	(3)
Other changes, net	1
Balance at December 31, 2019	$188

The following table presents the aging of the recorded investment of past due loans as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$1,652	$—	$—	$441	$2,093	$75,189	$77,282
Real estate – construction, commercial	820	—	—	929	1,749	36,290	38,039
Real estate – construction, residential	241	—	—	—	241	26,537	26,778
Real estate – mortgage, commercial	3,194	—	—	1,931	5,125	246,699	251,824
Real estate – mortgage, residential	319	217	369	713	1,618	206,876	208,494
Agricultural & Farmland	—	—	—	—	—	5,953	5,953
Consumer installment loans	894	408	—	776	2,078	37,124	39,202
Less: Unearned income	—	—	—	—	—	(738)	(738)
	$7,120	$625	$369	$4,790	$12,904	$633,930	$646,834

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$280	$29	$—	$312	$621	$48,455	$49,076
Real estate – construction, commercial	—	—	—	979	979	13,687	14,666
Real estate – construction, residential	—	—	231	—	231	14,871	15,102
Real estate – mortgage, commercial	218	441	430	2,441	3,530	146,983	150,513
Real estate – mortgage, residential	760	7	1,079	1,441	3,287	146,569	149,856
Agricultural & Farmland	123	—	309	—	432	3,963	4,395
Consumer installment loans	1,017	408	4	357	1,786	30,193	31,979
Less: Unearned income	—	—	—	—	—	(719)	(719)
	$2,398	$885	$2,053	$5,530	$10,866	$404,002	$414,868

A summary of changes in the allowance for loans losses for December 31, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Allowance, beginning of period	$3,580	$2,802
Charge-Offs
Commercial and industrial	$(43)	$(5)
Real estate, mortgage	(4)	(13)
Consumer and other loans	(914)	(545)

Total charge-offs	(961)	(563)
Recoveries
Real estate, mortgage	6	12
Consumer and other loans	205	104

Total recoveries	211	116
Net charge-offs (recoveries)	(750)	(447)
Provision for loan losses	1,742	1,225
Allowance, end of period	$4,572	$3,580

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2019 and 2018.

	December 31, 2019
(Dollars in thousands)	Commercial and Industrial	Real Estate- Construction Commercial	Real Estate- Construction Residential	Real Estate- Mortgage Commercial	Real Estate- Mortgage Residential	Agricultural & Farmland	Consumer Installment Loans	Total
ALLL Balance December 31, 2018	$572	$112	$56	1,180	$434	$13	$1,213	$3,580
Charge-offs	(43)	—	—	(3)	(1)	—	(914)	(961)
Recoveries	—	—	—	—	6	—	205	211
Provision	312	108	4	427	71	(4)	824	1,742
ALLL Balance December 31, 2019	$841	$220	$60	$1,604	$509	$9	$1,329	$4,572

Individually evaluated for impairment	143	—	—	98	—	—	—	241
Collectively evaluated for impairment	$698	$220	$60	$1,506	$509	$9	$1,330	$4,331

	December 31, 2018
(Dollars in thousands)	Commercial and Industrial	Real Estate- Construction Commercial	Real Estate- Construction Residential	Real Estate- Mortgage Commercial	Real Estate- Mortgage Residential	Agricultural & Farmland	Consumer Installment Loans	Total
ALLL Balance December 31, 2017	$494	$93	$36	809	$405	$13	$952	$2,802
Charge-offs	(5)	—	—	—	(13)	—	(545)	(563)
Recoveries	—	—	—	12	—	—	104	116
Provision	83	19	20	359	42	—	702	1,225
ALLL Balance December 31, 2018	$572	$112	$56	$1,180	$434	$13	$1,213	$3,580

Individually evaluated for impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	$572	$112	$56	$1,180	$434	$13	$1,213	$3,580

A summary of the loan portfolio individually and collectively evaluated for impairment (in thousands) for December 31, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2019
Commercial and industrial	$280	$77,002	$77,282
Agricultural	—	446	446
Real Estate – construction, commercial	—	38,039	38,039
Real Estate – construction, residential	—	26,778	26,778
Real Estate – mortgage, commercial	733	251,091	251,824
Real Estate – mortgage, residential	395	208,099	208,494
Real Estate – mortgage, farmland	—	5,507	5,507
Consumer installment loans	—	39,202	39,202
Gross loans	1,408	646,164	647,572
Less: Unearned income	—	(738)	(738)
Total	$1,408	$645,426	$646,834

(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2018
Commercial and industrial	$—	$49,076	$49,076
Agricultural	—	216	216
Real Estate – construction, commercial	—	14,666	14,666
Real Estate – construction, residential	—	15,102	15,102
Real Estate – mortgage, commercial	1,258	149,255	150,513
Real Estate – mortgage residential	688	149,168	149,856
Real Estate – mortgage, farmland	—	4,179	4,179
Consumer installment loans	—	31,979	31,979
Gross loans	1,946	413,641	415,587
Less: Unearned income	—	(719)	(719)
Total	$1,946	$412,922	$414,868

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$395	$395	$—	$527	$7
With an allowance recorded:
Commercial and industrial	280	280	143	286	2
Real estate – mortgage, commercial	733	733	98	734	5
	$1,408	$1,408	$241	$1,547	$14

	December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$1,946	$1,946	$—	$2,067	$64

With an allowance recorded:	—	—	—	—	—
	$1,946	$1,946	$—	$2,067	$64

Purchased loans from the 2016 River Bancorp, Inc. acquisition had remaining balances (in thousands) of $19,686 and 34,672 as of December 31, 2019 and December 31, 2018, respectively.  Of these balances, three loan relationships were considered specifically impaired PCI loans.  One of these relationships was resolved during 2018 and the Company recovered $200 of the balance previously written-off.  During the first quarter of 2019, another loan relationship was resolved and the Company recovered $200 of the balance previously written-off.  At December 31, 2019, the remaining specifically impaired PCI loans totaled $2,270 with a specific impairment of $190. The following table presents the recorded investment in the segments of the River Bancorp, Inc. purchased loans as of December 31, 2019 and December 31, 2018:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Real Estate
Construction loans and all land development and other land loans	$1,397	$1,522
Secured by farmland	—	319
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	2,709	3,376
Secured by first liens	6,971	10,448
Secured by junior liens	394	505
Secured by multifamily (5 or more) residential properties	63	250
Loans secured by owner-occupied, nonfarm nonresidential properties	4,459	7,344
Loans secured by other nonfarm nonresidential properties	2,322	6,239
Commercial and Industrial	1,272	4,457
Other revolving credit plans	26	89
Automobile loans	10	30
Other consumer loans	63	93
Total	$19,686	$34,672

The following table shows the Company’s loan portfolio broken down by internal loan grade as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$1,509	$924	$35,012	$37,298	$568	$1,488	$483	$77,282
Agricultural	—	118	168	160	—	—	—	446
Real Estate – construction, commercial	—	1,454	24,667	10,850	102	—	966	38,039
Real Estate – construction, residential	—	139	9,355	14,331	2,953	—	—	26,778
Real Estate – mortgage, commercial	—	4,971	118,488	114,598	9,273	1,935	2,559	251,824
Real Estate – mortgage residential	—	4,611	100,665	98,116	3,470	130	1,502	208,494
Real Estate – mortgage, farmland	1,467	134	1,736	2,170	—	—	—	5,507
Consumer installment loans	293	72	17,872	20,067	116	—	782	39,202
Gross loans	3,269	12,423	307,963	297,590	16,482	3,553	6,292	647,572
Less: Unearned income								738
Total								$646,834

	December 31, 2018
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial		$2,660	$21,009	$24,254	$797	$—	$312	$49,076
Agricultural	9	99	105	3	—	—	—	216
Real Estate – construction, commercial	—	485	7,118	5,937	106	—	1,020	14,666
Real Estate – construction, residential	—	—	4,305	5,059	5,738	—	—	15,102
Real Estate – mortgage, commercial	—	1,920	82,097	53,487	8,470	1,668	2,871	150,513
Real Estate – mortgage residential	—	3,647	76,496	63,397	3,805	522	1,989	149,856
Real Estate – mortgage, farmland	1,700	100	1,340	730	—	—	309	4,179
Consumer installment loans	213	29	16,174	15,081	123	—	359	31,979
Gross loans	1,966	8,940	208,644	167,948	19,039	2,190	6,860	415,587
Less: Unearned income								719
Total								$414,868

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

Risk Grade 1 – Prime Loans:  This grade is reserved for only the strongest of loans. These loans are to individuals or corporations that are well known to the bank and are always secured with an almost guaranteed source of repayment such as a lien on a bank certificate of deposit or savings account. Character, credit history, and ability of individuals or company principals are excellent and unquestioned. Source of income and industry of borrower appears stable. High liquidity, minimum risk, good ratios and low handling cost.

Risk Grade 2 – Desirable Loans:  This grade is reserved for new loans that are within guidelines and where the borrowers have documented significant overall financial strength. A liquid financial statement is generally a financial statement with substantial liquid assets, particularly relative to the debts. These loans have excellent sources of repayment, with no significant identifiable risk of collection, and conform in all respects to policy, guidelines, underwriting standards, and federal and state regulations (no exceptions of any kind).

Risk Grade 3 – Good Loans: This grade is reserved for loans which exhibit satisfactory credit risk. These loans have adequate sources of repayment, with little identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics: (1) conformity in all respects with policy, guidelines, underwriting standards, and federal and state regulations (no exceptions of any kind), (2) documented historical cash flow that meets or exceeds required minimum Blue Ridge Bank guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

Risk Grade 4 – Acceptable Loans: This grade is given to satisfactory loans containing more risk than Risk Grade 3 loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics: (1) general conformity to Blue Ridge Bank's underwriting requirements, with limited exceptions to policy, product or underwriting guidelines. All exceptions noted have documented mitigating factors that offset any additional risk associated with the exceptions noted,

(2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

Risk Grade 5 – Pass/Watch Loans:  This grade is for satisfactory loans containing acceptable but elevated risk. These loans are characterized by borrowers who have a marginal cash flow, marginal profitability, or have experienced an unprofitable year and declining financial condition. The borrower has in the past satisfactorily handled debts with the bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. These loans require more diligent monitoring due to characteristics such as:  (1) additional exceptions to Blue Ridge Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk, (2) unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time, and (3) marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

Risk Grade 6 – Special Mention:  This grade is for loans classified as Special Mention. They have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Special mention credits typically exhibit underwriting guideline tolerances and/or exceptions with no mitigating factors, or emerging weaknesses that may or may not be cured as time passes.

Risk Grade 7 – Substandard:  A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. The weaknesses may include, but are not limited to: (1) high debt to worth ratios, (2) declining or negative earnings trends, (3) declining or inadequate liquidity, (4) improper loan structure, (5) questionable repayment sources, (6) lack of well-defined secondary repayment source, and (7) unfavorable competitive comparisons. Such loans are no longer considered to be adequately protected due to the borrower's declining net worth, lack of earnings capacity, declining collateral margins and/or unperfected collateral positions. A possibility of loss of a portion of the loan balance cannot be ruled out. The repayment ability of the borrower is marginal or weak and the loan may have exhibited excessive overdue status or extensions and/or renewals.

Risk Grade 8 – Doubtful:  Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are: (1) injection of capital, (2) alternative financing, (3) liquidation of assets or the pledging of additional collateral, and (4) the ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on non-accrual status, and no definite repayment schedule exists. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.

Risk Grade 9 – Loss:  Loans classified Loss are considered uncollectable and of such little value that their  continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be effected in the future. Probable Loss portions of Doubtful assets should be charged against the reserve for loan losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter-end.

There were no loans classified as Doubtful or Loss at December 31, 2019 and December 31, 2018.

Note 6. Premises and Equipment

Premises and equipment is summarized as follows:

(Dollars in thousands)	2019	2018

Buildings and land	$12,535	$3,109
Construction in progress	443	—
Furniture, fixtures and equipment	3,411	2,977
Software	354	377
Total Cost	16,743	6,463
Less: Accumulated depreciation	(3,092)	(3,120)
Total, net of depreciation	$13,651	$3,343

Depreciation expense for 2019 and 2018 was $539 thousand and $415 thousand, respectively.

Note 7. Goodwill and Intangibles

The balance in goodwill is the result of a branch acquisition in Charlottesville in 2011, the acquisition of River Bancorp, Inc. in 2016, the acquisition of a mortgage line of business in 2018, the 35% acquisition of Hammond Insurance Agency, Incorporated in 2019, and the acquisition of Virginia Community Bankshares, Inc. in 2019.  The purpose of these acquisitions was to expand the geographic service area by targeting attractive markets with potential to provide continued balance sheet growth and new opportunities for the Company.  Bank management will evaluate at least annually the recorded value of the goodwill.  In accordance with GAAP, the Company is not amortizing goodwill.  In the event the asset suffers a decline in value based on criteria established in governing accounting standards, an impairment will be recorded.

Goodwill	2019	2018

Charlottesville Branch Acquisition	$366,300	$366,300
River Bancorp, Inc. Acquisition	1,727,864	1,727,864
Mortgage Business Acquisition	600,000	600,000
Hammond Insurance Acquisition	612,500	—
Virginia Community Bankshares, Inc. Acquisition	16,608,278	—
	$19,914,942	$2,694,164

Information concerning amortizable intangibles included in other assets on the balance sheet is as follows:

Amortizable Intangibles	2019	2018

Customer-Based Intangible – MoneyWise Payroll	$541,272	$738,098
Customer Based Intangible – Hammond Insurance	374,986	—
Customer Based Intangible – LenderSelect	720,489	—
Core Deposit Intangible – River Community Bank	211,036	437,954
Core Deposit Intangible – Virginia Community Bank	1,690,000	—
Other	180,536	136,863
	$3,718,319	$1,312,915

The estimated amortization expense for the next five years and thereafter is as follows:

(Dollars in thousands)
2020	$869,635
2021	716,913
2022	564,949
2023	379,624
2024	341,916
Thereafter	845,282
Total	$3,718,319

Note 8. Deposits

The aggregate amounts of certificates of deposit, with a minimum denomination of $250,000, were $82.8 million and $39.1 million at December 31, 2019 and 2018, respectively.

Time deposits include brokered deposits purchased through the Certificate of Deposit Account Registry Service (“CDARS”).  The balance of these time deposits was $2.2 million and $1.2 million at December 31, 2019 and 2018, respectively.  As long as the Bank maintains its current rating through CDARS rating service, it may purchase deposits up to 15% of its assets as of the most recent quarter end.  At December 31, 2019, the Bank could have purchased up to approximately $144.2 million in deposits through CDARS.  The decision to utilize this funding depends on the Bank’s liquidity needs and the pricing of CDARS deposits compared to other potential funding sources.

At December 31, 2019, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2020	$114,408
2021	57,115
2022	20,843
2023	27,811
2024	38,851
2025 and beyond	1,927
Total	$260,955

Brokered deposits totaled $30.6 million and $84.4 million at December 31, 2019 and 2018, respectively.  Additionally, deposits obtained through the certificate of deposit listing service, QwickRate, totaled $19.2 million and $10.4 million at December 31, 2019 and 2018, respectively.

Note 9. Other Borrowed Funds

The Bank has a line of credit from the FHLB secured by the Bank’s real estate loan portfolio and certain pledged securities.  The FHLB will lend up to 30% of the Bank’s total assets at the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from FHLB that totaled $124.8 million and $73.1 million at December 31, 2019 and 2018, respectively.  The interest rate on the borrowings range from 1.69% to 2.49% depending on structure and maturity.  The borrowings also required the Bank to own $6.0 million of FHLB stock.  This amount is included with restricted investments on the consolidated balance sheets.

The principal on FHLB borrowings matures as follows:

(Dollars in thousands)	Maturities

2020	$124,800

At December 31, 2019, 1-4 family residential loans with a lendable value of $44.9 million, multi-family residential loans with a lendable value of $9.6 million, commercial real estate loans with a lendable value of $49.2 million, and securities with a lendable value of $58.2 million were pledged against an available line of credit with the FHLB totaling $220.6 million as of December 31, 2019. The Bank has a letter of credit with the FHLB in the amount of $10.0 million for the purpose of collateral against Virginia public deposits.

The Company has unsecured lines of credit with correspondent banks totaling $24.0 million at December 31, 2019 and $19.0 million at December 31, 2018, available for overnight borrowing. At December 31, 2019 and 2018, none of these lines of credit with correspondent banks was drawn upon.

Note 10. Subordinated Debt

The Company entered into a Subordinated Note Purchase Agreement with 14 institutional accredited investors under which the Company issued an aggregate of $10.0 million of subordinated notes (the “Notes”) to the institutional accredited investors on November 20, 2015.  The Notes have a maturity date of December 1, 2025.  The Notes bear interest, payable on the 1st of June and December of each year, commencing June 1, 2016, at a fixed rate of 6.75% per year for the first five years, and thereafter will bear a floating interest rate of LIBOR plus 512.8 basis points.  The Notes are not convertible into common stock or preferred stock and are not callable by the holders.  The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any interest payment date on or after December 1, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption.  If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable.  The Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness.  The Notes qualify as Tier 2 capital for regulatory reporting.

The Company incurred issuance costs totaling $339 thousand as part of the transaction.  These costs are being amortized over the life of the Notes.  The following table summarizes the balance of the Notes and related issuance costs at December 31, 2019 and 2018:

	2019	2018
(Dollars in thousands)
Subordinated debt	$10,000	$10,000
Unamortized issuance costs	(200)	(233)
Subordinated debt, net	$9,800	$9,767

Note 11. Derivative Financial Instruments and Hedging Activities

The Company enters into interest rate swap agreements (‘‘swap agreements’’) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with a highly rated third-party financial institution. This back-to-back swap agreement is a free-standing derivative and is recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of December 31, 2019.  There were no such agreements outstanding as of December 31, 2018.

	December 31, 2019
	Notional Amount	Fair Value
(Dollars in thousands)
Interest Rate Swap Agreement
Receive Fixed/Pay Variable Swaps	$2,145	$185
Pay Fixed/Receive Variable Swaps	2,145	(185)

The Company entered into three cash flow hedges as defined by ASC 815-20 during 2019.  The objective of this interest rate swap was to hedge the risk of variability in its cash flows attributable to changes in the 3-month LIBOR benchmark rate component of forecasted 3-month fixed rate funding advances from the FHLB.  The hedging objective was to reduce the interest rate risk associated with the Company’s fixed rate advances from the designation date and going through the maturity date.  The identified hedge layers are summarized as follows, (in thousands):

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$15,000	$15,000	July 1, 2019	July 1, 2022
$25,000	$25,000	August 2, 2019	February 2, 2023
$10,000	$10,000	August 29, 2019	August 29, 2023

Each layer has a variable receive leg of 3-month LIBOR and a fixed pay leg of 1.80%.  The Company has the intent and ability to fund the three-month rate advances during the term of these cash flow hedges.   The Company had cash collateral with the counterparty of $880 thousand as of December 31, 2019.

The Bank also participates in a “mandatory” delivery program for its government guaranteed and conventional mortgage loans held for sale.  Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a to be announced mortgage-backed security bearing similar attributes.  Under the mandatory delivery program, the Bank commits to deliver loans to an investor at an agreed upon price prior to the close of such loans.  This differs from a “best efforts” delivery, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked.

Note 12. Employee Benefit Plans

The Company has a 401(k) Profit Sharing Plan that covers eligible employees.  Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Bank matches 100 percent of an employee’s contribution up to 5% of his or her salary following one year of continuous service and the benefits vest immediately. The Company’s Board of Directors may make additional contributions at its discretion.  Employees become eligible to participate in the discretionary contributions after one year of continuous service and the benefits vest over a five-year period.  For the years ended December 31, 2019 and 2018, total expenses attributable to this plan were $700,221 and $364,653, respectively.

In 2013, the Company established an ESOP that covers eligible employees.  Benefits in the plan vest over a five-year period.  Contributions to the plan are made at the discretion of the Board of Directors and may include both the matching component to employees’ elective deferrals into the 401(k) plan and discretionary profit contributions. The plan held 79,800 total shares of Company common stock at December 31, 2019 and December 31, 2018.  All shares issued to and held by the plan are considered outstanding in the computation of EPS. The plan or the Company is required to purchase shares from separated employees at a price determined by a third-party appraisal.

Note 13. Stock-Based Compensation

The Company has granted restricted stock awards to employees under the Company’s Equity Incentive Plan.  The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the vesting period.  Non-cash compensation expense recognized in the Consolidated Statements of Income related to restricted stock awards, net of estimated forfeitures, was $231 thousand and $129 thousand for the years ended December 31, 2019 and 2018, respectively.   The fair value of restricted stock awards at December 31, 2019 and 2018 was $1.3 million and $933 thousand, respectively.

Note 14. Fair Value

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

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

The following tables present the balances of financial assets measured at fair value on a recurring basis:

	December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available for sale securities
U.S. Treasury and agencies	$2,449	$—	$2,449	$—
Mortgage backed securities	95,485	—	95,485	—
Corporate bonds	10,637	—	10,637	—
Total securities available for sale	$108,571	$—	$108,571	$—

	December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available for sale securities
State and municipal	$1,003	$—	$1,003	$—
U.S. Treasury and agencies	3,167	—	3,167	—
Mortgage backed securities	28,370	—	28,370	—
Corporate bonds	5,507	—	5,507	—
Total securities available for sale	$38,047	$—	$38,047	$—

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

Other Real Estate Owned

Certain assets such as OREO are measured at fair value less cost to sell. Valuation of OREO is determined using current appraisals from independent parties, a level two input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The Company markets OREO both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following table summarizes the Company’s OREO that were measured at fair value on a nonrecurring basis during the period.

December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Other real estate owned	$—	$—	$—	$—

	December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Other real estate owned	$134	$—	$—	$134

	Fair Value At December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range
Other real estate owned	$—	Discounted appraised value	Discounted for selling costs	N/A

	Fair Value At December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range
Other real estate owned	$134	Discounted appraised value	Discounted for selling costs	15%-35%

Note 15. Disclosures About Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
(Dollars in thousands)
Financial Assets
Cash and short-term investments	$60,026	$60,026	$-	$-	$60,026
Federal funds sold	480	480	-	-	480
Investment securities	128,897	-	129,359	-	129,359
Loans held for sale	55,646	-	55,646	-	55,646
Net loans held for investment	642,262	-	-	643,878	643,878
Accrued interest receivable	2,590	-	2,590	-	2,590
Bank-owned life insurance	14,734	-	14,734	-	14,734

Financial Liabilities
Deposits	722,030	-	542,805	168,736	711,541
Other borrowed funds	124,800	-	124,971	-	124,971
Subordinated debt, net	9,800	-	-	9,874	9,874
Accrued interest payable	706	-	706	-	706

		Fair Value Measurements at December 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
(Dollars in thousands)
Financial Assets
Cash and short-term investments	$15,026	$15,026	$-	$-	$15,026
Federal funds sold	546	546	-	-	546
Investment securities	58,750	-	58,688	-	58,688
Loans held for sale	29,233	-	29,233	-	29,233
Net loans held for investment	411,288	-	-	404,888	404,888
Accrued interest receivable	1,769	-	1,769	-	1,769
Bank-owned life insurance	8,455	-	8,455	-	8,455

Financial Liabilities
Deposits	415,027	-	323,280	81,070	404,350
Other borrowed funds	73,100	-	73,113	-	73,113
Subordinated debt, net	9,766	-	-	9,766	9,766
Accrued interest payable	395	-	395	-	395

Note 16. Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

Interest income, loan fees, realized securities gains and losses, bank owned life insurance income, SBIC income, and mortgage banking revenue are not in the scope of ASC Topic 606.  All of the Company’s revenue from contracts with customers in the scope of ASC Topic 606 is recognized within noninterest income in the consolidated statements of income.  Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less.

A description of the Company’s significant sources of revenue accounted for under ASC Topic 606 is as follows:

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

Payroll processing income is comprised of fees charged to customers for payroll services through MoneyWise Payroll Solutions, Inc., of which the Bank owns a controlling interest.

The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Service fees on deposit accounts	$651	$635
Bank card revenue	572	514
Payroll processing income	980	1,015
Revenue from contracts with customers	2,203	2,164
Non-interest income within scope of other ASC topics	16,593	7,959
Total noninterest income	$18,796	$10,123

Contract Balances  A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company's noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and 2018, the Company did not have any significant contract balances.

Contract Acquisition Costs In connection with the adoption of ASC Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the years ended December 31, 2019 or 2018.

Note 17. Leases

On January 1, 2019, the Company adopted ASU 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $7.0 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2019
Lease liabilities	$6,742
Right-of-use assets, net	$6,620
Weighted average remaining lease term	6.04 years
Weighted average discount rate	2.75%

	Year Ended December 31,
Lease Cost (in thousands)	2019	2018

Operating lease cost	$1,523	$817
Total lease cost	$1,523	$817

Cash paid for amounts included in the measurement
of lease liabilities	$1,441	$817

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of December 31, 2019
Three months ending December 31, 2020	$1,395
Twelve months ending December 31, 2021	1,327
Twelve months ending December 31, 2022	1,114
Twelve months ending December 31, 2023	991
Twelve months ending December 31, 2024	655
Twelve months ending December 31, 2025	492
Thereafter	1,603
Total undiscounted cash flows	7,577
Discount	(835)
Lease liabilities	$6,742

Note 18. Minimum Regulatory Capital Requirements

In August 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (the "Statement"), in compliance with the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 ("EGRRCPA"). The Statement, among other things, exempts bank holding companies that have below a specified asset threshold from the consolidated regulatory capital requirements. The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the Statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company qualifies as of August 2018 as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. As a part of the new requirements, the Common Equity Tier 1 Capital ratio is calculated and utilized in the assessment of capital for all institutions. The Company has made an election to not have the net unrealized gain or loss on available-for-sale securities included in computing regulatory capital. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.625% for 2016 to 2.50% by 2019. The capital conservation buffer for 2019 and beyond is 2.50%. Management believes as of December 31, 2019 and 2018, the Bank meets all capital adequacy requirement to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2019 and 2018, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Company. Pursuant to the EGRRCPA, regulators have provided for an optional, simplified measure of capital adequacy, the community bank leverage ratio ("CBLR") framework, for qualifying community bank organizations. Banks that qualify may opt in to the CBLR framework beginning January 1, 2020 or any time thereafter. The CBLR framework eliminates the four required capital ratios disclosed below and requires the disclosure of a single leverage ratio, with a minimum requirement of 9%.

In response to the novel coronavirus (“COVID-19”) pandemic, President Trump signed into law Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020.  Among other things, the CARES Act directs federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal banking agencies issued two interim final rules implementing this directive.  One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9%

thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  The Company is evaluating whether to opt in to the CBLR framework.

The Bank continues to be subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank as of December 31, 2019 and 2018 are shown in the following table:

Actual			For Capital Adequacy Purposes (1)		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount $000s	Ratio	Amount $000s	Ratio	Amount $000s	Ratio
As of December 31, 2019
Total risk based capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$79,911	11.82%	$71,007	10.50%	$67,626	10.00%
Tier I capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$75,339	11.14%	$57,482	8.50%	$54,101	8.00%
Common equity tier 1 capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$75,339	11.14%	$47,338	7.00%	$43,957	6.50%
Tier I capital
(To average assets)
Blue Ridge Bank, N.A.	$75,339	8.00%	$61,216	6.50%	$47,090	5.00%
	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount $000s	Ratio	Amount $000s	Ratio	Amount $000s	Ratio
As of December 31, 2018
Total risk based capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$48,811	12.11%	$39,790	9.875%	$40,294	10.00%
Tier I capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$45,231	11.23%	$31,731	7.875%	$32,235	8.00%
Common equity tier 1 capital
(To risk rated assets)
Blue Ridge Bank, N.A.	$45,231	11.23%	$25,687	6.375%	$26,191	6.50%
Tier I capital
(To average assets)
Blue Ridge Bank, N.A.	$45,231	8.89%	$20,342	4.000%	$25,428	5.00%

(1)

Except with regard to the Bank’s Tier 1 to average assets ratio, the minimum capital requirement includes the phased-in portion of the Basel III Capital Rules capital conservation buffer as of the applicable date.

Dividend Restrictions—The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies. As of December 31, 2019, $13.6 million of retained earnings is available to pay dividends.

Note 19. Related Party Transactions

During the years ended December 31, 2019 and 2018, officers, directors, and principal shareholders and their related interests were customers of and had transactions with the Bank. These transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features. Loan transactions to such related parties are shown in the following schedule:

(Dollars in thousands)	2019	2018

Total loans, beginning of year	$9,608	$11,811
Advances	7,916	4,180
Curtailments	(3,356)	(6,383)
Total loans, end of year	$14,168	$9,608

The Bank held related party deposits of approximately $9.5 million and $5.5 million at December 31, 2019 and 2018, respectively.

Note 20. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
(Dollars in thousands)	2019	2018
Net income	$4,604	$4,573
Net income attributable to noncontrolling interest	(24)	(13)
Net income available to common shareholders	$4,580	$4,560

Weighted average common shares	4,147	2,779
Effect of dilutive securities	—	—
Diluted average common shares	4,147	2,779

Earnings per common share	$1.10	$1.64
Diluted earnings per common share	$1.10	$1.64

Note 21. Income Taxes

A reconciliation between the amount of total income taxes and the amount computed by multiplying income by the applicable federal income tax rates is as follows:

	2019	2018
Income taxes computed at the applicable federal income tax rate	$1,088	$1,201
Tax exempt municipal income	(74)	(89)
Income from life insurance	(196)	(42)
Nondeductible merger expenses	188	—
Nondeductible core deposit intangible amortization	—	65
Other, net	(33)	12
Income Tax Expense	$973	$1,147

The current and deferred components of income tax expense are as follows:

	2019	2018
Current tax expense	$1,058	$(1,156)
Deferred tax benefit	(85)	(9)
Income Tax Expense	$973	$1,147

Deferred tax assets have been provided for temporary differences related to the allowance for loan losses, recognition of loan fee income, adjustments related to the acquisition of VCB, and deferred compensation agreements.  Deferred tax liabilities have been provided for temporary differences related to depreciation, unrealized securities gains, prepaid expenses, and adjustments related to the acquisition of VCB.

The net deferred tax asset was made up of the following:

	2019	2018
Deferred tax assets	$1,637	$939
Deferred tax liabilities	(2,389)	(434)
Net Deferred Tax (Liability) Asset	$(752)	$505

This amount has been included as part of other liabilities on the balance sheet as of December 31, 2019 and other assets on the balance sheet as of December 31, 2018.

The federal and Virginia income tax returns of the Company for 2016 to 2019 are subject to examination by the Internal Revenue Service and the Virginia Department of Taxation.

Note 22. Business Segments

The Company utilizes its subsidiaries and divisions to provide multiple business segments including retail banking, mortgage banking, and payroll processing services.  Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts.  Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income and interest earned on mortgage loans held for sale.  Revenues from payroll processing services consist of fees charged to customers for payroll services.

Twelve Months Ended December 31, 2019
(Dollars in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$29,640	$1,243	$—	$5	$—	$30,888
Service charges on deposit accounts	651	—	—	—	—	651
Mortgage banking income, net	—	14,433	—	—	—	14,433
Payroll processing revenue	—	—	980	—	—	980
Other operating income	2,649	—	—	110	(28)	2,731
Total income	32,940	15,676	980	115	(28)	49,683
Expenses:
Interest expense	8,132	679	—	709	—	9,520
Provision for loan losses	1,742	—	—	—	—	1,742
Salary and benefits	13,518	5,438	372	—	—	19,328
Other operating expenses	2,558	8,959	457	1,570	(28)	13,516
Total expense	25,950	15,076	829	2,279	(28)	44,106
Income (loss) before income taxes	6,990	600	151	(2,164)	—	5,577
Income tax expense	1,153	162	30	(372)	—	973
Net income (loss)	$5,837	$438	$121	$(1,792)	$—	$4,604
Net (income) loss attributable to noncontrolling interest	$—	$—	$(24)	$—	$—	$(24)
Net income (loss) attributable to Blue Ridge Bankshares	$5,837	$438	$97	$(1,792)	$—	$4,580

Twelve Months Ended December 31, 2018
(Dollars in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$21,909	$521	$—	$7	$—	$22,437
Service charges on deposit accounts	635	—	—	—	—	635
Mortgage banking income, net	—	7,265	—	—	—	7,265
Payroll processing revenue	—	—	1,015	—	—	1,015
Other operating income	1,233	—	—	4	(28)	1,209
Total income	23,777	7,786	1,015	11	(28)	32,561
Expenses:
Interest expense	4,441	—	—	710	—	5,151
Provision for loan losses	1,225	—	—	—	—	1,225
Salary and benefits	6,153	5,284	406	—	—	11,843
Other operating expenses	5,868	1,983	528	271	(28)	8,622
Total expense	17,687	7,267	934	981	(28)	26,841
Income (loss) before income taxes	6,090	519	81	(970)	—	5,720
Income tax expense	1,222	115	14	(204)	—	1,147
Net income (loss)	$4,868	$404	$67	$(766)	$—	$4,573
Net (income) loss attributable to noncontrolling interest	$—	$—	$(13)	$—	$—	$(13)
Net income (loss) attributable to Blue Ridge Bankshares	$4,868	$404	$54	$(766)	$—	$4,560

Note 23.  Supplemental Cash Flow Information

	For the years ended December 31,
(Dollars in thousands)	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$9,090	$4,985
Income taxes	1,020	1,350
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	1,767	(275)
Initial right of use asset – operating leases	7,763	—
Initial lease liability – operating leases	6,742	—
Assets acquired in acquisition	246,808	—
Liabilities assumed in acquisition	219,368	—

Note 24. Parent Company Only Financial Statements

The Blue Ridge Bankshares, Inc. (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF FINANCIAL CONDITION

December 31, 2019 and 2018

(in thousands)

Assets	2019	2018
Cash and cash equivalents	$934	$27
Investment in subsidiary	100,330	48,688
Other investments	911	670
Income tax receivable	306	—
Other assets	30	58
Total Assets	$102,511	$49,443

Liabilities
Accrued expenses	$374	$56
Subordinated debt, net of issuance costs	9,800	9,767
Total Liabilities	10,174	9,823

Stockholders’ Equity	$92,337	$39,620
Total Liabilities and Equity	$102,511	$49,443

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

For the Years ended December 31, 2019 and 2018

(in thousands)

Income	2019	2018
Dividends from subsidiary	$—	$1,990
Interest income	5	7
Gains on securities	110	4
Total Income	$115	$2,001

Expenses
Interest on subordinated notes	$709	$710
Professional fees	294	197
Merger expenses	1,250	—
Other operating expenses	27	74
Total expenses	$2,280	$981

Net income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	$(2,165)	$1,020
Income tax benefit	$(372)	$(204)
Equity in undistributed earnings of subsidiary	$6,397	$3,349
Net income	$4,604	$4,573

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2019 and 2018

(in thousands)

Cash flows From Operating Activities	2019	2018
Net income	$4,604	$4,573
Equity in undistributed earnings of subsidiary	(6,397)	(3,349)
Deferred income tax (benefit) expense	(19)	7
Amortization of subordinated debt issuance costs	33	34
Realized gains on securities sales	110	(4)
Release of unearned ESOP shares	—	199
Change in other assets and liabilities	(206)	(53)
Net cash (used in) provided by operating activities	(1,875)	1,407
Cash flows From Investing Activities
Purchases of securities available-for-sale	(161)	(25)
Proceeds from sales of securities available for sale	66	113
Cash contributed to banking subsidiary	(17,000)	—
Net cash (used in) provided by investing activities	(17,095)	88
Cash flows From Financing Activities
Common stock issuance	22,350	128
Dividends paid in cash	(2,473)	(1,501)
Repayment of contingent ESOP liability	—	(151)
Net cash provided by financing activities	19,877	(1,524)
Net increase (decrease) in cash and cash equivalents	907	(29)
Cash and cash equivalents, beginning of year	27	56
Cash and cash equivalents, end of year	$934	$27

Note 25. Legal Matters

On August 12, 2019, a former employee of VCB and participant in its Employee Stock Ownership Plan (the “ESOP”) filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:19-cv-00045-GEC). The complaint alleges, among other things, that the defendants breached their fiduciary duties to ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of the Company’s acquisition of VCB.  The outcome of this litigation is uncertain, and the plaintiff and other individuals may file additional lawsuits related to the ESOP.  The defense, settlement, or adverse outcome of any such lawsuit or claim could have a material adverse financial impact on the Company.

Note 26. Subsequent Events

In response to the public health crisis arising from the COVID-19 pandemic, the Company is continuing to closely monitor the impact the outbreak is having on its customers.  The Company’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. Since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The resulting impacts on consumers, including the sudden increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services the Company offers, as well as the creditworthiness of potential and current borrowers.  Borrower loan defaults that adversely affect the Company’s earnings correlate with deteriorating economic conditions, which, in turn, may impact borrowers’ creditworthiness and the Bank’s ability to make loans.

The use of quarantines and social distancing methods to curtail the spread of COVID-19 – whether mandated by governmental authorities or recommended as a public health practice – may adversely affect the Company’s operations as key personnel, employees and customers avoid physical interaction.  In response to the COVID-19 pandemic, the Bank has been directing branch customers to use drive-thru windows and online banking services, and many employees are telecommuting.  It is not yet known what impact these operational changes may have on the Company’s financial performance.  The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for the Company’s business.

As a result, if COVID-19 continues to spread or the response to contain the COVID-19 pandemic is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, and results of operations.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31,

2019 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Management has not evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item will be included in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics and Conflict of Interest Policy that applies to directors, executive officers and employees of the Company and the Bank. A copy of the code is filed as Exhibit 14.1 to this report and may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2019, relating to the Company’s stock-based compensation plans, pursuant to which awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, and performance compensation awards in the form of common stock from time to time.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	—		—	—
Equity compensation plans not approved by shareholders	—		$—	329,250
Total		$

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization, dated as of May 13, 2019, between Blue Ridge Bankshares, Inc. and Virginia Community Bankshares, Inc. (incorporated by reference to Exhibit 2.1 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

3.1

Articles of Incorporation of Blue Ridge Bankshares, Inc., as amended through August 16, 2011 (incorporated by reference to Exhibit 2.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

3.2

Articles of Amendment of Blue Ridge Bankshares, Inc., dated June 27, 2018 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

3.3	Bylaws of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.3 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).
4.1	Specimen Common Stock Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).
4.2	Form of 6.75% Fixed to Floating Rate Subordinated Note due 2025 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).
4.3	Description of Blue Ridge Bankshares, Inc.’s Securities.
10.1

Employment Agreement, dated November 1, 2011, between Blue Ridge Bank and Brian K. Plum (incorporated by reference to Exhibit 6.3 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

Exhibit Number	Description
10.2

Change in Control Agreement, dated January 1, 2011, between Blue Ridge Bank and Brian K. Plum (incorporated by reference to Exhibit 6.4 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.3

Offer Letter with Amanda G. Story, dated February 1, 2014 (incorporated by reference to Exhibit 10.3 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.4

Employment Agreement, dated as of May 13, 2019 and effective December 15, 2019, by and between Blue Ridge Bankshares, Inc. and A. Preston Moore, Jr. (incorporated by reference to Exhibit 10.9 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

10.5

Employment Agreement, dated as of May 13, 2019 and effective December 15, 2019, by and between Blue Ridge Bankshares, Inc. and Thomas M. Crowder (incorporated by reference to Exhibit 10.10 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

10.6

Blue Ridge Bankshares, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.7

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.8

Description of Annual Cash Incentive Program (incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.9

Form of Stock Purchase Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated December 31, 2014 and March 17, 2015 (incorporated by reference to Exhibit 6.9 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.10

Form of Registration Rights Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated December 31, 2014 and March 17, 2015 (incorporated by reference to Exhibit 6.10 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.11

Form of Subordinated Note Purchase Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated November 20, 2015 (incorporated by reference to Exhibit 6.11 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

14.1	Code of Ethics and Conflict of Interest Policy.
21.1	Subsidiaries of Blue Ridge Bankshares, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: April 14, 2020	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Plum	President, Chief Executive Officer and	April 14, 2020
Brian K. Plum	Director (Principal Executive Officer)

/s/ Amanda G. Story	Chief Financial Officer (Principal	April 14, 2020
Amanda G. Story	Financial and Accounting Officer)

/s/ Larry Dees	Chairman of the Board	April 14, 2020
Larry Dees

/s/ Hunter H. Bost	Director	April 14, 2020
Hunter H. Bost

/s/ Robert B. Burger Jr.	Director	April 14, 2020
Robert B. Burger Jr.

/s/ Elise Peters Carey	Director	April 14, 2020
Elise Peters Carey

/s/ Mensel D. Dean Jr.	Director	April 14, 2020
Mensel D. Dean Jr.

/s/ Kenneth E. Flynt	Director	April 14, 2020
Kenneth E. Flynt

/s/ James E. Gander II	Director	April 14, 2020
James E. Gander II

/s/ John H.H. Graves	Director	April 14, 2020
John H.H. Graves

/s/ Andrew C. Holzwarth	Director	April 14, 2020
Andrew C. Holzwarth

/s/ Robert S. Janney	Director	April 14, 2020
Robert S. Janney

/s/ Gary R. Shook	Director	April 14, 2020
Gary R. Shook

/s/ Mark W. Sisk	Director	April 14, 2020
Mark W. Sisk

/s/ William W. Stokes	Director	April 14, 2020
William W. Stokes	William W. Stokes	William W. Stokes

/s/ A. Pierce Stone	Director	April 14, 2020
A. Pierce Stone

/s/ Malcolm R. Sullivan Jr.	Director	April 14, 2020
Malcolm R. Sullivan Jr.

/s/ Donald R. Vaughan	Director	April 14, 2020
Donald R. Vaughan

/s/ Carolyn J. Woodruff	Director	April 14, 2020
Carolyn J. Woodruff