Form 10-K/A
period 2019-12-31
BLUE RIDGE BANKSHARES, INC.
filed 2020-04-29
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2019, based on the closing sale price of the registrant’s common stock on June 30, 2019, was approximately $66,921,000.

The registrant had 5,660,985 shares of common stock, no par value per share, outstanding as of April 14, 2020.

EXPLANATORY NOTE

Blue Ridge Bankshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (together with the Form 10-K/A, the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted in reliance on General Instruction G(3) to Form 10-K. Accordingly, the Company hereby amends and replaces in its entirety Part III of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. New certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including a new certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and the Company has not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the Form 10-K.

PART III

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

General. The business and affairs of the Company are managed under the direction of the Company’s Board of Directors (the “Board”) in accordance with the Virginia Stock Corporation Act and the Company’s articles of incorporation and bylaws. Members of the Company’s Board are kept informed of the Company’s business through discussions with the Chairman of the Board, the President and Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Company’s Board and its committees.

The following biographical information discloses each director’s age and business experience, including the specific skills or attributes that qualify each director for service on the Company’s Board, and the year that each individual was first elected to the Company’s Board.

Class I Directors (Term Expiring 2021)

Hunter H. Bost, 53, has served as a director of the Company since 2016. He is a private investor and real estate developer based in Durham, North Carolina. Previously, Mr. Bost served on the boards of directors of River Bancorp, Inc. (“River”) and its subsidiaries, River Community Bank and 1st Medallion Mortgage Corporation, prior to River’s merger with the Company in 2016. He also served as Chairman of River. Mr. Bost spent over 10 years in New York at Electra Partners, Merrill Lynch, and Price Waterhouse (now PwC). He has served on several non-profit boards, including Hábitat Para La Humanidad Guatemala, Teachers2Teachers Global, and both the Board of Visitors and the International Studies Advisory Board at the University of North Carolina at Chapel Hill. Mr. Bost was a Morehead Scholar at the University of North Carolina at Chapel Hill, where he received a Bachelor of Arts in Economics and a Master of Accounting. Additionally, he has a Master of Business Administration from the MIT Sloan School of Management and a Master of Public Administration from Harvard University’s Kennedy School of Government.

Mensel D. Dean, Jr., 74, has served as a director of the Company since 2013. He is a former partner at the accounting firm PBMares, LLP and has over 50 years of public accounting experience, consulting clients in numerous industries. Mr. Dean is an U.S. Army veteran with service during the Vietnam War. He is a graduate of Bridgewater College with a Bachelor of Science in Business Administration with a concentration in Accounting, and has served on the Board of Trustees since 2007. Mr. Dean is a Certified Public Accountant licensed in the Commonwealth of Virginia.

Larry Dees, 72, has served as a director of the Company since 1992 and as Chairman of the Company’s Board since 2010. In 2013, he retired from a solo accounting and tax practice in Luray, Virginia that he operated for 28 years. He was previously at Draffin & Tucker, LLP, a full-service accounting firm based in Albany, Georgia. Mr. Dees is a U.S. Army veteran with service during the Vietnam War. He is a graduate of the University of Georgia with a Bachelor of Business Administration in Accounting and a Master of Accountancy. Mr. Dees is a Certified Public Accountant licensed in the Commonwealth of Virginia.

James E. Gander, II, 62, has served as a director of the Company since 1994. He is a beef cattle and crop farmer operating on a farm in Page County, Virginia continuously owned and operated by his family since 1754. He is a graduate of James Madison University with a Bachelor of Arts in English.

Robert S. Janney, 71, has served as a director and General Counsel of the Company since 2000. He has been engaged in the general practice of law at the firm of Janney & Janney, PLC in Luray, Virginia since 1974. Mr. Janney has served on the counsel of the Virginia State Bar and as Chairman of the General Practices Session of the Virginia State Bar. He is a graduate with high honors from the University of Virginia College of Arts and Sciences with a major in Government as well as a graduate of the University of Virginia School of Law.

A. Pierce Stone, 79, joined the board of the Company following its acquisition of Virginia Community Bankshares, Inc. (“VCB”) in December 2019. He will stand for election at the Company’s 2020 Annual Meeting of Shareholders for a one-year term. Mr. Stone previously served as VCB’s President, Chief Executive Officer and Chairman of the Board for forty years before his retirement in 2016. During Mr. Stone’s career, he was a founding director of the Virginia Bankers Bank, a former director of the Virginia Bankers Association, a former director and past president of Virginia Association of Community Banks and a former director and past president of the Independent Community Bankers of America. Mr. Stone holds a Bachelor of Science degree from the University of South Carolina.

Carolyn J. Woodruff, 64, has served as a director of the Company since 2019. She is the President of Woodruff Family Law Group in Greensboro, North Carolina. She is a Certified Public Accountant licensed in the state of North Carolina. She has been a trailblazer in the area of business valuation and is a frequent writer and lecturer on business valuation and federal taxation. She is an instrument-rated multi-engine airplane pilot. Ms. Woodruff graduated from Duke University School of Law with High Honors where she served as Research and Managing Editor of the Duke Law Review.

Class II Directors (Term Expiring 2022)

Robert B. Burger, Jr., 70, has served as a director of the Company since 2017. Previously, he was a director of River Community Bank prior to River’s merger with the Company in 2016. He is a fifth-generation funeral director, who retired after 45 years of service. Mr. Burger was appointed to the Virginia Board of Funeral Directors and Embalmers by Governor Mark Warner in 2004 and served a second term having been appointed by Governor Tim Kaine in 2008. He was a past President of the Longwood University Foundation Board, a past President and life member of the Farmville Jaycees and the Collinsville Jaycees and is a life member of the Virginia Jaycees. He formerly served as President of the Bassett Volunteer Fire Department and the Bassett Kiwanis Club. He formerly served as a board member of the New College Institute, Martinsville, Virginia, having been appointed by Governor Terry McAuliffe in 2016. Mr. Burger is a graduate of Campbell University with a Bachelor of Business Administration and graduated from John Tyler Community College with an Associate degree in Mortuary Science.

Elise Peters Carey, 34, has served as a director of the Company since 2019. She is the current President of Bethany Medical Center, the largest independent provider of medical services in the Triad of North Carolina. She is also President of Peters Holdings and Peters Development. She is the Director of the Lenny Peters Foundation, a non-profit organization that supports the Triad and communities around the world. Previously she held various strategic planning and finance positions at American Express and Capital One Bank. Mrs. Carey began her career consulting financial institutions on market data, treasury services, and capital management. She holds a Master of Business Administration and a Bachelor of Science in Economics from the Wharton School and the University of Pennsylvania.

Kenneth E. Flynt, 71, has served as a director of the Company since 2016. He is a former President and Chief Executive Officer of 1st Medallion Mortgage Corporation, having retired in 2008. Mr. Flynt presently serves as Associate Dean of the College of Business at Western Carolina University (“WCU”). He is also Chairman of the Haywood County Chamber of Commerce, Chairman of the Pinnacle Enterprise Fund, and Vice Chairman of the Economic Development Committee of Haywood County. He is past Finance Committee chairman of Main Street United Methodist Church in Kernersville, North Carolina, past regional president of the Board of Advisors of the WCU College of Business and a past chairman of the Kernersville Chamber of Commerce. Mr. Flynt was a founder and Chief Executive Officer of several financial institutions for a total of 20 years. He holds a Bachelor of Science in Economics and Finance (magna cum laude) from WCU and a Master of Economics from North Carolina State University.

Brian K. Plum, 40, has served as a director of the Company since 2014 and as President and Chief Executive Officer of the Company and Blue Ridge Bank, National Association (the “Bank”) since December 2014. Mr. Plum previously held the positions with the Company and the Bank of Executive Vice President from 2010 to 2014, Chief Financial Officer from 2007 to 2014 and Chief Administrative Officer in 2014. Before joining the Company in 2007, he served in several positions with the accounting firm PBMares, LLP in Harrisonburg, Virginia. Mr. Plum is a graduate of Eastern Mennonite University with a Bachelor of Science in Accounting and Economics, of James Madison University with Master of Science in Accounting, and of the Darden School of Business at the University of Virginia with a Master of Business Administration. Mr. Plum is a Certified Public Accountant licensed in the Commonwealth of Virginia.

Gary R. Shook, 59, has served as a director of the Company since 2019 and as Chief Operating Officer of the Company since April 2018. Mr. Shook has been the President and Chief Banking Officer of the Bank since April 2018. He previously served as a director of Access National Bank and Access National Corporation (“Access”), President of the Middleburg Bank Division, Chairman and Chief Executive Officer of Middleburg Investment Group, and Chairman of Middleburg Trust Company from April 2017 to April 2018. From May 2010 until Middleburg Financial Corporation (“Middleburg”) merged with Access in April 2017, Mr. Shook served as President and Chief Executive Officer and as a director of Middleburg. Prior to joining Middleburg, he was Senior Vice President of Fauquier Bankshares, Inc. Mr. Shook has served as a director of the Loudoun County Chamber of Commerce, Vice Chairman of the Fauquier Chamber of Commerce, Chairman of the Bluemont Concert Series, President of the Rotary Club of Warrenton and Senior Warden and Vestryman of St. James’ Episcopal Church. He serves as a director and is a past Chairman of the Virginia Bankers Association. He is Chairman of the Government Relations Committee of the Virginia Bankers Association and chairs the American Bankers Association’s Voter Education Fund. He is a Trustee and member of the Executive Committee of the Virginia Foundation for Independent Colleges, and a director and Audit Chair of Shrine Mont, The Cathedral Shrine of the Transfiguration and Conference Center. Mr. Shook currently serves as President of the Charlottesville chapter of CAV Angels, an association of University of Virginia alumni interested in early cycle investments. Mr. Shook holds a Bachelor of Arts degree from the University of Virginia.

Mark W. Sisk, 59, joined the board of the Company following its acquisition of VCB in December 2019. He will stand for election at the Company’s 2020 Annual Meeting of Shareholders for a two-year term. Since 1999, Mr. Sisk has been President and Owner of Curtis Brokerage Services located in Fredericksburg, Virginia. Curtis Brokerage Services is a brokerage firm for trucking/motor freight transportation. Mr. Sisk holds a business degree from Virginia Commonwealth University and has previously been professionally licensed to sell Series 6 securities, property, casualty and life insurance as well as real estate.

Class III Directors (Term Expiring 2020)

John H.H. Graves, 59, has served as a director of the Company since 2010. Mr. Graves has served as the President, Chief Executive Officer and Chairman of the board of directors of the Luray Caverns Corporation since 2008, after previously serving the company in various leadership roles. Mr. Graves served 26 years in the U.S. Army National Guard, retiring as Lt. Colonel in 2006. He is a graduate of James Madison University with a Bachelor of Fine Arts.

Andrew C. Holzwarth, 48, joined the board of the Company following its acquisition of VCB in December 2019. He will stand for election at the Company’s 2020 Annual Meeting of Shareholders for a three-year term. Mr. Holzwarth has served as President of the Southern Region of Stanley Martin Homes, a Mid-Atlantic residential home builder, since 2013. He was the President and Owner of Piedmont Realty and Construction from 2009 until its acquisition by Stanley Martin Homes in 2013. He holds a bachelor’s degree from Pennsylvania State University and a Master of Business Administration from the University of Virginia, Darden School of Business.

William W. Stokes, 56, has served as a director of the Company since 2012. Mr. Stokes has been the Chief Financial Officer of Bio-Cat, Inc., a high-quality enzyme manufacturer based in the Charlottesville, Virginia area, since 2009. He previously spent over 20 years in commercial banking, including as a Senior Vice President and Area Executive for the Charlottesville market for StellarOne Bank (now Atlantic Union Bank) and its predecessor, Second Bank and Trust. Mr. Stokes is a graduate of North Carolina State University with a Bachelor of Arts in Accounting.

Malcolm R. Sullivan, Jr., 74, has served as a director of the Company since 2007. He is owner and Chairman of Sullivan Mechanical Contractors, Inc., a 73-year-old contracting firm based in Shenandoah, Virginia. He also manages the Sullivan Group, a commercial rental and lease business. Mr. Sullivan has served his local community in various capacities and is currently on the board of the Page County Technical Center Foundation. He has also served as local, state and national President of the American Subcontractors Association and was designated Man of the Year in 1990 by the Engineering News Record. He is a graduate of Elon College with a Bachelor of Fine Arts in English.

Donald R. Vaughan, 67, has served as a director of the Company since 2019. He is a Greensboro, North Carolina attorney with more than 30 years of experience. He served in the North Carolina Senate and as Mayor Pro Tem and City Councilman for the City of Greensboro. He served on the State Banking Commission and the North Carolina Courts Commission. Mr. Vaughan previously served on the local bank boards of Wells Fargo, Wachovia, and SouthTrust. He was the 2018 Citizen Lawyer of the Year as presented by the North Carolina Bar Association. Mr. Vaughan holds a Bachelor of Arts with Highest Honors from the University of North Carolina at Chapel Hill, a Master of Public Administration from American University, and a Juris Doctor from Wake Forest University, where he was a member of the Wake Forest Law Review. He is an adjunct professor at Wake Forest Law School and Elon Law School.

Executive Officers Who Are Not Directors

James W. McCarty, Jr. – Chief Administrative Officer. Mr. McCarty, 50, has been Chief Administrative Officer of the Company and the Bank since January 2020. Prior to joining the Company, Mr. McCarty had served as Executive Vice President and Chief Administrative Officer of Eagle Financial Services, Inc. and Bank of Clarke County since 2008. Mr. McCarty served as Vice President and Chief Financial Officer of Eagle Financial Services, Inc. from 1997 to 2008 and as Senior Vice President and Chief Financial Officer of Bank of Clarke County from 2000 to 2008. He holds a Bachelor of Science from Virginia Tech and a Master of Business Administration from Shenandoah University.

Amanda G. Story – Chief Financial Officer. Ms. Story, 37, has been Chief Financial Officer of the Company and the Bank since February 2014. Ms. Story joined the Company after serving as Senior Accountant with Brown, Edwards & Company, LLP (formerly S.B. Hoover & Company, LLP), an accounting firm in Harrisonburg, Virginia, from 2006 to January 2014. Ms. Story is a graduate of Bridgewater College, receiving a Bachelor of Arts in Business Administration with a concentration in Accounting.

Committees of the Board

The Company’s Board has, among others, a standing Audit and Risk Governance Committee, a Compensation Committee, and a Governance Committee.

Audit and Risk Governance Committee. The current members of the Audit and Risk Governance Committee are Messrs. Dean (Chair), Dees, Burger, and Gander, and Ms. Woodruff. The Board has determined that all members of the Audit and Risk Governance Committee are independent under the rules of the New York Stock Exchange (“NYSE”) and the SEC, and meet the definition of independent directors as set forth in Rule 10A-3 of the Exchange Act. The Board has also determined that all of the members of the Audit and Risk Governance Committee have sufficient knowledge in financial and auditing matters to serve on the Committee and that Messrs. Dean and Dees, and Ms. Woodruff qualify as “audit committee financial experts” as defined by regulations of the SEC.

The Audit and Risk Governance Committee has adopted a charter that provides guidance to the Committee, the entire Board and the Company regarding the Committee’s purposes, goals, responsibilities, functions and its evaluation. The Audit and Risk Governance Committee provides independent and objective oversight of the integrity of the Company’s financial statements, the accounting functions and internal controls of the Company and its subsidiaries and affiliates (as applicable), compliance with legal and regulatory requirements, the Company’s independent registered auditors’ qualifications and independence, and the performance of the Company’s independent registered auditors, and internal audit function. The Audit and Risk Governance Committee and the Board have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent accountants and internal auditors. The Committee also reviews and advises the Board with respect to the Bank’s risk management policies, and tax policies. The Audit and Risk Governance Committee met four times during the year ended December 31, 2019.

Compensation Committee. The current members of the Compensation Committee are Messrs. Sullivan (Chair), Burger, Flynt, Graves, Janney, and Stone. The Board has determined that all members of the Compensation Committee are independent under the rules of the NYSE and the SEC.

The Compensation Committee has adopted a charter that provides guidance to the Committee, the entire Board and the Company regarding the administration of the compensation programs and policies of the Company. The Compensation Committee provides assistance to the Board in fulfilling its responsibility to shareholders, potential shareholders, and the investment community to ensure that the Company’s officers, key executives, and Board members are compensated in accordance with the Company’s total compensation objectives and executive compensation philosophy and strategy. The Committee recommends and approves the compensation policies, strategies, and pay levels necessary to support organizational objectives. The Compensation Committee met four times during the year ended December 31, 2019.

Governance Committee. The current members of the Governance Committee are Messrs. Janney (Chair), Dean, Graves, Sullivan, and Vaughan. The Board has determined that all members of the Governance Committee are independent under the rules of the NYSE and the SEC.

The Governance Committee has adopted a charter that provides guidance to the Committee, the entire Board and the Company regarding the process for identifying and recommending directors to the Board. The Governance Committee provides assistance to the Board in fulfilling its responsibility to shareholders, potential shareholders, regulators, and the investment community to ensure that the Company’s Board practices create a governance environment conducive to value creation and risk management. Among other things, the Governance Committee is responsible for (i) selecting and recommending to the Board nominees for election at the Annual Meeting of Shareholders, (ii) selecting and recommending to the Board nominees to fill Board vacancies, and (iii) reviewing and recommending to the full Board for approval any changes to the Company’s articles of incorporation and bylaws.. The Governance Committee met two times during the year ended December 31, 2019.

In identifying potential nominees, the Governance Committee takes into account such factors as it deems appropriate, including the current composition of the Board to ensure diversity among its members. Diversity includes the range of talents, experiences and skills that would best complement those that are already represented on the Board, the balance of management and independent directors and the need for specialized expertise. The Governance Committee considers candidates for Board membership suggested by its members and by management and the Governance Committee will also consider candidates suggested informally by a shareholder of the Company.

Code of Ethics

The Company has adopted a Code of Ethics and Conflict of Interest Policy that applies to directors, executive officers and employees of the Company and the Bank. A copy of the code is filed as Exhibit 14.1 to this report and may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11: EXECUTIVE COMPENSATION

Principles and Objectives of the Company’s Compensation Program

The Company’s executive compensation program is designed to attract and retain highly skilled and motivated executive officers who will manage the Company in a manner to promote its growth and profitability and advance the interest of its shareholders. Additional objectives of the Company’s executive compensation program include the following:

•	to align executive pay with shareholders’ interests;

•	to recognize individual initiative and achievements; and

•	to deter excessive risk taking.

The Company’s executive compensation program consists of base salaries, cash payments in the form of discretionary annual bonuses, cash payments under an annual cash incentive program, equity compensation in the form of restricted stock awards, and other benefits and perquisites.

How Executive Pay Levels are Determined

The Company’s executive compensation programs are administered by or under the direction of its Compensation Committee. The Compensation Committee makes recommendations to the Company’s Board for all decisions regarding the compensation of the Company’s executive officers, and the Company’s Board either approves, modifies, or rejects these recommendations.

In determining the compensation of its executive officers, the Company’s Compensation Committee evaluates total overall compensation, as well as the mix of salary, cash bonuses, equity compensation, retirement benefits and other benefits, using a number of factors including the following:

•	the Company’s financial, operating, and competitive performance measured by attainment of strategic objectives and operating results on a standalone basis and relative to peer companies;

•

the duties, responsibilities and performance of each executive officer of the Company, including the achievement of identified goals for the year as they pertain to the areas of the Company’s operations for which the executive is personally responsible and accountable;

•	historical cash and other compensation levels; and

•	comparative industry market data to assess compensation competitiveness.

The role of the Company’s Chief Executive Officer in determining executive compensation is limited to input in the performance evaluation of the other “named executive officers” of the Company. The Company’s Chief Executive Officer has no input in the determination of his own compensation. Likewise, the other named executive officers have no role in the determination of their own compensation. The named executive officers of the Company for 2020 are identified in the Summary Compensation Table below.

The Company’s Compensation Committee retains the services of CT Executive Benefits Group (“CTEBG”), an independent compensation consultant without any previous relationship with management or the Company. CTEBG attends a majority of the Company’s Compensation Committee meetings to provide the Compensation Committee and the Board advice on compensation trends and issues. CTEBG also provides an annual compensation study comparing the Company’s compensation practices and amounts to a peer group of similar banks. The compensation study includes executive and board compensation. The Compensation Committee incorporates the advice of CTEBG in all of its decision-making processes and recommendations to the Company’s Board.

Summary Compensation Table

The following table sets forth information regarding the compensation for services rendered by the named executive officers of the Company during the years presented.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Brian K. Plum	2019	$300,000	$41,000	$—	$9,000	$23,403	$373,403
President and CEO	2018	$300,000	$—	$216,000	$22,011	$35,571	$573,582

Gary R. Shook (5)	2019	$260,000	$—	$—	$3,900	$24,045	$287,945
Chief Operating Officer	2018	$184,167	$25,000	$108,000	$35,190	$6,900	$359,257

Amanda G. Story	2019	$125,200	$13,427	$10,750	$6,573	$14,126	$170,079
Chief Financial Officer	2018	$122,700	$—	$18,000	$6,773	$19,099	$166,572

(1)	Consists of discretionary performance bonuses earned in the year indicated and paid in following year.
(2)

The amounts represent the grant date fair value of the awards calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. Awards consist of time-based restricted stock that vest over a period of five years. Assumptions used in the calculation of these amounts are included in Note 13 of the Company’s audited financial statements for the year ended December 31, 2019.

(3)

The amounts represent cash payments under the Company’s annual cash incentive program that provides for awards based on the performance of the Company in five key areas: risk management, asset quality, held-for-investment loan growth, noninterest demand deposit account growth, and net income.

(4)

The amounts represent the Company’s contributions to the employee stock ownership plan, 401(k) plan, and employee health and wellness plans. The amounts also include cash payments to Mr. Plum ($12,814) and Ms. Story ($5,488) in 2018 in connection with the termination of their respective supplemental executive retirement plan agreements with the Company. The cash payments were equivalent to the amounts the Company had accrued for such supplemental executive retirement plan agreements.

(5)	Mr. Shook joined the Company as Chief Operating Officer on April 15, 2018. The 2018 amounts reflect compensation he earned during the remainder of 2018.

Outstanding Equity Awards

The following table provides certain information on the value of restricted stock previously awarded to the Company’s named executive officers as of December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
Brian K. Plum	July 1, 2018	10,800	(2)	$226,260
	July 1, 2017	7,200	(2)	$150,840

Gary R. Shook	July 1, 2018	5,400	(2)	$113,130

Amanda G. Story	July 1, 2019	500	(2)	$10,475
	July 1, 2018	900	(2)	$18,855
	July 1, 2017	1,200	(2)	$25,140

(1)	The market value of unearned shares that have not vested is based on the closing sales price of the Company’s common stock on December 31, 2019 ($20.95 per share).
(2)

The restricted stock awards vest 10% per year on the first, second and third anniversaries of the grant date, 20% on the fourth anniversary of the grant date, and 50% on the fifth anniversary of the grant date, provided that the executive has remained continuously employed with the Company through the applicable vesting date.

Equity Incentive Plan

The Company maintains the Blue Ridge Bankshares, Inc. Equity Incentive Plan, which was designed to attract and retain qualified key personnel, provide employees with a proprietary interest in the Company as an incentive to contribute to its success, and reward employees for outstanding performance and the attainment of goals. It was adopted by the Company’s Board effective April 1, 2017 and will expire on April 1, 2027. The plan provides for the granting of restricted stock awards, incentive and non-qualified stock options, restricted stock units and other stock-based awards to employees and directors. It authorizes the issuance of up to 400,000 shares of the Company’s common stock.

The Company’s Compensation Committee administers the plan, identifies which participants will be granted awards, and determines the terms and conditions applicable to the awards. To date, the Company’s Compensation Committee has only issued shares of restricted stock under the plan. The value of the stock awarded is based on the fair market value of the Company’s common stock at the time of the grant. The Company recognizes compensation expense equal to the value of such awards over the applicable vesting period.

Annual Cash Incentive Program

The Company maintains an annual cash incentive program that provides for awards based on the performance of the Company in five key areas: risk management, asset quality, held-for-investment loan growth, noninterest demand deposit account growth, and net income. Each named executive officer of the Company is eligible to participate in the plan. Each of the foregoing areas has assigned weights for each officer and, on an annual basis, the Company’s Compensation Committee determines the metrics pursuant to which bonuses ultimately will be paid to such officers, with a target award of 15% of base salary. The amounts earned under the plan may be modified, reduced or eliminated in the discretion of the Company’s Compensation Committee based on the Company’s performance and other factors. Minimum targets must be achieved to earn awards with respect to asset quality, held-for-investment loan growth, noninterest demand deposit account growth, and net income, and maximum award amounts are capped for asset quality, held-for-investment loan growth, and net income to mitigate the risk of any actions taken by management that could inflate short-term incentives for personal benefit that do not align with good corporate governance or the long-term financial and operational health of the Company.

Other Benefit Plans

Supplemental Executive Retirement Plan. The Company previously entered into supplemental executive retirement plan agreements with Mr. Plum and Ms. Story. The agreements were terminated in 2017 and the Company made cash payments in 2018 to Mr. Plum ($12,814) and Ms. Story ($5,488) equal to the amounts the Company had accrued for such agreements. Prior to their termination, such agreements provided for retirement benefits payable as a monthly annuity for a 15-year period upon attainment of retirement age.

401(k) Plan. The Company has a contributory 401(k) plan. All salaried employees of the Company are eligible to participate beginning after 12 months of service. Participants can elect to contribute up to 95% of their compensation, provided that the amount contributed does not exceed the maximum amount allowed by law. The Company matches 100% of the first 5% of compensation contributed by each participant. Employees become 100% vested in the Company’s match after six years of service. Distributions to participants are made at death, retirement or other termination of employment. Normal retirement age is considered 65 and early retirement is considered 55 with 10 years of service.

Employee Stock Ownership Plan (“ESOP”). The Company has an ESOP that covers eligible employees. Benefits in the Plan vest over a five-year period. Contributions to the plan are made at the discretion of the Board of Directors and may include both the matching component to employees’ elective deferrals into the 401(k) plan and discretionary profit contributions. The Plan held 79,800 total shares of Company stock at December 31, 2019 and December 31, 2018. All shares issued to and held by the Plan are considered outstanding in the computation of earnings per share. The Plan or the Company is required to purchase shares from separated employees at a price determined by a third-party appraisal.

Employment and Change in Control Agreements

Securing the continued service of key executives is essential to the successful future of the Company. Employment agreements and change in control agreements assist the Company by attracting and retaining key executives. Below is a description of the agreements that the Company has with its named executive officers.

Employment Agreement with Brian K. Plum. Mr. Plum’s employment agreement was entered into on November 1, 2011 and the initial term expired on December 31, 2013. The agreement was renewed for successive two-year periods beginning on January 1, 2014. The agreement will continue to renew for additional two-year periods on January 1st of each even numbered year unless the Company gives notice of nonrenewal at least 12 months prior to the expiration of the then current term. Pursuant to the agreement, Mr. Plum is entitled to receive an annual base salary as determined by the Company’s Board. His current base salary is $300,000. Mr. Plum is entitled to cash bonuses and stock-based awards in such amounts as may be determined by the Company’s Board in accordance with the terms and conditions of the applicable incentive plans in effect from time to time. Pursuant to his agreement, Mr. Plum may only be terminated by the Company with the approval of at least two-thirds of the Company’s Board. If Mr. Plum is terminated without “cause” (as defined in his agreement), he will be entitled to continuation of his base salary and benefits for a period of 12 months following his termination. Mr. Plum is subject to customary non-competition and non-solicitation restrictions for a period of one year after termination of his employment for any reason; provided, however, that if the Company elects not to renew his employment agreement, Mr. Plum will not be subject to such restrictions following the expiration of the agreement.

Change in Control Agreement with Brian K. Plum. Mr. Plum’s change in control agreement was entered into on January 1, 2011 and the initial term expired on December 31, 2013. The agreement was renewed for successive one-year periods beginning on January 1, 2014. The agreement will continue to renew for additional one-year periods on January 1st of each year unless the Company gives notice of nonrenewal at least 90 days prior to the expiration of the then current term. Under the terms of the agreement, the Company or its successor must continue to employ Mr. Plum for a term of three years after the date of a change in control of the Company. During such period,

Mr. Plum is entitled to retain commensurate authority, responsibilities, and compensation benefits. The agreement requires the Company or its successor to pay Mr. Plum a base salary at least equal to his base salary for the year immediately prior to the change in control, and a bonus at least equal to the annual bonus paid prior to the change in control. If Mr. Plum’s employment is terminated during the three-year period other than for “cause” or “disability” (as defined in his agreement), or if he terminates his employment because a material term of his contract is breached by the Company or its successor, he will be entitled to a lump-sum cash payment within 30 days after the date of termination. This lump sum amount will be equal to the sum of his annual base salary, annual bonus and equivalent benefits.

Director Compensation

The following table shows the compensation earned by each of the non-employee directors of the Company’s Board during 2019.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Hunter H. Bost	17,050	17,050
Robert B. Burger, Jr.	17,900	17,900
Elise Peters Carey(1)	13,150	13,150
Mensel D. Dean, Jr.	18,250	18,250
Larry Dees	23,700	23,700
Kenneth E. Flynt	17,400	17,400
James E. Gander, II	17,400	17,400
John H.H. Graves	17,400	17,400
Andrew C. Holzwarth(2)	1,200	1,200
Robert S. Janney	19,950	19,950
Richard L. Masincup(3)	6,700	6,700
Mark W. Sisk(2)	1,200	1,200
William W. Stokes	16,700	16,700
A. Pierce Stone(2)	1,200	1,200
Malcolm R. Sullivan, Jr.	18,000	18,000
Donald R. Vaughan(1)	13,000	13,000
Carolyn J. Woodruff(1)	14,000	14,000

(1)	Ms. Carey, Mr. Vaughan and Ms. Woodruff were appointed to the Company’s Board on February 28,2019.
(2)	Messrs. Holwarth, Sisk and Stone were appointed to the Company’s Board on December 15, 2019.
(3)	Mr. Masincup retired from the Company’s Board on May 14, 2019.

In 2019, non-employee directors of the Company received a $7,200 annual retainer, with the exception of the Chairman, who received a $12,000 annual retainer. They also received $600 for each regular meeting of the Company’s Board attended and $250 for each committee meeting attended, other than the committee chairmen, who received $400 for each committee meeting attended. Additionally, directors received $500 for attending any special meeting of the board. Mr. Plum and Mr. Shook, as executive officers of the Company, are not separately compensated for their service on the boards of the Company and the Bank.

Beginning January 1, 2020, non-employee directors of the Company receive a $14,400 annual retainer, with the exception of the Chairman, who receives a $24,000 annual retainer. They also receive 600 shares of stock per year, awarded on January 1st and vesting on December 31st, provided attendance requirements are met and the director remains in continuous service with the Company through the specified vesting date. Additionally, directors who chair a board committee receive an annual retainer of $1,200.

Compensation Committee Interlocks and Insider Participation. None of the members of the Company’s compensation committee will be or will have been an officer or employee of the Company or any of its subsidiaries. In addition, none of the Company’s executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of the Company’s directors or on its Compensation Committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table sets forth information as of April 14, 2020 regarding the number of shares of the Company’s common stock beneficially owned by each director, each named executive officer and by all directors and executive officers as a group. In addition, the table includes information with respect to persons known to the Company who own or may be deemed to own more than 5% of the Company’s common stock as of April 14, 2020. Unless otherwise indicated, all shares are owned directly and the named person possesses sole voting and sole investment power with respect to all such shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Directors and Named Executive Officers:
Hunter H. Bost	32,271	(2)	*
Robert B. Burger	12,029		*
Elise Peters Carey	65,116	(2)	1.15%
Mensel D. Dean, Jr.	40,600	(2)	*
Larry Dees	155,971	(2)	2.76%
Kenneth E. Flynt	21,133	(2)	*
James E. Gander II	17,225	(2)	*
John H.H. Graves	2,421		*
Andrew C. Holzwarth	79,690	(2)	1.41%
Robert S. Janney	69,695	(2)	1.23%
Brian K. Plum	40,401	(3)(4)	*
Gary R. Shook	50,017	(4)	*
Mark W. Sisk	76,226	(2)	1.35%
William W. Stokes	6,943		*
A. Pierce Stone	274,660	(2)	4.85%
Amanda G. Story	7,462	(3)(4)	*
Malcolm R. Sullivan Jr.	12,505	(2)	*
Donald R. Vaughan	7,051		*
Carolyn J. Woodruff	32,858		*
All of the Company’s directors and executive officers as a group (20 individuals)	1,004,274	(2)(3)	17.74%

5% Shareholders who are not Directors or Named Executive Officers:
Richard T. Spurzem(5)	738,339	(6)	13.04%

*	Represents less than 1% of outstanding common stock.
(1)

Based on 5,660,985 shares of the Company’s common stock outstanding as of April 14, 2020. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security, the power to dispose of or direct the disposition of the security, or the right to acquire beneficial ownership of the security within 60 days. The mailing address of the directors and executive officers included in the table is 1807 Seminole Trail, Charlottesville, Virginia 22901.

(2)

Includes shares held by affiliated corporations, spouses, other close relatives and dependent children, or as custodians or trustees, as follows: Mr. Bost, 6,500; Mrs. Carey, 64,516; Mr. Dean, 40,000; Mr. Dees, 150,000; Mr. Flynt, 9,000; Mr. Gander, 5,675; Mr. Holzwarth, 79,090; Mr. Janney, 50,327; Mr. Sisk, 73,471; Mr. Stone, 113,142; and Mr. Sullivan, 11,155.

(3)	Includes shares allocated to the participant’s account in the Company’s Employee Stock Ownership Plan, as follows: Mr. Plum, 7,900; Mr. Shook, 17; and Ms. Story, 2,927.
(4)	Includes shares of unvested restricted stock, as follows: Mr. Plum, 18,000; Mr. Shook, 5,400; and Ms. Story, 2,600.
(5)	The mailing address of Mr. Spurzem is 810 Catalpa Court, Charlottesville, Virginia 22903.
(6)	This information is based solely on a Form 4 filed by Mr. Spurzem with the SEC on April 15, 2020. Includes 5,892 shares held indirectly though Sandbox, LLC, in which Mr. Spurzem has an interest.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2019, relating to the Company’s stock-based compensation plans, pursuant to which awards may be granted from time to time in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, and performance compensation awards in the form of common stock.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	—	$—	—
Equity compensation plans not approved by shareholders	—	—	329,250

Total	—	$—	329,250

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Some of the directors and officers of the Company are at present, as in the past, customers of the Company, and the Company has had, and expects to have in the future, banking relationships in the ordinary course of its business with directors, officers, principal shareholders, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to the Company. These transactions do not involve more than the normal risk of collectability or present other unfavorable features.

There are no legal proceedings to which any director, officer, or principal shareholder, or any affiliate thereof, is a party that would be material and adverse to the Company.

The Company has not adopted a formal policy that covers the review and approval of related person transactions by the Company’s Board. The Company’s Board, however, does review all such transactions that are proposed to it for approval. During such a review, the Company’s Board will consider, among other things, the related person’s relationship to the Company, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction, and any other material information. The Company’s Governance Committee also has the responsibility to review significant conflicts of interest involving directors or executive officers.

Board Independence

The Company’s Board in its business judgment has determined that 16 of its 18 members are “independent” as that term is defined by the NYSE. Mr. Plum and Mr. Shook were not determined to be independent due to their positions as executive officers of the Company.

In addition, the Company’s Board considered the following transactions between the Company and certain of its directors or their affiliates to determine whether such director was independent under the above standards: Mr. Janney, a partner in the law firm of Janney & Janney, PLC, provides legal services through his law firm to the Company from time to time.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees paid or to be paid by the Company and the Bank for professional services rendered by Brown, Edwards & Company, LLP. Audit fees include audit and review services, consents and review of documents filed with the SEC. Audit-related fees consist of research and consultation concerning financial accounting and reporting standards and audits of the Company’s benefit plans. Tax fees include preparation of federal and state tax returns and consultation regarding tax compliance issues.

Fees to Brown, Edwards & Company, LLP in 2019 and 2018

	Fiscal 2019	Fiscal 2018
Audit Fees	$153,331	$77,508
Audit-related Fees	10,000	—
Tax Fees	12,500	21,015

Total Fees	$175,831	$98,523

The Audit and Risk Governance Committee pre-approves all audit, audit related and tax services on an annual basis, and, in addition, authorizes individual engagements as needed.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, dated as of May 13, 2019, between Blue Ridge Bankshares, Inc. and Virginia Community Bankshares, Inc. (incorporated by reference to Exhibit 2.1 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

3.1	Articles of Incorporation of Blue Ridge Bankshares, Inc., as amended through August 16, 2011 (incorporated by reference to Exhibit 2.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

3.2	Articles of Amendment of Blue Ridge Bankshares, Inc., dated June 27, 2018 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

3.3	Bylaws of Blue Ridge Bankshares, Inc., as amended (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 17, 2020).

4.1	Specimen Common Stock Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

4.2	Form of 6.75% Fixed to Floating Rate Subordinated Note due 2025 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

4.3	Description of Blue Ridge Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.3 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K filed April 14, 2020).

10.1	Employment Agreement, dated November 1, 2011, between Blue Ridge Bank and Brian K. Plum (incorporated by reference to Exhibit 6.3 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.2	Change in Control Agreement, dated January 1, 2011, between Blue Ridge Bank and Brian K. Plum (incorporated by reference to Exhibit 6.4 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.3	Employment Agreement, dated as of May 13, 2019 and effective December 15, 2019, by and between Blue Ridge Bankshares, Inc. and A. Preston Moore, Jr. (incorporated by reference to Exhibit 10.9 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

10.4	Employment Agreement, dated as of May 13, 2019 and effective December 15, 2019, by and between Blue Ridge Bankshares, Inc. and Thomas M. Crowder (incorporated by reference to Exhibit 10.10 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

10.5	Blue Ridge Bankshares, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.7	Description of Annual Cash Incentive Program (incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.8	Form of Stock Purchase Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated December 31, 2014 and March 17, 2015 (incorporated by reference to Exhibit 6.9 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.9	Form of Registration Rights Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated December 31, 2014 and March 17, 2015 (incorporated by reference to Exhibit 6.10 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

Exhibit Number	Description

10.10	Form of Subordinated Note Purchase Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated November 20, 2015 (incorporated by reference to Exhibit 6.11 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

14.1	Code of Ethics and Conflict of Interest Policy (incorporated by reference to Exhibit 14.1 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K filed April 14, 2020).

21.1	Subsidiaries of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 21.1 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K filed April 14, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K filed April 14, 2020).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K filed April 14, 2020).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K filed April 14, 2020).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K filed April 14, 2020).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: April 29, 2020	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer