Form 10-Q
period 2020-03-31
BLUE RIDGE BANKSHARES, INC.
filed 2020-05-15
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 001-39165

BLUE RIDGE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1470908
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1807 Seminole Trail Charlottesville, Virginia	22835
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (540) 743-6521

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	BRBS	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 15, 2020, the registrant had 5,659,485 shares of common stock, no par value per share, outstanding.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Cash and due from banks	$67,158	$60,026
Federal funds sold	164	480
Securities available for sale, at fair value	98,932	108,571
Securities held to maturity, at cost	11,219	12,192
Restricted equity securities, at cost	10,104	8,134
Loans held for sale	90,019	55,646
Loans, net of unearned income	670,935	646,834
Less allowance for loan losses	(4,897)	(4,572)
Loans, net	666,038	642,262
Premises and equipment, net	14,263	13,651
Cash surrender value of life insurance	14,827	14,734
Goodwill	19,892	19,915
Other intangible assets	3,564	3,718
Other assets	31,425	21,482
Total assets	$1,027,605	$960,811

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$178,482	$177,819
Interest-bearing	590,678	544,211
Total deposits	769,160	722,030
Other borrowings	140,900	124,800
Subordinated debentures, net of issuance costs	9,809	9,800
Other liabilities	17,462	11,844
Total liabilities	937,331	868,474
Stockholders’ Equity:
Common stock, no par value; 10,000,000 shares authorized; 5,660,985 and 5,658,585 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	66,283	66,204
Additional paid-in capital	252	252
Retained earnings	26,260	25,428
Accumulated other comprehensive income (loss)	(2,754)	229
	90,041	92,113
Noncontrolling interest	233	224
Total stockholders’ equity	90,274	92,337
Total liabilities and stockholders’ equity	$1,027,605	$960,811

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income:
Interest and fees on loans	$9,544	$6,115
Interest on taxable securities	829	491
Interest on nontaxable securities	48	64
Interest on federal funds sold	2	1
Total interest income	10,423	6,671
Interest expense:
Interest on deposits	1,725	1,186
Interest on subordinated debentures	177	177
Interest on other borrowings	498	459
Total interest expense	2,400	1,822
Net interest income	8,023	4,849
Provision for loan losses	575	295
Net interest income after provision for loan losses	7,448	4,554
Non-interest income:
Service charges on deposit accounts	272	134
Mortgage brokerage income	820	1,125
Gain on sale of mortgages	3,041	1,967
Income from investment in life insurance contracts	93	55
Other income	772	618
Total other income	4,998	3,899
Non-interest expenses:
Salaries and employee benefits	7,341	4,246
Occupancy and equipment	856	602
Data processing fees	466	349
Legal and other professional fees	198	45
Advertising fees	224	196
Communications	135	110
Debit card	158	82
Audit and accounting fees	43	37
FDIC insurance	150	75
Other contractual services	175	75
Other taxes and assessments	224	156
Other operating	1,368	877
Total other expenses	11,338	6,850
Income before income tax	1,108	1,603
Income tax expense	267	321
Net income	$841	$1,282
Net Income attributable to noncontrolling interest	(9)	(13)
Net Income attributable to Blue Ridge Bankshares, Inc.	$832	$1,269
Net Income available to Common Stockholders	$832	$1,269
Basic earnings per common share	$0.15	$0.38
Diluted earnings per common share	$0.15	$0.38

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$841	$1,282
Other comprehensive income:
Gross unrealized gains (losses) arising during the period	(612)	219
Income tax (expense) benefit	128	(39)
	(484)	180

Unrealized losses on interest rate swaps	(3,164)	—
Income tax benefit	665	—
	(2,499)	—

Other comprehensive income (loss), net of tax	(2,983)	180
Comprehensive income (loss)	$(2,142)	$1,462
Comprehensive income attributable to noncontrolling interest	$(9)	$(13)
Comprehensive income (loss) attributable to Blue Ridge Bankshares, Inc.	$(2,151)	$1,449

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2020 and 2019

	Common Stock & Related Surplus	Contributed Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2018	$16,452	$252	$23,321	$(618)	$213	$39,620
Net income	—	—	1,269	—	13	1,282
Other comprehensive income	—	—	—	180	—	180
Dividends on common stock ($0.1425 per share)	—	—	(617)	—	—	(617)
Noncontrolling interest capital distributions	—	—	—	—	(5)	(5)
Issuance of restricted common stock, net of forfeitures	51	—	—	—	—	51
Issuance of common stock (1,536,731 shares), Net of capital raise expenses	22,156	—	—	—	—	22,156
Balance, March 31, 2019	$38,659	$252	$23,973	$(438)	$221	$62,667

Balance, December 31, 2019	$66,204	$252	$25,428	$229	$224	$92,337
Net income	—	—	832	—	9	841
Other comprehensive income (loss)	—	—	—	(2,983)	—	(2,983)
Issuance of restricted common stock, net of forfeitures	79	—	—	—	—	79
Balance, March 31, 2020	$66,283	$252	$26,260	$(2,754)	$233	$90,274

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$841	$1,282
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	211	124
Deferred income taxes	85	8
Provision for loan losses	575	295
Proceeds from sale of loans held for sale, originated	67,362	60,443
Gain on sale of loans held for sale, originated	(3,041)	(1,967)
Loans held for sale, originated	(104,815)	(61,264)
Loss on disposal of premises and equipment	4	2
Loss on sale of other real estate owned	—	29
Non-cash equity compensation	79	51
Investment amortization expense, net	229	55
Amortization of subordinated debt issuance costs	8	8
Amortization of other intangibles	154	115
Earnings on life insurance	(93)	(55)
Increase in other assets	(12,361)	(8,701)
Increase in accrued expenses	5,618	7,948
Net cash used in operating activities	(45,144)	(1,627)
Cash flows used in investing activities:
Net (increase) decrease in federal funds sold	316	(2,693)
Purchase of securities available for sale	(200)	—
Proceeds from calls, maturities, sales, paydowns and maturities of securities available for sale	9,012	844
Proceeds from calls, maturities, sales, paydowns and maturities of securities held for investment	960	—
Purchase of insurance policies	—	(600)
Net change in restricted equity securities	(1,970)	20
Net increase in loans held for investment	(24,352)	(16,350)
Net (increase) decrease in loans held for sale, participations	6,121	(3,590)
Decrease in Goodwill	23	—
Purchase of premises and equipment	(832)	(175)
Proceeds from sale of premises and equipment	6	13
Capital calls of SBIC funds and other investments	(38)	(102)
Nonincome distributions from limited liability companies	—	22
Net cash used in investing activities	(10,954)	(22,611)
Cash flows from financing activities:
Net increase in deposits	47,130	9,496
Common stock dividends paid	—	(617)
Federal Home Loan Bank advances	147,300	30,400
Federal Home Loan Bank repayments	(131,200)	(35,700)
Issuance of common stock	—	22,156
Noncontrolling interest distributions	—	(5)
Net cash provided by financing activities	63,230	25,730
Net increase in cash and due from banks	7,132	1,492
Cash and due from banks at beginning of period	60,026	15,026
Cash and due from banks at end of period	$67,158	$16,518
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,289	$1,604

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Blue Ridge Bankshares, Inc. (the “Company” or “Blue Ridge”) include the accounts of Blue Ridge Bank, N.A. (the “Bank”), PVB Properties, LLC, and MoneyWise Payroll Solutions, Inc. (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company operates under the supervision and regulation of the Board of Governors of the Federal Reserve System and the Bureau of Financial Institutions of the Virginia State Corporation Commission, while the Bank operates under a national charter subject to the supervision and regulation of the Office of the Comptroller of the Currency.    The Bank provides commercial banking services to customers located primarily in the Piedmont, Southside, and Shenandoah Valley regions of the Commonwealth of Virginia and also operates under the name Carolina State Bank in Greensboro, North Carolina. Mortgage lending services are provided in these regions as well with additional mortgage offices located in Northern Virginia, Maryland, North Carolina, and South Carolina.

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

Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The Company had no dilutive common shares outstanding at March 31, 2020 and 2019. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31.

	For the three months ended March 31,
	2020	2019
Net income	$841	$1,282
Net income attributable to noncontrolling interest	(9)	(13)
Net income available to common shareholders	$832	$1,269
Weighted average common shares	5,664	3,307
Effect of dilutive securities	—	—
Diluted average common shares	5,664	3,307
Earnings per common share	$0.15	$0.38
Diluted earnings per common share	$0.15	$0.38

Note 1 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

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

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (ASC) 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. To facilitate an orderly transition from interbank offered rates (IBORs) and other benchmark rates to alternative reference rates (ARRs), the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

Note 1 – Summary of Significant Accounting Policies, continued

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of ICFR, but the external auditor attestation of ICFR is not required for smaller reporting companies.

In March 2020, various regulatory agencies, including the Federal Reserve and the FDIC, (the agencies), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grands a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  As of May 11, 2020, the Company has executed 459 of these deferrals on outstanding loan balances of $97.7 million.  This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Note 2 – Acquisition

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

Note 2 – Acquisition, continued

A summary of the assets received and liabilities assumed and related adjustments are as follows:

Assets	As Recorded by Virginia Community Bankshares, Inc.	Adjustments		As Recorded by Blue Ridge Bankshares, Inc.
Cash and due from banks	$9,678,700	$—		$9,678,700
Investment securities available-for-sale	43,419,481	(470,191)	(1)	42,949,290
Restricted equity securities	302,700	—		302,700
Held-for-investment loans	173,871,523	(900,020)	(2)	172,971,503
Furniture, fixtures, and equipment	6,435,695	3,296,872	(3)	9,732,567
Other real estate owned	87,427	(87,427)	(4)	-
Accrued interest receivable	864,154	-		864,154
Core deposit intangible	-	1,690,000	(5)	1,690,000
Other assets	8,069,497	549,976	(6)	8,619,473
Total assets acquired	$242,729,177	$4,079,210		$246,808,387

Liabilities
Deposits	$217,953,153	$118,621	(7)	$218,071,774
Other liabilities	1,296,520	-		1,296,520
Total liabilities assumed	$219,249,673	$118,621		$219,368,294

Net assets acquired				27,440,093
Total consideration paid				44,048,371
Goodwill				$16,608,278

(1)	Adjustment to reflect estimated fair value of security portfolio
(2)	Adjustment to reflect estimated fair value and credit mark on loans of $(2,318,569), and elimination of VCB’s allowance for loan and lease losses
(3)	Adjustment to reflect estimated fair value of furniture, fixtures, and equipment
(4)	Adjustment to reflect estimated fair value of OREO
(5)	Adjustment to reflect recording of core deposit intangible
(6)	Adjustment to reflect estimated fair value of other assets and the recording of deferred taxes related to acquisition
(7)	Adjustment to reflect estimated fair value of deposits

A summary of the consideration paid is as follows:

Common stock issued (1,312,919 shares)	$27,401,831
Cash payments to common shareholders	16,646,540
Total consideration paid	$44,048,371

Note 3 – Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their fair value and investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost. The amortized cost and fair values of investment securities at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and agencies	$1,000	$—	$15	$985
Mortgage backed securities	87,255	2,276	1,951	87,580
Corporate bonds	10,754	46	433	10,367

	$99,009	$2,322	$2,399	$98,932
Held to maturity
State and municipal	$11,219	$499	$3	$11,715
Total Investment Securities	$110,228	$2,821	$2,402	$110,647

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and agencies	$2,500	$—	$51	$2,449
Mortgage backed securities	94,983	654	152	95,485
Corporate bonds	10,554	87	4	10,637
	$108,037	$741	$207	$108,571
Held to maturity
State and municipal	$12,192	$464	$2	$12,654
Total Investment Securities	$120,229	$1,205	$209	$121,225

The amortized cost and fair value of securities at March 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$451	$453
Due after one year through five years	2,000	1,969	1,627	1,677
Due after five years through ten years	19,682	17,648	3,763	4,026
Due after ten years	77,327	79,315	5,378	5,559
Total	$99,009	$98,932	$11,219	$11,715

Note 3 – Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type at March 31, 2020 and December 31, 2019 is as follows:

March 31, 2020	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and Municipal	$424	$(3)	$—	$—	$424	$(3)
U.S. Treasury and Agency	—	—	985	(15)	985	(15)
Mortgage backed	9,630	(1,934)	942	(17)	10,572	(1,951)
Corporate bonds	4,071	(429)	396	(4)	4,467	(433)
Total	$14,125	$(2,366)	$2,323	$(36)	$16,448	$(2,402)

December 31, 2019	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and Municipal	$333	$(2)	$—	$—	$333	$(2)
U.S. Treasury and Agency	—	—	1,949	(51)	1,949	(51)
Mortgage backed	27,901	(82)	5,348	(70)	33,249	(152)
Corporate bonds	—	—	896	(4)	896	(4)
Total	$28,234	$(84)	$8,193	$(125)	$36,427	$(209)

Other investments (in thousands) at March 31, 2020 consist of stock in the Federal Home Loan Bank of Atlanta (the”FHLB”) (carrying basis $6,853), Federal Reserve Bank of Richmond (“FRB”) stock (carrying basis $2,145), and various other investments (carrying basis $1,106).

The Company had pledged securities (in thousands) of $69,883 and $68,255 at March 31, 2020 and December 31, 2019, respectively to the FHLB and the Treasury Board of Virginia at the Community Bankers’ Bank to secure public deposits.

Note 4 – Loans

Loans held for investment outstanding at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
(in thousands)
Commercial and industrial	$82,177	$77,282
Agricultural	309	446
Real estate – construction, commercial	42,527	38,039
Real estate – construction, residential	27,152	26,778
Real estate – mortgage, commercial	256,543	251,824
Real estate – mortgage, residential	215,155	208,494
Real estate – mortgage, farmland	5,394	5,507
Consumer installment loans	42,409	39,202
Gross loans	671,666	647,572
Less: Unearned income	(731)	(738)
Total	$670,935	$646,834

The Company has pledged loans held for investment (in thousands) as collateral for borrowings with the FHLB totaling $145,985 and $146,075 as of March 31, 2020 and December 31, 2019, respectively.

Note 4 – Loans, continued

In December 2019, as a result of the Company’s acquisition of VCB, the acquired loan portfolio was initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of these acquired loans included in the consolidated statement of condition as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
(in thousands)
Purchased credit impaired acquired VCB loans evaluated individually for future credit losses
Outstanding principal balance	$1,367	$1,504
Carrying amount	1,196	1,315

Other acquired VCB loans
Outstanding principal balance	146,639	172,279
Carrying amount	141,337	170,151

Total acquired VCB loans
Outstanding principal balance	148,006	173,783
Carrying amount	142,533	171,466

The following table presents changes for the year ended December 31, 2019 in the accretable yield on the VCB purchased credit impaired loans for which the Company applies ASC 310-30:

	March 31, 2020	December 31, 2019
(in thousands)
Balance beginning of period	$188	$—
Accretable yield at acquisition date	—	190
Additions	(22)	—
Accretion	(16)	(3)
Other changes, net	21	1
Balance end of period	171	188

The following table presents the aging of the recorded investment of past due loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$123	$23	$—	$428	$574	$81,603	$82,177
Real estate – construction, commercial	—	—	—	917	917	41,610	42,527
Real estate – construction, residential	589	—	—	—	589	26,563	27,152
Real estate – mortgage, commercial	—	387	—	1,472	1,859	254,684	256,543
Real estate – mortgage, residential	871	39	805	709	2,424	212,731	215,155
Agricultural & Farmland	—	—	—	—	—	5,703	5,703
Consumer installment loans	805	318	67	723	1,913	40,496	42,409
Less: Unearned income	—	—	—	—	—	(731)	(731)
	$2,388	$767	$872	$4,249	$8,276	$662,659	$670,935

Note 4 – Loans, continued

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$1,652	$—	$—	$441	$2,093	$75,189	$77,282
Real estate – construction, commercial	820	—	—	929	1,749	36,290	38,039
Real estate – construction, residential	241	—	—	—	241	26,537	26,778
Real estate – mortgage, commercial	3,194	—	—	1,931	5,125	246,699	251,824
Real estate – mortgage, residential	319	217	369	713	1,618	206,876	208,494
Agricultural & Farmland	—	—	—	—	—	5,953	5,953
Consumer installment loans	894	408	—	776	2,078	37,124	39,202
Less: Unearned income	—	—	—	—	—	(738)	(738)
	$7,120	$625	$369	$4,790	$12,904	$633,930	$646,834

Note 5 – Allowance for Loans Losses

A summary of changes in the allowance for loans losses for March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
(in thousands)
Allowance, beginning of period	$4,572	$3,580
Charge-Offs
Commercial and industrial	$—	$(43)
Real estate, mortgage	—	(4)
Consumer and other loans	(319)	(914)
Total charge-offs	(319)	(961)
Recoveries
Commercial and industrial	$1	$—
Real estate, mortgage	—	6
Consumer and other loans	68	205
Total recoveries	69	211
Net charge-offs	(250)	(750)
Provision for loan losses	575	1,742
Allowance, end of period	$4,897	$4,572

Note 5 – Allowance for Loans Losses, continued

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2020
Commercial and industrial	$270	$81,907	$82,177
Agricultural	—	309	309
Real Estate – construction, commercial	—	42,527	42,527
Real Estate – construction, residential	—	27,152	27,152
Real Estate – mortgage, commercial	412	256,131	256,543
Real Estate – mortgage, residential	395	214,760	215,155
Real Estate – mortgage, farmland	—	5,394	5,394
Consumer installment loans	—	42,409	42,409
Gross loans	1,077	670,589	671,666
Less: Unearned income	—	(731)	(731)
Total	$1,077	$669,858	$670,935

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2019
Commercial and industrial	$280	$77,002	$77,282
Agricultural	—	446	446
Real Estate – construction, commercial	—	38,039	38,039
Real Estate – construction, residential	—	26,778	26,778
Real Estate – mortgage, commercial	733	251,091	251,824
Real Estate – mortgage residential	395	208,099	208,494
Real Estate – mortgage, farmland	—	5,507	5,507
Consumer installment loans	—	39,202	39,202
Gross loans	1,408	646,164	647,572
Less: Unearned income	—	(738)	(738)
Total	$1,408	$645,426	$646,834

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	March 31, 2020
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$395	$395	$—	$395	$—
With an allowance recorded:
Commercial and industrial	270	270	135	275	1
Real estate – mortgage, commercial	412	412	96	573	4
	$1,077	$1,077	$231	$1,243	$5

Note 5 – Allowance for Loans Losses, continued

	December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$395	$395	$—	$527	$7
With an allowance recorded:
Commercial and industrial	280	280	143	286	2
Real estate – mortgage, commercial	733	733	98	734	5
	$1,408	$1,408	$241	$1,547	$14

Purchased loans from the 2016 River Bancorp, Inc. acquisition had remaining balances (in thousands) of $16,158 and 19,686 as of March 31, 2020 and December 31, 2019, respectively. Of these balances three loan relationships were considered specifically impaired purchased credit-impaired loans. One of these relationships was resolved during 2018 and the Company recovered $200 of the balance previously written-off. During the first quarter of 2019, another loan relationship was resolved and the Company recovered $200 of the balance previously written-off. At March 31, 2020, the remaining specifically impaired purchase-credit impaired (“PCI”) loans totaled $2,223 with a specific impairment of $190. The following table presents the recorded investment in the segments of the River Bancorp, Inc. purchased loans as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Real Estate
Construction loans and all land development and other land loans	$917	$1,397
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	2,770	2,709
Secured by first liens	6,240	6,971
Secured by junior liens	175	394
Secured by multifamily (5 or more) residential properties	61	63
Loans secured by owner-occupied, nonfarm nonresidential properties	4,210	4,459
Loans secured by other nonfarm nonresidential properties	544	2,322
Commercial and Industrial	1,152	1,272
Other
Other revolving credit plans	23	26
Automobile loans	9	10
Other consumer loans	57	63
Total	$16,158	$19,686

Note 5 – Allowance for Loans Losses, continued

The following table presents the Company’s loan portfolio by internal loan grade (in thousands) as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$1,618	$1,428	$35,586	$41,167	$926	$883	$569	$82,177
Agricultural	—	104	139	66	—	—	—	309
Real Estate – construction, commercial	—	1,563	25,044	14,865	102	—	953	42,527
Real Estate – construction, residential	—	—	9,359	14,174	3,619	—	—	27,152
Real Estate – mortgage, commercial	—	3,675	125,197	114,441	9,193	1,444	2,593	256,543
Real Estate – mortgage residential	—	3,570	103,297	103,716	2,987	249	1,336	215,155
Real Estate – mortgage, farmland	1,410	116	1,702	2,166	—	—	—	5,394
Consumer installment loans	373	54	17,627	23,524	110	—	721	42,409
Gross loans	3,401	10,510	317,951	314,119	16,937	2,576	6,172	671,666
Less: Unearned income								(731)
Total								$670,935

	December 31, 2019
	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$1,509	$924	$35,012	$37,298	$568	$1,488	$483	$77,282
Agricultural	—	118	168	160	—	—	—	446
Real Estate – construction, commercial	—	1,454	24,667	10,850	102	—	966	38,039
Real Estate – construction, residential	—	139	9,355	14,331	2,953	—	—	26,778
Real Estate – mortgage, commercial	—	4,971	118,488	114,598	9,273	1,935	2,559	251,824
Real Estate – mortgage residential	—	4,611	100,665	98,116	3,470	130	1,502	208,494
Real Estate – mortgage, farmland	1,467	134	1,736	2,170	—	—	—	5,507
Consumer installment loans	293	72	17,872	20,067	116	—	782	39,202
Gross loans	3,269	12,423	307,963	297,590	16,482	3,553	6,292	647,572
Less: Unearned income								(738)
Total								$646,834

The Company also utilizes the grades 8 (Doubtful) and 9 (Loss). There were no loans classified in these categories at March 31, 2020 and December 31, 2019.

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

Note 5 – Allowance for Loans Losses, continued

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

Note 6 - Derivative Financial Instruments and Hedging Activities

During the first quarter of 2019, the Company entered into an interest rate swap agreement (‘‘swap agreement’’) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with a highly rated third-party financial institution. This back-to-back swap agreement is a free-standing derivative and is recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of March 31, 2020.

	March 31, 2020
	Notional Amount	Fair Value
(in thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$2,134	$381
Pay Fixed/Receive Variable Swaps	2,134	(381)

The Company has entered into various cash flow hedges as defined by ASC 815-20 during 2019 and 2020.  The objective of this interest rate swap was to hedge the risk of variability in its cash flows attributable to changes in the 3-month London Inter-Bank Offered Rate (“LIBOR”) benchmark rate component of forecasted 3-month fixed rate funding advances from the FHLB.  The hedging objective was to reduce the interest rate risk associated with the Company’s fixed rate advances from the designation date and going through the maturity date.  The identified hedge layers are summarized as follows, (in thousands):

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$15,000	$15,000	July 1, 2019	July 1, 2022
25,000	25,000	August 2, 2019	February 2, 2023
10,000	10,000	August 29, 2019	August 29, 2023

Each hedge layer identified in the table above has a variable receive leg of 3-month LIBOR and a fixed pay leg of 1.80%.

At the time the hedges identified in the table above expire, new hedges will begin summarized as follows (in thousands):

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$15,000	$15,000	July 1, 2022	July 1, 2032
25,000	25,000	February 2, 2023	February 2, 2033
10,000	10,000	August 29, 2023	August 29, 2033

Each hedge layer identified in the table above has a variable receive leg of 3-month LIBOR and a fixed pay leg ranging from 0.92% to 0.95%.

Beginning in 2020, the Company entered into three additional hedges summarized as follows (in thousands):

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$20,000	$20,000	March 13, 2020	March 13, 2030
35,000	35,000	May 6, 2020	May 6, 2027
10,000	10,000	May 29, 2020	May 29, 2027

Each hedge layer identified in the table above has a variable receive leg of 3-month LIBOR and a fixed pay leg ranging from 0.83% to 0.86%.

The Company had cash collateral with the counterparty of these hedges of $4.6 million as of March 31, 2020.

Note 6 - Derivative Financial Instruments and Hedging Activities, continued

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

Note 7 – Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan that covers eligible employees. Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Bank matches 100% of an employee’s contribution up to 5% of his or her salary following one year of continuous service and the benefits vest immediately. The Company’s Board of Directors may make additional contributions at its discretion. Employees become eligible to participate in the discretionary contributions after one year of continuous service and the benefits vest over a five-year period. For the three months ended March 31, 2020 and 2019, total expenses attributable to this plan were $165,730 and $133,167, respectively.

In 2013, the Company established an ESOP that covers eligible employees. Benefits in the ESOP vest over a five-year period. Contributions to the plan are made at the discretion of the Board of Directors and may include both the matching component to employees’ elective deferrals into the 401(k) plan and discretionary profit contributions. The ESOP held 79,800 total shares of Company’s common stock at March 31, 2020 and December 31, 2019. All shares issued to and held by the ESOP are considered outstanding in the computation of earnings per share. The Plan or the Company is required to purchase shares from separated employees at a price determined by an established securities market, otherwise a third-party valuation is required.

Note 8 – Stock-Based Compensation

The Company has granted restricted stock awards to employees under the Blue Ridge Bankshares, Inc. Equity Incentive Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the vesting period. Non-cash compensation expense recognized in the Consolidated Statements of Income related to restricted stock awards, net of forfeitures, was $79 thousand and $51 thousand for the three months ended March 31, 2020 and 2019, respectively.  The fair value of restricted stock awards at both March 31, 2020 and December 31, 2019 was $1.3 million.

Note 9– Fair Value

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

Note 9– Fair Value, continued

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

The following tables present the balances of financial assets measured at fair value on a recurring basis:

	March 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Available for sale securities
U.S. Treasury and agencies	$985	$—	$985	$—
Mortgage backed securities	87,580	—	87,580	—
Corporate bonds	10,367	—	10,367	—
Total securities available for sale	$98,932	$—	$98,932	$—

	December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
Available for sale securities
U.S. Treasury and agencies	$2,449	$—	$2,449	$—
Mortgage backed securities	95,485	—	95,485	—
Corporate bonds	10,637	—	10,637	—
Total securities available for sale	$108,571	$—	$108,571	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell. Valuation of OREO is determined using current appraisals from independent parties, a level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The Company markets OREO both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The Company had no OREO at March 31, 2020 and December 31, 2019.

Note 10 – Disclosures About Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments at the dates presented are as follows:

		Fair Value Measurements at March 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
(in thousands)
Financial Assets
Cash and short-term investments	$67,158	$67,158	$—	$—	$67,158
Federal funds sold	164	164	—	—	164
Investment securities	120,255	—	121,690	—	121,690
Loans held for sale	90,019	—	90,019	—	90,019
Net loans held for investment	666,038	—	—	696,476	696,476
Accrued interest receivable	2,486	—	2,486	—	2,486
Bank-owned life insurance	14,827	—	14,827	—	14,827
Financial Liabilities
Deposits	769,160	—	598,213	176,931	775,144
Other borrowed funds	140,900	—	142,239	—	142,239
Subordinated debt, net	9,809	—	—	9,809	9,809
Accrued interest payable	674	—	674	—	674

		Fair Value Measurements at December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
(in thousands)
Financial Assets
Cash and short-term investments	$60,026	$60,026	$—	$—	$60,026
Federal funds sold	480	480	—	—	480
Investment securities	128,897	—	129,359	—	129,359
Loans held for sale	55,646	—	55,646	—	55,646
Net loans held for investment	642,262	—	—	643,878	643,878
Accrued interest receivable	2,590	—	2,590	—	2,590
Bank-owned life insurance	14,734	—	14,734	—	14,734
Financial Liabilities
Deposits	722,030	—	542,805	168,736	711,541
Other borrowed funds	124,800	—	124,971	—	124,971
Subordinated debt, net	9,800	—	—	9,784	9,784
Accrued interest payable	706	—	706	—	706

Note 11 – Business Segments

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

The following tables present revenues and expenses by segment for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31, 2020
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$10,057	$362	$—	$4	$—	$10,423
Service charges on deposit accounts	272	—	—	—	—	272
Mortgage banking income, net	—	3,861	—	—	—	3,861
Payroll processing revenue	—	—	303	—	—	303
Other operating income	568	—	—	—	(6)	562
Total income	10,897	4,223	303	4	(6)	15,421
Expenses:
Interest expense	2,121	102	—	177	—	2,400
Provision for loan losses	575	—	—	—	—	575
Salary and benefits	3,320	3,908	113	—	—	7,341
Other operating expenses	2,559	1,105	130	209	(6)	3,997
Total expense	8,575	5,115	243	386	(6)	14,313
Income (loss) before income taxes	2,322	(892)	60	(382)	—	1,108
Income tax expense (benefit)	485	(188)	13	(43)	—	267
Net income (loss)	$1,837	$(704)	$47	$(339)	$—	$841
Net (income) loss attributable to noncontrolling interest	$—	$—	$(9)	$—	$—	$(9)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$1,837	$(704)	$38	$(339)	$—	$832

Note 11 – Business Segments, continued

	Three Months Ended March 31, 2019
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$6,493	$178	$—	$—	$—	$6,671
Service charges on deposit accounts	134	—	—	—	—	134
Mortgage banking income, net	—	3,062	—	—	—	3,062
Payroll processing revenue	—	—	280	—	—	280
Other operating income	430	—	—	—	(7)	423
Total income	7,057	3,240	280	—	(7)	10,570
Expenses:
Interest expense	1,550	95	—	177	—	1,822
Provision for loan losses	295	—	—	—	—	295
Salary and benefits	2,017	2,143	86	—	—	4,246
Other operating expenses	1,764	724	113	10	(7)	2,604
Total expense	5,626	2,962	199	187	(7)	8,967
Income (loss) before income taxes	1,431	278	81	(187)	—	1,603
Income tax expense (benefit)	285	59	14	(37)	—	321
Net income (loss)	$1,146	$219	$67	$(150)	$—	$1,282
Net (income) loss attributable to noncontrolling interest	$—	$—	$(13)	$—	$—	$(13)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$1,146	$219	$54	$(150)	$—	$1,269

Note 12 - Other Borrowed Funds

Other Borrowings of $140.9 million at March 31, 2020 are composed of advances from the FHLB. The Company utilizes the FHLB advance programs to fund loan growth and provide liquidity. Other borrowings increased $16.1 million from $124.8 million at December 31, 2019.

(Dollars in thousands)	March 31, 2020	December 31, 2019
FHLB borrowings	$140,900	$124,800
Weighted average interest rate	1.43%	1.92%

Note 13 - Subordinated Debt

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

Note 13 - Subordinated Debt, continued

As part of the transaction, the Company incurred issuance costs totaling $338,813. These costs are being amortized over the life of the Notes. The following table summarizes the balance of the Notes and related issuance costs at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(In thousands)	2020	2019
Subordinated debt	$10,000	$10,000
Unamortized issuance costs	(191)	(200)
Subordinated debt, net	$9,809	$9,800

Note 14 - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

Interest income, loan fees, realized securities gains and losses, bank owned life insurance income, small business investment company income, and mortgage banking revenue are not in the scope of ASC Topic 606. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income in the consolidated statements of income. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less.

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

Bank card revenue is comprised of interchange revenue and automated teller machine “ATM” fees. Interchange revenue is earned when bank debit and credit cardholders conduct transactions through VISA, MasterCard, and other payment networks. Interchange fees represent a percentage of the underlying cardholder’s transaction value and are generally recognized daily, concurrent with the transaction processing services provided to the cardholder. ATM fees are earned when a non-Bank cardholder uses a Bank ATM. ATM fees are recognized daily, as the related ATM transactions are settled.

Payroll processing income is comprised of fees charged to customers for payroll services through MoneyWise Payroll Solutions, Inc., of which Blue Ridge Bank, N.A. owns a controlling interest.

The following table (in thousands) illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended March 31,
	2020	2019
Service fees on deposit accounts	$272	$134
Bank card revenue	289	136
Payroll processing income	303	280
Revenue from contracts with customers	864	550
Non-interest income within scope of other ASC topics	4,134	3,349
Total noninterest income	$4,998	$3,899

Note 15 – Leases

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2020
Lease liabilities	$6,441
Right-of-use assets	$6,302
Weighted average remaining lease term	5.93 years
Weighted average discount rate	2.75%

	For the Three Months Ended March 31,
Lease Cost (in thousands)	2020	2019
Operating lease cost	$431	$348
Total lease cost	$431	$348
Cash paid for amounts included in the measurement of lease liabilities	$414	$308

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	March 31, 2020
Nine months ending December 31, 2020	$1,257
Twelve months ending December 31, 2021	1,327
Twelve months ending December 31, 2022	1,114
Twelve months ending December 31, 2023	991
Twelve months ending December 31, 2024	655
Twelve months ending December 31, 2025	492
Thereafter	1,535
Total undiscounted cash flows	7,371
Discount	(930)
Lease liabilities	$6,441

Note 16 – Subsequent Events

On April 7, 2020, the Company declared a quarterly dividend of $0.1425 per share payable on April 30, 2020 to shareholders of record as of April 22, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition and the results of our operations.  This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results of operations for the balance of 2020, or for any other period.  As used in this report, the terms “Blue Ridge,” “Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries.  The term “Bank” refers to Blue Ridge Bank, National Association.

Cautionary Note About Forward-Looking Statements

We make certain forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.

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

•	the recent COVID-19 pandemic and the associated efforts to limit the spread of the virus;

•	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;

•

our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;

•	changes in consumer spending and savings habits;

•	technological and social media changes;

•

the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), inflation, interest rate, market and monetary fluctuations;

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

•

the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, (the “FASB”) or other accounting standards setting bodies;

•	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•	the willingness of users to substitute competitors' products and services for our products and services;

•	the effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	changes in the level of our nonperforming assets and charge-offs;

•	our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators;

•	potential exposure to fraud, negligence, computer theft and cyber-crime.

•	Blue Ridge’s ability to pay dividends; and

•	other risks and factors identified in the “Risk Factors” sections and elsewhere in documents Blue Ridge files from time to time with the SEC.

On December 15, 2019, the Company completed its acquisition of Virginia Community Bankshares, Inc. (“VCB”). In addition to the factors described above, the Company’s operations, performance, business strategy and results may be affected by the following factors:

•	cost savings from the merger may not be fully realized or realized within the expected timeframe;

•	the businesses of the Company and/or VCB may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	revenues following the merger may be lower than expected; and

•	customer and employee relationships and business operations may be disrupted by the merger.

The COVID-19 pandemic is having a swift and seismic impact on the economy.  Recognizing this impact, in March 2020, the Company quickly pivoted to an aggressive borrower outreach campaign to discuss immediate and foreseeable effects on businesses in its market areas.  The significant uncertainty surrounding the duration of shutdowns and a return to normal consumer and business behavior make the ultimate outcomes difficult to predict, but the Company is managing its efforts around a worst-case scenario.  The Company has undertaken substantial efforts to reduce noninterest expense levels, including personnel costs.  The Company is also performing a deep review of market and division line profitability. The Company took advantage of the decline in interest rates triggered by COVID-19 to reduce cost of funds and to restructure and extend liability pricing, which will be more pronounced in future quarters. Branch operations were redirected to drive-thru and digital channels across the bank in mid-March.  Lending focus shifted from loan originations to portfolio maintenance and protection, which includes working with borrowers on loan deferrals.

The Company is evaluating the possible long-term implications of the response to COVID-19 to its operations, and to the financial services industry as a whole.  The Company believes that the sudden then sustained shift in the conduct of banking business away from branch locations will accelerate the move to digital channels by users of financial services.  The potential direction of this consumer behavior will likely generate a substantive impact on the Company’s strategic planning, and it is reasonable to expect that the value of bricks and mortar locations will likely decline as preferences shift in a world impacted by social distancing.

In April 2020, the Company received Small Business Administration (“SBA”) approval to administer loans in the Paycheck Protection Program (“PPP”) and is expected to earn SBA processing fees of approximately $9.0 million.  The fees earned may be lower due to some borrowers not completing the closing process.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. We caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

Critical Accounting Policies

General

The accounting principles Blue Ridge applies under accounting principles generally accepted in the United States of America (“U.S. GAAP”) are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.

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

Credit losses are an inherent part of the Company’s business and, although Blue Ridge believes the methodologies for determining the allowance for loan losses and the current level of the allowance are appropriate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment, including the adverse impact COVID-19 could have on the loan portfolio which is difficult to assess at this time. Additional provisions for such losses, if necessary, would be recorded, and would negatively impact earnings.

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

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total assets at March 31, 2020 were $1.03 billion, an increase of $66.8 million or 6.9%, from $960.8 million at December 31, 2019. The increase in assets was primarily driven by growth in both the loans held for sale and loans held for investment portfolios, as well as other assets. Loans held for sale totaled $90.0 million as of March 31, 2020, an increase of $34.4 million, or 61.2% compared to $55.6 million at December 31, 2019, while loans held for investment totaled $670.9 million as of March 31, 2020, an increase of $24.1 million, or 3.7% compared to $646.8 million at December 31, 2019.  Other assets totaled $31.4 million at March 31, 2020, an increase of $9.9 million, or 46.3% compared to $21.5 million as of December 31, 2019. Investment securities decreased $8.6 million, or 6.7%, to $120.3 million at March 31, 2020 compared to $128.9 million at December 31, 2019.  The decrease is attributable to paydowns in the bond portfolio.

The allowance for loan losses increased by $325 thousand during the first three months of 2020 to $4.9 million, or 0.73% of total loans held for investment as of March 31, 2020, compared to $4.6 million, or 0.71% of total loans held for investment as of December 31, 2019. Imbedded in the loans held for investment balance is the credit mark on the VCB loan portfolio as part of  the acquisition accounting.  This credit mark totaled $1.9 million and $2.2 million at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, total liabilities were $937.3 million, an increase of $68.8 million, or 7.9% compared to $868.5 million at December 31, 2019. The increase in liabilities was concentrated in total deposit growth of $47.2 million, or 6.5%, to $769.2 million as of March 31, 2020 compared to $722.0 million at December 31, 2019. Federal Home Loan Bank of Atlanta (the “FHLB”) borrowings increased $16.1 million, or 12.9% to $140.9 million at March 31, 2020 compared to $124.8 million at December 31, 2019. Additionally, other liabilities totaled $17.5 million as of March 31, 2020, an increase of $5.6 million, or 47.4%, compared to $11.8 million at December 31, 2019.

Total shareholders’ equity decreased by $2.0 million to $90.3 million at March 31, 2020 compared to $92.3 million at December 31, 2019. The decrease was due to changes in other comprehensive income related to unrealized losses in the securities portfolio as well as unrealized losses related to interest rate swaps.

Comparison of Results of Operation for the Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020, Blue Ridge reported net income of $841 thousand, equal to basic and diluted income per common share of $0.15. For the three months ended March 31, 2019, net income was $1.3 million and both basic and diluted earnings per share were $0.38.

Net Interest Income. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities and is Blue Ridge’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Blue Ridge’s principal interest earning assets are loans to individuals, businesses, and real estate investors, as well as its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and FHLB advances. Generally, changes in net interest income are measured by the net interest rate spread and the net interest margin. The net interest rate spread is equal to the difference between the average rate earned on interest earning assets and the average rate incurred on interest-bearing liabilities. The net interest margin represents the difference between interest income and interest expense calculated as a percentage of average earning assets.

The following table shows the average balance sheets for the first three months of 2020 compared to the first three months of 2019. Also shown are the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)
Assets
Taxable investments (2)	$111,575	$759	2.72%	$49,818	$440	3.53%
Tax-free investments (2)	6,298	58	3.70%	8,761	78	3.55%
Total securities	117,873	817	2.77%	58,579	518	3.54%
Interest-bearing deposits in other banks	37,789	70	0.74%	11,601	50	1.75%
Federal funds sold	114	2	5.67%	338	1	1.35%
Loans held for sale	53,864	439	3.26%	27,914	282	4.05%
Loans held for investment (3)	655,670	9,105	5.55%	425,089	5,834	5.49%
Total interest-earning assets	865,310	10,433	4.82%	523,521	6,685	5.11%
Less allowance for loan losses	(4,608)			(3,655)
Total non-interest earning assets	88,123			27,809
Total assets	$948,825			$547,675
Liabilities & Shareholders’ equity
Interest-bearing demand and savings deposits	$295,349	$490	0.66%	$149,956	$350	0.93%
Time deposits	246,673	1,235	2.00%	175,274	836	1.91%
Total interest-bearing deposits	542,022	1,725	1.27%	325,230	1,186	1.46%
FHLB advances and other borrowings	130,116	675	2.07%	82,608	637	3.08%
Total interest-bearing liabilities	672,138	2,400	1.43%	407,838	1,823	1.79%
Demand deposits and other liabilities	184,197			90,150
Total liabilities	856,335			497,988
Shareholders’ equity	92,490			49,687
Total liabilities and shareholders’ equity	$948,825			$547,675
Interest rate spread			3.39%			3.32%
Net interest income and margin		$8,033	3.71%		$4,862	3.70%

(1)	Annualized.
(2)	Computed on a fully taxable equivalent basis.
(3)	Non-accrual loans have been included in the computations of average loan balances.

The increase in average interest-earning assets was primarily driven by an increase in average investment securities and average loans and resulted in increased interest income during the first three months of 2020. Total interest income increased by $3.7 million, or 56.1%, for the three-month period ended March 31, 2020 as compared to the same period in 2019.

Interest expense increased by $577 thousand, or 31.7% to $2.4 million for the three months ended March 31, 2020 as compared to $1.8 million during the first three months of 2019. Average interest bearing-liabilities increased by 64.8% for the three-month period ended March 31, 2020, as compared to the same period in 2019.

Net interest income for the three-month period ended March 31, 2020 was $8.0 million as compared to $4.8 million for the same period in 2019, an increase of 65.5%. The increase in net interest income during the period is primarily attributable to an increase in average earning assets from the acquisition of VCB in late 2019.  Average earning assets increased $341.8 million to $865.3 million at March 31, 2020 compared to $523.5 million at March 31, 2019.

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following rate-volume variance analysis shows the year-to-date changes in the components of net interest income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

	Three Months Ended March 31,
	2020 vs. 2019
	Increase/ (Decrease) Due to		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest Income
Taxable investments	$546	$(226)	$320
Tax-free investments	(22)	2	(20)
Interest bearing deposits in other banks	115	(95)	20
Federal funds sold	(1)	1	—
Loans available for sale	262	(106)	156
Loans held for investment	3,164	109	3,273
Total interest income	$4,064	$(315)	$3,749
Interest Expense
Interest-bearing demand and savings deposits:	$339	$(199)	$140
Time deposits	340	59	399
FHLB advances and other borrowings	367	(328)	39
Total interest expense	1,046	(468)	578
Change in Net Interest Income	$3,018	$153	$3,171

Provision for Loan Losses. The provision for loan losses was $575 thousand during the three-month period ended March 31, 2020 as compared to $295 thousand during the three months ended March 31, 2019. Net charge-offs for such periods amounted to $250 thousand during the period ended March 31, 2020 and $131 thousand in net charge-offs for the period ended March 31, 2019. The increase in the provision for loan losses during the first three months of 2020 compared to the like period in 2019 was due to overall loan portfolio growth as well as changes in portfolio mix.

Non-Interest Income. Blue Ridge’s non-interest income sources include deposit service charges and other fees, gains/losses on sales of mortgages, and income from bank-owned life insurance. Non-interest income totaled $5.0 million for the three months ended March 31, 2020, compared to $3.9 million for the like period in 2019. The increase in non-interest income was due to an increase of $769 thousand related to the origination and sale of held for sale mortgages and an increase of $137 thousand related to service charges on deposit accounts from the addition of the VCB customer base.

Non-Interest Expense. Non-interest expense totaled $11.3 million for the three-month period ended March 31, 2020 as compared to $6.8 million for the same period in 2019, a 65.5% increase. This increase was primarily due to an increase in salaries and employee benefits of $3.1 million, or 72.9%, due to the employees retained in the acquisition of VCB in addition to the acquisition of LenderSelect Mortgage Group at the end of 2019. Additionally, occupancy expenses increased $255 thousand to $856 thousand for the three-month period ended March 31, 2020, compared to $602 thousand for the like period in 2019 mainly due to additional leased locations to support our mortgage division. Data processing fees increased $116 thousand to $466 thousand for the three-month period ended March 31, 2020 as compared to $350 thousand for the same period in 2019, an increase of 33.3%. This increase is due to additional core processing expenses related to onboarding the VCB customer base in the merger, in addition to carry over core integration expenses related to the acquisition of VCB.

Income Tax Expense. During the three months ended March 31, 2020, Blue Ridge recognized a provision for income taxes of $267 thousand, for an effective tax rate of 24.1%, as compared to a provision of $322 thousand, for an effective tax rate of 20.0% for the period ended March 31, 2019.

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

	At March 31,		At December 31,
	2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and financial	$82,177	12.23%	$77,282	11.93%
Agricultural	309	0.05%	446	0.07%
Real estate – construction, commercial	42,527	6.33%	38,039	5.87%
Real estate – construction, residential	27,152	4.04%	26,778	4.14%
Real estate – mortgage, commercial	256,543	38.21%	251,824	38.89%
Real estate – mortgage, residential	215,155	32.03%	208,494	32.20%
Real estate – mortgage, farmland	5,394	0.80%	5,507	0.85%
Consumer installment loans	42,409	6.31%	39,202	6.05%
Gross loans	671,666	100.00%	647,572	100.00%
Less: Unearned Income	(731)		(738)
Gross loans, net of unearned income	670,935		646,834
Less: Allowance for loan losses	(4,897)		(4,572)
Net loans	$666,038		$642,262
Loans and leases held for sale (not included in totals above)	$90,019		$55,646

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of our loan portfolio at March 31, 2020 and December 31, 2019 (dollars in thousands).

March 31, 2020	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and financial	$22,417	$30,696	$29,064	$82,177
Agricultural	39	270	—	309
Real estate – construction, commercial	13,085	23,050	6,392	42,527
Real estate – construction, residential	26,519	633	—	27,152
Real estate – mortgage, commercial	22,077	132,531	101,935	256,543
Real estate – mortgage, residential	10,126	41,777	163,252	215,155
Real estate – mortgage, farmland	416	2,455	2,523	5,394
Consumer installment loans	6,830	30,323	5,256	42,409
Gross loans	$101,509	$261,735	$308,422	$671,666
Fixed-rate loans	$66,791	$241,664	$136,480	$444,935
Floating-rate loans	34,718	20,071	171,942	226,731
Gross loans	$101,509	$261,735	$308,422	$671,666

December 31, 2019	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and financial	$22,634	$27,749	$26,899	$77,282
Agricultural	173	273	—	446
Real estate – construction, commercial	14,133	18,160	5,746	38,039
Real estate – construction, residential	26,279	499	—	26,778
Real estate – mortgage, commercial	28,085	125,687	98,052	251,824
Real estate – mortgage, residential	11,237	41,062	156,195	208,494
Real estate – mortgage, farmland	445	1,453	3,609	5,507
Consumer installment loans	3,154	30,870	5,178	39,202
Gross loans	$106,140	$245,753	$295,679	$647,572
Fixed-rate loans	$70,659	$223,941	$133,914	$428,514
Floating-rate loans	35,481	21,812	161,765	219,058
Gross loans	$106,140	$245,753	$295,679	$647,572

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

 Management believes that the allowance for loan losses is adequate. There can be no assurance, however, that adjustments to the provision for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; the impact of COVID-19; or changes in the circumstances of particular borrowers are criteria that could change and make adjustments to the provision for loan losses necessary.

The following table presents a summary of the provision and allowance for loan losses for the periods indicated:

	Three Months Ended March 31,	Year Ended December 31,
(Dollars in thousands)	2020	2019
Allowance, beginning of period	$4,572	$3,580
Charge-Offs
Commercial and industrial	$—	$(43)
Real estate, mortgage	—	(4)
Consumer and other loans	(319)	(914)
Total charge-offs	(319)	(961)
Recoveries
Commercial and industrial	1	—
Real estate, mortgage	—	6
Consumer and other loans	68	205
Total recoveries	69	211
Net charge-offs	(250)	(750)
Provision for loan losses	575	1,742
Allowance, end of period	$4,897	$4,572
Ratio of net charges-offs to average total loans outstanding during period	0.04%	0.02%

The allowance for loan losses includes specific and additional allowances for impaired loans and a general allowance applicable to all loan categories; however, management has allocated the allowance by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category. The allocation of the allowance at March 31, 2020 and December 31, 2019, and as a percent of the applicable loan segment, is as follows:

	March 31,		December 31,
(Dollars in thousands)	2020	% of Loans	2019	% of Loans
Commercial and industrial	$928	1.1%	$842	1.1%
Real estate – construction, commercial	246	0.6%	220	0.6%
Real estate – construction, residential	72	0.3%	60	0.2%
Real estate – mortgage, commercial	1,666	0.7%	1,602	0.6%
Real estate – mortgage, residential	526	0.2%	509	0.2%
Agricultural and farmland	9	0.2%	9	0.2%
Consumer installment	1,450	3.4%	1,330	3.4%
	$4,897	0.7%	$4,572	0.7%

Non-performing Assets. Non-performing assets consist of non-accrual loans; loans past due 90 days and still accruing interest, and other real estate owned (foreclosed properties). The level of non-performing assets decreased by $38 thousand during the first three months of 2020 to $5.1 million as of March 31, 2020, compared to $5.2 million at December 31, 2019. Blue Ridge has established specific loan loss reserves on impaired loans equal to the estimated collateral deficiency (if any), plus the cost of sale of the underlying collateral, as applicable.

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

The following is a summary of information pertaining to risk elements and non-performing assets:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans	$4,249	$4,790
Loans past due 90 days and still accruing	872	369
Total non-performing loans	$5,121	$5,159
Other real estate owned	—	—
Total non-performing assets	$5,121	$5,159
Allowance for loan losses to total loans held for investment	0.73%	0.71%
Allowance for loan losses to non-performing loans	95.63%	88.62%
Non-performing loans to total loans held for investment	0.76%	0.80%
Non-performing assets to total assets	0.50%	0.54%

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available-for-sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of Blue Ridge’s investment securities available-for-sale was $98.9 million at March 31, 2020, a decrease of $9.7 million, or 8.9% from $108.6 million at December 31, 2019. Investment securities held-to-maturity totaled $11.2 million and $12.2 million at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, the majority of the investment securities portfolio consisted of securities rated A to AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. Investment securities that were pledged to secure public deposits totaled $14.4 million and $11.8 million at March 31, 2020 and December 31, 2019, respectively.

Blue Ridge completes reviews for other-than-temporary impairment at least quarterly. At March 31, 2020 and December 31, 2019, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. Blue Ridge does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in Blue Ridge’s investment portfolio as of March 31, 2020 and December 31, 2019.

Blue Ridge holds restricted investments in equities of the Federal Reserve Bank of Richmond (“FRB”), FHLB, and through its correspondent bank, Community Bankers’ Bank (“CBB”). At March 31, 2020, Blue Ridge owned $6.9 million of FHLB stock, $2.1 million of FRB stock, and $248 thousand of CBB stock. At December 31, 2019, Blue Ridge owned $6.0 million of FHLB stock, $963 thousand of FRB stock, and $248 thousand of CBB stock.

The following table reflects the composition of Blue Ridge’s investment portfolio, at amortized cost, at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total
Held-to maturity
State and municipal	$11,219	10.2%	$12,192	10.1%
Available-for-sale
State and municipal	—	—	—	—
U. S. Treasury and agencies	1,000	0.9%	2,500	2.1%
Mortgage backed securities	87,255	79.2%	94,983	79.0%
Corporate bonds	10,754	9.8%	10,554	8.8%
Equity securities	—	—	—	—
Total investments	$110,228	100.0%	$120,229	100.0%

The following tables present the amortized cost of Blue Ridge’s investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at March 31, 2020 and December 31, 2019.

	At March 31, 2020
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to maturity
State and municipal	$451	3.1%	$1,627	3.5%	$3,764	3.5%	$5,377	3.5%
Available-for-sale
U. S. Treasury and agencies	—	—	500	1.8%	500	2.0%	—	—
Mortgage backed securities	—	—	—	—	10,157	3.1%	77,173	2.6%
Corporate bonds	—		1,500	5.3%	8,950	5.3%	229	6.9%
Total investments	$451		$3,627		$23,371		$82,779

	At December 31, 2019
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to maturity
State and municipal	$461	2.7%	$2,584	3.3%	$3,764	3.5%	$5,385	3.5%
Available-for-sale
State and municipal	—	—	—	—	—	—	—	—
U. S. Treasury and agencies	—	—	1,000	2.0%	1,500	2.1%	—	—
Mortgage backed securities	—	—	—	—	8,417	3.5%	86,639	2.9%
Corporate bonds	—		1,500	6.5%	8,750	4.5%	229	6.3%
Total investments	$461		$5,084		$22,431		$92,253

Deposits. The principal sources of funds for Blue Ridge are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit), primarily from its market area. Blue Ridge’s deposit base includes transaction accounts, time and savings accounts and other accounts that customers use for cash management purposes and which provide Blue Ridge with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable low-cost source of funding. Please refer to the average balance tables under “Net Interest Income” for information regarding the average balance of deposits, and average rates paid.

Approximately 34.2% of Blue Ridge’s deposits at March 31, 2020 were made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 36.1% at December 31, 2019.

The following tables provide a summary of Blue Ridge’s deposit base at March 31, 2020 and December 31, 2019 and the maturity distribution of certificates of deposit of $100,000 or more as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$178,482	—	$177,819	—
Interest-bearing – checking, savings and money market	327,951	0.66%	283,256	0.80%
Time deposits $100,000 or more	180,984	2.08%	178,121	2.24%
Other time deposits	81,743	1.66%	82,834	1.70%
Total deposits	$769,160		$722,030

Maturities of Time Deposits ($100,000 or greater)

(Dollars in thousands)	March 31, 2020	December 31, 2019
Maturing in:
3 months or less	$26,185	$28,455
Over 3 months through 6 months	35,039	24,646
Over 6 months through 12 months	23,853	28,922
Over 12 months	95,907	96,098
	$180,984	$178,121

Brokered and listing service deposits made up of both certificate of deposits and money market demand accounts totaled $47.3 million at March 31, 2020, a decrease of $2.5 million from $49.8 million at December 31, 2019.

Borrowings: The following table provides information on the balances and interest rates on total borrowings at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
FHLB borrowings	$140,900	$124,800
Weighted average interest rate	1.43%	1.92%

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

In addition to deposits, Blue Ridge has access to the different wholesale funding markets. These markets include the brokered certificate of deposit market, listing service deposit market, and the federal funds market. Blue Ridge is a member of the Promontory Interfinancial Network (“Promontory”), which allows banking customers to access Federal Deposit Insurance Corporation (the “FDIC”) insurance protection on deposits through Blue Ridge which exceed FDIC insurance limits. Blue Ridge also has one-way authority with Promontory for both their Certificate of Deposit Account Registry Service and Insured Cash Sweep products which provides Blue Ridge the ability to access additional wholesale funding as needed. Blue Ridge also maintains secured lines of credit with the FRB and the FHLB for which Blue Ridge can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces Blue Ridge’s reliance on any one source for funding.

Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.

Blue Ridge has established a formal liquidity contingency plan which provides guidelines for liquidity management. For Blue Ridge’s liquidity management program, it first determines current liquidity position and then forecasts liquidity based on anticipated changes in the balance sheet. In this forecast, Blue Ridge expects to maintain a liquidity cushion. Blue Ridge also stress tests its liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. Blue Ridge believes that it has sufficient resources to meet its liquidity needs.

Blue Ridge had a credit line available of $288.1 million with the FHLB with an outstanding balance of $155.9 million, including $140.9 million in advances and $15.0 million representing a letter of credit for use as pledging to the Commonwealth of Virginia to secure public deposits, as of March 31, 2020, leaving the remaining credit availability of $132.2 million at March 31, 2020. As of December 31, 2019, the outstanding balance of borrowings with the FHLB totaled $124.8 million.

Blue Ridge had four unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $38.0 million and $21.0 million at March 31, 2020 and December 31, 2019, respectively. These lines were not drawn upon at March 31, 2020 and December 31, 2019.

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

Regulatory agencies measure capital adequacy utilizing a formula that considers the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, the Bank’s minimum capital ratios are as follows:  7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total Risk-Based capital.   Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation.  The Bank was considered “well capitalized” for regulatory purposes at March 31, 2020 and December 31, 2019.

As noted above, regulatory capital levels for the Bank meet those established for “well capitalized” institutions. While the Bank is currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet Blue Ridge’s growth objectives or capitalize on specific business opportunities.

The following table shows the minimum capital requirement and the capital position at March 31, 2020 and December 31, 2019 for the Bank.

			Minimum Ratios
	March 31, 2020	December 31, 2019	To be “Adequately Capitalized”	To be “Well Capitalized”
Total Capital (to Risk Weighted Assets):
Bank	11.52%	11.96%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Bank	10.84%	11.28%	8.50%	8.00%
Tier 1 Capital (to Average Assets):
Bank	8.43%	8.08%	6.50%	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Bank	10.84%	11.28%	7.00%	6.50%

Off-Balance Sheet Activities

Standby letters of credit are conditional commitments issued by Blue Ridge to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers; Blue Ridge generally holds collateral supporting these commitments. In the event the customer does not perform in accordance with the terms of the agreement with the third party, Blue Ridge would be required to fund the commitment. The maximum potential amount of future payments Blue Ridge could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, Blue Ridge would be entitled to seek recovery from the customer. The maximum potential amount of future advances on standby letters of credit available through Blue Ridge at March 31, 2020 and December 31, 2019, totaled $3.6 million and $641 thousand, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Blue Ridge evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Blue Ridge upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate and income producing commercial properties.  The approved commitments to extend credit that was available but unused at March 31, 2020 and December 31, 2019 totaled $121.9 million and $107.7 million, respectively.

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

Blue Ridge employs an independent consulting firm to model its interest rate sensitivity. Blue Ridge uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how Blue Ridge expects rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two-year period and include rate changes of down 100 basis points to 300 basis points and up 100 basis points to 400 basis points. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

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

At March 31, 2020, Blue Ridge’s asset/liability position was considered to be asset sensitive based on its interest rate sensitivity model. Blue Ridge’s net interest income would increase by 5.6% in an up 100 basis point scenario and would increase 15.9% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, Blue Ridge’s net interest income would increase by 5.2% in an up 100 basis point scenario and would increase by 18.31% in an up 400 basis point scenario. At March 31, 2020, all interest rate risk stress tests measures were within Blue Ridge’s board policy established limits in each of the increased rate scenarios.

Additional information on Blue Ridge’s interest rate sensitivity for a static balance sheet over a one-year time horizon as of March 31, 2020 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
March 31, 2020
Change in interest rates (Basis points)	Percentage change in net interest income
+400	15.9%
+300	12.9%
+200	8.9%
+100	5.6%
0	—
-100	(3.1)%

Economic value of equity, (“EVE”), measures the period end market value of assets less the market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

The interest rate risk to capital at March 31, 2020 is shown below and reflects that Blue Ridge’s market value of capital is in a slightly asset sensitive position in which an increase in short-term interest rates is expected to generate higher market values of capital. At March 31, 2020, all EVE stress tests measures were within Blue Ridge’s board policy established limits.

Interest Rate Risk to Capital
March 31, 2020
Change in interest rates (basis points)	Percentage change in economic value of equity
+400	5.6%
+300	3.3%
+200	0.7%
+100	(0.8)%
0	—
-100	2.6%

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.  Risk Factors

In addition to the other information contained in this Form 10-Q, the following risk factor updates and supplements, and should be read together with, the risk factors previously disclosed in our Annual Report on Form 10- K for the year ended December 31, 2019.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.  See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect our business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus.  These measures, including shelter in place orders and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact our workforce and operations and the operations of our customers and business partners. In particular, we may experience adverse effects due to a number of operational factors impacting us or our customers or business partners, including but not limited to:

•	loan losses resulting from financial stress experienced by our borrowers, especially those operating in industries hardest hit by government measures to contain the spread of the virus;
•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•

as a result of the decline in the Federal Reserve’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread, and reducing net income;

•

operational failures, disruptions or inefficiencies due to changes in our normal business practices necessitated by our internal measures to protect our employees and government-mandated measures intended to slow the spread of the virus;

•	possible business disruptions experienced by our vendors and business partners in carrying out work that supports our operations;
•	decreased demand for our products and services due to economic uncertainty, volatile market conditions and temporary business closures;
•	potential financial liability, loan losses, litigation costs or reputational damage resulting from our origination of PPP loans; and
•	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

The extent to which the pandemic impacts our business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect.  Further, our loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the 90-day deferral period.  As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and we cannot predict the full extent of the impacts on our business, our operations or the global economy as a whole.  To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Item 6.Exhibits

3.2	Bylaws of Blue Ridge Bankshares, Inc., as amended (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 17, 2020).
31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.#Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: May 15, 2020	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Amanda G. Story
Amanda G. Story
Chief Financial Officer