Form 10-Q
period 2020-06-30
BLUE RIDGE BANKSHARES, INC.
filed 2020-08-14
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, the registrant had 5,718,621 shares of common stock, no par value per share, outstanding.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Cash and due from banks	$241,136	$60,026
Federal funds sold	452	480
Securities available for sale, at fair value	104,481	108,571
Securities held to maturity, at cost	-	12,192
Restricted equity securities, at cost	9,522	8,134
Loans held for sale	127,796	55,646
Loans, net of unearned income	1,021,465	646,834
Less allowance for loan losses	(8,206)	(4,572)
Loans, net	1,013,259	642,262
Premises and equipment, net	15,411	13,651
Cash surrender value of life insurance	14,919	14,734
Goodwill	19,892	19,915
Other intangible assets	3,372	3,718
Other assets	35,558	21,482
Total assets	$1,585,798	$960,811

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$285,232	$177,819
Interest-bearing	680,625	544,211
Total deposits	965,857	722,030
Other borrowings	478,411	124,800
Subordinated debentures, net of issuance costs	24,472	9,800
Other liabilities	21,898	11,844
Total liabilities	1,490,638	868,474
Stockholders’ Equity:
Common stock, no par value; 25,000,000 and 10,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 5,653,621 and 5,658,585 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	66,353	66,204
Additional paid-in capital	252	252
Retained earnings	31,675	25,428
Accumulated other comprehensive income (loss)	(3,349)	229
	94,931	92,113
Noncontrolling interest	229	224
Total stockholders’ equity	95,160	92,337
Total liabilities and stockholders’ equity	$1,585,798	$960,811

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$12,443	$6,599	$21,987	$12,713
Interest on taxable securities	683	977	1,513	1,468
Interest on nontaxable securities	40	62	89	127
Interest on federal funds sold	1	3	1	4
Total interest income	13,167	7,641	23,590	14,312
Interest expense:
Interest on deposits	1,650	1,542	3,375	2,728
Interest on subordinated debentures	266	177	443	354
Interest on other borrowings	606	719	1,104	1,179
Total interest expense	2,522	2,438	4,922	4,261
Net interest income	10,645	5,203	18,668	10,051
Provision for loan losses	3,500	600	4,075	895
Net interest income after provision for loan losses	7,145	4,603	14,593	9,156
Non-interest income:
Service charges on deposit accounts	183	153	454	288
Mortgage brokerage income	4,210	738	5,030	1,863
Gain on sale of mortgages	9,498	3,194	12,539	5,161
Mortgage servicing income	1,596	-	1,596	-
Income from investment in life insurance contracts	92	760	185	815
Other income	946	538	1,718	1,155
Total other income	16,525	5,383	21,522	9,282
Non-interest expenses:
Salaries and employee benefits	10,920	4,824	18,261	9,070
Occupancy and equipment	875	639	1,732	1,241
Data processing fees	658	306	1,125	656
Legal, issuer, and regulatory filing fees	339	589	537	635
Advertising fees	129	220	353	415
Communications	187	101	322	212
Debit card	171	78	328	160
Audit and accounting fees	149	52	192	88
FDIC insurance	230	95	381	170
Other contractual services	179	105	354	180
Other taxes and assessments	245	258	469	319
Other operating	1,726	896	3,090	1,865
Total other expenses	15,808	8,163	27,144	15,011
Income before income tax	7,862	1,823	8,971	3,427
Income tax expense	1,644	288	1,912	610
Net income	$6,218	$1,535	$7,059	$2,817
Net (Income) loss attributable to noncontrolling interest	4	(5)	(5)	(18)
Net Income attributable to Blue Ridge Bankshares, Inc.	$6,222	$1,530	$7,054	$2,799
Net Income available to Common Stockholders	$6,222	$1,530	$7,054	$2,799
Basic earnings per common share	$1.10	$0.35	$1.25	$0.73
Diluted earnings per common share	$1.10	$0.35	$1.25	$0.73

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$6,218	$1,535	$7,059	$2,817
Other comprehensive income:
Gross unrealized gains (losses) on securities available for sale arising during the period	(59)	666	(671)	854
Income tax (expense) benefit	12	(140)	141	(148)
	(47)	526	(530)	706

Unrealized losses on interest rate swaps	(694)	—	(3,858)	—
Income tax benefit	146	—	810	—
	(548)	—	(3,048)	—

Other comprehensive income (loss), net of tax	(595)	526	(3,578)	706
Comprehensive income	$5,623	$2,061	$3,481	$3,523
Comprehensive (income) loss attributable to noncontrolling interest	$4	$(5)	$(5)	$(18)
Comprehensive income attributable to Blue Ridge Bankshares, Inc.	$5,627	$2,056	$3,476	$3,505

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except share and per share data)

(Unaudited)

Three Months Ended June 30, 2020 and 2019

	Common Stock & Related Surplus	Contributed Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, March 31, 2019	$38,659	$252	$23,973	$(438)	$221	$62,667
Net income	—	—	1,530	—	5	1,535
Other comprehensive income	—	—	—	526	—	526
Dividends on common stock ($0.1425 per share)	—	—	(617)	—	—	(617)
Issuance of restricted common stock, net of forfeitures	31	—	—	—	—	31
Noncontrolling interest capital distributions	—	—	—	—	(8)	(8)
Balance, June 30, 2019	$38,690	$252	$24,886	$88	$218	$64,134

Balance, March 31, 2020	$66,283	$252	$26,260	$(2,754)	$233	$90,274
Net income	—	—	6,222	—	(4)	6,218
Other comprehensive loss	—	—	—	(595)	—	(595)
Dividends on common stock ($0.1425 per share)	—	—	(807)	—	—	(807)
Issuance of restricted common stock, net of forfeitures	70	—	—	—	—	70
Balance, June 30, 2020	$66,353	$252	$31,675	$(3,349)	$229	$95,160

Six Months Ended June 30, 2020 and 2019

	Common Stock & Related Surplus	Contributed Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2018	$16,453	$252	$23,321	$(618)	$213	$39,621
Net income	—	—	2,799	—	18	2,817
Other comprehensive income	—	—	—	706	—	706
Dividends on common stock ($0.2850 per share)	—	—	(1,234)	—	—	(1,234)
Noncontrolling interest capital distributions	—	—	—	—	(13)	(13)
Issuance of restricted common stock, net of forfeitures	92	—	—	—	—	92
Issuance of common stock (1,536,731 shares), net of capital raise expenses	22,145	—	—	—	—	22,145
Balance, June 30, 2019	$38,690	$252	$24,886	$88	$218	$64,134

Balance, December 31, 2019	$66,204	$252	$25,428	$229	$224	$92,337
Net income	—	—	7,054	—	5	7,059
Other comprehensive loss	—	—	—	(3,578)	—	(3,578)
Dividends on common stock ($0.1425 per share)	—	—	(807)	—	—	(807)
Issuance of restricted common stock, net of forfeitures	149	—	—	—	—	149
Balance, June 30, 2020	$66,353	$252	$31,675	$(3,349)	$229	$95,160

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(dollars in thousands)

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$7,059	$2,817
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	443	250
Deferred income taxes	85	8
Provision for loan losses	4,075	895
Proceeds from sale of loans held for sale, originated	315,200	143,623
Gain on sale of loans held for sale, originated	(12,539)	(5,161)
Loans held for sale, originated	(392,926)	(159,240)
Loss on disposal of premises and equipment	4	2
Loss on sale of other real estate owned	—	33
Non-cash equity compensation, net	149	92
Investment amortization expense, net	559	161
Amortization of subordinated debt issuance costs	20	16
Amortization of other intangibles	347	233
Earnings on life insurance	(185)	(815)
Decrease in Goodwill	23	—
Increase in other assets	(16,863)	(11,254)
Increase in accrued expenses	10,057	8,608
Net cash used in operating activities	(84,492)	(19,732)
Cash flows used in investing activities:
Net (increase) decrease in federal funds sold	28	64
Purchase of securities available for sale	(8,434)	(95,743)
Proceeds from securities available for sale	22,276	4,523
Proceeds from securities held for investment	1,210	300
Purchase of insurance policies	—	(600)
Redemption of insurance policies	—	1,058
Net change in restricted equity securities	(1,389)	(3,138)
Net increase in loans held for investment	(375,073)	(37,783)
Net (increase) decrease in loans held for sale, participations	18,115	(11,964)
Purchase of premises and equipment	(2,212)	(285)
Proceeds from sale of premises and equipment	6	13
Capital calls of SBIC funds and other investments	(211)	(235)
Nonincome distributions from limited liability companies	2	106
Net cash used in investing activities	(345,682)	(143,684)
Cash flows from financing activities:
Net increase in deposits	243,826	83,956
Common stock dividends paid	(806)	(1,247)
Federal Home Loan Bank advances	311,900	171,100
Federal Home Loan Bank repayments	(312,700)	(106,000)
Federal Reserve PPPLF advances	354,412	—
Issuance of subordinated debt	15,000	—
Payment of subordinated debt issuance costs	(348)	—
Issuance of common stock	—	22,145
Net cash provided by financing activities	611,284	169,954
Net increase in cash and due from banks	181,110	6,538
Cash and due from banks at beginning of period	60,026	15,026
Cash and due from banks at end of period	$241,136	$21,564
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,056	$3,796
Noncash item - transfer of held to maturity securities to available for sale	10,980	—

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Blue Ridge Bankshares, Inc. (the “Company” or “Blue Ridge”) include the accounts of Blue Ridge Bank, N.A. (the “Bank”), PVB Properties, LLC, VCB Services, LLC, and MoneyWise Payroll Solutions, Inc. (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company operates under the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission, while the Bank operates under a national charter subject to the supervision and regulation of the Office of the Comptroller of the Currency (the “OCC”).  The Bank provides commercial banking services to customers located primarily in the Piedmont, Southside, and Shenandoah Valley regions of the Commonwealth of Virginia and also operates under the name Carolina State Bank in Greensboro, North Carolina. Mortgage lending services are provided in these regions as well with additional mortgage offices located in Northern Virginia, Maryland, North Carolina, and South Carolina.

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

Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The Company had no dilutive common shares outstanding at June 30, 2020 and 2019. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2020 and 2019.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income	$6,218,000	$1,535,000	$7,059,000	$2,817,000
Net (income) loss attributable to noncontrolling interest	4,000	(5,000)	(5,000)	(18,000)
Net income available to common shareholders	$6,222,000	$1,530,000	$7,054,000	$2,799,000
Weighted average common shares	5,659,367	4,329,113	5,661,877	3,821,079
Effect of dilutive securities	—	—	—	—
Diluted average common shares	5,659,367	4,329,113	5,661,877	3,821,079
Earnings per common share	$1.10	$0.35	$1.25	$0.73
Diluted earnings per common share	$1.10	$0.35	$1.25	$0.73

Note 1 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. As a “smaller reporting company” under Securities and Exchange Commission (“SEC”) rules, the Company will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third-party vendor to assist in the measurement of expected credit losses under this standard. The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (ASC) 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.  The Company is currently assessing the impact.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years. Early adoption is permitted The Company is currently assessing the impact that ASU 2020-01 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. To facilitate an orderly transition from interbank offered rates (“IBORs”) and other benchmark rates to alternative reference rates (“ARRs”), the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

Note 1 – Summary of Significant Accounting Policies, continued

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company meets this expanded category of small reporting company.  If the Company’s annual revenues exceed $100 million, its category will change to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of ICFR, but the external auditor attestation of ICFR is not required for smaller reporting companies.

In March 2020, various regulatory agencies, including the Federal Reserve and the OCC, (the agencies), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  As of August 7, 2020, the Company has executed 545 of these deferrals on outstanding loan balances of $104.8 million.  This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Note 2 – Acquisition

On December 15, 2019, the Company completed the acquisition of Virginia Community Bankshares, Inc. (“VCB”), the holding company for Virginia Community Bank, pursuant to the terms of the Agreement and Plan of Reorganization, dated May 13, 2019, between the Company and VCB.  Under the agreement, VCB’s shareholders had the right to receive, at the holder’s election, either $58.00 per share in cash or 3.05 shares of the Company’s common stock, subject to the allocation and proration procedures set forth in the agreement, plus cash in lieu of fractional shares.

Note 2 – Acquisition, continued

A summary of the assets received and liabilities assumed and related adjustments are as follows:

Assets	As Recorded by Virginia Community Bankshares, Inc.	Adjustments		As Recorded by Blue Ridge Bankshares, Inc.
Cash and due from banks	$9,678,700	$—		$9,678,700
Investment securities available-for-sale	43,419,481	(470,191)	(1)	42,949,290
Restricted equity securities	302,700	—		302,700
Held-for-investment loans	173,871,523	(900,020)	(2)	172,971,503
Furniture, fixtures, and equipment	6,435,695	3,296,872	(3)	9,732,567
Other real estate owned	87,427	(87,427)	(4)	-
Accrued interest receivable	864,154	-		864,154
Core deposit intangible	-	1,690,000	(5)	1,690,000
Other assets	8,069,497	549,976	(6)	8,619,473
Total assets acquired	$242,729,177	$4,079,210		$246,808,387

Liabilities
Deposits	$217,953,153	$118,621	(7)	$218,071,774
Other liabilities	1,296,520	-		1,296,520
Total liabilities assumed	$219,249,673	$118,621		$219,368,294

Net assets acquired				27,440,093
Total consideration paid				44,048,371
Goodwill				$16,608,278

(1)	Adjustment to reflect estimated fair value of security portfolio
(2)	Adjustment to reflect estimated fair value and credit mark on loans of $(2,318,569), and elimination of VCB’s allowance for loan and lease losses
(3)	Adjustment to reflect estimated fair value of furniture, fixtures, and equipment
(4)	Adjustment to reflect estimated fair value of Other Real Estate Owned (“OREO”)
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

Note 3 – Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their fair value and investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost. The amortized cost and fair values of investment securities at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$12,150	$115	$—	$12,265
Mortgage backed securities	80,713	1,254	1,366	80,601
Corporate bonds	11,754	79	218	11,615

	$104,617	$1,448	$1,584	$104,481

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and agencies	$2,500	$—	$51	$2,449
Mortgage backed securities	94,983	654	152	95,485
Corporate bonds	10,554	87	4	10,637
	$108,037	$741	$207	$108,571
Held to maturity
State and municipal	$12,192	$464	$2	$12,654
Total Investment Securities	$120,229	$1,205	$209	$121,225

The amortized cost and fair value of securities at June 30, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Securities Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$595	$596
Due after one year through five years	4,629	4,551
Due after five years through ten years	24,492	23,448
Due after ten years	74,901	75,886
Total	$104,617	$104,481

Note 3 – Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type at June 30, 2020 and December 31, 2019 is as follows:

June 30, 2020	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed	$27,815	$(1,349)	$936	$(17)	$28,751	$(1,366)
Corporate bonds	5,284	(216)	398	(2)	5,682	(218)
Total	$33,099	$(1,565)	$1,334	$(19)	$34,433	$(1,584)

December 31, 2019	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and Municipal	$333	$(2)	$—	$—	$333	$(2)
U.S. Treasury and Agency	—	—	1,949	(51)	1,949	(51)
Mortgage backed	27,901	(82)	5,348	(70)	33,249	(152)
Corporate bonds	—	—	896	(4)	896	(4)
Total	$28,234	$(84)	$8,193	$(125)	$36,427	$(209)

Other investments (in thousands) at June 30, 2020 consist of stock in the Federal Home Loan Bank of Atlanta (the”FHLB”) (carrying basis $6,134), Federal Reserve Bank of Richmond (“FRB”) stock (carrying basis $2,145), and various other investments (carrying basis $1,243). These investments are classified as restricted equity securities on the consolidated balance sheet.

The Company had pledged securities (in thousands) of $58,971 and $68,255 at June 30, 2020 and December 31, 2019, respectively to the FHLB and the Treasury Board of Virginia at the Community Bankers’ Bank to secure public deposits.

Note 4 – Loans

Loans held for investment outstanding at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
(in thousands)
Commercial and industrial	$437,160	$77,728
Real estate – construction, commercial	45,777	38,039
Real estate – construction, residential	23,406	26,778
Real estate – mortgage, commercial	263,793	251,824
Real estate – mortgage, residential	212,002	208,494
Real estate – mortgage, farmland	4,803	5,507
Consumer installment loans	44,897	39,202
Gross loans	1,031,838	647,572
Less: Unearned income	(10,373)	(738)
Total	$1,021,465	$646,834

The Company has pledged loans held for investment (in thousands) as collateral for borrowings with the FHLB totaling $166,932 and $146,075 as of June 30, 2020 and December 31, 2019, respectively.

Note 4 – Loans, continued

In December 2019, as a result of the Company’s acquisition of VCB, the acquired loan portfolio was initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of these acquired loans included in the consolidated statement of condition as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
(in thousands)
Purchased credit impaired acquired VCB loans evaluated individually for future credit losses
Outstanding principal balance	$1,352	$1,504
Carrying amount	1,183	1,315

Other acquired VCB loans
Outstanding principal balance	121,958	172,279
Carrying amount	120,621	170,151

Total acquired VCB loans
Outstanding principal balance	123,310	173,783
Carrying amount	121,804	171,466

The following table presents changes for the six months and year ended June 30, 2020 and December 31, 2019, respectively, in the accretable yield on the VCB purchased credit impaired loans for which the Company applies ASC 310-30:

	June 30, 2020	December 31, 2019
(in thousands)
Balance beginning of period	$188	$—
Accretable yield at acquisition date	—	190
Additions	(22)	—
Accretion	(36)	(3)
Other changes, net	39	1
Balance end of period	169	188

The following table presents the aging of the recorded investment of past due loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$449	$52	$58	$414	$973	$436,187	$437,160
Real estate – construction, commercial	—	—	—	908	908	44,869	45,777
Real estate – construction, residential	—	—	—	—	—	23,406	23,406
Real estate – mortgage, commercial	211	965	387	1,375	2,938	260,855	263,793
Real estate – mortgage, residential	931	41	1,858	477	3,307	208,695	212,002
Real estate - mortgage, farmland	—	—	—	—	—	4,803	4,803
Consumer installment loans	556	53	17	678	1,304	43,593	44,897
Less: Unearned income	—	—	—	—	—	(10,373)	(10,373)
	$2,147	$1,111	$2,320	$3,852	$9,430	$1,012,035	$1,021,465

Note 4 – Loans, continued

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$1,652	$—	$—	$441	$2,093	$75,635	$77,728
Real estate – construction, commercial	820	—	—	929	1,749	36,290	38,039
Real estate – construction, residential	241	—	—	—	241	26,537	26,778
Real estate – mortgage, commercial	3,194	—	—	1,931	5,125	246,699	251,824
Real estate – mortgage, residential	319	217	369	713	1,618	206,876	208,494
Real estate – mortgage, farmland	—	—	—	—	—	5,507	5,507
Consumer installment loans	894	408	—	776	2,078	37,124	39,202
Less: Unearned income	—	—	—	—	—	(738)	(738)
	$7,120	$625	$369	$4,790	$12,904	$633,930	$646,834

Note 5 – Allowance for Loans Losses

A summary of changes in the allowance for loans losses for the six months ended June 30, 2020 and year ended December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
(in thousands)
Allowance, beginning of period	$4,572	$3,580
Charge-Offs
Commercial and industrial	$—	$(43)
Real estate, mortgage	—	(4)
Consumer and other loans	(574)	(914)
Total charge-offs	(574)	(961)
Recoveries
Commercial and industrial	$1	$—
Real estate, mortgage	—	6
Consumer and other loans	132	205
Total recoveries	133	211
Net charge-offs	(441)	(750)
Provision for loan losses	4,075	1,742
Allowance, end of period	$8,206	$4,572

Note 5 – Allowance for Loans Losses, continued

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2020
Commercial and industrial	$259	$436,901	$437,160
Real Estate – construction, commercial	—	45,777	45,777
Real Estate – construction, residential	—	23,406	23,406
Real Estate – mortgage, commercial	338	263,455	263,793
Real Estate – mortgage, residential	767	211,235	212,002
Real Estate – mortgage, farmland	—	4,803	4,803
Consumer installment loans	—	44,897	44,897
Gross loans	1,364	1,030,474	1,031,838
Less: Unearned income	—	(10,373)	(10,373)
Total	$1,364	$1,020,101	$1,021,465

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2019
Commercial and industrial	$280	$77,448	$77,728
Real Estate – construction, commercial	—	38,039	38,039
Real Estate – construction, residential	—	26,778	26,778
Real Estate – mortgage, commercial	733	251,091	251,824
Real Estate – mortgage residential	395	208,099	208,494
Real Estate – mortgage, farmland	—	5,507	5,507
Consumer installment loans	—	39,202	39,202
Gross loans	1,408	646,164	647,572
Less: Unearned income	—	(738)	(738)
Total	$1,408	$645,426	$646,834

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	June 30, 2020
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$767	$767	$—	$581	$—
With an allowance recorded:
Commercial and industrial	259	259	81	265	1
Real estate – mortgage, commercial	338	338	98	376	2
	$1,364	$1,364	$179	$1,222	$3

Note 5 – Allowance for Loans Losses, continued

	December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$395	$395	$—	$527	$7
With an allowance recorded:
Commercial and industrial	280	280	143	286	2
Real estate – mortgage, commercial	733	733	98	734	5
	$1,408	$1,408	$241	$1,547	$14

Purchased loans from the 2016 River Bancorp, Inc. acquisition had remaining balances (in thousands) of $14,910 and 19,686 as of June 30, 2020 and December 31, 2019, respectively. Of these balances three loan relationships were considered specifically impaired purchased credit-impaired loans. One of these relationships was resolved during 2018 and the Company recovered $200 of the balance previously written-off. During the first quarter of 2019, another loan relationship was resolved and the Company recovered $200 of the balance previously written-off. At June 30, 2020, the remaining specifically impaired purchased-credit impaired (“PCI”) loans totaled $2,191 with a specific impairment of $190. The following table presents the recorded investment in the segments of the River Bancorp, Inc. purchased loans as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Real Estate
Construction loans and all land development and other land loans	$908	$1,397
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	2,631	2,709
Secured by first liens	5,896	6,971
Secured by junior liens	385	394
Secured by multifamily (five or more) residential properties	58	63
Loans secured by owner-occupied, nonfarm nonresidential properties	4,046	4,459
Loans secured by other nonfarm nonresidential properties	—	2,322
Commercial and Industrial	906	1,272
Other
Other revolving credit plans	19	26
Automobile loans	8	10
Other consumer loans	53	63
Total	$14,910	$19,686

Note 5 – Allowance for Loans Losses, continued

The following table presents the Company’s loan portfolio by internal loan grade (in thousands) as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$351,175	$1,264	$35,962	$39,454	$7,636	$876	$793	$437,160
Real Estate – construction, commercial	—	2,027	25,410	17,295	101	—	944	45,777
Real Estate – construction, residential	—	—	6,730	13,043	3,633	—	—	23,406
Real Estate – mortgage, commercial	—	3,897	132,939	113,272	9,421	1,777	2,487	263,793
Real Estate – mortgage residential	—	3,394	103,560	99,957	3,073	246	1,772	212,002
Real Estate – mortgage, farmland	933	50	1,674	2,146	—	—	—	4,803
Consumer installment loans	285	43	17,746	25,970	157	4	692	44,897
Gross loans	352,393	10,675	324,021	311,137	24,021	2,903	6,688	1,031,838
Less: Unearned income								(10,373)
Total								$1,021,465

	December 31, 2019
	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$1,509	$1,042	$35,180	$37,458	$568	$1,488	$483	$77,728
Real Estate – construction, commercial	—	1,454	24,667	10,850	102	—	966	38,039
Real Estate – construction, residential	—	139	9,355	14,331	2,953	—	—	26,778
Real Estate – mortgage, commercial	—	4,971	118,488	114,598	9,273	1,935	2,559	251,824
Real Estate – mortgage residential	—	4,611	100,665	98,116	3,470	130	1,502	208,494
Real Estate – mortgage, farmland	1,467	134	1,736	2,170	—	—	—	5,507
Consumer installment loans	293	72	17,872	20,067	116	—	782	39,202
Gross loans	3,269	12,423	307,963	297,590	16,482	3,553	6,292	647,572
Less: Unearned income								(738)
Total								$646,834

The Company also utilizes the grades 8 (Doubtful) and 9 (Loss). There were no loans classified in these categories at June 30, 2020 and December 31, 2019.

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

Note 6 – Goodwill and Intangibles

The balance in goodwill is the result of a branch acquisition in Charlottesville, Virginia in 2011, the acquisition of River Bancorp, Inc. in 2016, the acquisition of a mortgage line of business in 2018, the 35% acquisition of Hammond Insurance Agency, Inc in 2019, and the acquisition of Virginia Community Bankshares, Inc. in 2019.  The purpose of these acquisitions was to expand the geographic service area by targeting attractive markets with potential to provide continued balance sheet growth and new opportunities for the Company. Management evaluates at least annually the recorded value of goodwill.  Goodwill is not an amortizing intangible.  In the event the asset suffers a decline in value based on criteria established in governing accounting standards, an impairment will be recorded.

	June 30, 2020	December 31, 2019
Goodwill
Charlottesville Branch Acquisition	$366	$366
River Bancorp, Inc. Acquisition	1,728	1,728
Mortgage Business Acquisition	600	600
Hammond Insurance Agency Acquisition	613	613
Virginia Community Bankshares, Inc. Acquisition	16,585	16,608
	$19,892	$19,915

Information concerning amortizable intangibles included in other assets on the balance sheet is as follows:

	June 30, 2020	December 31, 2019
Amortizable Intangibles
Customer-Based Intangible - MoneyWise Payroll	$443	$541
Customer-Based Intangible - Hammond Insurance Agency	358	375
Customer-Based Intangible - LenderSelect Mortgage Group	679	720
Core Deposit Intangible - River Community Bank	133	211
Core Deposit Intangible - Virginia Community Bank	1,552	1,690
Other	207	181
	$3,372	$3,718

Beginning the second quarter of 2020, the Company began recording mortgage servicing rights.  At June 30, 2020, the Company was servicing approximately $213.5 million of loans originated by the mortgage division and sold to the secondary market.  The initial recording of the mortgage servicing rights was at fair value and occurred in June 2020 and resulted in both an asset and mortgage loan servicing income of $1.6 million. Subsequently, the mortgage servicing asset will be measured using the amortization method and evaluated for impairment each quarter end.

Note 7 - Derivative Financial Instruments and Hedging Activities

During the first quarter of 2019, the Company entered into an interest rate swap agreement (‘‘swap agreement’’) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with a highly rated third-party financial institution. This back-to-back swap agreement is a free-standing derivative and is recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of June 30, 2020.

	June 30, 2020
	Notional Amount	Fair Value
(in thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$2,123	$399
Pay Fixed/Receive Variable Swaps	2,123	(399)

Note 7 - Derivative Financial Instruments and Hedging Activities, continued

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

The Company had cash collateral with the counterparty of these hedges of $5.0 million as of June 30, 2020.

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

Note 8 – Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan that covers eligible employees. Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Bank matches 100% of an employee’s contribution up to 5% of his or her salary following one year of continuous service and the benefits vest immediately. The Company’s Board of Directors may make additional contributions at its discretion. Employees become eligible to participate in the discretionary contributions after one year of continuous service and the benefits vest over a five-year period. For the three months ended June 30, 2020 and 2019, total expenses attributable to this plan were $163,919 and $139,181, respectively.  For the six months ended June 30, 2020 and 2019, total expenses attributable to this plan were $329,649 and $272,348, respectively.

Note 8 – Employee Benefit Plan, continued

In 2013, the Company established an ESOP that covers eligible employees. Benefits in the ESOP vest over a five-year period. Contributions to the plan are made at the discretion of the Board of Directors and may include both the matching component to employees’ elective deferrals into the 401(k) plan and discretionary profit contributions. The ESOP held 104,058 and 79,800 total shares of Company’s common stock at June 30, 2020 and December 31, 2019, respectively. All shares issued to and held by the ESOP are considered outstanding in the computation of earnings per share. The plan or the Company is required to purchase shares from separated employees at a price determined by an established securities market, otherwise a third-party valuation is required.

Note 9 – Stock-Based Compensation

The Company has granted restricted stock awards to employees under the Blue Ridge Bankshares, Inc. Equity Incentive Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the vesting period. Non-cash compensation expense recognized in the Consolidated Statements of Income related to restricted stock awards, net of forfeitures, was $70 thousand and $31 thousand for the three months ended June 30, 2020 and 2019, respectively, and $149 and $92 for the six months ended June 30, 2020 and 2019, respectively.  The fair value of restricted stock awards outstanding at June 30, 2020 and December 31, 2019 was $1.1 million and $1.3 million, respectively.

Note 10 – Fair Value

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

Note 10– Fair Value, continued

The following tables present the balances of financial assets measured at fair value on a recurring basis:

	June 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Available for sale securities
State and municipal	$12,265	$—	$12,265	$—
Mortgage backed securities	80,601	—	80,601	—
Corporate bonds	11,615	—	11,615	—
Total securities available for sale	$104,481	$—	$104,481	$—

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available for sale securities
U.S. Treasury and agencies	$2,449	$—	$2,449	$—
Mortgage backed securities	95,485	—	95,485	—
Corporate bonds	10,637	—	10,637	—
Total securities available for sale	$108,571	$—	$108,571	$—

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

The Company had no OREO at June 30, 2020 and December 31, 2019.

Note 11 – Disclosures About Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments at the dates presented are as follows:

		Fair Value Measurements at June 30, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
(in thousands)
Financial Assets
Cash and short-term investments	$241,136	$241,136	$—	$—	$241,136
Federal funds sold	452	452	—	—	452
Investment securities	114,003	—	114,003	—	114,003
Loans held for sale	127,796	—	127,796	—	127,796
Net loans held for investment	1,013,259	—	—	1,013,388	1,013,388
Accrued interest receivable	4,119	—	4,119	—	4,119
Bank-owned life insurance	14,919	—	14,919	—	14,919
Financial Liabilities
Deposits	965,857	—	690,229	283,368	973,597
Other borrowed funds	478,411	—	476,750	—	476,750
Subordinated debt, net	24,472	—	—	24,472	24,472
Accrued interest payable	678	—	678	—	678

		Fair Value Measurements at December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
(in thousands)
Financial Assets
Cash and short-term investments	$60,026	$60,026	$—	$—	$60,026
Federal funds sold	480	480	—	—	480
Investment securities	128,897	—	129,359	—	129,359
Loans held for sale	55,646	—	55,646	—	55,646
Net loans held for investment	642,262	—	—	643,878	643,878
Accrued interest receivable	2,590	—	2,590	—	2,590
Bank-owned life insurance	14,734	—	14,734	—	14,734
Financial Liabilities
Deposits	722,030	—	542,805	168,736	711,541
Other borrowed funds	124,800	—	124,971	—	124,971
Subordinated debt, net	9,800	—	—	9,784	9,784
Accrued interest payable	706	—	706	—	706

Note 12 – Business Segments

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

The following tables present revenues and expenses by segment for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended June 30, 2020
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$12,433	$733	$—	$1	$—	$13,167
Service charges on deposit accounts	183	—	—	—	—	183
Mortgage banking income, net	—	15,304	—	—	—	15,304
Payroll processing revenue	—	—	212	—	—	212
Other operating income	832	—	—	—	(6)	826
Total income	13,448	16,037	212	1	(6)	29,692
Expenses:
Interest expense	2,187	69	—	266	—	2,522
Provision for loan losses	3,500	—	—	—	—	3,500
Salary and benefits	2,955	7,858	107	—	—	10,920
Other operating expenses	3,088	1,676	130	—	(6)	4,888
Total expense	11,730	9,603	237	266	(6)	21,830
Income (loss) before income taxes	1,718	6,434	(25)	(265)	—	7,862
Income tax expense (benefit)	516	1,352	(6)	(218)	—	1,644
Net income (loss)	$1,202	$5,082	$(19)	$(47)	$—	$6,218
Net (income) loss attributable to noncontrolling interest	$—	$—	$4	$—	$—	$4
Net income (loss) attributable to Blue Ridge Bankshares	$1,202	$5,082	$(15)	$(47)	$—	$6,222

Note 12 – Business Segments, continued

	Six Months Ended June 30, 2020
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$22,490	$1,095	$—	$5	$—	$23,590
Service charges on deposit accounts	454	—	—	—	—	454
Mortgage banking income, net	—	19,165	—	—	—	19,165
Payroll processing revenue	—	—	515	—	—	515
Other operating income	1,400	—	—	—	(12)	1,388
Total income	24,344	20,260	515	5	(12)	45,112
Expenses:
Interest expense	4,308	171	—	443	—	4,922
Provision for loan losses	4,075	—	—	—	—	4,075
Salary and benefits	6,275	11,766	220	—	—	18,261
Other operating expenses	5,399	2,781	260	455	(12)	8,883
Total expense	20,057	14,718	480	898	(12)	36,141
Income (loss) before income taxes	4,287	5,542	35	(893)	—	8,971
Income tax expense (benefit)	916	1,164	7	(175)	—	1,912
Net income (loss)	$3,371	$4,378	$28	$(718)	$—	$7,059
Net (income) loss attributable to noncontrolling interest	$—	$—	$(5)	$—	$—	$(5)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$3,371	$4,378	$23	$(718)	$—	$7,054

Note 12 – Business Segments, continued

	Three Months Ended June 30, 2019
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$7,333	$307	$—	$1	$—	$7,641
Service charges on deposit accounts	153	—	—	—	—	153
Mortgage banking income, net	—	3,932	—	—	—	3,932
Payroll processing revenue	—	—	231	—	—	231
Other operating income	1,049	—	—	24	(6)	1,067
Total income	8,535	4,239	231	25	(6)	13,024
Expenses:
Interest expense	2,081	180	—	177	—	2,438
Provision for loan losses	600	—	—	—	—	600
Salary and benefits	2,024	2,710	90	—	—	4,824
Other operating expenses	1,575	1,090	115	565	(6)	3,339
Total expense	6,280	3,980	205	742	(6)	11,201
Income (loss) before income taxes	2,255	259	26	(717)	—	1,823
Income tax expense	306	54	5	(77)	—	288
Net income (loss)	$1,949	$205	$21	$(640)	$—	$1,535
Net (income) loss attributable to noncontrolling interest	$—	$—	$(5)	$—	$—	$(5)
Net income (loss) attributable to Blue Ridge Bankshares	$1,949	$205	$16	$(640)	$—	$1,530

	Six Months Ended June 30, 2019
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$13,825	$485	$—	$2	$—	$14,312
Service charges on deposit accounts	288	—	—	—	—	288
Mortgage banking income, net	—	7,024	—	—	—	7,024
Payroll processing revenue	—	—	511	—	—	511
Other operating income	1,446	—	—	25	(12)	1,459
Total income	15,559	7,509	511	27	(12)	23,594
Expenses:
Interest expense	3,632	275	—	354	—	4,261
Provision for loan losses	895	—	—	—	—	895
Salary and benefits	4,041	4,853	176	—	—	9,070
Other operating expenses	3,410	1,742	225	576	(12)	5,941
Total expense	11,978	6,870	401	930	(12)	20,167
Income (loss) before income taxes	3,581	639	110	(903)	—	3,427
Income tax expense (benefit)	588	113	23	(114)	—	610
Net income (loss)	$2,993	$526	$87	$(789)	$—	$2,817
Net (income) loss attributable to noncontrolling interest	$—	$—	$(18)	$—	$—	$(18)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$2,993	$526	$69	$(789)	$—	$2,799

Note 13 - Other Borrowed Funds

Other borrowings on the consolidated balance sheet include $124.0 million at June 30, 2020 composed of advances from the FHLB. The Company utilizes the FHLB advance programs to fund loan growth and provide liquidity. FHLB borrowings decreased $800 thousand from $124.8 million at December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
FHLB borrowings	$124,000	$124,800
Weighted average interest rate	0.34%	1.92%

Other borrowings on the consolidated balance sheet also includes $354.4 million of borrowed funds from the Federal Reserve Paycheck Protection Program Liquidity Facility.  These funds were solely used to provide funding under the Paycheck Protection Program and bear an interest rate of 0.35%.  The funds are expected to pay down as loans to the Bank’s borrowers are forgiven under the program.

Note 14 - Subordinated Debt

On November 20, 2015, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with 14 institutional accredited investors under which the Company issued an aggregate of $10,000,000 of subordinated notes (the “Notes”) to the institutional accredited investors. The 2015 Notes have a maturity date of December 1, 2025. The Notes bear interest, payable on the 1st of June and December of each year, commencing June 1, 2016, at a fixed rate of 6.75% per year for the first five years, and thereafter will bear a floating interest rate of LIBOR plus 512.8 basis points. The 2015 Notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the 2015 Notes, in whole or in part, without premium or penalty, at any interest payment date on or after December 1, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The 2015 Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2015 Notes qualify as Tier 2 capital for regulatory reporting.

On May 28, 2020, the Company entered into a Subordinated Note Purchase Agreement under which the Company issued a subordinated note with a principal amount of $15,000,000 (the “2020 Note”). The 2020 Note has a maturity date of June 1, 2030. The 2020 Note bears interest, payable on the 1st of June and December of each year, commencing December 1, 2020, at a fixed rate of 6.00% per year for the first five years, and thereafter will bear a floating interest rate of SOFR plus 587 basis points.  The 2020 Note is not convertible into common stock or preferred stock and is not callable by the holder. The Company has the right to redeem the 2020 Note, in whole or in part, without premium or penalty, at any interest payment date on or after June 1, 2025 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of the 2020 Note may declare the principal amount of the 2020 Note to be due and immediately payable. The 2020 Note is an unsecured, subordinated obligation of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2020 Note qualifies as Tier 2 capital for regulatory reporting.

Note 14 - Subordinated Debt, continued

As part of these transactions, the Company incurred issuance costs totaling $687,500. These costs are being amortized over the life of the Notes. The following table summarizes the balance of the Notes and related issuance costs at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(in thousands)	2020	2019
Subordinated debt	$25,000	$10,000
Unamortized issuance costs	(528)	(200)
Subordinated debt, net	$24,472	$9,800

Note 15 - Revenue from Contracts with Customers

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

The following table (in thousands) illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service fees on deposit accounts	$183	$153	$454	$288
Bank card revenue	310	156	599	292
Payroll processing income	212	231	515	511
Revenue from contracts with customers	705	540	1,568	1,091
Non-interest income within scope of other ASC topics	15,820	4,843	19,954	8,191
Total noninterest income	$16,525	$5,383	$21,522	$9,282

Note 16 – Leases

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

The following tables present information about the Company’s leases:

(dollars in thousands)	June 30, 2020
Lease liabilities	$6,100
Right-of-use assets	$5,948
Weighted average remaining lease term	5.86 years
Weighted average discount rate	2.76%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Cost (in thousands)	2020	2019	2020	2019
Operating lease cost	$458	$387	$889	$735
Total lease cost	$458	$387	$889	$735
Cash paid for amounts included in the measurement of lease liabilities	$445	$348	$859	$656

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	June 30, 2020
Six months ending December 31, 2020	$675
Twelve months ending December 31, 2021	1,316
Twelve months ending December 31, 2022	1,114
Twelve months ending December 31, 2023	991
Twelve months ending December 31, 2024	654
Twelve months ending December 31, 2025	492
Thereafter	1,487
Total undiscounted cash flows	6,729
Discount	(629)
Lease liabilities	$6,100

Note 17 – Subsequent Events

On July 6, 2020, the Company declared a quarterly dividend of $0.1425 per share payable on July 31, 2020 to shareholders of record as of July 24, 2020.

Note 17 – Subsequent Events, continued

On August 13, 2020, the Company announced the signing of a definitive merger agreement with Bay Banks of Virginia, Inc. (“Bay Banks”), pursuant to which the companies will combine in an all-stock merger with the Company as the surviving company.  At or immediately following consummation of the merger, Virginia Commonwealth Bank, the wholly-owned commercial banking subsidiary of Bay Bank, will be merged with and into the [Bank], with the Bank as the surviving bank. Under the terms of the merger agreement, Bay Banks shareholders will receive 0.5000 shares of Company stock for each share of Bay Banks common stock they own.  Bay Banks shareholders will own approximately 54% and the Blue Ridge shareholders will own approximately 46% of the combined company.  The combined company and bank will operate under the Blue Ridge name and will trade under the ticker symbol “BRBS” on the NYSE American stock exchange.  Additional information on the merger can be found in Blue Ridge’s 8-K filed on August 13, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition and the results of our operations.  This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results of operations for the balance of 2020, or for any other period.  As used in this report, the terms “Blue Ridge,” “Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries.  The term “Bank” refers to Blue Ridge Bank, National Association.

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

•	the COVID-19 pandemic and the associated efforts to limit the spread of the virus;

•	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;

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

On December 15, 2019, the Company completed its acquisition of Virginia Community Bankshares, Inc. (“VCB”). In addition to the factors described above, the Company’s operations, performance, business strategy and results may be affected by the following factors:

•	cost savings from the merger may not be fully realized or realized within the expected timeframe;

•	the businesses of the Company and/or VCB may not be integrated successfully or such integration may be more difficult, time-consuming or more costly than expected;

•	revenues following the merger may be lower than expected; and

•	customer and employee relationships and business operations may be disrupted by the merger.

The COVID-19 pandemic is having a swift and seismic impact on the economy.  Recognizing this impact, in March 2020, the Company quickly pivoted to an aggressive borrower outreach campaign to discuss immediate and foreseeable effects on businesses in its market areas, and these efforts continued throughout the second quarter of 2020.  The significant uncertainty surrounding the duration of shutdowns and a return to normal consumer and business behavior make the ultimate outcomes difficult to predict, but the Company is managing its efforts around a worst-case scenario.  The Company has undertaken substantial efforts to reduce noninterest expense levels, including personnel costs, where feasible.  The Company is also performing a deep review of market and division line profitability. The Company took advantage of the decline in interest rates triggered by COVID-19 to reduce cost of funds and to restructure and extend liability pricing. Branch operations were redirected to drive-thru and digital channels across the bank in mid-March and resumed normalized branch operations, following appropriate hygienic and distancing guidelines, in early July 2020 .  Lending focus shifted from loan originations to portfolio maintenance and protection, which includes working with borrowers on loan deferrals.

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

In April 2020, the Company received Small Business Administration (“SBA”) approval to administer loans in the Paycheck Protection Program (“PPP”) and is expected to earn SBA processing fees of approximately $11.0 million.

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

Allowance for Loan Losses—Acquired Loans

    Acquired loans accounted for under Accounting Standards Codification (“ASC”) 310-30

For our acquired loans, to the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our previously described allowance methodology.

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

Investment Securities Available-for-Sale

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total assets at June 30, 2020 were $1.6 billion, an increase of $624.6 million or 65.1%, from $960.8 million at December 31, 2019. The increase in assets was primarily driven by growth in both the loans held for sale and loans held for investment portfolios, in addition to increases in cash and due from banks and other assets. Loans held for sale totaled $127.8 million as of June 30, 2020, an increase of $72.2 million, or 129.7% compared to $55.6 million at December 31, 2019.  This growth was driven by increased origination volume in the mortgage division.  Loans held for investment totaled $1.02 billion as of June 30, 2020, an increase of $374.6 million, or 57.9% compared to $646.8 million at December 31, 2019. This increase was due to loans originated as part of the PPP in the second quarter of 2020, which totaled $350 million at June 30, 2020. Cash and due from banks increased $181.1 million to $241.1 million at June 30, 2020 compared to $60.0 million at December 31, 2019.  This increase was related to funds retained from new customers as a result of the PPP in addition to increased liquidity obtained through brokered deposit sources during the uncertainty surrounding COVID-19.  Other assets totaled $35.6 million at June 30, 2020, an increase of $14.1 million, or 65.5% compared to $21.5 million as of December 31, 2019. Investment securities decreased $14.9 million, or 11.6%, to $114.0 million at June 30, 2020 compared to $128.9 million at December 31, 2019.  The decrease is attributable to paydowns in the bond portfolio.

The allowance for loan losses increased by $3.6 million during the first six months of 2020 to $8.2 million, or 0.80% of total loans held for investment as of June 30, 2020, compared to $4.6 million, or 0.71% of total loans held for investment as of December 31, 2019. Imbedded in the loans held for investment balance is the credit mark on the VCB loan portfolio as part of the acquisition accounting.  This credit mark totaled $1.5 million and $2.2 million at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, total liabilities were $1.5 billion, an increase of $622.2 million, or 71.6% compared to $868.5 million at December 31, 2019. The increase in liabilities was concentrated in total deposit growth of $243.8 million, or 33.8%, to $965.9 million as of June 30, 2020 compared to $722.0 million at December 31, 2019. Included in this deposit growth are funds retained from customers as part of the PPP.  Additionally, other borrowings increased $353.6 million, or 283.3% to $478.4 million as of June 30, 2020 compared to $124.8 million at December 31, 2019. This increase was due to borrowings from the Federal Reserve Paycheck Protection Program Liquidity Facility to fund loans originated under the PPP.  Other liabilities totaled $21.9 million as of June 30, 2020, an increase of $10.1 million, or 84.9%, compared to $11.8 million at December 31, 2019.

Total shareholders’ equity increased by $2.8 million to $95.2 million at June 30, 2020 compared to $92.3 million at December 31, 2019. The increase is attributable to net income during the first six months of 2020 partially offset by changes in other comprehensive income related to unrealized losses in the securities portfolio as well as unrealized losses related to interest rate swaps.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, Blue Ridge reported net income of $6.2 million, equal to basic and diluted income per common share of $1.10. For the three months ended June 30, 2019, net income was $1.5 million and both basic and diluted earnings per share were $0.35.

For the six months ended June 30, 2020, Blue Ridge reported net income of $7.1 million, equal to basic and diluted income per common share of $1.25.  For the six months ended June 30, 2019, net income was $2.8 million, equal to basic and diluted income per common share of $0.73.

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

The following table shows the average balance sheets for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Also shown are the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)
Assets
Taxable investments (2)	$100,785	$646	2.57%	$103,937	$904	3.48%
Tax-free investments (2)	6,313	50	3.14%	8,442	76	3.58%
Total securities	107,098	696	2.60%	112,379	980	3.49%
Interest-bearing deposits in other banks	169,384	37	0.09%	17,299	73	1.68%
Federal funds sold	267	1	0.07%	323	3	3.53%
Loans held for sale	128,857	868	2.70%	50,481	488	3.87%
Loans held for investment (3)	927,833	11,574	4.99%	440,580	6,111	5.55%
Total interest-earning assets	1,333,439	13,176	3.95%	621,062	7,655	4.93%
Less allowance for loan losses	(5,112)			(3,965)
Total non-interest earning assets	106,166			43,220
Total assets	$1,434,493			$660,317
Liabilities & Shareholders’ equity
Interest-bearing demand and savings deposits	$378,371	$377	0.40%	$149,410	$387	1.04%
Time deposits	276,364	1,273	1.84%	218,161	1,155	2.12%
Total interest-bearing deposits	654,735	1,650	1.01%	367,571	1,542	1.68%
FHLB advances and other borrowings	358,306	872	0.97%	122,264	896	2.93%
Total interest-bearing liabilities	1,013,041	2,522	1.00%	489,835	2,438	1.99%
Demand deposits and other liabilities	329,270			107,456
Total liabilities	1,342,311			597,291
Shareholders’ equity	92,182			63,026
Total liabilities and shareholders’ equity	$1,434,493			$660,317
Interest rate spread			2.95%			2.94%
Net interest income and margin		$10,654	3.19%		$5,217	3.35%

The following table shows the average balance sheets for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Also shown are the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)
Assets
Taxable investments (2)	$106,180	$1,406	2.65%	$80,254	$1,344	3.35%
Tax-free investments (2)	6,306	108	3.42%	8,600	153	3.57%
Total securities	112,486	1,514	2.69%	88,854	1,497	3.37%
Interest-bearing deposits in other banks	103,587	107	0.21%	14,465	124	1.71%
Federal funds sold	190	2	1.74%	331	4	2.41%
Loans held for sale	91,361	1,308	2.86%	39,260	770	3.92%
Loans held for investment (3)	791,752	20,678	5.22%	432,878	11,943	5.52%
Total interest-earning assets	1,099,376	23,609	4.29%	575,788	14,338	4.98%
Less allowance for loan losses	(4,860)			(3,811)
Total non-interest earning assets	97,143			32,384
Total assets	$1,191,659			$604,361
Liabilities & Shareholders’ equity
Interest-bearing demand and savings deposits	$337,054	$867	0.51%	$154,389	$737	0.95%
Time deposits	261,324	2,508	1.92%	197,819	1,991	2.01%
Total interest-bearing deposits	598,378	3,375	1.13%	352,208	2,728	1.55%
FHLB advances and other borrowings	244,211	1,547	1.27%	102,525	1,533	2.99%
Total interest-bearing liabilities	842,589	4,922	1.16%	454,733	4,261	1.87%
Demand deposits and other liabilities	256,734			98,793
Total liabilities	1,099,323			553,526
Shareholders’ equity	92,336			50,835
Total liabilities and shareholders’ equity	$1,191,659			$604,361
Interest rate spread			3.13%			3.11%
Net interest income and margin		$18,687	3.40%		$10,077	3.49%
(1)	Annualized.
(2)	Computed on a fully taxable equivalent basis.
(3)	Non-accrual loans have been included in the computations of average loan balances.

The increase in average interest-earning assets was primarily driven by an increase in average loans held for investment from the acquisition of VCB in the latter part of the fourth quarter of 2019, in addition to loans originated as part of the PPP in the second quarter of 2020.  Additionally, there was a significant increase in interest-bearing deposits in other banks due to obtaining additional liquidity during the uncertainty surrounding COVID-19, in addition to funds retained from customers as a result of the PPP.  Total interest income increased by $5.5 million, or 72.3% for the three-month period ended June 30, 2020 as compared to the three-month period ended June 30, 2019, and increased $9.3 million, or 64.8%, for the six-month period ended June 30, 2020 as compared to the same period in 2019.

Interest expense increased by $84 thousand, or 3.4% to $2.5 million for the three months ended June 30, 2020 as compared to $2.4 million during the three months ended June 30, 2019.  Interest expense for the six-month period ended June 30, 2020 increased $661 thousand, or 15.5%, compared to the six-month period ended June 30, 2019. Average interest bearing-liabilities increased 106.8% for the three-month period ended June 30, 2020, as comparted to the same period in 2019. This increase was primarily due to obtaining additional brokered and listing service funding related to the uncertainty surrounding COVID-19, in addition to borrowings under the Federal Reserve’s Paycheck Protection Program Liquidity Facility, which were used to fund loans originated under the PPP.  Average interest bearing-liabilities increased by 82.3% for the six-month period ended June 30, 2020, as compared to the same period in 2019.

Net interest income for the three-month period ended June 30, 2020 was $10.6 million as compared to $5.2 million for the same period in 2019, an increase of $5.4 million, or 104.6%. Net interest income for the six-month period ended June 30, 2020 was $18.7 million as compared to $10.1 million for the same period in 2019, an increase of $8.6 million, or 85.7%.  The increase in net interest income during the period is primarily attributable to an increase in average earning assets from the acquisition of VCB in late 2019, and significant efforts to realign the balance sheet as a result of downward rate movements that occurred in 2020.  Average earning assets increased $712.3 million to $1.3 billion at June 30, 2020 compared to $621.1 million at June 30, 2019.  Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following rate-volume variance analysis shows the year-to-date changes in the components of net interest income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

	Six Months Ended June 30,
	2020 vs. 2019
	Increase/ (Decrease) Due to		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest Income
Taxable investments	$434	$(373)	$61
Tax-free investments	(40)	(5)	(45)
Interest bearing deposits in other banks	762	(778)	(16)
Federal funds sold	(1)	(1)	(2)
Loans available for sale	1,022	(485)	537
Loans held for investment	9,902	(1,166)	8,736
Total interest income	$12,079	$(2,808)	$9,271
Interest Expense
Interest-bearing demand and savings deposits:	$871	$(742)	$129
Time deposits	639	(122)	517
FHLB advances and other borrowings	2,119	(2,104)	15
Total interest expense	3,629	(2,968)	661
Change in Net Interest Income	$8,450	$160	$8,610

Provision for Loan Losses. The provision for loan losses was $3.5 million and $4.1 million for the three and six month periods ended June 30, 2020, respectively. In comparison, the provision for loan losses was $600 thousand and $895 thousand during the three and six month periods ended June 30, 2019, respectively.  Net charge-offs amounted to $191 thousand and $441 thousand for the three and six month periods ended June 30, 2020, respectively, and $291 thousand and $421 thousand for the three and six month periods ended June 30, 2019, respectively. The increased provisioning in 2020 is related to the continued uncertainty surrounding COVID-19 deferred loans and borrower ability to resume repayment once the deferral period ends.

Non-Interest Income. Blue Ridge’s non-interest income sources include deposit service charges and other fees, gains/losses on sales of mortgages, gains on sale of USDA guaranteed loans, and income from bank-owned life insurance. Non-interest income totaled $16.5 million for the three months ended June 30, 2020, compared to $5.3 million for the like period in 2019, and increase of $11.2 million, or 207.0%.  Non-interest income increased $12.2 million, or 131.9%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The increase in non-interest income was primarily due to increased volume at the mortgage division resulting in the recognition of $13.7 million in income related to the origination and sale of held for sale mortgages for the three months ended June 30, 2020 compared to $3.9 million for the three months ended June 30, 2019, an increase of $9.8 million, or 248.6%. The Company recognized $17.6 million in income related to the origination and sale of held for sale mortgages for the six months ended June 30, 2020 compared to $7 million for the six months ended June 30, 2019, an increase of $10.6 million, or 150.1%.  Additionally, beginning in the second quarter of 2020 the Company began retaining mortgage servicing rights, which resulted in an additional $1.6 million in income that it did not have in 2019.

Non-Interest Expense. Non-interest expense totaled $15.8 million and $27.1 million for the three and six months ended June 30, 2020, respectively, as compared to $8.2 million and $15.0 million for three and six months ended June 30, 2019, respectively, an increase of $7.6 million, or 93.7%, and $12.1 million, or 80.8%, respectively. These increases were primarily due to an increase in salaries and employee benefits of $6.1 million, or 126.4%, for the three month period ended June 30, 2020 compared to the three month period ended June 30, 2019, and an increase of $9.2 million, or 101.3%, for the six month period ended June 30, 2020 compared to the six month period ended June 30, 2019.  The primary driver of these increases relates to the employees retained in the acquisition of VCB and LenderSelect Mortgage Group at the end of 2019 in addition to the additional hires needed to keep up with increased mortgage demand.  Increased mortgage volume has also resulted in increased commission expense being recognized in 2020 as compared to like periods in 2019. Occupancy expenses increased $236 thousand to $875 thousand for the three-month period ended June 30, 2020, compared to $639 thousand for the three-month period ended June 30, 2019, an increase of 37.0%. Occupancy expenses increased $491 thousand, or 39.6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Increased occupancy expenses are primarily a result of additional leased locations to support the mortgage division. Data processing costs increased $352 thousand to $658 thousand for the three-month period ended June 30, 2020 as compared to $306 thousand for the same period in 2019, an increase of 115.0%. Data processing costs increased $469 thousand to $1.1 million for the six-month period ended June 30, 2020 as compared to $656 thousand for the same period in 2019.  These increases in data processing costs are due to additional core processing expenses related to onboarding the VCB customer base in the merger, carry over core integration expenses related to the acquisition of VCB, and additional data processing costs associated with increased volume in the mortgage division.

Income Tax Expense. During the three and six months ended June 30, 2020, Blue Ridge recognized a provision for income taxes of $1.6 million and $1.9 million, respectively, for an effective tax rate of 21%, as compared to a provision of $288 thousand and $610 thousand for the three and six months ended June 30, 2019, for an effective tax rate of 15.8% and 17.8%, respectively. The lower tax rate in 2019 was due to nontaxable proceeds from bank owned life insurance policies received in second quarter 2019.

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

	At June 30,		At December 31,
	2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and financial	$437,160	42.37%	$77,728	12.00%
Real estate – construction, commercial	45,777	4.44%	38,039	5.87%
Real estate – construction, residential	23,406	2.27%	26,778	4.14%
Real estate – mortgage, commercial	263,793	25.55%	251,824	38.89%
Real estate – mortgage, residential	212,002	20.55%	208,494	32.20%
Real estate – mortgage, farmland	4,803	0.47%	5,507	0.85%
Consumer installment loans	44,897	4.35%	39,202	6.05%
Gross loans	1,031,838	100.00%	647,572	100.00%
Less: Unearned Income	(10,373)		(738)
Gross loans, net of unearned income	1,021,465		646,834
Less: Allowance for loan losses	(8,206)		(4,572)
Net loans	$1,013,259		$642,262
Loans and leases held for sale (not included in totals above)	$127,796		$55,646

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of our loan portfolio at June 30, 2020 and December 31, 2019 (dollars in thousands).

June 30, 2020	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and financial	$286,864	$113,095	$37,201	$437,160
Real estate – construction, commercial	14,494	21,312	9,971	45,777
Real estate – construction, residential	22,951	455	—	23,406
Real estate – mortgage, commercial	17,666	139,662	106,465	263,793
Real estate – mortgage, residential	9,672	41,907	160,423	212,002
Real estate – mortgage, farmland	152	2,263	2,388	4,803
Consumer installment loans	7,580	29,296	8,021	44,897
Gross loans	$359,379	$347,990	$324,469	$1,031,838
Fixed-rate loans	$318,993	$324,305	$150,154	$793,452
Floating-rate loans	40,386	23,685	174,315	238,386
Gross loans	$359,379	$347,990	$324,469	$1,031,838

December 31, 2019	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and financial	$22,807	$28,022	$26,899	$77,728
Real estate – construction, commercial	14,133	18,160	5,746	38,039
Real estate – construction, residential	26,279	499	—	26,778
Real estate – mortgage, commercial	28,085	125,687	98,052	251,824
Real estate – mortgage, residential	11,237	41,062	156,195	208,494
Real estate – mortgage, farmland	445	1,453	3,609	5,507
Consumer installment loans	3,154	30,870	5,178	39,202
Gross loans	$106,140	$245,753	$295,679	$647,572
Fixed-rate loans	$70,659	$223,941	$133,914	$428,514
Floating-rate loans	35,481	21,812	161,765	219,058
Gross loans	$106,140	$245,753	$295,679	$647,572

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

Loans are evaluated for non-accrual status when principal or interest is delinquent for 90 days or more and are placed on non-accrual status when a loan is specifically determined to be impaired. Any unpaid interest previously accrued on those loans is reversed from income. Any interest payments subsequently received are recognized as income or amortized over the life of the loan depending on the specific circumstances. Interest payments received on loans, where management believes a potential for loss remains, are applied as a reduction of the loan principal balance.

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

The following table presents a summary of the provision and allowance for loan losses for the periods indicated:

	Six Months Ended June 30,	Year Ended December 31,
(Dollars in thousands)	2020	2019
Allowance, beginning of period	$4,572	$3,580
Charge-Offs
Commercial and industrial	$—	$(43)
Real estate, mortgage	—	(4)
Consumer and other loans	(574)	(914)
Total charge-offs	(574)	(961)
Recoveries
Commercial and industrial	1	—
Real estate, mortgage	—	6
Consumer and other loans	132	205
Total recoveries	133	211
Net charge-offs	(441)	(750)
Provision for loan losses	4,075	1,742
Allowance, end of period	$8,206	$4,572
Ratio of net charges-offs to average total loans outstanding during period	0.05%	0.02%

The allowance for loan losses includes specific and additional allowances for impaired loans and a general allowance applicable to all loan categories; however, management has allocated the allowance by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category. The allocation of the allowance at June 30, 2020 and December 31, 2019, and as a percent of the applicable loan segment, is as follows:

	June 30,		December 31,
(Dollars in thousands)	2020	% of Loans	2019	% of Loans
Commercial and industrial	$1,551	0.4%	$842	1.1%
Real estate – construction, commercial	471	1.0%	220	0.6%
Real estate – construction, residential	113	0.5%	60	0.2%
Real estate – mortgage, commercial	2,806	1.1%	1,602	0.6%
Real estate – mortgage, residential	834	0.4%	509	0.2%
Real estate – mortgage, farmland	13	0.3%	9	0.2%
Consumer installment	2,418	5.4%	1,330	3.4%
	$8,206	0.8%	$4,572	0.7%

Non-performing Assets. Non-performing assets consist of non-accrual loans; loans past due 90 days and still accruing interest, and other real estate owned (foreclosed properties). The level of non-performing assets increased by $1.0 million during the first six months of 2020 to $6.2 million as of June 30, 2020, compared to $5.2 million at December 31, 2019. Blue Ridge has established specific loan loss reserves on impaired loans equal to the estimated collateral deficiency (if any), plus the cost of sale of the underlying collateral, as applicable.

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

The following is a summary of information pertaining to risk elements and non-performing assets:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans	$3,852	$4,790
Loans past due 90 days and still accruing	2,320	369
Total non-performing loans	$6,172	$5,159
Other real estate owned	—	—
Total non-performing assets	$6,172	$5,159
Allowance for loan losses to total loans held for investment	0.80%	0.71%
Allowance for loan losses to non-performing loans	132.96%	88.62%
Non-performing loans to total loans held for investment	0.60%	0.80%
Non-performing assets to total assets	0.39%	0.54%

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available-for-sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of Blue Ridge’s investment securities available-for-sale was $104.5 million at June 30, 2020, a decrease of $4.1 million, or 3.8% from $108.6 million at December 31, 2019. Investment securities held-to-maturity totaled $12.2 million at December 31, 2019.  The Company had no investment securities held-to-maturity at June 30, 2020, as all such securities were transferred to available-for-sale in the second quarter of 2020.

As of June 30, 2020 and December 31, 2019, the majority of the investment securities portfolio consisted of securities rated A to AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. Investment securities that were pledged to secure public deposits totaled $13.7 million and $11.8 million at June 30, 2020 and December 31, 2019, respectively.

Blue Ridge completes reviews for other-than-temporary impairment at least quarterly. At June 30, 2020 and December 31, 2019, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. Blue Ridge does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in Blue Ridge’s investment portfolio as of June 30, 2020 and December 31, 2019.

Blue Ridge holds restricted investments in equities of the Federal Reserve Bank of Richmond (“FRB”), FHLB, and through its correspondent bank, Community Bankers’ Bank (“CBB”). At June 30, 2020, Blue Ridge owned $6.1 million of FHLB stock, $2.1 million of FRB stock, and $248 thousand of CBB stock. At December 31, 2019, Blue Ridge owned $6.0 million of FHLB stock, $963 thousand of FRB stock, and $248 thousand of CBB stock.

The following table reflects the composition of Blue Ridge’s investment portfolio, at amortized cost, at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total
Held-to maturity
State and municipal	$—	—	$12,192	10.1%
Available-for-sale
State and municipal	12,150	11.6%	—	—
U. S. Treasury and agencies	—	—	2,500	2.1%
Mortgage backed securities	80,713	77.2%	94,983	79.0%
Corporate bonds	11,754	11.2%	10,554	8.8%
Equity securities	—	—	—	—
Total investments	$104,617	100.0%	$120,229	100.0%

The following tables present the amortized cost of Blue Ridge’s investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at June 30, 2020 and December 31, 2019.

	At June 30, 2020
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available-for-sale
State and municipal	596	1.0%	1,278	1.4%	5,302	2.0%	4,974	1.9%
Mortgage backed securities	—	—	—	—	12,318	2.4%	68,395	2.4%
Corporate bonds	—		3,350	5.9%	7,675	5.0%	729	6.3%
Total investments	$596		$4,628		$25,295		$74,098

	At December 31, 2019
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to maturity
State and municipal	$461	2.7%	$2,584	3.3%	$3,764	3.5%	$5,385	3.5%
Available-for-sale
State and municipal	—	—	—	—	—	—	—	—
U. S. Treasury and agencies	—	—	1,000	2.0%	1,500	2.1%	—	—
Mortgage backed securities	—	—	—	—	8,417	3.5%	86,639	2.9%
Corporate bonds	—		1,500	6.5%	8,750	4.5%	229	6.3%
Total investments	$461		$5,084		$22,431		$92,253

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

Approximately 28.4% of Blue Ridge’s deposits at June 30, 2020 were made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 36.1% at December 31, 2019.

The following tables provide a summary of Blue Ridge’s deposit base at June 30, 2020 and December 31, 2019 and the maturity distribution of certificates of deposit of $100,000 or more as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$285,232	—	$177,819	—
Interest-bearing – checking, savings and money market	406,201	0.38%	283,256	0.80%
Time deposits $100,000 or more	194,218	1.91%	178,121	2.24%
Other time deposits	80,206	1.63%	82,834	1.70%
Total deposits	$965,857		$722,030

Maturities of Time Deposits ($100,000 or greater)

(Dollars in thousands)	June 30, 2020	December 31, 2019
Maturing in:
3 months or less	$21,786	$28,455
Over 3 months through 6 months	30,893	24,646
Over 6 months through 12 months	41,090	28,922
Over 12 months	100,449	96,098
	$194,218	$178,121

Brokered and listing service deposits made up of both certificate of deposits and money market demand accounts totaled $97.5 million at June 30, 2020, an increase of $47.7 million from $49.8 million at December 31, 2019.

Borrowings: The following table provides information on the balances and interest rates on total borrowings at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
FHLB borrowings	$124,000	$124,800
Weighted average interest rate	0.34%	1.92%

Federal Reserve Paycheck Protection Program Liquidity Facility	$354,411	$—
Weighted average interest rate	0.35%	—

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in Blue Ridge’s residential, multifamily and commercial real estate mortgage loan portfolios as well as selected investment portfolio securities.

Federal Reserve borrowings through the Paycheck Protection Program Liquidity Facility are secured by loans the Bank originated under the PPP.

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

Blue Ridge had a credit line available of $307.6 million with the FHLB with an outstanding balance of $139.0 million, including $124.0 million in advances and $15.0 million representing a letter of credit for use as pledging to the Commonwealth of Virginia to secure public deposits, as of June 30, 2020, leaving the remaining credit availability of $168.6 million at June 30, 2020. As of December 31, 2019, the outstanding balance of borrowings with the FHLB totaled $124.8 million.

Blue Ridge utilized the Federal Reserve Paycheck Protection Program Liquidity Facility to fully fund loans originated under the Paycheck Protection Program, which are used as collateral for the liquidity facility.  The balance of these borrowings was $354.4 million at June 30, 2020.

Blue Ridge had four unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $38.0 million and $21.0 million at June 30, 2020 and December 31, 2019, respectively. These lines were not drawn upon at June 30, 2020 and December 31, 2019.

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

Regulatory agencies measure capital adequacy utilizing a formula that considers the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, the Bank’s minimum capital ratios are as follows:  7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total Risk-Based capital.   Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation.  The Bank was considered “well capitalized” for regulatory purposes at June 30, 2020 and December 31, 2019.

As noted above, regulatory capital levels for the Bank meet those established for “well capitalized” institutions. While the Bank is currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet Blue Ridge’s growth objectives or capitalize on specific business opportunities.

The following table shows the minimum capital requirement and the capital position at June 30, 2020 and December 31, 2019 for the Bank.

	June 30, 2020	December 31, 2019	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
Total Capital (to Risk Weighted Assets):
Bank	12.33%	11.96%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Bank	11.26%	11.28%	8.50%	8.00%
Tier 1 Capital (to Average Assets):
Bank	7.39%	8.08%	6.50%	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Bank	11.26%	11.28%	7.00%	6.50%

Off-Balance Sheet Activities

Standby letters of credit are conditional commitments issued by Blue Ridge to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers; Blue Ridge generally holds collateral supporting these commitments. In the event the customer does not perform in accordance with the terms of the agreement with the third party, Blue Ridge would be required to fund the commitment. The maximum potential amount of future payments Blue Ridge could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, Blue Ridge would be entitled to seek recovery from the customer. The maximum potential amount of future advances on standby letters of credit available through Blue Ridge at June 30, 2020 and December 31, 2019, totaled $6.6 million and $641 thousand, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Blue Ridge evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Blue Ridge upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate and income producing commercial properties.  The approved commitments to extend credit that was available but unused at June 30, 2020 and December 31, 2019 totaled $128.9 million and $107.7 million, respectively.

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

Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of Blue Ridge’s interest rate risk position over a historical time frame for comparison purposes.  At June 30, 2020, Blue Ridge’s asset/liability position was considered to be asset sensitive based on its interest rate sensitivity model.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Risks Related to the Merger

Combining Blue Ridge and Bay Banks may be more difficult, costly or time-consuming than we expect.

The success of the merger will depend, in part, on Blue Ridge’s ability to realize the anticipated benefits and cost savings from combining the businesses of Blue Ridge and Bay Banks. To realize such anticipated benefits and cost savings, Blue Ridge must successfully combine the businesses of Blue Ridge and Bay Banks in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Bay Banks or Blue Ridge or decreasing revenues due to loss of customers. If Blue Ridge is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.

Blue Ridge and Bay Banks have operated, and, until the completion of the merger, will continue to operate, independently, and after the completion of the merger, Blue Ridge will integrate Bay Banks’ business into its own. The integration process in the merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that may adversely affect either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect Blue Ridge’s ability to successfully conduct its business in the markets in which Bay Banks now operates, which could have an adverse effect on Blue Ridge’s financial results and the value of its common stock. If Blue Ridge experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized, fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause Blue Ridge and Bay Banks to lose customers or cause customers to withdraw their deposits from Blue Ridge’s or Bay Banks’ banking subsidiaries, or other unintended consequences that could have a material adverse effect on Blue Ridge’s results of operations or financial condition after the merger. These integration matters could have an adverse effect on each of Blue Ridge and Bay Banks during this transition period and for an undetermined period after consummation of the merger.

The COVID-19 pandemic could have a material adverse effect on the merger.

The spread of COVID-19 throughout the United States, and the measures taken by national, state and local governmental authorities in the United States attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, and limitations on business activity, including closures, are, among other things, restricting economic activity in the United States and the banking markets in which Blue Ridge and Bay Banks operate. These measures have disrupted national and regional supply chains and resulted in declines in asset valuations, increases in unemployment and underemployment levels, declines in liquidity in markets for certain securities, and increases in volatility and periods of disruption in the financial markets, and may continue to have similar effects in the future. It is difficult to predict the impact of the COVID-19 pandemic on the businesses of Blue Ridge and Bay Banks, and there is no guarantee that efforts by Blue Ridge or Bay Banks to address the adverse impacts of the COVID-19 pandemic will be effective. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continued severity of COVID-19 and actions taken to contain COVID-19 or its impact, among others.

The COVID-19 pandemic could delay and adversely affect the completion of the merger. Each of Blue Ridge and Bay Banks may be required to incur additional costs to remedy disruptions caused by the COVID-19 pandemic. Additional time may be required to process Blue Ridge’s regulatory applications, and the federal bank regulatory agencies may impose additional requirements on Blue Ridge or Bay Banks that must be satisfied prior to completion of the merger.

In addition, some economists and major investment banks have expressed concern that the COVID-19 pandemic could lead to a significant economic recession in the United States. Such a recession and other disruptions in economic and financial markets caused by the COVID-19 pandemic may negatively affect financial institutions for an extended period of time. If such conditions or disruptions continue following completion of the merger, the business, results of operation, financial condition, liquidity and prospects of Blue Ridge as the surviving corporation in the merger may be adversely affected.

Blue Ridge may not be able to effectively integrate the operations of Bay Banks into the operations of Blue Ridge.

The future operating performance of the Bank and Virginia Commonwealth Bank as the continuing bank following the bank merger will depend, in part, on the success of the merger of the bank merger, which is expected to occur as soon as practicable after the merger. The success of the bank merger will, in turn, depend on a number of factors, including Blue Ridge’s ability to (i) integrate the operations and branches of Bay Banks and Blue Ridge, (ii) retain the deposits and customers of Bay Banks and Blue Ridge, (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the Bank as the continuing bank to improve its overall operating efficiencies and (iv) retain and integrate the appropriate personnel of Bay Banks within the operations of Blue Ridge. The integration of Virginia Commonwealth Bank into the Bank following the bank merger will require the dedication of the time and resources of the banks’ management teams and may temporarily distract the management teams’ attention from the day-to-day business of the banks. If the Bank and Virginia Commonwealth Bank are unable to successfully integrate, Blue Ridge may not be able to realize expected operating efficiencies and eliminate redundant costs.

Blue Ridge and Bay Banks will incur significant transaction and merger-related integration costs in connection with the merger.

Blue Ridge and Bay Banks expect to incur significant costs associated with completing the merger and integrating the operations of the two companies. Blue Ridge and Bay Banks are continuing to assess the impact of these costs. Although Blue Ridge and Bay Banks believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all. If the merger is not completed, the parties would have to recognize these expenses without realizing any of the expected benefits of the merger.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are burdensome on Blue Ridge or Bay Banks, not presently anticipated or cannot be met.

Before the transactions contemplated by the merger agreement may be completed, various approvals or waivers must be obtained from bank regulatory authorities, including the Federal Reserve, the OCC, and the Virginia Bureau of Financial Institutions. In determining whether to grant these approvals, the applicable regulatory agencies consider a variety of factors, including the competitive impact of the proposal in the relevant geographic and banking markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and related regulations (the “Community Reinvestment Act”); and the effectiveness of the parties in combating money laundering activities. These regulators may impose conditions on the granting of such approvals or request changes to the terms of the merger. Such conditions or changes and the process of obtaining regulatory approvals or waivers could have the effect of delaying completion of the merger or of imposing additional costs or limitations on Blue Ridge following the merger. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the merger that are onerous on Blue Ridge or Bay Banks, not anticipated or cannot be met. Furthermore, such conditions or changes may constitute or be reasonably likely to result in a burdensome condition that may allow Blue Ridge to terminate the merger agreement. If the necessary governmental approvals or waivers contain such conditions, the business, financial condition and results of operations of Blue Ridge following the merger may be materially adversely affected. If the consummation of the merger is delayed, including by a delay in receipt of necessary regulatory approvals or waivers, the business, financial condition and results of operations of Blue Ridge and Bay Banks may be materially adversely affected.

Failure of the merger to be completed, the termination of the merger agreement, or a significant delay in completing the merger could negatively impact Blue Ridge and Bay Banks.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by March 31, 2021, either Blue Ridge or Bay Banks may terminate the merger agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the merger agreement by the party electing to terminate the merger agreement, before or after shareholder approval.

Any delay in completion of the merger may have a material adverse effect on Blue Ridge’s and Bay Banks’s business during the pendency of the merger, and on Blue Ridge’s business and results of operations following the merger, due to potential diversion of management attention from other opportunities, constraints contained in the merger agreement on Bay Banks’ and Blue Ridge’s respective businesses during the pendency of the merger, the incurrence of additional merger-related expenses, and negative reactions by markets and customers. If the merger is not completed, the ongoing business, financial condition and results of operations of each party may be materially adversely affected and the market price of each party’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be completed.

In addition, Blue Ridge’s or Bay Banks’ business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. If the merger agreement is terminated and a party’s board of directors seeks another merger or business combination, such party’s shareholders cannot be certain that such party will be able to find another company willing to engage in a merger or business combination on more attractive terms than the merger.

Blue Ridge and Bay Banks will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of Blue Ridge and Bay Banks. These uncertainties may impair Blue Ridge’s or Bay Banks’ ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the completion of the merger, as such personnel and customers may experience uncertainty about their future roles and relationships with Blue Ridge or the Bank following the merger and the bank merger. Additionally, these uncertainties could cause customers (including depositors and borrowers) to seek to change existing business relationships with Bay Banks or Blue Ridge or fail to extend an existing relationship with Bay Banks or Blue Ridge. Further, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger and the bank merger.

The merger agreement restricts Blue Ridge and Bay Banks from taking certain actions without the other party’s consent while the merger is pending. These restrictions could have a material adverse effect on each party’s business, financial condition and results of operations, including by limiting the actions that Blue Ridge or Bay Banks may take to address a business uncertainty while the merger is pending.

The opinions of Raymond James and Piper Sandler delivered to the respective boards of directors of Blue Ridge and Bay Banks prior to the signing of the amendment to the merger agreement will not reflect changes in circumstances after the dates of the opinions.

Prior to the execution of the merger agreement, each of the Blue Ridge board of directors and the Bay Banks board of directors, received an opinion, dated August 12, 2020, as to the fairness of the merger consideration from a financial point of view. Such opinions were as of their respective dates and subject to the limitations and assumptions contained therein. Subsequent changes in the operations and prospects of Blue Ridge or Bay Banks, general market and economic conditions and other factors beyond the control of Blue Ridge or Bay Banks, may significantly alter the value of Blue Ridge or Bay Banks, including the market prices of each party’s common stock, or the value of the merger consideration at the effective time of the merger. The opinions do not speak as of the effective time or as of any date other than the date of such opinions.

The merger agreement limits the ability of Bay Banks and Blue Ridge to pursue alternatives to the merger and might discourage competing offers for a higher price or premium.

The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of each of Bay Banks and Blue Ridge to discuss, solicit, facilitate or commit to competing third-party proposals to acquire all or a significant part of Bay Banks or Blue Ridge. In addition, under certain circumstances, if the merger agreement is terminated and either party, subject to certain restrictions, consummates a similar transaction other than the merger, that party must pay the other party a termination fee of $4.00 million.

Each of the members of the Blue Ridge board of directors and the Bay Banks board of directors, in their capacities as shareholders of Blue Ridge or Bay Banks, respectively, entered into affiliate agreements and agreed to vote their shares of Blue Ridge common stock and Bay Banks common stock, as applicable, in favor of the Blue Ridge merger proposal, in the case of Blue Ridge, and in favor of the Bay Banks merger proposal, in the case of Bay Banks, and in each case against alternative transactions. As of August 14, 2020, shares constituting 11.89% of Blue Ridge common stock and 3.74% of the Bay Banks common stock are subject to the affiliate agreements.

Litigation against Bay Banks or Blue Ridge, or the members of the Bay Banks or Blue Ridge board of directors, could prevent or delay the completion of the merger.

Purported shareholder plaintiffs may assert legal claims related to the merger. The results of any such potential legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. The existence of litigation related to the merger could affect the likelihood of obtaining the required approval from Blue Ridge’s and Bay Banks’ shareholders. Moreover, any litigation could be time consuming and expensive, and could divert attention of Blue Ridge’s and Bay Banks’ respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against Bay Banks, Blue Ridge or members of the Bay Banks or Blue Ridge board of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the merger is the absence of any law, order, decree or injunction (whether temporary, preliminary or permanent) or other action taken by the governmental authority of competent jurisdiction that restricts, enjoins or prohibits or makes illegal the consummation of the transactions contemplated by the merger agreement, including the merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting or making illegal the completion of the transactions contemplated by the merger agreement, including the merger, then such injunctive or other relief may prevent the merger from being completed in a timely manner or at all.

If the merger is completed, Blue Ridge shareholders will have less influence on the management and policies of Blue Ridge following the merger than they had on Blue Ridge prior to the merger.

After the merger is complete, it is anticipated that approximately 56% of the shares of Blue Ridge common stock will be held by former shareholders of Bay Banks. In addition, upon consummation of the merger, Blue Ridge will have 13 directors, six of whom will be former directors of Bay Banks. Consequently, shareholders of Blue Ridge will have less influence on the management and policies of Blue Ridge after the merger than they now have on the management and policies of Blue Ridge .

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Item 6.Exhibits

3.1	Articles of Amendment of Blue Ridge Bankshares, Inc., dated July 7, 2020 (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on July 8, 2020).

4.1	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.#Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: August 14, 2020	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Amanda G. Story
Amanda G. Story
Chief Financial Officer