Form 10-Q
period 2020-09-30
BLUE RIDGE BANKSHARES, INC.
filed 2020-11-13
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, the registrant had 5,718,621 shares of common stock, no par value per share, outstanding.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Cash and due from banks	$77,596	$60,026
Federal funds sold	-	480
Securities available for sale, at fair value	113,889	108,571
Securities held to maturity, at cost	-	12,192
Restricted equity securities, at cost	9,441	8,134
Loans held for sale	193,122	55,646
Loans, net of unearned income	1,039,180	646,834
Less allowance for loan losses	(12,123)	(4,572)
Loans, net	1,027,057	642,262
Premises and equipment, net	14,947	13,651
Cash surrender value of life insurance	15,013	14,734
Goodwill	19,892	19,915
Other intangible assets	3,022	3,718
Other assets	49,320	21,482
Total assets	$1,523,299	$960,811

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$278,584	$177,819
Interest-bearing	636,682	544,211
Total deposits	915,266	722,030
Federal funds purchased	135	-
Other borrowings	459,476	124,800
Subordinated debentures, net of issuance costs	24,489	9,800
Other liabilities	24,003	11,844
Total liabilities	1,423,369	868,474
Stockholders’ Equity:
Common stock, no par value; 25,000,000 and 10,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 5,718,621 and 5,658,585 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	66,556	66,204
Additional paid-in capital	252	252
Retained earnings	35,107	25,428
Accumulated other comprehensive income (loss)	(2,210)	229
	99,705	92,113
Noncontrolling interest	225	224
Total stockholders’ equity	99,930	92,337
Total liabilities and stockholders’ equity	$1,523,299	$960,811

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$13,780	$6,927	$35,766	$19,640
Interest on taxable securities	634	1,133	2,147	2,601
Interest on nontaxable securities	30	56	119	183
Interest on federal funds sold	-	2	2	6
Total interest income	14,444	8,118	38,034	22,430
Interest expense:
Interest on deposits	1,515	1,763	4,889	4,491
Interest on subordinated debentures	411	169	854	532
Interest on other borrowings	689	750	1,794	1,920
Total interest expense	2,615	2,682	7,537	6,943
Net interest income	11,829	5,436	30,497	15,487
Provision for loan losses	4,000	570	8,075	1,465
Net interest income after provision for loan losses	7,829	4,866	22,422	14,022
Non-interest income:
Service charges on deposit accounts	215	171	669	459
Residential mortgage banking income, net	16,044	3,943	35,210	10,966
Income from investment in life insurance contracts	94	59	278	874
Gain on sale of guaranteed USDA loans	516	252	779	298
Other income	880	548	2,334	1,658
Total other income	17,749	4,973	39,270	14,255
Non-interest expenses:
Salaries and employee benefits	11,880	5,079	30,141	14,149
Occupancy and equipment	922	627	2,653	1,868
Data processing fees	675	413	1,799	1,069
Legal, issuer, and regulatory filing fees	1,536	295	2,073	930
Advertising fees	165	191	518	607
Communications	214	123	536	334
Debit card	137	82	465	242
Audit and accounting fees	98	87	291	175
FDIC insurance	187	86	568	256
Other contractual services	516	89	870	270
Other taxes and assessments	280	257	748	746
Other operating	2,202	878	5,296	2,571
Total other expenses	18,812	8,207	45,958	23,217
Income before income tax	6,766	1,632	15,734	5,060
Income tax expense	1,707	379	3,618	989
Net income	$5,059	$1,253	$12,116	$4,071
Net (Income) loss attributable to noncontrolling interest	4	(3)	(1)	(21)
Net Income attributable to Blue Ridge Bankshares, Inc.	$5,063	$1,250	$12,115	$4,050
Net Income available to Common Stockholders	$5,063	$1,250	$12,115	$4,050
Basic earnings per common share	$0.88	$0.29	$2.13	$1.01
Diluted earnings per common share	$0.88	$0.29	$2.13	$1.01

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$5,059	$1,253	$12,116	$4,071
Other comprehensive income:
Gross unrealized gains (losses) on securities available for sale arising during the period	331	1,256	(340)	2,288
Income tax (expense) benefit	(70)	(264)	71	(480)
	261	992	(269)	1,808

Unrealized gains (losses) on interest rate swaps	902	—	(2,956)	(483)
Income tax (expense) benefit	(189)	—	621	102
	713	—	(2,335)	(381)
Less:
Reclassifications adjustment for gains included in net income	209	(258)	209	86
Adjustment for income tax (expense) benefit	(44)	54	(44)	(19)
	165	(204)	165	67

Other comprehensive income (loss), net of tax	1,139	788	(2,439)	1,494
Comprehensive income	$6,198	$2,041	$9,677	$5,565
Comprehensive (income) loss attributable to noncontrolling interest	$4	$(3)	$(2)	$(21)
Comprehensive income attributable to Blue Ridge Bankshares, Inc.	$6,202	$2,038	$9,675	$5,544

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except share and per share data)

(Unaudited)

Three Months Ended September 30, 2020 and 2019

	Common Stock & Related Surplus	Contributed Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, June 30, 2019	$38,690	$252	$24,886	$88	$218	$64,134
Net income	—	—	1,250	—	3	1,253
Other comprehensive income	—	—	—	788	—	788
Dividends on common stock ($0.1425 per share)	—	—	(620)	—	—	(620)
Issuance of restricted common stock, net of forfeitures	41	—	—	—	—	41
Noncontrolling interest capital distributions	—	—	—	—	—	—
Balance, September 30, 2019	$38,731	$252	$25,516	$876	$221	$65,596

Balance, June 30, 2020	$66,353	$252	$31,675	$(3,349)	$229	$95,160
Net income	—	—	5,063	—	(4)	5,059
Other comprehensive income	—	—	—	1,139	—	1,139
Dividends on common stock ($0.2850 per share)	—	—	(1,631)	—	—	(1,631)
Issuance of restricted common stock, net of forfeitures	203	—	—	—	—	203
Balance, September 30, 2020	$66,556	$252	$35,107	$(2,210)	$225	$99,930

Nine Months Ended September 30, 2020 and 2019

	Common Stock & Related Surplus	Contributed Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2018	$16,452	$252	$23,321	$(618)	$213	$39,620
Net income	—	—	4,050	—	21	4,071
Other comprehensive income	—	—	—	1,494	—	1,494
Dividends on common stock ($0.4275 per share)	—	—	(1,855)	—	—	(1,855)
Noncontrolling interest capital distributions	—	—	—	—	(13)	(13)
Issuance of restricted common stock, net of forfeitures	160	—	—	—	—	160
Issuance of common stock (1,536,731 shares), net of capital raise expenses	22,119	—	—	—	—	22,119
Balance, September 30, 2019	$38,731	$252	$25,516	$876	$221	$65,596

Balance, December 31, 2019	$66,204	$252	$25,428	$229	$224	$92,337
Net income	—	—	12,115	—	1	12,116
Other comprehensive loss	—	—	—	(2,439)	—	(2,439)
Dividends on common stock ($0.4275 per share)	—	—	(2,436)	—	—	(2,436)
Issuance of restricted common stock, net of forfeitures	352	—	—	—	—	352
Balance, September 30, 2020	$66,556	$252	$35,107	$(2,210)	$225	$99,930

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(dollars in thousands)

(Unaudited)

	2020	2019
Cash flows used in operating activities:
Net income	$12,116	$4,071
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	704	383
Deferred income taxes	85	9
Provision for loan losses	8,075	1,465
Proceeds from sale of loans held for sale, originated	652,765	241,112
Gain on sale of loans held for sale, originated	(27,386)	(7,455)
Loans held for sale, originated	(747,771)	(264,625)
Gain on sale of securities	(209)	(86)
Loss (gain) on disposal of premises and equipment	116	(2)
Loss on sale of other real estate owned	—	33
Non-cash equity compensation, net	352	160
Investment amortization expense, net	870	356
Amortization of subordinated debt issuance costs	37	25
Amortization of other intangibles	696	352
Earnings on life insurance	(278)	(874)
Decrease in goodwill	23	—
Increase in other assets	(29,709)	(9,677)
Increase in accrued expenses	12,160	8,893
Net cash used in operating activities	(117,354)	(25,860)
Cash flows used in investing activities:
Net decrease in federal funds sold	480	261
Purchase of securities available for sale	(38,579)	(96,743)
Proceeds from securities available for sale	43,452	15,231
Proceeds from securities held for investment	1,210	2,370
Purchase of insurance policies	—	(600)
Redemption of insurance policies	—	1,058
Net change in restricted equity securities	(1,307)	(2,717)
Net increase in loans held for investment	(392,870)	(46,650)
Net increase in loans held for sale, participations	(15,083)	(20,053)
Purchase of premises and equipment	(2,785)	(507)
Proceeds from sale of premises and equipment	669	13
Capital calls of SBIC funds and other investments	(569)	(665)
Nonincome distributions from limited liability companies	44	147
Net cash used in investing activities	(405,338)	(148,855)
Cash flows from financing activities:
Net increase in deposits	193,236	105,254
Common stock dividends paid	(2,436)	(1,866)
Federal Home Loan Bank advances	436,900	257,100
Federal Home Loan Bank repayments	(446,700)	(200,600)
Federal Reserve PPPLF advances	355,484	—
Federal Reserve PPPLF repayments	(11,008)	—
Increase in federal funds purchased	135	—
Issuance of subordinated debt	15,000	—
Payment of subordinated debt issuance costs	(349)	—
Issuance of common stock	—	22,119
Net cash provided by financing activities	540,262	182,007
Net increase in cash and due from banks	17,570	7,292
Cash and due from banks at beginning of period	60,026	15,026
Cash and due from banks at end of period	$77,596	$22,318
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,294	$6,217
Noncash item - transfer of held to maturity securities to available for sale	10,980	—

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements of Blue Ridge Bankshares, Inc. (the “Company” or “Blue Ridge”) include the accounts of Blue Ridge Bank, N.A. (the “Bank”), PVB Properties, LLC, VCB Services, LLC, and MoneyWise Payroll Solutions, Inc. (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Operating results for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company operates under the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission, while the Bank operates under a national charter subject to the supervision and regulation of the Office of the Comptroller of the Currency (the “OCC”).  The Bank provides commercial banking services to customers located primarily in the Piedmont, Southside, and Shenandoah Valley regions of the Commonwealth of Virginia and also operates under the name Carolina State Bank in Greensboro, North Carolina. Mortgage lending services are provided in these regions as well with additional mortgage offices located in Northern Virginia, Maryland, North Carolina, Delaware, and South Carolina.

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

Earnings Per Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The Company had no dilutive common shares outstanding at September 30, 2020 and 2019. The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2020 and 2019.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income	$5,059,000	$1,253,000	$12,116,000	$4,071,000
Net (income) loss attributable to noncontrolling interest	4,000	(3,000)	(1,000)	(21,000)
Net income available to common shareholders	$5,063,000	$1,250,000	$12,115,000	$4,050,000
Weighted average common shares	5,718,621	4,346,866	5,680,930	3,998,267
Effect of dilutive securities	—	—	—	—
Diluted average common shares	5,718,621	4,346,866	5,680,930	3,998,267
Earnings per common share	$0.88	$0.29	$2.13	$1.01
Diluted earnings per common share	$0.88	$0.29	$2.13	$1.01

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

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.  The Company is currently assessing the impact SAB 119 will have on its consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. To facilitate an orderly transition from interbank offered rates (“IBORs”) and other benchmark rates to alternative reference rates (“ARRs”), the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

The COVID-19 pandemic has negatively impacted the global economy.  In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  Section 4013 of the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR.

Also in response to the COVID-19 pandemic, in March 2020, various regulatory agencies, including the Federal Reserve and the OCC, (the agencies), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  As of November 5, 2020, the Company has executed 553 of these deferrals on outstanding loan balances of $109.9 million, or 16.4% of the held-for-investment loan portfolio, excluding loans made under the U.S. Small Business Administration’s Paycheck Protection Program.  A majority of these loans are now past the initial deferment period and are back on normal payment schedules.  As of November 5, 2020, the Company was aware of five borrowers with loan balances totaling $6.5 million that were either already deferred for an additional period of three months or are in the process of requesting an additional deferral for a period of three months.

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

On August 12, 2020, the Company entered into a definitive merger agreement to acquire Bay Banks of Virginia, Inc., in an all-stock transaction (the “merger agreement”).  Subject to the terms and conditions stated in the merger agreement, upon the consummation of the merger each share of Bay Banks common stock will be converted into the right to receive 0.5000 shares of the Company’s common stock.  The transaction is expected to close in the first quarter of 2021.  Refer to Part II, Item 1A “Risk Factors” for additional information.

Note 3 – Investment Securities

Investment securities available for sale are carried in the consolidated balance sheets at their fair value and investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost. The amortized cost and fair values of investment securities at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$13,792	$240	$21	$14,011
U.S. Treasury and agencies	2,500	—	34	2,466
Mortgage backed securities	79,263	836	608	79,491
Corporate bonds	17,930	97	106	17,921

	$113,485	$1,173	$769	$113,889

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and agencies	$2,500	$—	$51	$2,449
Mortgage backed securities	94,983	654	152	95,485
Corporate bonds	10,554	87	4	10,637
	$108,037	$741	$207	$108,571
Held to maturity
State and municipal	$12,192	$464	$2	$12,654
Total Investment Securities	$120,229	$1,205	$209	$121,225

The amortized cost and fair value of securities at September 30, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Securities Available for Sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$925	$927
Due after one year through five years	71,574	72,137
Due after five years through ten years	33,608	33,324
Due after ten years	7,378	7,501
Total	$113,485	$113,889

Note 3 – Investment Securities, continued

A summary of unrealized losses (in thousands) and the length of time in a continuous loss position, by security type at September 30, 2020 and December 31, 2019 is as follows:

September 30, 2020	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and Municipal	$1,694	$(21)	$—	$—	$1,694	$(21)
U.S. Treasury and Agency	2,466	(34)	—	—	2,466	(34)
Mortgage backed	25,035	(593)	856	(15)	25,891	(608)
Corporate bonds	6,395	(105)	399	(1)	6,794	(106)
Total	$35,590	$(753)	$1,255	$(16)	$36,845	$(769)

December 31, 2019	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and Municipal	$333	$(2)	$—	$—	$333	$(2)
U.S. Treasury and Agency	—	—	1,949	(51)	1,949	(51)
Mortgage backed	27,901	(82)	5,348	(70)	33,249	(152)
Corporate bonds	—	—	896	(4)	896	(4)
Total	$28,234	$(84)	$8,193	$(125)	$36,427	$(209)

Other investments (in thousands) at September 30, 2020 consist of stock in the Federal Home Loan Bank of Atlanta (the “FHLB”) (carrying basis $5,752), Federal Reserve Bank of Richmond (“FRB”) stock (carrying basis $2,205), and various other investments (carrying basis $1,484). These investments are classified as restricted equity securities on the consolidated balance sheet.

The Company had pledged securities (in thousands) of $40,645 and $68,255 at September 30, 2020 and December 31, 2019, respectively to the FHLB and the Treasury Board of Virginia at the Community Bankers’ Bank to secure public deposits.

Note 4 – Loans

Loans held for investment outstanding at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
(in thousands)
Commercial and industrial	$444,718	$77,728
Real estate – construction, commercial	49,884	38,039
Real estate – construction, residential	19,001	26,778
Real estate – mortgage, commercial	272,778	251,824
Real estate – mortgage, residential	210,679	208,494
Real estate – mortgage, farmland	4,176	5,507
Consumer installment loans	45,144	39,202
Gross loans	1,046,380	647,572
Less: Unearned income	(7,200)	(738)
Total	$1,039,180	$646,834

The Company has pledged loans held for investment (in thousands) as collateral for borrowings with the FHLB totaling $183,383 and $146,075 as of September 30, 2020 and December 31, 2019, respectively.

Note 4 – Loans, continued

In December 2019, as a result of the Company’s acquisition of VCB, the acquired loan portfolio was initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of these acquired loans included in the consolidated statement of condition as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
(in thousands)
Purchased credit impaired acquired VCB loans evaluated individually for future credit losses
Outstanding principal balance	$1,336	$1,504
Carrying amount	1,148	1,315

Other acquired VCB loans
Outstanding principal balance	108,996	172,279
Carrying amount	107,853	170,151

Total acquired VCB loans
Outstanding principal balance	110,332	173,783
Carrying amount	109,001	171,466

The following table presents changes for the nine months and year ended September 30, 2020 and December 31, 2019, respectively, in the accretable yield on the VCB purchased credit impaired loans for which the Company applies ASC 310-30:

	September 30, 2020	December 31, 2019
(in thousands)
Balance beginning of period	$188	$—
Accretable yield at acquisition date	—	190
Additions	(22)	—
Accretion	(51)	(3)
Other changes, net	73	1
Balance end of period	188	188

The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$901	$86	$47	$401	$1,435	$443,283	$444,718
Real estate – construction, commercial	—	218	—	900	1,118	48,766	49,884
Real estate – construction, residential	—	369	—	—	369	18,632	19,001
Real estate – mortgage, commercial	440	2,470	—	1,352	4,262	268,516	272,778
Real estate – mortgage, residential	235	219	703	438	1,595	209,084	210,679
Real estate - mortgage, farmland	—	—	—	—	—	4,176	4,176
Consumer installment loans	1,121	232	16	641	2,010	43,134	45,144
Less: Unearned income	—	—	—	—	—	(7,200)	(7,200)
	$2,697	$3,594	$766	$3,732	$10,789	$1,028,391	$1,039,180

Note 4 – Loans, continued

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$1,652	$—	$—	$441	$2,093	$75,635	$77,728
Real estate – construction, commercial	820	—	—	929	1,749	36,290	38,039
Real estate – construction, residential	241	—	—	—	241	26,537	26,778
Real estate – mortgage, commercial	3,194	—	—	1,931	5,125	246,699	251,824
Real estate – mortgage, residential	319	217	369	713	1,618	206,876	208,494
Real estate – mortgage, farmland	—	—	—	—	—	5,507	5,507
Consumer installment loans	894	408	—	776	2,078	37,124	39,202
Less: Unearned income	—	—	—	—	—	(738)	(738)
	$7,120	$625	$369	$4,790	$12,904	$633,930	$646,834

Note 5 – Allowance for Loans Losses

A summary of changes in the allowance for loans losses for the nine months ended September 30, 2020 and year ended December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
(in thousands)
Allowance, beginning of period	$4,572	$3,580
Charge-Offs
Commercial and industrial	$—	$(43)
Real estate, mortgage	—	(4)
Consumer and other loans	(787)	(914)
Total charge-offs	(787)	(961)
Recoveries
Commercial and industrial	$34	$—
Real estate, mortgage	—	6
Consumer and other loans	229	205
Total recoveries	263	211
Net charge-offs	(524)	(750)
Provision for loan losses	8,075	1,742
Allowance, end of period	$12,123	$4,572

Note 5 – Allowance for Loans Losses, continued

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
September 30, 2020
Commercial and industrial	$490	$444,228	$444,718
Real Estate – construction, commercial	—	49,884	49,884
Real Estate – construction, residential	—	19,001	19,001
Real Estate – mortgage, commercial	335	272,443	272,778
Real Estate – mortgage, residential	624	210,055	210,679
Real Estate – mortgage, farmland	—	4,176	4,176
Consumer installment loans	—	45,144	45,144
Gross loans	1,449	1,044,931	1,046,380
Less: Unearned income	—	(7,200)	(7,200)
Total	$1,449	$1,037,731	$1,039,180

(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2019
Commercial and industrial	$280	$77,448	$77,728
Real Estate – construction, commercial	—	38,039	38,039
Real Estate – construction, residential	—	26,778	26,778
Real Estate – mortgage, commercial	733	251,091	251,824
Real Estate – mortgage residential	395	208,099	208,494
Real Estate – mortgage, farmland	—	5,507	5,507
Consumer installment loans	—	39,202	39,202
Gross loans	1,408	646,164	647,572
Less: Unearned income	—	(738)	(738)
Total	$1,408	$645,426	$646,834

The following table presents information related to impaired loans, by portfolio segment, at the dates presented.

	September 30, 2020
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$624	$624	$—	$696	$28
With an allowance recorded:
Commercial and industrial	490	490	70	375	1
Real estate – mortgage, commercial	335	335	97	337	7
	$1,449	$1,449	$167	$1,408	$36

Note 5 – Allowance for Loans Losses, continued

	December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$395	$395	$—	$527	$7
With an allowance recorded:
Commercial and industrial	280	280	143	286	2
Real estate – mortgage, commercial	733	733	98	734	5
	$1,408	$1,408	$241	$1,547	$14

Purchased loans from the 2016 River Bancorp, Inc. acquisition had remaining balances (in thousands) of $13,787 and 19,686 as of September 30, 2020 and December 31, 2019, respectively. Of these balances, three loan relationships were considered specifically impaired purchased credit-impaired loans. One of these relationships was resolved during 2018 and the Company recovered $200 of the balance previously written-off. During the first quarter of 2019, another loan relationship was resolved and the Company recovered $200 of the balance previously written-off. At September 30, 2020, the remaining specifically impaired purchased-credit impaired loans totaled $2,159 with a specific impairment of $190. The following table presents the recorded investment in the segments of the River Bancorp, Inc. purchased loans as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Real Estate
Construction loans and all land development and other land loans	$900	$1,397
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	2,584	2,709
Secured by first liens	5,743	6,971
Secured by junior liens	380	394
Secured by multifamily (five or more) residential properties	55	63
Loans secured by owner-occupied, nonfarm nonresidential properties	3,406	4,459
Loans secured by other nonfarm nonresidential properties	—	2,322
Commercial and Industrial	644	1,272
Other
Other revolving credit plans	19	26
Automobile loans	7	10
Other consumer loans	49	63
Total	$13,787	$19,686

Note 5 – Allowance for Loans Losses, continued

The following table presents the Company’s loan portfolio by internal loan grade (in thousands) as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$362,661	$1,317	$27,454	$44,134	$7,394	$993	$765	$444,718
Real Estate – construction, commercial	—	2,250	25,833	20,709	157	—	935	49,884
Real Estate – construction, residential	—	—	4,282	8,999	5,720	—	—	19,001
Real Estate – mortgage, commercial	—	3,273	128,673	126,106	7,355	4,918	2,453	272,778
Real Estate – mortgage residential	—	3,366	103,548	95,987	5,945	154	1,679	210,679
Real Estate – mortgage, farmland	589	105	1,302	2,180	—	—	—	4,176
Consumer installment loans	285	36	17,332	26,638	194	4	655	45,144
Gross loans	363,535	10,347	308,424	324,753	26,765	6,069	6,487	1,046,380
Less: Unearned income								(7,200)
Total								$1,039,180

	December 31, 2019
	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$1,509	$1,042	$35,180	$37,458	$568	$1,488	$483	$77,728
Real Estate – construction, commercial	—	1,454	24,667	10,850	102	—	966	38,039
Real Estate – construction, residential	—	139	9,355	14,331	2,953	—	—	26,778
Real Estate – mortgage, commercial	—	4,971	118,488	114,598	9,273	1,935	2,559	251,824
Real Estate – mortgage residential	—	4,611	100,665	98,116	3,470	130	1,502	208,494
Real Estate – mortgage, farmland	1,467	134	1,736	2,170	—	—	—	5,507
Consumer installment loans	293	72	17,872	20,067	116	—	782	39,202
Gross loans	3,269	12,423	307,963	297,590	16,482	3,553	6,292	647,572
Less: Unearned income								(738)
Total								$646,834

The Company also utilizes the grades 8 (Doubtful) and 9 (Loss). There were no loans classified in these categories at September 30, 2020 and December 31, 2019.

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

Note 6 – Goodwill and Intangibles

The balance in goodwill is the result of a branch acquisition in Charlottesville, Virginia in 2011, the acquisition of River Bancorp, Inc. in 2016, the acquisition of a mortgage line of business in 2018, the 35% ownership acquisition in Hammond Insurance Agency, Inc. in 2019, and the acquisition of VCB in 2019.  The purpose of these acquisitions was to expand the geographic service area by targeting attractive markets with potential to provide continued balance sheet growth and new opportunities for the Company. Management evaluates at least annually the recorded value of goodwill.  Goodwill is not an amortizing intangible.  In the event the asset suffers a decline in value based on criteria established in governing accounting standards, an impairment will be recorded.

	September 30, 2020	December 31, 2019
Goodwill
Charlottesville Branch Acquisition	$366	$366
River Bancorp, Inc. Acquisition	1,728	1,728
Mortgage Business Acquisition	600	600
Hammond Insurance Agency Acquisition	613	613
Virginia Community Bankshares, Inc. Acquisition	16,585	16,608
	$19,892	$19,915

Information concerning amortizable intangibles included in other assets on the balance sheet is as follows:

	September 30, 2020	December 31, 2019
Amortizable Intangibles
Customer-Based Intangible - MoneyWise Payroll	$394	$541
Customer-Based Intangible - Hammond Insurance Agency	350	375
Customer-Based Intangible - LenderSelect Mortgage Group	648	720
Core Deposit Intangible - River Community Bank	94	211
Core Deposit Intangible - Virginia Community Bank	1,444	1,690
Other	92	181
	$3,022	$3,718

Beginning the second quarter of 2020, the Company began recording mortgage servicing rights.  At September 30, 2020, the Company was servicing approximately $435.4 million of loans originated by the mortgage division and sold to the secondary market.  The initial recording of the mortgage servicing rights was at fair value and occurred in June 2020 and resulted in both an asset and mortgage loan servicing income of $1.6 million. Subsequently, the mortgage servicing asset is being measured using the amortization method and evaluated for impairment each quarter end. At September 30, 2020, the mortgage servicing asset was $3.2 million.

Note 7 - Derivative Financial Instruments and Hedging Activities

During the first quarter of 2019, the Company entered into an interest rate swap agreement (‘‘swap agreement’’) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with a highly rated third-party financial institution. This back-to-back swap agreement is a free-standing derivative and is recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of September 30, 2020.

	September 30, 2020
	Notional Amount	Fair Value
(in thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$2,111	$379
Pay Fixed/Receive Variable Swaps	2,111	(379)

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

The Company had cash collateral with the counterparty of these hedges of $6.0 million as of September 30, 2020.

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

Note 8 – Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan that covers eligible employees. Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Bank matches 100% of an employee’s contribution up to 5% of his or her salary following one year of continuous service and the benefits vest immediately. The Company’s Board of Directors may make additional contributions at its discretion. Employees become eligible to participate in the discretionary contributions after one year of continuous service and the benefits vest over a five-year period. For the three months ended September 30, 2020 and 2019, total expenses attributable to this plan were $356,642 and $182,091, respectively.  For the nine months ended September 30, 2020 and 2019, total expenses attributable to this plan were $686,291 and $454,439, respectively.

Note 8 – Employee Benefit Plan, continued

In 2013, the Company established an ESOP that covers eligible employees. Benefits in the ESOP vest over a five-year period. Contributions to the plan are made at the discretion of the Board of Directors and may include both the matching component to employees’ elective deferrals into the 401(k) plan and discretionary profit contributions. The ESOP held 104,058 and 79,800 total shares of Company’s common stock at September 30, 2020 and December 31, 2019, respectively. All shares issued to and held by the ESOP are considered outstanding in the computation of earnings per share. The plan or the Company is required to purchase shares from separated employees at a price determined by an established securities market, otherwise a third-party valuation is required.

Note 9 – Stock-Based Compensation

The Company has granted restricted stock awards to employees under the Blue Ridge Bankshares, Inc. Equity Incentive Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the vesting period. Non-cash compensation expense recognized in the Consolidated Statements of Income related to restricted stock awards, net of forfeitures, was $203 thousand and $41 thousand for the three months ended September 30, 2020 and 2019, respectively, and $352 thousand and $160 thousand for the nine months ended September 30, 2020 and 2019, respectively.  The grant date fair value of restricted stock awards outstanding at September 30, 2020 and December 31, 2019 was $1.1 million and $1.3 million, respectively.

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

Note 10– Fair Value, continued

The following tables present the balances of financial assets measured at fair value on a recurring basis:

	September 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Available for sale securities
State and municipal	$14,011	$—	$14,011	$—
U.S. Treasury and agencies	2,466		2,466
Mortgage backed securities	79,491	—	79,491	—
Corporate bonds	17,921	—	17,921	—
Total securities available for sale	$113,889	$—	$113,889	$—

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Available for sale securities
U.S. Treasury and agencies	$2,449	$—	$2,449	$—
Mortgage backed securities	95,485	—	95,485	—
Corporate bonds	10,637	—	10,637	—
Total securities available for sale	$108,571	$—	$108,571	$—

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

The Company had no OREO at September 30, 2020 and December 31, 2019.

Note 11 – Disclosures About Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments at the dates presented are as follows:

		Fair Value Measurements at September 30, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
(in thousands)
Financial Assets
Cash and short-term investments	$77,596	$77,596	$—	$—	$77,596
Investment securities	123,330	—	123,330	—	123,330
Loans held for sale	193,122	—	193,122	—	193,122
Net loans held for investment	1,039,180	—	—	1,034,898	1,034,898
Accrued interest receivable	5,193	—	5,193	—	5,193
Bank-owned life insurance	15,013	—	15,013	—	15,013
Financial Liabilities
Deposits	915,266	—	643,704	278,584	922,288
Federal funds purchased	135	135			135
Other borrowed funds	459,476	—	459,476	—	459,476
Subordinated debt, net	24,489	—	—	25,326	25,326
Accrued interest payable	644	—	644	—	644

		Fair Value Measurements at December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
(in thousands)
Financial Assets
Cash and short-term investments	$60,026	$60,026	$—	$—	$60,026
Federal funds sold	480	480	—	—	480
Investment securities	128,897	—	129,359	—	129,359
Loans held for sale	55,646	—	55,646	—	55,646
Net loans held for investment	642,262	—	—	643,878	643,878
Accrued interest receivable	2,590	—	2,590	—	2,590
Bank-owned life insurance	14,734	—	14,734	—	14,734
Financial Liabilities
Deposits	722,030	—	542,805	168,736	711,541
Other borrowed funds	124,800	—	124,971	—	124,971
Subordinated debt, net	9,800	—	—	9,784	9,784
Accrued interest payable	706	—	706	—	706

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

The following tables present revenues and expenses by segment for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30, 2020
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$13,495	$917	$—	$32	$—	$14,444
Service charges on deposit accounts	215	—	—	—	—	215
Mortgage banking income, net	—	16,044	—	—	—	16,044
Payroll processing revenue	—	—	221	—	—	221
Other operating income	1,275	—	—	—	(6)	1,269
Total income	14,985	16,961	221	32	(6)	32,193
Expenses:
Interest expense	2,132	72	—	411	—	2,615
Provision for loan losses	4,000	—	—	—	—	4,000
Salary and benefits	3,311	8,455	114	—	—	11,880
Other operating expenses	3,370	2,133	133	1,302	(6)	6,932
Total expense	12,813	10,660	247	1,713	(6)	25,427
Income (loss) before income taxes	2,172	6,301	(26)	(1,681)	—	6,766
Income tax expense (benefit)	528	1,276	(5)	(92)	—	1,707
Net income (loss)	$1,644	$5,025	$(21)	$(1,589)	$—	$5,059
Net (income) loss attributable to noncontrolling interest	$—	$—	$4	$—	$—	$4
Net income (loss) attributable to Blue Ridge Bankshares	$1,644	$5,025	$(17)	$(1,589)	$—	$5,063

Note 12 – Business Segments, continued

	Nine Months Ended September 30, 2020
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$35,985	$2,012	$—	$37	$—	$38,034
Service charges on deposit accounts	669	—	—	—	—	669
Mortgage banking income, net	—	35,210	—	—	—	35,210
Payroll processing revenue	—	—	736	—	—	736
Other operating income	2,673	—	—	—	(18)	2,655
Total income	39,327	37,222	736	37	(18)	77,304
Expenses:
Interest expense	6,440	243	—	854	—	7,537
Provision for loan losses	8,075	—	—	—	—	8,075
Salary and benefits	9,586	20,221	334	—	—	30,141
Other operating expenses	8,771	4,914	393	1,757	(18)	15,817
Total expense	32,872	25,378	727	2,611	(18)	61,570
Income (loss) before income taxes	6,455	11,844	9	(2,574)	—	15,734
Income tax expense (benefit)	1,443	2,440	2	(267)	—	3,618
Net income (loss)	$5,012	$9,404	$7	$(2,307)	$—	$12,116
Net (income) loss attributable to noncontrolling interest	$—	$—	$(1)	$—	$—	$(1)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$5,012	$9,404	$6	$(2,307)	$—	$12,115

Note 12 – Business Segments, continued

	Three Months Ended September 30, 2019
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$7,757	$359	$—	$2	$—	$8,118
Service charges on deposit accounts	171	—	—	—	—	171
Mortgage banking income, net	—	3,943	—	—	—	3,943
Payroll processing revenue	—	—	232	—	—	232
Other operating income	610	—	—	23	(6)	627
Total income	8,538	4,302	232	25	(6)	13,091
Expenses:
Interest expense	2,289	215	—	178	—	2,682
Provision for loan losses	570	—	—	—	—	570
Salary and benefits	2,126	2,858	95	—	—	5,079
Other operating expenses	1,785	955	119	275	(6)	3,128
Total expense	6,770	4,028	214	453	(6)	11,459
Income (loss) before income taxes	1,768	274	18	(428)	—	1,632
Income tax expense	344	80	(1)	(44)	—	379
Net income (loss)	$1,424	$194	$19	$(384)	$—	$1,253
Net (income) loss attributable to noncontrolling interest	$—	$—	$(3)	$—	$—	$(3)
Net income (loss) attributable to Blue Ridge Bankshares	$1,424	$194	$16	$(384)	$—	$1,250

	Nine Months Ended September 30, 2019
(in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	MoneyWise Payroll Solutions, Inc.	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$21,581	$845	$—	$4	$—	$22,430
Service charges on deposit accounts	459	—	—	—	—	459
Mortgage banking income, net	—	10,966	—	—	—	10,966
Payroll processing revenue	—	—	743	—	—	743
Other operating income	2,057	—	—	48	(18)	2,087
Total income	24,097	11,811	743	52	(18)	36,685
Expenses:
Interest expense	5,921	490	—	532	—	6,943
Provision for loan losses	1,465	—	—	—	—	1,465
Salary and benefits	6,167	7,711	271	—	—	14,149
Other operating expenses	5,194	2,697	344	851	(18)	9,068
Total expense	18,747	10,898	615	1,383	(18)	31,625
Income (loss) before income taxes	5,350	913	128	(1,331)	—	5,060
Income tax expense (benefit)	932	193	22	(158)	—	989
Net income (loss)	$4,418	$720	$106	$(1,173)	$—	$4,071
Net (income) loss attributable to noncontrolling interest	$—	$—	$(21)	$—	$—	$(21)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$4,418	$720	$85	$(1,173)	$—	$4,050

Note 13 - Other Borrowed Funds

Other borrowings on the consolidated balance sheet include $115.0 million at September 30, 2020 composed of advances from the FHLB. The Company utilizes the FHLB advance programs to fund loan growth and provide liquidity. FHLB borrowings decreased $9.8 million from $124.8 million at December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
FHLB borrowings	$115,000	$124,800
Weighted average interest rate	0.24%	1.92%

Federal Reserve Paycheck Protection Program Liquidity Facility	$344,476	$—
Weighted average interest rate	0.35%	—

Other borrowings on the consolidated balance sheet also includes $344.5 million of borrowed funds from the Federal Reserve Paycheck Protection Program Liquidity Facility.  These funds were solely used to provide funding under the Paycheck Protection Program and bear an interest rate of 0.35%.  The funds are expected to pay down as loans to the Bank’s borrowers are forgiven under the program.

Note 14 - Subordinated Debt

On November 20, 2015, the Company entered into a Subordinated Note Purchase Agreement with 14 institutional accredited investors under which the Company issued an aggregate of $10,000,000 of subordinated notes (the “2015 Notes”) to the institutional accredited investors. The 2015 Notes have a maturity date of December 1, 2025. The 2015 Notes bear interest, payable on the 1st of June and December of each year, commencing June 1, 2016, at a fixed rate of 6.75% per year for the first five years, and thereafter will bear a floating interest rate of LIBOR plus 512.8 basis points. The 2015 Notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the 2015 Notes, in whole or in part, without premium or penalty, at any interest payment date on or after December 1, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a 2015 Note may declare the principal amount of the note to be due and immediately payable. The 2015 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2015 Notes qualify as Tier 2 capital for regulatory reporting.

On May 28, 2020, the Company entered into a Subordinated Note Purchase Agreement with an institutional investor under which the Company issued a subordinated note with a principal amount of $15,000,000 (the “2020 Note”). The 2020 Note has a maturity date of June 1, 2030. The 2020 Note bears interest, payable on the 1st of June and December of each year, commencing December 1, 2020, at a fixed rate of 6.00% per year for the first five years, and thereafter will bear a floating interest rate of SOFR (as defined in the note) plus 587 basis points.  The 2020 Note is not convertible into common stock or preferred stock and is not callable by the holder. The Company has the right to redeem the 2020 Note, in whole or in part, without premium or penalty, at any interest payment date on or after June 1, 2025 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of the 2020 Note may declare the principal amount of the 2020 Note to be due and immediately payable. The 2020 Note is an unsecured, subordinated obligation of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2020 Note qualifies as Tier 2 capital for regulatory reporting.

Note 14 - Subordinated Debt, continued

As part of these transactions, the Company incurred issuance costs totaling $687,500. These costs are being amortized over the life of the Notes. The following table summarizes the balance of the Notes and related issuance costs at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(in thousands)	2020	2019
Subordinated debt	$25,000	$10,000
Unamortized issuance costs	(511)	(200)
Subordinated debt, net	$24,489	$9,800

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

Bank card revenue is comprised of interchange revenue and automated teller machine (“ATM”) fees. Interchange revenue is earned when bank debit and credit cardholders conduct transactions through VISA, MasterCard, and other payment networks. Interchange fees represent a percentage of the underlying cardholder’s transaction value and are generally recognized daily, concurrent with the transaction processing services provided to the cardholder. ATM fees are earned when a non-Bank cardholder uses a Bank ATM. ATM fees are recognized daily, as the related ATM transactions are settled.

Payroll processing income is comprised of fees charged to customers for payroll services through MoneyWise Payroll Solutions, Inc., of which the Bank owns a controlling interest.

The following table (in thousands) illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service fees on deposit accounts	$215	$171	$669	$459
Bank card revenue	349	116	948	408
Payroll processing income	221	232	736	743
Revenue from contracts with customers	785	519	2,353	1,610
Non-interest income within scope of other ASC topics	16,964	4,454	36,917	12,645
Total noninterest income	$17,749	$4,973	$39,270	$14,255

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

The following tables present information about the Company’s leases:

(dollars in thousands)	September 30, 2020
Lease liabilities	$5,795
Right-of-use assets	$5,634
Weighted average remaining lease term	5.77 years
Weighted average discount rate	2.77%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Cost (in thousands)	2020	2019	2020	2019
Operating lease cost	$458	$369	$1,347	$1,104
Total lease cost	$458	$369	$1,347	$1,104
Cash paid for amounts included in the measurement of lease liabilities	$449	$218	$1,308	$874

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	September 30, 2020
Three months ending December 31, 2020	$329
Twelve months ending December 31, 2021	1,316
Twelve months ending December 31, 2022	1,114
Twelve months ending December 31, 2023	991
Twelve months ending December 31, 2024	654
Twelve months ending December 31, 2025	492
Thereafter	1,487
Total undiscounted cash flows	6,383
Discount	(588)
Lease liabilities	$5,795

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition and the results of our operations.  This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results of operations for the balance of 2020, or for any other period.  As used in this report, the terms “Blue Ridge,” “Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries.  The term “Bank” refers to Blue Ridge Bank, National Association.

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

•

the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (the “FASB”), or other accounting standards setting bodies;

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

On August 12, 2020, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Bay Banks of Virginia, Inc. (“Bay Banks”), pursuant to which the Company will acquire Bay Banks in a merger transaction. In addition to the factors described above, the Company’s operations, performance, business strategy and results may be affected by the following factors:

•	the businesses of the Company and/or Bay Banks may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
•	expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe;
•	revenues following the merger may be lower than expected;
•	customer and employee relationships and business operations may be disrupted by the merger; and
•	the ability to obtain required regulatory and shareholder approvals, and the ability to complete the merger on the expected timeframe may be more difficult, time-consuming or costly than expected.

The COVID-19 pandemic is having a significant impact on the economy.  Recognizing this impact, in March 2020, the Company quickly pivoted to an aggressive borrower outreach campaign to discuss immediate and foreseeable effects on businesses in its market areas.  These efforts continued throughout the second and third quarters of 2020.  The significant uncertainty surrounding a return to normal consumer and business behavior make the ultimate outcomes difficult to predict, but the Company is managing its efforts around a worst-case scenario.  The Company has undertaken substantial efforts to reduce noninterest expense levels, including personnel costs, where feasible.  The Company also continually reviews market and division line profitability. The Company took advantage of the decline in interest rates triggered by COVID-19 to reduce cost of funds and to restructure and extend liability pricing. Branch operations were redirected to drive-thru and digital channels across the Bank in mid-March and resumed normalized branch operations, following appropriate hygienic and distancing guidelines, in early July 2020 .  Lending focus shifted from loan originations to portfolio maintenance and protection, which includes working with borrowers on loan deferrals.

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

In April 2020, the Company received Small Business Administration (“SBA”) approval to administer loans in the Paycheck Protection Program (“PPP”) and is expected to earn SBA processing fees of approximately $11.5 million over the life of the loans.

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

Announced Merger

On August 13, 2020, the Company and Bay Banks (OTC: BAYK) announced the signing of the Merger Agreement pursuant to which the companies will combine in an all-stock merger with the Company as the surviving company.  At or immediately following consummation of the merger, Virginia Commonwealth Bank, the wholly-owned commercial banking subsidiary of Bay Banks, will be merged with and into the Bank, with the Bank as the surviving bank. Under the terms of the Merger Agreement, Bay Banks shareholders will receive 0.5000 shares of the Company’s common stock for each share of Bay Banks common stock they own.  Bay Banks shareholders will own approximately 54% and the Blue Ridge shareholders will own approximately 46% of the combined company.  The combined company and bank will operate under the Blue Ridge name and will trade under the ticker symbol “BRBS” on the NYSE American stock exchange. Subject to customary closing conditions, including regulatory and shareholder approvals, the merger is expected to close in the first quarter of 2020.  Additional information on the merger can be found in Blue Ridge’s Current Report on Form 8-K filed with the SEC on August 13, 2020.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total assets at September 30, 2020 were $1.5 billion, an increase of $562.5 million or 58.5%, from $960.8 million at December 31, 2019. The increase in assets was primarily driven by growth in both the loans held for sale and loans held for investment portfolios, in addition to increases in cash and due from banks and other assets. Loans held for sale totaled $193.1 million as of September 30, 2020, an increase of $137.5 million, or 247.1% compared to $55.6 million at December 31, 2019.  This growth was driven by increased origination volume in the mortgage division due to a lower rate environment, expansion of the retail mortgage business line, and the addition of the wholesale mortgage business line in late 2019.  Loans held for investment totaled $1.04 billion as of September 30, 2020, an increase of $392.3 million, or 60.7% compared to $646.8 million at December 31, 2019. This increase was due to loans originated as part of the PPP beginning in the second quarter of 2020, which totaled $362 million at September 30, 2020. Cash and due from banks increased $17.6 million to $77.6 million at September 30, 2020 compared to $60.0 million at December 31, 2019. Other assets totaled $49.3 million at September 30, 2020, an increase of $27.8 million, or 129.6% compared to $21.5 million as of December 31, 2019. Investment securities decreased $5.6 million, or 4.3%, to $123.3 million at September 30, 2020 compared to $128.9 million at December 31, 2019.  The decrease is attributable to paydowns in the bond portfolio.

The allowance for loan losses increased by $7.6 million during the first nine months of 2020 to $12.1 million, or 1.2% of total loans held for investment as of September 30, 2020, compared to $4.6 million, or 0.71% of total loans held for investment as of December 31, 2019. Imbedded in the loans held for investment balance is the credit mark on the loan portfolio acquired in the Company’s merger with Virginia Community Bankshares, Inc. (“VCB”) as part of the acquisition accounting.  This credit mark totaled $1.3 million and $2.2 million at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020, total liabilities were $1.4 billion, an increase of $554.9 million, or 63.9% compared to $868.5 million at December 31, 2019. The increase in liabilities was concentrated in total deposit growth of $193.2 million, or 26.8%, to $915.3 million as of September 30, 2020 compared to $722.0 million at December 31, 2019. Included in this deposit growth are funds retained from customers as part of the PPP.  Additionally, other borrowings increased $334.7 million, or 268.2% to $459.5 million as of September 30, 2020 compared to $124.8 million at December 31, 2019. This increase was due to borrowings from the Federal Reserve Paycheck Protection Program Liquidity Facility to fund loans originated under the PPP.  Other liabilities totaled $24.0 million as of September 30, 2020, an increase of $12.2 million, or 102.7%, compared to $11.8 million at December 31, 2019.

Total shareholders’ equity increased by $7.6 million to $99.9 million at September 30, 2020 compared to $92.3 million at December 31, 2019. The increase is attributable to net income during the first nine months of 2020 partially offset by changes in other comprehensive income related to unrealized losses in the securities portfolio as well as unrealized losses related to interest rate swaps.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, Blue Ridge reported net income of $5.0 million, equal to basic and diluted income per common share of $0.88. For the three months ended September 30, 2019, net income was $1.3 million and both basic and diluted earnings per share were $0.29.

For the nine months ended September 30, 2020, Blue Ridge reported net income of $12.1 million, equal to basic and diluted income per common share of $2.13.  For the nine months ended September 30, 2019, net income was $4.1 million, equal to basic and diluted income per common share of $1.01.

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

The following table shows the average balance sheets for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Also shown are the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)
Assets
Taxable investments (2)	$104,796	$562	2.15%	$140,425	$1,039	2.61%
Tax-free investments (2)	6,217	37	2.37%	7,273	67	3.72%
Total securities	111,013	599	2.16%	147,698	1,106	3.00%
Interest-bearing deposits in other banks	146,386	71	0.20%	19,760	94	1.90%
Federal funds sold	1,629	1	0.07%	352	2	2.28%
Loans held for sale	155,857	1,113	2.86%	61,633	563	3.65%
Loans held for investment (3)	1,036,522	12,667	4.89%	458,668	6,364	5.55%
Total interest-earning assets	1,451,407	14,451	3.98%	688,111	8,129	4.73%
Less allowance for loan losses	(8,871)			(4,231)
Total non-interest earning assets	110,597			35,129
Total assets	$1,553,133			$719,009
Liabilities & Shareholders’ equity
Interest-bearing demand and savings deposits	$352,040	$325	0.37%	$173,868	$457	1.05%
Time deposits	268,564	1,190	1.77%	235,911	1,306	2.21%
Total interest-bearing deposits	620,604	1,515	0.98%	409,779	1,763	1.72%
FHLB advances and other borrowings	496,075	1,101	0.89%	136,539	919	2.69%
Total interest-bearing liabilities	1,116,679	2,616	0.94%	546,318	2,682	1.96%
Demand deposits and other liabilities	339,246			108,025
Total liabilities	1,455,925			654,343
Shareholders’ equity	97,208			64,666
Total liabilities and shareholders’ equity	$1,553,133			$719,009
Interest rate spread			3.04%			2.77%
Net interest income and margin		$11,835	3.26%		$5,447	3.16%

The following table shows the average balance sheets for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Also shown are the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)	Average Balance	Interest Income- Expense	Average Yields / Rates (1)
Assets
Taxable investments (2)	$105,716	$1,841	2.32%	$100,453	$2,384	3.16%
Tax-free investments (2)	6,276	145	3.07%	8,153	221	3.61%
Total securities	111,992	1,986	2.36%	108,606	2,605	3.20%
Interest-bearing deposits in other banks	118,094	305	0.34%	17,852	218	1.63%
Federal funds sold	673	2	0.39%	338	6	2.37%
Loans held for sale	113,016	2,420	2.86%	46,800	1,333	3.80%
Loans held for investment (3)	873,937	33,346	5.09%	441,569	18,307	5.53%
Total interest-earning assets	1,217,712	38,059	4.17%	615,165	22,469	4.87%
Less allowance for loan losses	(6,207)			(3,953)
Total non-interest earning assets	101,524			31,742
Total assets	$1,313,029			$642,954
Liabilities & Shareholders’ equity
Interest-bearing demand and savings deposits	$341,402	$1,192	0.47%	$165,481	$1,194	0.96%
Time deposits	263,755	3,697	1.87%	210,448	3,297	2.09%
Total interest-bearing deposits	605,157	4,889	1.08%	375,929	4,491	1.53%
FHLB advances and other borrowings	328,779	2,648	1.07%	113,989	2,452	2.87%
Total interest-bearing liabilities	933,936	7,537	1.08%	489,918	6,943	1.89%
Demand deposits and other liabilities	285,121			102,033
Total liabilities	1,219,057			591,951
Shareholders’ equity	93,972			51,003
Total liabilities and shareholders’ equity	$1,313,029			$642,954
Interest rate spread			3.09%			2.98%
Net interest income and margin		$30,522	3.34%		$15,526	3.36%
(1)	Annualized.
(2)	Computed on a fully taxable equivalent basis.
(3)	Non-accrual loans have been included in the computations of average loan balances.

The increase in average interest-earning assets was primarily driven by an increase in average loans held for investment from the acquisition of VCB in the latter part of the fourth quarter of 2019, in addition to loans originated as part of the PPP beginning in the second quarter of 2020.  Additionally, there was a significant increase in interest-bearing deposits in other banks due to obtaining additional liquidity during the uncertainty surrounding COVID-19, in addition to funds retained from customers as a result of the PPP.  Total interest income increased by $6.3 million, or 77.9% for the three-month period ended September 30, 2020 as compared to the three-month period ended September 30, 2019, and increased $15.6 million, or 69.6%, for the nine-month period ended September 30, 2020 as compared to the same period in 2019.

Interest expense decreased by $67 thousand, or 2.5%, to $2.6 million for the three months ended September 30, 2020 as compared to $2.7 million during the three months ended September 30, 2019.  Interest expense for the nine-month period ended September 30, 2020 increased $594 thousand, or 8.6%, compared to the nine-month period ended September 30, 2019. Average interest bearing-liabilities increased 104.4% for the three-month period ended September 30, 2020, as compared to the same period in 2019. This increase was primarily due to obtaining borrowings under the Federal Reserve Paycheck Protection Program Liquidity Facility, which were used to fund loans originated under the PPP.  Average interest bearing-liabilities increased by 90.6% for the nine-month period ended September 30, 2020, as compared to the same period in 2019.

Net interest income for the three-month period ended September 30, 2020 was $11.8 million as compared to $5.4 million for the same period in 2019, an increase of $6.4 million, or 117.6%. Net interest income for the nine-month period ended September 30, 2020 was $30.5 million as compared to $15.5 million for the same period in 2019, an increase of $15.0 million, or 96.9%.  The increase in net interest income during the period is primarily attributable to an increase in average earning assets from the acquisition of VCB in late 2019, and significant efforts to realign the balance sheet as a result of downward rate movements that occurred in 2020.  Additionally, included in net interest income are net fees recognized for PPP, which are being recognized over the estimated expected lives of the PPP loans.  Average earning assets increased $602.5 million to $1.2 billion for the nine-month period ended September 30, 2020 compared to $615.2 million for the nine month period ended September 30, 2019.  Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following rate-volume variance analysis shows the year-to-date changes in the components of net interest income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	Nine Months Ended September 30,
	2020 vs. 2019
	Increase/ (Decrease) Due to		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest Income
Taxable investments	$125	$(667)	$(542)
Tax-free investments	(51)	(26)	(77)
Interest bearing deposits in other banks	1,222	(1,135)	87
Federal funds sold	6	(10)	(4)
Loans available for sale	1,886	(799)	1,087
Loans held for investment	17,926	(2,887)	15,039
Total interest income	$21,114	$(5,524)	$15,590
Interest Expense
Interest-bearing demand and savings deposits:	$1,270	$(1,272)	$(2)
Time deposits	835	(434)	401
FHLB advances and other borrowings	4,620	(4,425)	195
Total interest expense	6,725	(6,131)	594
Change in Net Interest Income	$14,389	$607	$14,996

Provision for Loan Losses. The provision for loan losses was $4.0 million and $8.1 million for the three and nine month periods ended September 30, 2020, respectively. In comparison, the provision for loan losses was $570 thousand and $1.5 million during the three and nine month periods ended September 30, 2019, respectively.  Net charge-offs amounted to $83 thousand and $524 thousand for the three and nine month periods ended September 30, 2020, respectively, and $219 thousand and $640 thousand for the three and nine month periods ended September 30, 2019, respectively. The increased provisioning in 2020 is related to the continued uncertainty surrounding COVID-19 deferred loans and borrower ability to resume repayment once the deferral period ends.

Non-Interest Income. Blue Ridge’s non-interest income sources include deposit service charges and other fees, residential mortgage banking income, gains on sale of U.S. Department of Agriculture guaranteed loans, and income from bank-owned life insurance. Non-interest income totaled $17.8 million for the three months ended September 30, 2020, compared to $5.0 million for the like period in 2019, an increase of $12.8 million, or 256.9%.  Non-interest income increased $25.0 million, or 175.5%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The increase in non-interest income was primarily due to increased volume at the mortgage division resulting in the recognition of $16.0 million in income related to the origination and sale of held for sale mortgages for the three months ended September 30, 2020 compared to $3.9 million for the three months ended September 30, 2019, an increase of $12.1 million, or 306.9%.  The Company recognized $35.2 million in income related to the origination and sale of held for sale mortgages for the nine months ended September 30, 2020 compared to $11.0 million for the nine months ended September 30, 2019, an increase of $24.2 million, or 221.1%.  Included in mortgage income beginning in 2020 is income recognized as part of retaining mortgage servicing rights, which amounted to $1.6 million and $3.2 million for the three and nine month periods ended September 30, 2020, respectively.

Non-Interest Expense. Non-interest expense totaled $18.8 million and $46.0 million for the three and nine months ended September 30, 2020, respectively, as compared to $8.2 million and $23.2 million for three and nine months ended September 30, 2019, respectively, an increase of $10.6 million, or 129.2%, and $22.7 million, or 97.9%, respectively. These increases were primarily due to an increase in salaries and employee benefits of $6.8 million, or 133.9%, for the three month period ended September 30, 2020 compared to the three month period ended September 30, 2019, and an increase of $15.9 million, or 113.0%, for the nine month period ended September 30, 2020 compared to the nine month period ended September 30, 2019.  The primary driver of these increases relates to the employees retained in the acquisitions of VCB and LenderSelect Mortgage Group, a wholesale mortgage business, at the end of 2019 in addition to the additional hires needed to keep up with increased mortgage demand.  Increased mortgage volume has also resulted in increased commission expense being recognized in 2020 as compared to like periods in 2019. Occupancy expenses increased $295 thousand to $922 thousand for the three-month period ended September 30, 2020, compared to $627 thousand for the three-month period ended September 30, 2019, an increase of 46.9%. Occupancy expenses increased $786 thousand, or 42.1%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Increased occupancy expenses are primarily a result of additional leased locations to support the mortgage division. Data processing costs increased $262 thousand to $675 thousand for the three-month period ended September 30, 2020 as compared to $413 thousand for the same period in 2019, an increase of 63.5%. Data processing costs increased $731 thousand to $1.8 million for the nine-month period ended September 30, 2020 as compared to $1.1 million for the same period in 2019.  These increases in data processing costs are due to additional core processing expenses related to onboarding the VCB customer base in the merger, carryover core integration expenses related to the acquisition of VCB, and additional data processing costs associated with increased volume in the mortgage division. Legal, issuer, and regulatory filing fees increased $1.2 million and $1.1 million for the three and nine month periods ended September 30, 2020.  These increases are largely due to merger related expenses associated with the pending merger with Bay Banks.

Income Tax Expense. During the three and nine months ended September 30, 2020, Blue Ridge recognized a provision for income taxes of $1.7 million and $3.6 million, respectively, for an effective tax rate of 25.2% and 23.0%, as compared to a provision of $379 thousand and $989 thousand for the three and nine months ended September 30, 2019, for an effective tax rate of 23.2% and 19.6%, respectively.  The higher tax rates in 2020 are due to merger expenses, a portion of which are considered non-deductible.  The lower tax rate for the nine months ended September 2019 was due to nontaxable proceeds from bank owned life insurance policies received in second quarter 2019.

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

	At September 30,		At December 31,
	2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and financial	$444,718	42.50%	$77,728	12.00%
Real estate – construction, commercial	49,884	4.77%	38,039	5.87%
Real estate – construction, residential	19,001	1.82%	26,778	4.14%
Real estate – mortgage, commercial	272,778	26.05%	251,824	38.89%
Real estate – mortgage, residential	210,679	20.13%	208,494	32.20%
Real estate – mortgage, farmland	4,176	0.40%	5,507	0.85%
Consumer installment loans	45,144	4.31%	39,202	6.05%
Gross loans	1,046,380	100.00%	647,572	100.00%
Less: Unearned Income	(7,200)		(738)
Gross loans, net of unearned income	1,039,180		646,834
Less: Allowance for loan losses	(12,123)		(4,572)
Net loans	$1,027,057		$642,262
Loans and leases held for sale (not included in totals above)	$193,122		$55,646

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of our loan portfolio at September 30, 2020 and December 31, 2019 (dollars in thousands).

September 30, 2020	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and financial	$294,114	$110,833	$39,771	$444,718
Real estate – construction, commercial	13,990	25,434	10,460	49,884
Real estate – construction, residential	18,503	498	—	19,001
Real estate – mortgage, commercial	18,484	138,958	115,336	272,778
Real estate – mortgage, residential	10,082	40,798	159,799	210,679
Real estate – mortgage, farmland	214	2,048	1,914	4,176
Consumer installment loans	1,000	37,016	7,128	45,144
Gross loans	$356,387	$355,585	$334,408	$1,046,380
Fixed-rate loans	$326,630	$327,778	$149,129	$803,537
Floating-rate loans	29,757	27,807	185,279	242,843
Gross loans	$356,387	$355,585	$334,408	$1,046,380

December 31, 2019	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and financial	$22,807	$28,022	$26,899	$77,728
Real estate – construction, commercial	14,133	18,160	5,746	38,039
Real estate – construction, residential	26,279	499	—	26,778
Real estate – mortgage, commercial	28,085	125,687	98,052	251,824
Real estate – mortgage, residential	11,237	41,062	156,195	208,494
Real estate – mortgage, farmland	445	1,453	3,609	5,507
Consumer installment loans	3,154	30,870	5,178	39,202
Gross loans	$106,140	$245,753	$295,679	$647,572
Fixed-rate loans	$70,659	$223,941	$133,914	$428,514
Floating-rate loans	35,481	21,812	161,765	219,058
Gross loans	$106,140	$245,753	$295,679	$647,572

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

The following table presents a summary of the provision and allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,	Year Ended December 31,
(Dollars in thousands)	2020	2019
Allowance, beginning of period	$4,572	$3,580
Charge-Offs
Commercial and industrial	$—	$(43)
Real estate, mortgage	—	(4)
Consumer and other loans	(787)	(914)
Total charge-offs	(787)	(961)
Recoveries
Commercial and industrial	34	—
Real estate, mortgage	—	6
Consumer and other loans	229	205
Total recoveries	263	211
Net charge-offs	(524)	(750)
Provision for loan losses	8,075	1,742
Allowance, end of period	$12,123	$4,572
Ratio of net charges-offs to average total loans outstanding during period	0.06%	0.02%

The allowance for loan losses includes specific and additional allowances for impaired loans and a general allowance applicable to all loan categories; however, management has allocated the allowance by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category. The allocation of the allowance at September 30, 2020 and December 31, 2019, and as a percent of the applicable loan segment, is as follows:

	September 30,		December 31,
(Dollars in thousands)	2020	% of Loans	2019	% of Loans
Commercial and industrial	$2,048	0.5%	$842	1.1%
Real estate – construction, commercial	752	1.5%	220	0.6%
Real estate – construction, residential	142	0.8%	60	0.2%
Real estate – mortgage, commercial	4,234	1.6%	1,602	0.6%
Real estate – mortgage, residential	1,239	0.3%	509	0.2%
Real estate – mortgage, farmland	17	0.5%	9	0.2%
Consumer installment	3,691	8.2%	1,330	3.4%
	$12,123	1.2%	$4,572	0.7%

Non-performing Assets. Non-performing assets consist of non-accrual loans; loans past due 90 days and still accruing interest, and other real estate owned (foreclosed properties). The level of non-performing assets decreased by $661 thousand during the first nine months of 2020 to $4.5 million as of September 30, 2020, compared to $5.2 million at December 31, 2019. Blue Ridge has established specific loan loss reserves on impaired loans equal to the estimated collateral deficiency (if any), plus the cost of sale of the underlying collateral, as applicable.

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

The following is a summary of information pertaining to risk elements and non-performing assets:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans	$3,732	$4,790
Loans past due 90 days and still accruing	766	369
Total non-performing loans	$4,498	$5,159
Other real estate owned	—	—
Total non-performing assets	$4,498	$5,159
Allowance for loan losses to total loans held for investment	1.17%	0.71%
Allowance for loan losses to non-performing loans	269.52%	88.62%
Non-performing loans to total loans held for investment	0.43%	0.80%
Non-performing assets to total assets	0.30%	0.54%

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available-for-sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of Blue Ridge’s investment securities available-for-sale was $113.9 million at September 30, 2020, an increase of $5.3 million, or 4.9% from $108.6 million at December 31, 2019. Investment securities held-to-maturity totaled $12.2 million at December 31, 2019.  The Company had no investment securities held-to-maturity at September 30, 2020, as all such securities were transferred to available-for-sale in the second quarter of 2020.

As of September 30, 2020 and December 31, 2019, the majority of the investment securities portfolio consisted of securities rated A to AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. Investment securities that were pledged to secure public deposits totaled $13.3 million and $11.8 million at September 30, 2020 and December 31, 2019, respectively.

Blue Ridge completes reviews for other-than-temporary impairment at least quarterly. At September 30, 2020 and December 31, 2019, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. Blue Ridge does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in Blue Ridge’s investment portfolio as of September 30, 2020 and December 31, 2019.

Blue Ridge holds restricted investments in equities of the Federal Reserve Bank of Richmond (“FRB”), FHLB, and through its correspondent bank, Community Bankers’ Bank (“CBB”). At September 30, 2020, Blue Ridge owned $5.8 million of FHLB stock, $2.2 million of FRB stock, and $248 thousand of CBB stock. At December 31, 2019, Blue Ridge owned $6.0 million of FHLB stock, $963 thousand of FRB stock, and $248 thousand of CBB stock.

The following table reflects the composition of Blue Ridge’s investment portfolio, at amortized cost, at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total
Held-to maturity
State and municipal	$—	—	$12,192	10.1%
Available-for-sale
State and municipal	13,792	12.2%	—	—
U. S. Treasury and agencies	2,500	2.2%	2,500	2.1%
Mortgage backed securities	79,263	69.8%	94,983	79.0%
Corporate bonds	17,930	15.8%	10,554	8.8%
Total investments	$113,485	100.0%	$120,229	100.0%

The following tables present the amortized cost of Blue Ridge’s investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at September 30, 2020 and December 31, 2019.

	At September 30, 2020
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available-for-sale
U. S. Treasury and agencies	$—	—	$—	—	$2,500	0.9%	$—	—
State and municipal	590	1.1%	1,636	2.2%	4,925	2.2%	6,642	1.9%
Mortgage backed securities	—	—	—	—	13,470	1.9%	65,792	2.2%
Corporate bonds	—		3,350	5.5%	14,350	5.4%	230	6.9%
Total investments	$590		$4,986		$35,245		$72,664

	At December 31, 2019
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to maturity
State and municipal	$461	2.7%	$2,584	3.3%	$3,764	3.5%	$5,385	3.5%
Available-for-sale
State and municipal	—	—	—	—	—	—	—	—
U. S. Treasury and agencies	—	—	1,000	2.0%	1,500	2.1%	—	—
Mortgage backed securities	—	—	—	—	8,417	3.5%	86,639	2.9%
Corporate bonds	—		1,500	6.5%	8,750	4.5%	229	6.3%
Total investments	$461		$5,084		$22,431		$92,253

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

Approximately 28.5% of Blue Ridge’s deposits at September 30, 2020 were made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 36.1% at December 31, 2019.

The following tables provide a summary of Blue Ridge’s deposit base at September 30, 2020 and December 31, 2019 and the maturity distribution of certificates of deposit of $100,000 or more as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$278,584	—	$177,819	—
Interest-bearing – checking, savings and money market	376,326	0.36%	283,256	0.80%
Time deposits $100,000 or more	182,267	1.86%	178,121	2.24%
Other time deposits	78,089	1.55%	82,834	1.70%
Total deposits	$915,266		$722,030

Maturities of Time Deposits ($100,000 or greater)

(Dollars in thousands)	September 30, 2020	December 31, 2019
Maturing in:
3 months or less	$32,029	$28,455
Over 3 months through 6 months	24,411	24,646
Over 6 months through 12 months	31,467	28,922
Over 12 months	94,360	96,098
	$182,267	$178,121

Brokered and listing service deposits made up of both certificate of deposits and money market demand accounts totaled $52.0 million at September 30, 2020, an increase of $2.2 million from $49.8 million at December 31, 2019.

Borrowings: The following table provides information on the balances and interest rates on total borrowings at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
FHLB borrowings	$115,000	$124,800
Weighted average interest rate	0.24%	1.92%

Federal Reserve Paycheck Protection Program Liquidity Facility	$344,476	$—
Weighted average interest rate	0.35%	—

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

Blue Ridge had a credit line available of $475.1 million with the FHLB with an outstanding balance of $135.0 million, including $115.0 million in advances and $20.0 million representing a letter of credit for use as pledging to the Commonwealth of Virginia to secure public deposits, as of September 30, 2020, leaving the remaining credit availability of $340.1 million at September 30, 2020. As of December 31, 2019, the outstanding balance of borrowings with the FHLB totaled $124.8 million.

Blue Ridge utilized the Federal Reserve Paycheck Protection Program Liquidity Facility to fully fund loans originated under the PPP, which are used as collateral for the liquidity facility.  The balance of these borrowings was $344.5 million at September 30, 2020.

Blue Ridge had four unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $38.0 million and $21.0 million at September 30, 2020 and December 31, 2019, respectively. The outstanding balance on these lines was $135 thousand and zero at September 30, 2020 and December 31, 2019, respectively.

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

Regulatory agencies measure capital adequacy utilizing a formula that considers the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, the Bank’s minimum capital ratios are as follows:  7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total Risk-Based capital.   Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation.  The Bank was considered “well capitalized” for regulatory purposes at September 30, 2020 and December 31, 2019.

As noted above, regulatory capital levels for the Bank meet those established for “well capitalized” institutions. While the Bank is currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet Blue Ridge’s growth objectives or capitalize on specific business opportunities.

The following table shows the minimum capital requirement and the capital position at September 30, 2020 and December 31, 2019 for the Bank.

	September 30, 2020	December 31, 2019	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
Total Capital (to Risk Weighted Assets):
Bank	12.60%	11.96%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Bank	11.35%	11.28%	8.50%	8.00%
Tier 1 Capital (to Average Assets):
Bank	7.88%	8.08%	6.50%	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Bank	11.35%	11.28%	7.00%	6.50%

Off-Balance Sheet Activities

Standby letters of credit are conditional commitments issued by Blue Ridge to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers; Blue Ridge generally holds collateral supporting these commitments. In the event the customer does not perform in accordance with the terms of the agreement with the third party, Blue Ridge would be required to fund the commitment. The maximum potential amount of future payments Blue Ridge could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, Blue Ridge would be entitled to seek recovery from the customer. The maximum potential amount of future advances on standby letters of credit available through Blue Ridge at September 30, 2020 and December 31, 2019, totaled $6.5 million and $641 thousand, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Blue Ridge evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Blue Ridge upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate and income producing commercial properties.  The approved commitments to extend credit that was available but unused at September 30, 2020 and December 31, 2019 totaled $139.1 million and $107.7 million, respectively.

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

Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of Blue Ridge’s interest rate risk position over a historical time frame for comparison purposes.  At September 30, 2020, Blue Ridge’s asset/liability position was considered to be asset sensitive based on its interest rate sensitivity model.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

In addition to the other information contained in this Form 10-Q, the following risk factors update and supplement, should be read together with, the risk factors previously disclosed in our Annual Report on Form 10- K for the year ended December 31, 2019.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.  See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect our business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus.  These measures, including shelter-in-place orders and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

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

The extent to which the pandemic impacts our business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect.  Further, our loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration.  As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and we cannot predict the full extent of the impacts on our business, our operations or the global economy as a whole.  To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

Risks Related to the Merger

Combining Blue Ridge and Bay Banks may be more difficult, costly or time-consuming than we expect.

On August 12, 2020, the Company entered into a definitive merger agreement to acquire Bay Banks in an all-stock transaction. Subject to the terms and conditions stated in the merger agreement, upon the consummation of the merger Bay Banks will be merged into the Company, with the Company as the surviving corporation (the “merger”), and each share of Bay Banks common stock will be converted into the right to receive 0.5000 shares of the Company’s common stock.  At or immediately following consummation of the merger, Bay Bank’s wholly-owned banking subsidiary, Virginia Commonwealth Bank, will be merged with and into the Company’s wholly-owned national bank subsidiary, Blue Ridge Bank, with Blue Ridge Bank as the surviving bank (the “bank merger”).  The transactions are expected to close in the first quarter of 2021.

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

The future operating performance of the Bank and Virginia Commonwealth Bank as the continuing bank following the bank merger will depend, in part, on the success of the bank merger, which is expected to occur as soon as practicable after the merger. The success of the bank merger will, in turn, depend on a number of factors, including Blue Ridge’s ability to (i) integrate the operations and branches of Bay Banks and Blue Ridge, (ii) retain the deposits and customers of Bay Banks and Blue Ridge, (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the Bank as the continuing bank to improve its overall operating efficiencies and (iv) retain and integrate the appropriate personnel of Bay Banks within the operations of Blue Ridge. The integration of Virginia Commonwealth Bank into the Bank following the bank merger will require the dedication of the time and resources of the banks’ management teams and may temporarily distract the management teams’ attention from the day-to-day business of the banks. If the Bank and Virginia Commonwealth Bank are unable to successfully integrate, Blue Ridge may not be able to realize expected operating efficiencies and eliminate redundant costs.

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

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by July 31, 2021, either Blue Ridge or Bay Banks may terminate the merger agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the merger agreement by the party electing to terminate the merger agreement, before or after shareholder approval.

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

Each of the members of the Blue Ridge board of directors and the Bay Banks board of directors, in their capacities as shareholders of Blue Ridge or Bay Banks, respectively, entered into affiliate agreements and agreed to vote their shares of Blue Ridge common stock and Bay Banks common stock, as applicable, in favor of the Blue Ridge merger proposal, in the case of Blue Ridge, and in favor of the Bay Banks merger proposal, in the case of Bay Banks, and in each case against alternative transactions. As of August 12, 2020, shares constituting 11.89% of Blue Ridge common stock and 3.74% of the Bay Banks common stock are subject to the affiliate agreements.

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

After the merger is complete, it is anticipated that approximately 56% of the shares of Blue Ridge common stock will be held by former shareholders of Bay Banks. In addition, upon consummation of the merger, Blue Ridge will have 15 directors, seven of whom will be former directors of Bay Banks. Consequently, shareholders of Blue Ridge will have less influence on the management and policies of Blue Ridge after the merger than they now have on the management and policies of Blue Ridge .

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Item 6.Exhibits

2.1

Agreement and Plan of Reorganization, dated as of August 12, 2020, between Blue Ridge Bankshares, Inc. and Bay Banks of Virginia, Inc. (incorporated by reference to Exhibit 2.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on August 14, 2020).

2.1.1

First Amendment, dated as of November 6, 2020, to the Agreement and Plan of Reorganization, dated as of August 12, 2020, between Blue Ridge Bankshares, Inc. and Bay Banks of Virginia, Inc. (incorporated by reference to Exhibit 2.1.1 of Blue Ridge Bankshares, Inc’s Current Report on Form 8-K filed on November 13, 2020).

31.1	Rule 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 15(d)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.#Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: November 13, 2020	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Amanda G. Story
Amanda G. Story
Chief Financial Officer