Form 10-K
period 2020-12-31
BLUE RIDGE BANKSHARES, INC.
filed 2021-03-29
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2020, based on the closing sale price of the registrant’s common stock on June 30, 2020, was approximately $59,618,956.

The registrant had 12,411,865 shares of common stock, no par value per share, outstanding as of March 17, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

ITEM 1: BUSINESS

General

Blue Ridge Bankshares, Inc. (the “Company” ) is a bank holding company headquartered in Charlottesville, Virginia. It provides commercial and consumer banking and financial services through its wholly-owned bank subsidiary, Blue Ridge Bank, National Association (the “Bank”), and its non-bank financial services affiliates. The Company was incorporated under the laws of the Commonwealth of Virginia in July 1988 in connection with the holding company reorganization of the Bank, which was completed in July 1988.

The Bank is a federally chartered national bank with its main office in Martinsville, Virginia that traces its roots to Page Valley Bank of Virginia, which opened for business in 1893. At December 31, 2020, the Bank operated fourteen full-service banking offices in central Virginia and north-central North Carolina. The acquisition of Bay Banks of Virginia, Inc. (“Bay Banks”) on January 31, 2021 added seventeen banking offices and expanded the Bank’s footprint to the greater Richmond region, the Northern Neck region, Middlesex County, and the Hampton Roads region of Virginia.

As of December 31, 2020, the Company had total assets of approximately $1.50 billion, total gross loans of approximately $1.17 billion, total deposits of approximately $945.1 million, and stockholders’ equity of approximately $108.2 million. As of December 31, 2020, Bay Banks had total assets of approximately $1.22 billion, total loans of approximately $1.06 billion, total deposits of approximately $1.02 billion, and stockholders’ equity of approximately $123.0 million.

The Bank serves businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking, investment services, mortgage banking, and payroll processing. Products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, investment accounts, insurance, credit cards, online banking, telephone banking, and mobile banking. Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the full extent of the limits of the DIF.

The Bank’s primary source of revenue is interest income from its lending activities. The Bank’s other major sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, mortgage banking income, transactions and fee income from its lending and deposit activities, and income associated with payroll processing services. The Bank’s major expenses are interest on deposits and general and administrative expenses, such as employee salaries and benefits, federal deposit insurance premiums, data processing expenses, and office occupancy expenses.

The Company’s efforts to partner with fintech providers started gaining critical mass in 2020. The fintech business ended the year with four active partnerships, including Upgrade, Meritize, Flexible Finance, and Kashable, and six emerging partnerships for 2021 including Jaris, BNK.DEV/Ratchet, Aeldra, Grow Credit, MentorWorks, and Unit. Fintech relationships have resulted in approximately $47.0 million in deposits on the Company’s balance sheet at December 31, 2020.

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

On August 12, 2020, the Company and Bay Banks, based in Richmond, Virginia, entered into a definitive agreement pursuant to which Bay Banks agreed to merge into the Company, with the Company as the survivor in the merger. The Company completed its acquisition of Bay Banks on January 31, 2021. Also on January 31, 2021, Bay Banks’ Virginia chartered subsidiary bank, Virginia Commonwealth Bank, merged with and into the Bank. Pursuant to the terms of the agreement, each share of Bay Banks common stock was converted into the right to receive 0.5000 shares of the Company’s common stock plus cash in lieu of fractional shares. In the merger, the Company issued 6,627,558 shares of its common stock and paid $3.4 thousand in lieu of fractional shares.

On May 28, 2020, the Company entered into a Subordinated Note Purchase Agreement under which it issued a $15.0 million fixed-to-floating rate subordinated note (the “2020 Note”) to an institutional investor. The 2020 Note has a maturity date of June 1, 2030 and bears interest at the rate of 6.00% per year until June 1, 2025, at which date the rate will reset quarterly, equal to the three-month Secured Overnight Financing Rate (SOFR) determined on the determination date of the applicable interest period plus 587 basis points. Interest on the 2020 Note is payable semi-annually through the maturity date or early redemption date. The 2020 Note is not convertible into common stock or preferred stock and is not callable by the holder. The Company has the right to redeem the 2020 Note, in whole or in part, without premium or penalty, at any interest payment date on or after June 1, 2025 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of the 2020 Note may declare the principal amount of the 2020 Note to be due and immediately payable. The 2020 Note is an unsecured, subordinated obligation of the Company, ranks junior in right of payment to the Company’s existing and future senior indebtedness, and ranks pari passu with the 2015 Notes (discussed below). The 2020 Note qualifies as Tier 2 capital for regulatory reporting.

On December 31, 2019, the Company, through its banking subsidiary, acquired LenderSelect Mortgage Group (“LenderSelect”) based in Richmond, Virginia, for an aggregate purchase price of $720 thousand. The purchase price was allocated to an amortizing intangible asset. LenderSelect offers wholesale and third-party residential mortgage origination services to other financial institutions and credit unions.

On May 13, 2019, the Company and Virginia Community Bankshares, Inc. (“VCB”), based in Louisa, Virginia, entered into a definitive agreement pursuant to which VCB agreed to merge into the Company, with the Company as the survivor in the merger. The Company completed its acquisition of VCB on December 15, 2019. Also on December 15, 2019, VCB’s Virginia chartered subsidiary bank, Virginia Community Bank, merged with and into the Bank. The Company acquired total assets of approximately $242.5 million and assumed total liabilities of approximately $219.2 million in the acquisition. Pursuant to the terms of the agreement, each share of VCB common stock was converted into the right to receive either $58.00 in cash or 3.05 shares of the Company’s common stock at the election of each VCB shareholder. The agreement contained allocation and proration procedures ensuring that 60% of VCB’s outstanding shares were converted into the Company’s common stock and 40% of VCB’s outstanding shares were converted into cash. In the merger, the Company issued 1,312,919 shares of its common stock and made cash payments to VCB shareholders that totaled $16.6 million in the aggregate.

On February 1, 2019, the Company, through the Bank, acquired a 35% ownership interest in Hammond Insurance Agency, Incorporated, for an aggregate purchase price of $1.02 million. The purchase price was allocated to goodwill in the amount of $613 thousand and an amortizing intangible asset of $406 thousand.

On October 4, 2017, the Company, through the Bank, acquired an 80% ownership interest in MoneyWise Payroll Solutions, Inc. (“MoneyWise), a payroll management services company located in Charlottesville, Virginia, for an aggregate price of $800 thousand. The purchase price was allocated to an amortizing intangible asset.

On March 30, 2016, the Company and River Bancorp, Inc. (“River”), based in Martinsville, Virginia, entered into a definitive agreement pursuant to which River agreed to merge into the Company, with the Company as the survivor in the merger. The Company completed its acquisition of River on October 20, 2016. The Company acquired total assets of approximately $114.0 million and assumed total liabilities of approximately $103.0 million in the acquisition. Pursuant to the terms of the agreement, each share of River common stock was converted into the right to receive either $16.57 in cash or 0.8143 shares of the Company’s common stock at the election of each River shareholder. The agreement contained allocation and proration procedures ensuring that 70% of River’s outstanding shares were converted into the Company’s common stock and 30% of River’s outstanding shares were converted into cash. In the merger, the Company issued 423,246 shares of its common stock and made cash payments to River shareholders that totaled $3.7 million in the aggregate. On December 9, 2016, the Company’s Virginia chartered subsidiary bank merged with and into River’s national bank subsidiary and the surviving bank was renamed Blue Ridge Bank, National Association.

On November 20, 2015, the Company entered into a Subordinated Note Purchase Agreement under which it issued an aggregate of $10.0 million of fixed-to-floating rate subordinated notes (the “2015 Notes”) to certain accredited investors. The 2015 Notes have a maturity date of December 1, 2025 and bear interest at the rate of 6.75% per year until December 1, 2020, at which date the rate will reset quarterly, equal to the London Interbank Offered Rate (“LIBOR”) determined on the determination date of the applicable interest period plus 512.8 basis points. Interest on the 2015 Notes is payable semi-annually through the maturity date or early redemption date. The 2015 Notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the 2015 Notes, in whole or in part, without premium or penalty, at any interest payment date on or after December 1, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The 2015 Notes are unsecured, subordinated obligations of the Company, rank junior in right of payment to the Company’s existing and future senior indebtedness, and rank pari passu with the 2020 Note. The 2015 Notes qualify as Tier 2 capital for regulatory reporting.

In December 2015, with the proceeds from the issuance of the 2015 Notes, the Company redeemed all $4.5 million of its outstanding Senior Non-Cumulative Perpetual Preferred Stock, Series A. Such preferred stock was originally issued to the U.S. Department of the Treasury under the Small Business Lending Fund.

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

The Company qualifies as an “emerging growth company,” as defined in federal securities laws. For as long as it continues to be an emerging growth company, the Company may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to a company that is not an issuer (as defined under Section 2(a) of the Sarbanes-Oxley Act), if such standards apply to companies that are not issuers. This may make the Company’s financial statements not comparable with other public companies that are not emerging growth companies or that are emerging growth companies that have opted out of the extended transition period because of the potential differences in accounting standards used. The Company could be an emerging growth company for up to five years, although could lose that status sooner if gross revenues exceed $1.07 billion, if it issues more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case the Company would no longer be an emerging growth company as of the following December 31.

Market Area

The Bank currently has branches in Charlottesville, Culpeper, Drakes Branch, Fredericksburg, Gordonsville, Harrisonburg, Luray, Martinsville, Mineral, Orange, Shenandoah, Stuart, and Troy, Virginia, and also does business as Carolina State Bank in Greensboro, North Carolina. Interstates 64 and 81, and ancillary major highways pass through the Bank’s trade area and provide efficient access to other regions of Virginia, North Carolina and beyond. The Company’s primary market area covers a significant portion of central Virginia and north-central North Carolina. Additionally, the Company has mortgage operations in Virginia, Maryland, North Carolina, South Carolina, and Delaware.

With the merger of Bay Banks, the Company expanded its footprint to the greater Richmond area of central Virginia, and the Hampton Roads, Northern Neck, and Middle Peninsula regions of Virginia.

Products and Services

Mortgage Loans on Real Estate. The Company’s mortgage loans on real estate comprise the largest segment of its loan portfolio. The majority of the Company’s real estate loans are mortgages on owner-occupied one-to-four family residential properties, including both fixed-rate and adjustable-rate structures. Residential mortgages are underwritten and documented within the guidelines and regulations of the OCC. Home equity lines of credit are also offered. Construction loans with a 12-month term are another component of the Company’s loan portfolio. Underwritten initially at 80% loan to value to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Company inspection. The Company also offers commercial loans that are secured by real estate. These loans are also typically written initially at a maximum of 80% loan to value.

The Company offers secondary market residential loan origination. Through the Bank, customers may apply for home mortgages that are generally underwritten in accordance with the guidelines of agencies like Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), and Government National Mortgage Association (“Ginnie Mae”). These loans are then sold into the secondary market on a loan-by-loan basis, usually directly to agencies such as Ginnie Mae, Freddie Mac, and Fannie Mae. The Bank earns origination and servicing fees from this service.

Commercial and Industrial Loans. Commercial lending activities of the Company include small business loans, asset-based loans, and other secured and unsecured loans and lines of credit. Commercial and industrial loans may entail greater risk than residential mortgage loans, therefore underwritten with strict risk management standards. Among the criteria for determining the borrower’s ability to repay is a cash flow analysis of the business and business collateral.

Consumer Loans. As part of its full range of services, the Company’s consumer lending services include automobile lending, home improvement loans, credit cards and other unsecured personal loans. These consumer loans historically entail greater risk than loans secured by real estate, but also generate a higher return.

Consumer Deposit Services. Consumer deposit products offered by the Company include checking accounts, savings accounts, money market accounts, certificates of deposit, online banking, mobile banking, and electronic statements.

Commercial Banking Services. The Company offers a variety of services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, online banking, telephone banking, remote deposit, and a full line of commercial lending options. The Bank also offers Small Business Administration (“SBA”) loan products under the 504 Program, 7(a) Program, and the Paycheck Protection Program (“PPP”). The 504 Program provides long-term funding for commercial real estate and long-lived equipment. This allows commercial customers to obtain favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance. The 7(a) program provides financial assistance to small businesses. The PPP, which was authorized under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law on March 27, 2020, provides small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. Loans under the PPP are fully guaranteed by the U.S. government and forgiven to the borrower if certain criteria are met, including the funds being used for the designated purposes.

Competition

The financial services industry is highly competitive. The Company competes for loans, deposits, and financial services directly with other bank and nonbank institutions located within its markets, internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve its markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, and differentiators include the scope and type of services offered, interest rates paid on deposits and charged on loans, and the customer service experience. Many of the Company’s competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs. The Company believes that its competitive pricing, personalized service, and community involvement enable it to effectively compete in the communities in which it operates.

Employees

The Company had 362 full-time and 24 part-time employees as of December 31, 2020. None of its employees are represented by any collective bargaining unit and the Company believes that relations with its employees are good.

Supervision and Regulation

The Company and the Bank are extensively regulated under federal and state law. The following information describes certain aspects of that regulation applicable to the Company and the Bank and does not purport to be complete. Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised in U.S. Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are impossible to determine with any certainty. A change in applicable laws, regulations or policies, or a change in the way such laws, regulations, or policies are interpreted by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Company and the Bank.

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

Blue Ridge Bank, National Association

The Bank is a federally chartered national bank. As a national bank, the Bank is subject to supervision, regulation, and examination by the OCC and is required to file various reports and additional information with the OCC. The OCC has primary supervisory and regulatory authority over the operations of the Bank. Because the Bank accepts insured deposits from the public, it is also subject to examination by the FDIC.

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. A summary of certain provisions of the Dodd-Frank Act is set forth below.

Increased Capital Standards. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. Among other things, the Dodd-Frank Act increased such requirements. See “Capital Requirements” below.

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act of 1950 (the “FDI Act”) also revised the assessment base against, which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits.

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

Recent Amendments to the Dodd-Frank Act. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”), which became effective May 24, 2018, amended the Dodd-Frank Act to provide regulatory relief for certain smaller and regional financial institutions, such as the Company and the Bank. The EGRRCPA, among other things, provides financial institutions with less than $10 billion in total consolidated assets with relief from certain capital requirements and exempts banks with less than $250 billion in total consolidated assets from the enhanced prudential standards and the company-run and supervisory stress tests required under the Dodd-Frank Act. The Dodd-Frank Act has had, and may in the future have, a material impact on the Company’s operations, particularly through increased compliance costs resulting from new and possible future consumer and fair lending regulations. The future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements, or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Effective July 1, 2016, the FDIC changed its deposit insurance pricing to a “financial ratios method” based on “CAMELS” composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

The FDIC’s “reserve ratio” of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. The 1.35% target was achieved in the third quarter of 2018. In 2020 and 2019, the Company recorded expense of $749 thousand and $420 thousand, respectively, for FDIC insurance premiums.

In addition, all FDIC insured institutions were required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund, until the bonds matured during 2019.

Capital Requirements

The Federal Reserve, the OCC, and the FDIC have issued substantially similar capital requirements applicable to all banks and bank holding companies. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

Effective January 1, 2015, the Company and the Bank became subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The common equity Tier 1 capital ratio was 11.84% for the Bank as of December 31, 2020. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 11.84% and 13.10%, respectively, as of December 31, 2020, also exceeding the minimum requirements.

With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act were also revised, effective as of January 1, 2015, to incorporate a common equity Tier 1 capital ratio and to increase certain other capital ratios. To be well capitalized under the revised regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeded the thresholds to be considered well capitalized as of December 31, 2020.

The Basel III Capital Rules also changed the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, and nonresidential mortgage loans that are 90 days past due or otherwise on non-accrual status, a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable, a 250% risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights for equity exposures.

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

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. These CBLR rules were modified in response to the coronavirus (“COVID-19”) pandemic. See “Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021” below. The Company has not opted into the CBLR framework.

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

Banking Acquisitions; Changes in Control

The BHC Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the CRA, and its compliance with fair housing and other consumer protection laws.

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

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio. A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. Management believes, as of December 31, 2020, the Company met the requirements for being classified as “well capitalized.”

As described above, on September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the CBLR framework. Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. These CBLR rules were modified in response to the COVID-19 pandemic. See “— Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021” below. The Company has not opted into the CBLR framework.

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

Loans to executive officers, directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

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

On June 5, 2020, the OCC published a final rule, effective October 1, 2020, to modernize the agency’s regulations under the CRA. The rule (i) clarifies which activities qualify for CRA credit and (ii) requires banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail products, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. Further, on November 24, 2020, the OCC issued a proposed rule to establish the agency’s proposed approach to determine the CRA evaluation measure benchmarks, retail lending distribution test thresholds, and community development minimums under the general performance standards set forth in the June 2020 final rule. The Company is evaluating what impact this new rule will have on its operations.

Anti-Money Laundering Legislation

The Company is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

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

Section 956 of the Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal banking agency. The comment period for these proposed rules has closed and final rules have not yet been published.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2020, the Company had not been made aware of any instances of non-compliance with the guidance.

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

The Company’s systems and those of its customers and third-party service providers are under constant threat. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by the Company and its customers.

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“Appropriations Act”) was signed into law on December 27, 2020. Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions.

Community Bank Leverage Ratio. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

Temporary Troubled Debt Restructurings (“TDRs”) Relief. The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension. The Appropriations Act extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

Paycheck Protection Program. The CARES Act created the PPP, administered by the Small Business Administration, and it was extended by the Appropriations Act. Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material adverse effect on the business, financial condition, and results of operations of the Company and the Bank.

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

Market Conditions

The COVID-19 pandemic and measures intended to prevent its spread have adversely affected, and may continue to adversely affect, the Company’s business, financial condition, and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 pandemic and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which the Company operates, implementing numerous measures to try to contain the virus. These measures, including shelter in place orders and business limitations and shutdowns, have significantly contributed to higher unemployment and have negatively impacted consumer and business spending. The COVID-19 pandemic has impacted the Company’s workforce and operations and the operations of the Company’s customers and business partners. In particular, the Company may experience adverse effects due to a number of operational factors impacting it or its customers or business partners, including but not limited to:

•	loan losses resulting from financial stress experienced by the Company’s borrowers, especially those operating in industries hardest hit by government measures to contain the spread of the virus;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•

as a result of the decline in the Federal Reserve’s target federal funds rate, the yield on the Company’s assets may decline to a greater extent than the decline in the Company’s cost of interest-bearing liabilities, reducing the Company’s net interest margin and spread, and reducing net income;

•

operational failures, disruptions, or inefficiencies due to changes in the Company’s normal business practices necessitated by the Company’s internal measures to protect its employees and government-mandated measures intended to slow the spread of the virus;

•	business disruptions experienced by the Company’s vendors and business partners in carrying out work that supports the Company’s operations;

•	decreased demand for the Company’s products and services due to economic uncertainty, volatile market conditions, and temporary business closures;

•	potential financial liability, loan losses, litigation costs, or reputational damage resulting from the Company’s origination of loans as a participating lender in the PPP administered by the SBA; and

•	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

The extent to which the pandemic impacts the Company’s business, liquidity, financial condition, and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on the Company’s loan portfolio, thereby increasing the risk that the assumptions, judgments, and estimates used to determine the allowance for loan losses and other estimates are incorrect. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and the Company cannot predict the full extent of the impacts on its business and operations. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the other risk factors discussed in this section, or otherwise materially and adversely affect the Company’s business, liquidity, financial condition, and results of operations.

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

The Company is directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with the Company’s operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing the Company to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. The Company’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio, which could adversely affect the Company’s financial condition, capital ratios, and results of operations.

The Company’s mortgage banking revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact the Company’s profits.

Residential mortgage banking income, net, represented approximately 78.2% of total noninterest income for the year ended December 31, 2020. The success of the Company’s mortgage division is dependent upon its ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Revenues from mortgage banking have increased due to a lowering interest rate environment that resulted in a high volume of mortgage loan refinancing activity. Conversely, revenues are adversely affected by rising interest rates, home affordability and inventory, and changing incentives for homeownership. Following the outbreak of the COVID-19 pandemic, mortgage rates have generally fallen, creating the potential for renewed refinancing activity, but economic conditions have also deteriorated. Loan production levels may suffer if there is a sustained slowdown in the housing markets in which the Company conducts business or tightening credit conditions. Any sustained period of decreased activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage banking activities. As a result, these conditions would also adversely affect the Company’s results of operations.

The Company’s business and earnings are impacted by governmental, fiscal, and monetary policy over which it has no control.

The Company is affected by domestic monetary policy. The Federal Reserve regulates the supply of money and credit in the United States and its policies determine in large part the Company’s cost of funds for lending, investing, and capital raising activities and the return it earns on those loans and investments, both of which affect the Company’s net interest margin. The actions of the Federal Reserve also can materially affect the value of financial instruments that the Company holds, such as loans and debt securities, and also can affect the Company’s borrowers, potentially increasing the risk that they may fail to repay their loans. The Company’s business and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States. Changes in fiscal or monetary policy are beyond the Company’s control and hard to predict.

The Company faces strong and growing competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect the Company’s business.

The Company encounters substantial competition from other financial institutions in its market area and competition is increasing. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area. These competitors include national, regional and community banks. The Company also faces competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, financial technology companies, and mortgage companies. Increased competition may result in reduced business for the Company.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s common stock is thinly traded, and a more liquid market for its common stock may not develop, which may limit the ability of shareholders to sell their shares and may increase price volatility.

The Company’s common stock is listed on the NYSE American market under the symbol “BRBS”. The Company’s common stock is thinly traded and has substantially less liquidity than the trading markets for many other bank holding companies. Although the Company recently listed its common stock on the NYSE American market, the Company may be unable to maintain the listing of its common stock in the future. In addition, there can be no assurance that an active trading market for shares of the Company’s common stock will develop or if one develops, that it can be sustained. The development of a liquid public market depends on the existence of willing buyers and sellers, the presence of which is not within the Company’s control. Therefore, the Company’s shareholders may not be able to sell their shares at the volume, prices, or times that they desire. Shareholders should be financially prepared and able to hold shares for an indefinite period.

In addition, thinly traded stocks can be more volatile than more widely traded stocks. The Company’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, but are not limited to, changes in analysts’ recommendations or projections, developments related to the Company’s business and operations, stock performance of other companies deemed to be peers, news reports of trends, concerns, and irrational exuberance on the part of investors, and other issues related to the financial services industry. The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Credit Risk

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions, and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions, as well as excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans and leases are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

The Bank’s allowance for loan losses may be insufficient and any increases in the allowance for loan losses may have a material adverse effect on the Company’s financial condition and results of operations.

The Bank maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents the Bank’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

The level of the allowance reflects management’s evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes. The COVID-19 pandemic and the unprecedented governmental response have made these subjective judgements even more difficult. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot precisely predict such losses or be certain that the loan loss allowance will be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Bank’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies and the Bank’s auditors periodically review its allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, the Bank will need additional provisions to increase the allowance for loan losses.

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s non-performing assets adversely affect its net income in various ways. Non-performing assets, which include non-accrual loans and other real estate owned (“OREO”), were $6.6 million, or 0.44% of total assets, as of December 31, 2020. When the Company receives collateral through foreclosures and similar proceedings, it is required to record the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of non-performing assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in, or negative changes in, the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in non-performing loans in the future.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2020, approximately 63.4% of the Company’s loans and approximately 77.2% of Bay Banks’ loans were secured by real estate, both residential and commercial, substantially all of which are located in their respective market areas. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by the COVID-19 pandemic, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2020, the Company had approximately $273.5 million in loans secured by commercial real estate, representing approximately 23.4% of total loans outstanding at that date. As of December 31, 2020, Bay Banks had approximately $369.6 million in loans secured by commercial real estate, representing approximately 34.9% of total loans outstanding at that date. The real estate consists primarily of non-owner-occupied properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers ability to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a sustained downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s banking regulators generally give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital, which could have a material adverse effect on the Company’s results of operations.

A portion of the Company’s loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and could have an adverse effect on the Company’s financial condition.

At December 31, 2020, approximately 6.2% of the Company’s loan portfolio, or $72.7 million, and approximately 12.9% of Bay Banks’ loan portfolio, or $137.1 million, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, it may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although the Company’s underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to the Company’s operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

The Company’s results of operations are significantly affected by the ability of borrowers to repay their loans.

A significant source of risk for the Company is the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loan agreements. Most of the Company’s loans are secured but some loans are unsecured. With respect to the secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in economic, environmental, and other conditions, including the impacts of the COVID-19 pandemic, declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination, and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Mergers and Acquisitions

Combining the Company and Bay Banks may be more difficult, costly or time-consuming than expected.

The success of the Company’s acquisition of Bay Banks will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and Bay Banks. To realize such anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and Bay Banks in a manner that permits growth opportunities and cost savings to be realized without materially disrupting existing customer relationships or decreasing revenues due to loss of customers. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.

Until the completion of the merger in January 2021, the Company and Bay Banks operated independently. To realize anticipated benefits from the merger, the Company will continue to integrate Bay Banks’s business into its own. The integration process could result in the loss of key employees, the disruption of the Company’s ongoing business, or inconsistencies in standards, controls, procedures, and policies that affect adversely the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Company’s ability to conduct business in the markets it entered in connection with its merger with Bay Banks, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized, fully or at all, or may take longer to realize than expected, which could have a material adverse effect on its results of operation and financial condition.

The Company may not be able to effectively integrate the operations of the Bank and Virginia Commonwealth Bank.

The future operating performance of the Bank will depend, in part, on the success of the merger of the Bank and Virginia Commonwealth Bank. The success of the bank merger depends on a number of factors, including the Company’s ability to (i) integrate operations and branches, (ii) retain deposits and customers, (iii) control the incremental increase in noninterest expense arising from the merger, and (iv) retain and integrate appropriate personnel and reduce overlapping personnel. The continued integration of the Bank and Virginia Commonwealth Bank will require the dedication of the time and resources of the Company’s management team and may temporarily distract the management team’s attention from the day-to-day business of the Company and the Bank. If the Bank and Virginia Commonwealth Bank are unable to successfully integrate, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

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

The Company may not be able to successfully implement its growth strategy, if it is unable to identify attractive markets, locations, or opportunities to expand in the future, or if the Company is subject to regulatory restrictions on growth or expansion of its operations. The Company’s ability to manage its growth successfully also will depend on whether it can maintain capital levels adequate to support its growth, maintain cost controls and asset quality, and successfully integrate any businesses the Company acquires into its organization. As the Company identifies opportunities to implement its growth strategy by opening new branches or acquiring branches or other banks, it may incur increased personnel, occupancy, and other operating expenses. In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding assets.

The Company has acquired and expanded into new product lines and may consider additional acquisitions and expansion into other businesses that it believes will help it fulfill its strategic objectives. The Company expects that other banking and financial companies, some of which have significantly greater resources, will compete with it to acquire financial services businesses. This competition could increase prices for potential acquisitions that the Company believes are attractive. Acquisitions may also be subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate acquisitions that it believes are in its best interests.

When the Company enters into new markets or new lines of business, its lack of history and familiarity with those markets, clients and lines of business may lead to unexpected challenges or difficulties that inhibit its success. The Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a growth strategy leading to long-term financial benefits.

Interest Rate Risk

The Company’s business is subject to interest rate risk, and variations in interest rates and inadequate management of interest rate risk may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits. It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and the current interest rate environment encourages extreme competition for new loan originations from qualified borrowers. The Company’s management cannot ensure that it can minimize interest rate risk. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, and the Company’s overall profitability.

Following the COVID-19 outbreak, market interest rates declined significantly, with the 10-year U.S. Treasury bond falling below 1.00% on March 3, 2020 for the first time in recent history. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors, and processors may be adversely affected. On March 3, 2020, the Federal Open Market Committee (“FOMC”) reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. Subsequently, on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to 0.00% to 0.25%. These reductions in interest rates and related actions in response to the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations.

Liquidity and Capital

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, federal funds lines of credit from correspondent banks, and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow experiences increasing loan demand or is unable to maintain its deposit base. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments, liquidate assets, or pay higher rates on deposits should such sources not be adequate.

The Company may need to raise additional capital in the future and may not be able to do so on acceptable terms, or at all.

Access to sufficient capital is critical in order to enable the Company to implement its business plan, support its business, expand its operations and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact the Company’s ability to support and to grow its operations. If the Company grows its operations faster than it generates capital internally, it will need to access the capital markets. The Company may not be able to raise additional capital in the form of additional debt or equity on acceptable terms, or at all. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, the Company’s financial condition and its results of operations. Economic conditions and a loss of confidence in financial institutions may increase the Company’s cost of capital and limit access to some sources of capital. Further, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on the Company’s business, financial condition, and capital ratios.

Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive.

The Company’s board of directors, without the approval of shareholders, could from time to time decide to issue additional shares of common stock or shares of preferred stock, which may adversely affect the market price of the shares of common stock and could be dilutive to the Company’s shareholders. Any sale of additional shares of the Company’s common stock may be at prices lower than the current market value of the Company’s shares. In addition, new investors may have rights, preferences and privileges that are senior to, and that could adversely affect, the Company’s existing shareholders. For example, preferred stock would be senior to common stock in right of dividends and as to distributions in liquidation. The Company cannot predict or estimate the amount, timing, or nature of its future offerings of equity securities. Thus, the Company’s shareholders bear the risk of future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of the Company’s common stock.

Recently enacted capital standards, including the Basel III Capital Rules, may require the Company and the Bank to maintain higher levels of capital and liquid assets, which could adversely affect the Company’s profitability and return on equity.

The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If the Company fails to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. While the Company is exempt from these capital requirements under the Federal Reserve’s SBHC Policy Statement, the Bank is not exempt and must comply. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act. Satisfying capital requirements may require the Company to limit its banking operations, reduce dividends, or raise additional capital to improve regulatory capital levels, which could negatively affect its business, financial condition, and results of operations. The EGRRCPA, which became effective May 24, 2018, amended the Dodd-Frank Act to, among other things, provide relief from certain of these requirements. Although the EGRRCPA is still being implemented, the Company does not expect the EGRRCPA and the related rulemakings to materially reduce the impact of capital requirements on its business.

The Company is not obligated to pay dividends and its ability to pay dividends is limited.

The Company’s ability to make dividend payments on its common stock depends primarily on certain regulatory considerations and the receipt of dividends and other distributions from the Bank. There are various regulatory restrictions on the ability of banks, such as the Bank, to pay dividends or make other payments to their holding companies. Although the Company has historically paid a cash dividend to the holders of its common stock, holders of its common stock are not entitled to receive dividends, and the Company is not obligated to pay dividends in any particular amounts or at any particular times. Regulatory, economic and other factors may cause the Company’s board of directors to consider, among other things, the reduction of dividends paid on its common stock. See “Business – Supervision and Regulation – Dividends.”

Regulatory and Operational

The Company operates in a highly regulated industry and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation and financial accounting or reporting, including changes in them or the Company’s failure to comply with them, may adversely affect the Company.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the Company’s business activities, limit the dividends or distributions that it can pay, restrict the ability of institutions to guarantee its debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

The Company faces increasing regulation and supervision of its industry. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations, or regulatory policies, or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Company in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, the Company’s costs and limit its ability to pursue business opportunities. Further, the Company’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject it to restrictions on its business activities, fines and other penalties, any of which could adversely affect the Company’s results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business and financial condition.

Regulations issued by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. For example, the CFPB has issued a final rule, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The rule also contains additional disclosure requirements at mortgage loan origination and in monthly statements. The requirements under the CFPB’s regulations and policies could limit the Company’s ability to make certain types of loans or loans to certain borrowers or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company’s profitability.

The Company is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect its business.

The Company’s business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”) in various information systems that the Company maintains and in those maintained by third- party service providers. The Company also maintains important internal company data such as PII about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties). For example, the Company’s business is subject to the GLB Act, which, among other things: (i) imposes certain limitations on the Company’s ability to share nonpublic PII about its customers with nonaffiliated third parties; (ii) requires that the Company provide certain disclosures to customers about its information collection, sharing, and security practices and afford customers the right to “opt out” of any information sharing by it with nonaffiliated third parties (with certain exceptions); and (iii) requires that the Company develop, implement, and maintain a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in the event of a security breach. Ensuring that the Company’s collection, use, transfer, and storage of PII complies with all applicable laws and regulations can increase the Company’s costs. Furthermore, the Company may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused, the Company could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of the Company’s measures to safeguard PII, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers and thereby reduce its revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage the Company’s reputation and otherwise adversely affect its operations, financial condition, and results of operations.

Changes in accounting standards could impact reported earnings.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. For information regarding recent accounting pronouncements and their effects on the Company, see “Recent Accounting Pronouncements” in Note 2 of the Company’s audited financial statements as of and for the year ended December 31, 2020.

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

The Company’s inability to maintain the operating effectiveness of the controls described above could result in a material misstatement to the Company’s financial statements or other disclosures, which could have an adverse effect on its business, financial condition, or results of operations. In addition, any failure to maintain effective controls in accordance with Section 404 of the Sarbanes-Oxley Act and FDIC regulations or to timely effect any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation, or cause investors to lose confidence in its reported financial information, all of which could have a material adverse effect on its results of operation and financial condition.

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

In order to be successful, the Company must identify and retain experienced key management members and sales staff with local expertise and relationships. Competition for qualified personnel is intense and there is a limited number of qualified persons with knowledge of and experience in the community banking and mortgage industry in the Company’s chosen geographic market. Even if the Company identifies individuals that it believes could assist it in building its franchise, it may be unable to recruit these individuals away from their current employers. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out the Company’s strategy is often lengthy. The Company’s inability to identify, recruit, and retain talented personnel could limit its growth and could materially adversely affect its business, financial condition and results of operations.

The Company relies on other companies to provide key components of its business infrastructure.

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

The soundness of other financial institutions could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the financial instrument exposure due. There is no assurance that any such losses would not materially and adversely affect results of operations.

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

Further, if any of the Company’s financial, accounting, or other data processing systems fail or have other significant issues, the Company could be adversely affected. The Company depends on internal systems and outsourced technology to support these data storage and processing operations. The Company’s inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of the Company’s business operations. It could be adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates its operations or systems. The Company is also at risk of the impact of natural disasters, terrorism, and international hostilities on its systems and from the effects of outages or other failures involving power or communications systems operated by others. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or communications outages), which may give rise to disruption of service to customers and to financial loss or liability. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although the Company has policies and procedures in place to verify the authenticity of its customers, it cannot guarantee that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to the Company’s reputation. If any of the foregoing risks materialize, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Pending litigation could result in a judgment against the Company resulting in the payment of damages.

On August 12, 2019, a former employee of VCB and participant in its Employee Stock Ownership Plan (the “VCB ESOP”) filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the VCB ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:19-cv-00045-GEC). The complaint alleges, among other things, that the defendants breached their fiduciary duties to ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of the Company’s acquisition of VCB. The outcome of this litigation is uncertain, and the plaintiff and other individuals may file additional lawsuits related to the VCB ESOP. The defense, settlement, or adverse outcome of any such lawsuit or claim could have a material adverse financial impact on the Company. The Company believes the claims are without merit.

The Company may be required to transition from the use of the LIBOR index in the future.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021, but the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

In addition, multiple major U.S. companies have experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial or privileged data. These incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although the Company’s systems are not breached in these incursions, these events can cause it to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Company and its customers. In some cases, the Company may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

The Company’s ability to operate profitably may be dependent on its ability to integrate or introduce various technologies into its operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking and tele-banking. The Company’s ability to compete successfully in its market may depend on the extent to which it is able to implement or exploit such technological changes. If the Company is not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train its staff to use such technologies, its business, financial condition, or operating results could be adversely affected.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of the Company is located at 1807 Seminole Trail, Charlottesville, Virginia, 22901 in a building leased by the Bank. The main office of the Bank is located at 1 East Market Street, Martinsville, Virginia 24112 in a building leased by the Bank.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2020.

•	17 West Main Street, Luray, Virginia 22835
•	52 West Main Street, Luray, Virginia 22835
•	1 East Market Street, Martinsville, Virginia 24112 (leased)
•	1807 Seminole Trail, Charlottesville, Virginia 22901 (leased)
•	563 Neff Avenue, Suite B, Harrisonburg, Virginia 22801 (leased)
•	9972 Spotswood Trail (Route 33), McGaheysville, Virginia 22840 (leased)
•	600 South Third Street, Shenandoah, Virginia 22849
•	4677 Main Street, Drakes Branch, Virginia 23937 (leased)
•	48 Animal Clinic Road, Stuart, Virginia (leased)
•	3202 Northline Avenue, Greensboro, North Carolina (leased)
•	408 East Main Street, Louisa, Virginia 23093
•	114 Industrial Drive, Louisa, Virginia 23093
•	10645 Courthouse Road, Fredericksburg, Virginia 22407
•	701 South Main Street, Culpeper, Virginia 22701
•	169 North Madison Road, Orange, Virginia 22960

•	430 Mineral Avenue, Mineral, Virginia 23117
•	10050 Three Notch Road, Troy, Virginia 22974
•	104 South Main Street, Gordonsville, Virginia 22942 (leased)
•	248 West Bute Street, Suite 100, Norfolk, VA 23510 (leased)
•	116 North Braddock Street, Winchester, VA 22601 (leased)
•	101 Centreport Drive, Suite 100, Greensboro, NC 27409 (leased)
•	900 Ridgefield Drive, Raleigh, NC 27609 (leased)
•	6303 Oleander Drive, Wilmington, NC 28405 (leased)
•	4114 Legato Road, Suite 320, Fairfax, VA 22033 (leased)
•	4525 South Boulevard, Suite 101, Virginia Beach, VA 23452 (leased)
•	804 Moorefield Park Drive, Suite 102, Richmond, VA 23236 (leased)
•	1 Research Street, Suite 345, Rockville, MD 20850 (leased)
•	10339 Southern Maryland Blvd, Suite 209 & 211, Dunkirk, MD 20754 (leased)

The Company’s properties are maintained in good operating condition and the Company believes the properties are suitable and adequate for its operational needs.

ITEM 3: LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. As of the date of this report, there are no pending or threatened proceedings against the Company, other than as set forth below, that, if determined adversely, would have a material effect on the business, financial position, or results of operations of the Company.

On August 12, 2019, a former employee of VCB and participant in its ESOP filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:19-cv-00045-GEC). The complaint alleges, among other things, that the defendants breached their fiduciary duties to ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of the Company’s acquisition of VCB. The outcome of this litigation is uncertain, and the plaintiff and other individuals may file additional lawsuits related to the VCB ESOP. The defense, settlement, or adverse outcome of any such lawsuit or claim could have a material adverse financial impact on the Company. The Company believes the claims are without merit.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NYSE American market under the symbol “BRBS”. There were 12,411,865 shares of the Company’s common stock outstanding at the close of business on March 17, 2021, which were held by approximately 1,650 shareholders of record.

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Part I, Item 1, Business, of this Form 10-K under the heading “Supervision and Regulation.” The Company paid three quarterly dividends of $0.1425 per common share during 2020.

On January 7, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.1425 per common share,  paid on January 29, 2021, to common shareholders of record on January 19, 2021. On March 16, 2021 the Company’s board of directors approved a dividend of $0.15 per common share payable on April 30, 2021 to common shareholders of record on April 20, 2021.

On March 17, 2021, the Company announced that its board of directors had approved and declared a three-for-two stock split effected in the form of a 50% stock dividend on its common stock outstanding payable on April 30, 2021 to shareholders of record as of April 20, 2021. Cash will be paid in lieu of fractional shares based on the closing price of common stock on the record date.

The dividend type, amount, and timing are established by the Company’s board of directors. In making its decisions regarding the payment of dividends on the Company’s common stock, the board of directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder return, and other factors.

ITEM 6: SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

(Dollars and shares in thousands, except per share data)	2020	2019	2018	2017	2016
Income Statement Data:
Interest income	$54,460	$30,888	$22,437	$18,481	$13,435
Interest expense	9,950	9,520	5,152	3,931	3,081
Net interest income	44,510	21,368	17,285	14,550	10,354
Provision for loan losses	10,450	1,742	1,225	1,095	926
Net interest income after provision for loan losses	34,060	19,626	16,060	13,455	9,428
Noninterest income	56,824	18,796	10,123	7,799	2,490
Noninterest expense	68,387	32,845	20,464	15,847	10,676
Income before income taxes	22,497	5,577	5,719	5,407	1,242
Income tax expense	4,800	973	1,147	2,057	553
Net income attributable to noncontrolling interest	(1)	(24)	(13)	—	—
Net income attributable to Blue Ridge Bankshares, Inc.	$17,696	$4,580	$4,559	$3,350	$689
Per Common Share Data:
Earnings per share, basic and diluted	$3.11	$1.10	$1.64	$1.22	$0.31
Dividends declared per share	0.4275	0.5700	0.5400	0.3200	0.3130
Book value per common share	18.92	16.32	14.11	13.10	12.29
Balance Sheet Data:
Assets	$1,498,258	$960,811	$539,590	$424,122	$418,124
Loans held for investment, gross (including PPP)	991,027	646,834	414,868	330,805	319,628
Loans held for sale	178,598	55,646	29,233	17,220	24,656
Securities	120,648	128,897	58,750	48,995	42,607
Deposits	945,109	722,030	415,027	339,290	340,874
Subordinated debentures, net of issuance costs	24,506	9,800	9,766	9,733	9,699
FHLB borrowings	115,000	124,800	73,100	36,045	32,623
FRB borrowings	281,650	—	—	—	—
Stockholders' equity	108,200	92,337	39,621	36,442	33,627
Weighted average common shares outstanding - basic	5,690	4,147	2,779	2,752	2,228
Weighted average common shares outstanding - diluted	5,690	4,147	2,779	2,752	2,228
Financial Ratios:
Return on average assets	1.44%	0.61%	0.95%	0.80%	0.20%
Return on average equity	17.65%	6.94%	12.02%	9.56%	2.39%
Net interest margin	3.49%	3.34%	3.88%	3.73%	3.14%
Efficiency ratio	67.49%	81.78%	74.66%	70.91%	83.12%
Dividend payout ratio	13.75%	51.82%	32.93%	26.23%	100.97%
Capital and Credit Quality Ratios:
Average equity to average assets	7.08%	8.79%	7.89%	8.32%	8.40%
Allowance for loan losses to loans held for investment	1.40%	0.71%	0.86%	0.85%	0.63%
Nonperforming loans to total assets	0.44%	0.54%	1.39%	1.78%	0.29%
Nonperforming assets to total assets	0.44%	0.54%	1.42%	1.83%	0.44%
Net charge-offs to total loans held for investment	0.12%	0.12%	0.11%	0.09%	0.39%

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

Cautionary Note About Forward-Looking Statements

The Company makes certain forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of management’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. The Company cautions that the forward-looking statements are based largely on management’s expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the its control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.

The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which it conducts operations;

•	changes in the level of the Company’s non-performing assets and charge-offs;

•

management of risks inherent in the Company’s real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of collateral and the ability to sell collateral upon any foreclosure;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market, and monetary fluctuations;

•	changes in consumer spending and savings habits;

•	technological and social media changes impacting the Company, the Bank, and the financial services industry, in general;

•

changing bank regulatory conditions, laws, regulations, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities, or changes in the secondary market for loans and other products;

•	the impact of changes in laws, regulations, and policies affecting the real estate industry;

•

the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB, or other accounting standards setting bodies;

•	the impact of the COVID-19 pandemic and the associated efforts by the Company and others to limit the spread of the virus;

•	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;

•

geopolitical conditions, including acts or threats of terrorism, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;

•	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	the willingness of users to substitute competitors’ products and services for the Company’s products and services;

•	the Company’s inability to successfully manage growth or implement its growth strategy;

•	the effect of acquisitions the Company may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	the Company’s participation in the PPP established by the U.S. government and its administration of the loans and processing fees earned under the program;

•	the Company’s involvement, from time to time, in legal proceedings and examination and remedial actions by regulators;

•	the Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime; and

•	the Bank’s ability to pay dividends.

On January 31, 2021, the Company completed its previously announced merger with Bay Banks. In addition to the factors described above, business plans, operations, performance, financial condition, operating results, and business strategy may be affected by the following factors:

•	the businesses of the Company and Bay Banks may not be integrated successfully or such integration may be more difficult, time-consuming, or costly than expected;

•	expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe;

•	revenues following the merger may be lower than expected; and

•	customer and employee relationships and business operations may be disrupted by the merger.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-K, including those discussed in the section entitled "Risk Factors" in Item 1A above. If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, the Company cautions you not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

Critical Accounting Policies

General

The accounting principles the Company applies under GAAP are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. Changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.

The accounting policies the Company views as critical are those relating to judgments, assumptions, and estimates regarding the determination of the allowance for loan losses, the fair value measurements of certain assets and liabilities, derivatives, and income taxes.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be adequate to absorb probable losses inherent in the portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries, and other pertinent factors, such as regulatory guidance and general economic conditions. The Company’s allowance for loan losses is established through a provision for loan losses charged to earnings. Loans identified as losses and deemed uncollectible by management are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management.

The allowance for loan losses consists of specific, general, and unallocated components, if any. The specific component relates to loans that are classified as impaired, for which an allowance is established when the fair value of the loan is lower than its carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative and environmental factors. Historical losses are categorized into risk-similar loan pools and a loss ratio factor is applied to each group’s loan balances to determine the allocation.

Qualitative and environmental factors include external risk factors that the Company believes affects its overall lending environment. Environmental factors that routinely analyze include levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, trends in volume and terms of loans, effects of changes in risk selection and underwriting practices, experience, ability, depth of lending management and staff, national and local economic trends, conditions such as unemployment rates, housing statistics, banking industry conditions, and the effect of changes in credit concentrations. Determination of the allowance for loan losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change.

Credit losses are an inherent part of the Company’s business and, although management believes the methodologies for determining the allowance for loan losses and the current level of the allowance are appropriate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded, as a change to earnings.

Allowance for Loan Losses—Acquired Loans

Acquired loans accounted for under Accounting Standards Codification (“ASC”) 310-30

For acquired loans, to the extent there is a deterioration in borrower credit quality resulting in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on the previously described allowance methodology.

Acquired loans accounted for under ASC 310-20

Subsequent to the acquisition date, an allowance for loan losses may be established through a provision for loan losses, based upon a process that is similar to the evaluation process used for originated loans. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other factors, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining the allowance for loan losses.

Purchased Credit-Impaired Loans

Purchased credit-impaired ("PCI") loans, which are the loans acquired at a discount (that is due, in part, to credit quality), are accounted for under ASC 310-30. These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company recognizes interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the accretable yield, is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflects only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

Management periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis, if the acquired pools of PCI loans perform better than originally expected and greater cash flows are expected than originally modeled at the acquisition date, the forecasted increase would be recorded as an additional accretable yield recognized as a prospective increase to interest income.

Fair Value Measurements

The Company determines the fair values of financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy describes three levels of inputs that may be used to measure fair value. For example, the Company’s available-for-sale investment securities are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service. This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Derivatives

Derivatives are recognized as assets and liabilities on the Company’s consolidated balance sheets and measured at fair value. The Company’s derivatives consist of forward sales of to-be-announced mortgage-backed securities and interest rate lock commitments. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the consolidated balance sheets. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings.

During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Bank enters into positions of forward month mortgage-backed securities to be announced (“TBA”) contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis. The Company enters into TBA contracts in order to control interest rate risk during the period between the rate lock commitment and mandatory sale of the mortgage loan. Both the rate lock commitment and the forward TBA contract is considered a derivative. A mortgage loan sold on a best efforts basis is locked into a forward sales contract with a counterparty on the same day as the rate lock commitment to control interest rate risk during the period between the commitment and the sale of the mortgage loan. Both the rate lock commitment and the forward sales contract are considered derivatives.

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of mortgage backed securities (“MBS”) by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or will be funded. Certain risks arise from the forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. Additional risks inherent in mandatory delivery programs include the risk that, if the Company does not close the loans subject to rate lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement.

Income Taxes

Income taxes are accounted for using the balance sheet method in accordance with ASC 740, Accounting for Income Taxes. Per ASC 740, the objective is to recognize (a) the amount of taxes payable or refundable for the current year, and (b) defer tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or federal income tax returns. A net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book (i.e., financial statement) and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Temporary differences are reversed in the period in which an amount or amounts become taxable or deductible.

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

For the year ended December 31, 2020, the Company reported net income of $17.7 million compared to $4.6 million reported for 2019. Basic and diluted earnings per share were $3.11 in 2020 compared to $1.10 in 2019.

Net Interest Income. Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits, and borrowings.

Net interest income was $44.5 million for the year ended December 31, 2020 compared to $21.4 million for the year ended December 31, 2019. Net interest margin was 3.49% for the year ended December 31, 2020 compared to 3.35% for the year ended December 31, 2019. The increase in net interest income in 2020 was primarily due to continued growth in the loan portfolio, particularly loans made pursuant to the PPP. The positive impact on net interest margin as a result of PPP loans and related funding was twelve basis points. Average balances of PPP loans were $237.2 million in 2020, whereas there were none in 2019. Growth in average balances of loans excluding PPP loans was 8.5% for 2020 compared to 2019.  Included in net interest income for 2020 was approximately $9.6 million in net interest and fees related to PPP loans. The Company utilized borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to fund PPP loans during 2020. These borrowings were at an annual rate of 0.35% and resulted in interest expense of $784 thousand during 2020. Additionally, the Company participated in the Federal Reserve’s Main Street Lending Program and recognized loan origination fees from this program of approximately $1.5 million in 2020.

The following table shows the average balance sheets for each of the years ended December 31, 2020, 2019 and 2018. In addition, the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown.

	For the Years Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Taxable securities (1)	$106,228	$2,582	2.43%	$103,698	$3,286	3.17%	$46,940	$1,574	3.35%
Tax-exempt securities (1)	6,175	178	2.88%	7,832	285	3.64%	9,497	353	3.72%
Total securities	112,403	2,760	2.46%	111,530	3,571	3.20%	56,437	1,927	3.41%
Interest-bearing deposits in other banks	108,587	169	0.16%	15,530	266	1.71%	9,051	75	0.83%
Federal funds sold	596	2	0.34%	313	10	3.19%	882	17	1.93%
Loans available for sale	140,496	3,922	2.79%	53,148	1,940	3.65%	18,381	786	4.28%
Loans held for investment (including loan fees) (2)	912,455	47,638	5.22%	458,927	25,150	5.48%	360,872	19,693	5.46%
Total interest-earning assets	1,274,537	54,491	4.28%	639,448	30,937	4.84%	445,623	22,498	5.05%
Less allowance for loan losses	(7,944)			(4,572)			(3,580)
Total noninterest earning assets	106,245			41,611			21,597
Total assets	$1,372,838			$676,487			$463,640
Liabilities and stockholders’ equity:
Interest-bearing demand and savings deposits	$346,784	$1,485	0.43%	$170,251	$1,663	0.98%	$133,431	$814	0.61%
Time deposits	261,891	4,761	1.82%	216,313	4,546	2.10%	165,317	2,698	1.63%
Total interest-bearing deposits	608,675	6,246	1.03%	386,564	6,209	1.61%	298,748	3,512	1.18%
Subordinated debentures and other borrowings	368,468	3,704	1.01%	121,201	3,310	2.73%	53,509	1,640	3.06%
Total interest-bearing liabilities	977,143	9,950	1.02%	507,765	9,519	1.87%	352,257	5,152	1.46%
Other noninterest bearing liabilities	298,544			108,728			73,552
Stockholders’ equity	97,151			59,994			37,831
Total liabilities and stockholders’ equity	$1,372,838			$676,487			$463,640
Interest rate spread			3.26%			2.96%			3.59%
Net interest income and Margin		$44,541	3.49%		$21,418	3.35%		$17,346	3.89%

(1)	Computed on a fully taxable equivalent basis using a 21% effective tax rate.

(2)	Non-accrual loans have been included in the computations of average loan balances.

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following rate-volume variance analysis shows the year-to-year changes in the components of net interest income:

	2020 compared to 2019			2019 compared to 2018
	Increase/(Decrease) Due to		Total Increase/	Increase/(Decrease) Due to		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Taxable securities	$80	$(784)	$(704)	$1,904	$(192)	$1,712
Tax-exempt securities	(60)	(47)	(107)	(62)	(6)	(68)
Interest bearing deposits in other banks	1,593	(1,689)	(96)	54	137	191
Federal funds sold	9	(16)	(7)	(11)	4	(7)
Loans available for sale	3,188	(1,207)	1,981	1,486	(332)	1,154
Loans held for investment	24,854	(2,367)	22,487	5,350	107	5,457
Total interest income	$29,664	$(6,110)	$23,554	$8,721	$(282)	$8,439
Interest Expense
Interest-bearing demand and savings deposits:	$1,725	$(1,903)	$(178)	$225	625	$850
Time deposits	958	(743)	215	832	1,015	1,847
Subordinated debentures and other borrowings	6,753	(6,360)	393	2,074	(404)	1,670
Total interest expense	9,436	(9,006)	430	3,131	1,236	4,367
Change in Net Interest Income	$20,228	$2,896	$23,124	$5,590	$(1,518)	$4,072

Provision for Loan Losses. The provision for loan losses was $10.5 million during the year ended December 31, 2020 compared to $1.7 million for the year ended December 31, 2019, an increase of $8.8 million. Net charge-offs amounted to $1.2 million for the year ended December 31, 2020 and $750 thousand for the year ended December 31, 2019. The increase in the provision for loan losses during 2020 was primarily due to a factor added for the potential impact of the COVID-19 pandemic in the amount of $9.2 million. This factor was based on Federal Reserve annualized charge-off rates from recent recessions in addition to statistics on hotel occupancy rates to arrive at a COVID-19 severity factor. This factor was applied to loans of specific NAICS codes that were deemed more susceptible to the impacts of the pandemic, including loans in part collateralized by restaurants, hospitality, and other public venues.

Non-interest Income. The Company’s non-interest income sources include deposit account service charges and other fees, residential mortgage banking income, including net gains on sales of mortgages and mortgage servicing rights income, gains on the sale of guaranteed United States Department of Agriculture (“USDA”) loans, and income from bank owned life insurance. Non-interest income totaled $56.8 million for the year ended December 31, 2020 compared to $18.8 million in 2019. The increase in non-interest income was largely due to an increase of $30.0 million related to the origination and sale of held for sale mortgages, as a result of increased home refinancing and purchasing due to the low interest rate environment for a majority of 2020. The Company expanded its mortgage operations in 2020 to include a wholesale mortgage business through LenderSelect Mortgage Group, which also contributed to the increased mortgage volume in 2020. Mortgage volume surpassed $1 billion in 2020, a record for the Company. Beginning in second quarter 2020, the Company began retaining mortgage servicing rights at the sale of residential loans resulting in additional non-interest income of approximately $7.1 million for the year. Additionally, gains on the sale of guaranteed USDA loans resulted in income of approximately $880 thousand, an increase of $582 thousand over the prior year. The following table provides detail for non-interest income for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
(Dollars in thousands)	2020	2019	Change $	Change %
Service charges on deposit accounts	$905	$651	$254	39.02%
Income from investment in life insurance	390	936	(546)	(58.33%)
Residential mortgage banking income, net	44,460	14,433	30,027	208.04%
Mortgage servicing rights	7,084	—	7,084	100.00%
(Loss) gain on disposal of assets	(160)	1	(161)	n/m
Gain on sale of securities	211	451	(240)	(53.22%)
Loss on sale of OREO	—	(43)	43	(100.00%)
Gain on sale of guaranteed USDA loans	880	298	582	195.30%
Small business investment company fund income	47	49	(2)	(4.08%)
Payroll processing income through MoneyWise Payroll Solutions	974	980	(6)	(0.61%)
Bank and purchase card revenue	1,297	572	725	126.75%
Insurance income	110	97	13	13.40%
Credit mark recovery income	—	200	(200)	(100.00%)
Other income	626	171	455	266.08%
Total non-interest Income	$56,824	$18,796	$38,028	202.32%

Non-interest Expense. Non-interest expense totaled $68.4 million for the year ended December 31, 2020 compared to $32.8 million for 2019, a 108.2% increase. This was primarily due to an increase in salaries and employee benefits of $26.1 million, which was primarily a result of the Bank expanding its retail mortgage operations through Monarch Mortgage and the acquisition of LenderSelect Mortgage Group in late 2019. The increased mortgage volume in 2020 resulted in increased headcount, bonuses, and commissions tied to these record volumes. Additionally, occupancy and equipment expenses increased $1.0 million due to additional leased locations for the expanded mortgage division and a full year of expenses with the VCB acquisition, which occurred in late 2019. Data processing costs increased $781 thousand primarily due to growth from the 2019 acquisition of VCB and higher mortgage processing software costs from the increased volume in 2020. Also included in non-interest expense were merger related costs of $2.4 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively, that are primarily included in data processing, legal, issuer, and regulatory filing fees and other contractual services. The following table provides detail for non-interest expense for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
(Dollars in thousands)	2020	2019	Change $	Change %
Salaries and employee benefits	$45,418	$19,328	$(26,090)	(134.99%)
Occupancy and equipment expenses	3,551	2,538	(1,013)	(39.91%)
Data processing	2,683	1,902	(781)	(41.06%)
Legal, issuer, and regulatory filing fees	2,687	1,778	(909)	(51.12%)
Advertising expense	776	810	34	4.20%
Communications expense	721	441	(280)	(63.49%)
Debit card expenses	583	363	(220)	(60.61%)
Directors fees	443	231	(212)	(91.77%)
Audits and accounting fees	436	258	(178)	(68.99%)
FDIC insurance expense	749	420	(329)	(78.33%)
Other contractual services	1,408	382	(1,026)	(268.59%)
Other taxes and assessments	1,013	661	(352)	(53.25%)
Printing, postage, stationery, and supplies	842	444	(398)	(89.64%)
Education, dues, travel, meals and entertainment	1,126	806	(320)	(39.70%)
Amortization expense	825	489	(336)	(68.71%)
Mortgage loan funding/underwriting/closing	1,883	670	(1,213)	(181.04%)
Insurance expense	299	153	(146)	(95.42%)
Mortgage reserve expense	1,625	327	(1,298)	(396.94%)
Other expenses	1,319	844	(475)	(56.28%)
Total non-interest Expense	$68,387	$32,845	$(35,542)	(108.21%)

Income Tax Expense. For the year ended December 31, 2020, the Company recorded a provision for income taxes of $4.8 million (effective tax rate of 21.4%) as compared to a provision of $973 thousand (effective tax rate of 17.4%) for the year ended December 31, 2019.

Analysis of Financial Condition

Loan Portfolio. The Company makes loans to individuals as well as to commercial entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the creditworthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank. All loans are underwritten within specific lending policy guidelines that are designed to maximize the Company’s profitability within an acceptable level of business risk.

The following table sets forth the distribution of the Company’s loan portfolio at the dates indicated by category of loan and the percentage of loans in each category to total loans:

	At December 31,
	2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$93,286	9.37%	$77,728	11.95%
Paycheck Protection Program	292,068	29.34%	—	—
Real estate – construction, commercial	54,702	5.50%	38,039	5.87%
Real estate – construction, residential	18,040	1.81%	26,778	4.14%
Real estate – mortgage, commercial	273,499	27.48%	251,824	38.89%
Real estate – mortgage, residential	213,404	21.44%	208,494	32.20%
Real estate – mortgage, farmland	3,615	0.36%	5,507	0.85%
Consumer loans	46,684	4.70%	39,202	6.10%
Gross loans	995,298	100.00%	647,572	100.00%
Less: Unearned income, net of costs	(4,271)		(738)
Gross loans, net of net unearned income	991,027		646,834
Less: Allowance for loan losses	(13,827)		(4,572)
Net loans	$977,200		$642,262
Loans held for sale (not included in totals above)	$178,598		$55,646

	At December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$49,292	11.86%	$50,270	15.16%	$51,416	16.02%
Real estate – construction, commercial	14,666	3.53%	11,502	3.47%	17,737	5.53%
Real estate – construction, residential	15,102	3.63%	8,136	2.45%	5,126	1.60%
Real estate – mortgage, commercial	150,513	36.22%	111,796	33.71%	109,750	34.21%
Real estate – mortgage, residential	149,856	36.06%	119,795	36.12%	116,014	36.16%
Real estate – mortgage, farmland	4,179	1.01%	4,656	1.40%	4,514	1.41%
Consumer loans	31,979	7.69%	25,478	7.69%	16,281	5.07%
Gross loans	415,587	100.00%	331,633	100.00%	320,838	100.00%
Less: Unearned income, net of costs	(719)		(829)		(1,210)
Gross loans, net of net unearned income	414,868		330,804		319,628
Less: Allowance for loan losses	(3,580)		(2,802)		(2,013)
Net loans	$411,288		$328,002		$317,615
Loans and leases held for sale (not included in totals above)	$29,233		$17,220		$24,656

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company’s loan portfolio at December 31, 2020 and December 31, 2019:

December 31, 2020 (Dollars in thousands)	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$21,371	$30,787	$41,128	$93,286
Paycheck Protection Program	—	292,068	—	292,068
Real estate – construction, commercial	5,421	30,283	18,998	54,702
Real estate – construction, residential	16,890	103	1,047	18,040
Real estate – mortgage, commercial	19,336	146,471	107,692	273,499
Real estate – mortgage, residential	8,687	37,669	167,048	213,404
Real estate – mortgage, farmland	102	1,841	1,672	3,615
Consumer loans	15,547	24,742	6,395	46,684
Gross loans	$87,354	$563,964	$343,980	$995,298

Fixed-rate loans	$51,442	$531,855	$154,278	$737,575
Floating-rate loans	35,912	32,109	189,702	257,723
Gross loans	$87,354	$563,964	$343,980	$995,298

December 31, 2019 (Dollars in thousands)	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial and industrial	$22,807	$28,022	$26,899	$77,728
Real estate – construction, commercial	14,133	18,160	5,746	38,039
Real estate – construction, residential	26,279	499	—	26,778
Real estate – mortgage, commercial	28,085	125,687	98,052	251,824
Real estate – mortgage, residential	11,237	41,062	156,195	208,494
Real estate – mortgage, farmland	445	1,453	3,609	5,507
Consumer loans	3,154	30,870	5,178	39,202
Gross loans	$106,140	$245,753	$295,679	$647,572

Fixed-rate loans	$70,659	$223,941	$133,914	$428,514
Floating-rate loans	35,481	21,812	161,765	219,058
Gross loans	$106,140	$245,753	$295,679	$647,572

The Company prepares a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar amount of inherent losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged against income and decreased by loans charged-off (net of recoveries, if any). The Company’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. The allowance consists of specific and general components. The specific component relates to loans that are identified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or the net realizable value of underlying collateral, which is equal to the estimated fair value less estimated costs to sell, of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and those loans classified over a minimum dollar amount that are not impaired and is based on historical loss experience adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data.

The Company follows applicable guidance issued by FASB. This guidance requires that losses be accrued when they are probable of occurring and can be estimated. It also requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

Loans are evaluated for non-accrual status when principal or interest is delinquent for 90 days or more and are placed on non-accrual status when a loan is specifically determined to be impaired. Any unpaid interest previously accrued on those loans is reversed from income. Any interest payments subsequently received are recognized as income or amortized over the life of the loan depending on the specific circumstances. Interest payments received on loans where management believes a potential for loss remains are applied as a reduction of the loan principal balance.

Management believes that the allowance for loan losses was adequate as of December 31, 2020. There can be no assurance that adjustments to the provision for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could require adjustments to the provision for loan losses.

The following table presents a summary of the provision and allowance for loan losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance, beginning of period	$4,572	$3,580	$2,803	$2,013	$2,347
Charge-Offs
Commercial and industrial	$(6)	$(43)	$(6)	$—	$(1,019)
Real estate, mortgage	(505)	(4)	(13)	(71)	—
Consumer and other loans	(994)	(914)	(545)	(365)	(306)
Total charge-offs	(1,505)	(961)	(564)	(436)	(1,325)
Recoveries
Commercial and industrial	41	—	—	35	1
Real estate, construction	—	—	—	—	—
Real estate, mortgage	8	6	12	1	—
Consumer and other loans	261	205	104	95	64
Total recoveries	310	211	116	131	65
Net charge-offs	(1,195)	(750)	(448)	(305)	(1,260)
Provision for loan losses	10,450	1,742	1,225	1,095	926
Allowance, end of period	$13,827	$4,572	$3,580	$2,803	$2,013
Ratio of net charges-offs to average total loans outstanding during period	0.15%	0.02%	0.12%	0.09%	0.48%

The allowance for loan losses includes specific and a general allowance applicable to all loan categories; however, management has allocated the allowance by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category. The allocation of the allowance and as a percent of the applicable loan segment was as follows at the periods indicated:

	December 31,
(Dollars in thousands)	2020	% of Loans	2019	% of Loans	2018	% of Loans	2017	% of Loans	2016	% of Loans
Commercial and industrial	$3,762	4.0%	$842	1.1%	$568	1.2%	$494	0.9%	$573	1.1%
Real estate – construction, commercial	960	1.8%	220	0.6%	111	0.8%	92	0.8%	83	0.5%
Real estate – construction, residential	150	0.8%	60	0.2%	56	0.4%	36	0.5%	10	0.2%
Real estate – mortgage, commercial	4,215	1.6%	1,602	0.6%	1,183	0.8%	809	0.7%	533	0.5%
Real estate – mortgage, residential	1,481	0.3%	509	0.2%	431	0.3%	405	0.3%	289	0.3%
Real estate – mortgage, farmland	18	0.5%	9	0.2%	13	0.3%	12	0.2%	8	0.1%
Consumer and other	3,241	7.0%	1,330	3.4%	1,218	3.8%	955	3.8%	517	3.2%
	$13,827	1.4%	$4,572	0.7%	$3,580	0.9%	$2,803	0.9%	$2,013	0.6%

Non-performing Assets. Non-performing assets consist of non-accrual loans, loans past due 90 days and still accruing interest, and OREO (foreclosed properties). The level of non-performing assets increased by $1.5 million during 2020 to $6.6 million at December 31, 2020 compared to $5.2 million at December 31, 2019. The Company has established specific loan loss reserves on impaired loans equal to the estimated collateral deficiency (if any), plus the cost of sale of the underlying collateral, as applicable.

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

Foreclosed real estate properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at fair value, including a reduction for the estimated selling expenses.

Impaired loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had two TDRs in the amount of $142 thousand and $144 thousand at December 31, 2020 and 2019, respectively. One loan was classified as a TDR due to a change in interest rate and payment terms and the other loan was classified as a TDR due to a change in payment terms.  These loans are not included in the non-performing asset totals in the following table.

The following is a summary of information pertaining to risk elements and non-performing assets at the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-accrual loans	$6,583	$4,790	$5,515	$7,496	$787
Loans past due 90 days and still accruing	46	369	2,005	73	433
Total non-performing loans	$6,629	$5,159	$7,520	$7,569	$1,220
Other real estate owned	—	—	134	207	611
Total non-performing assets	$6,629	$5,159	$7,654	$7,776	$1,831
Allowance for loan losses to total loans held for investment	1.40%	0.71%	0.86%	0.85%	0.63%
Allowance for loan losses to non- performing loans	208.58%	88.62%	47.61%	37.02%	165.00%
Non-performing loans to total loans held for investment	0.67%	0.80%	1.81%	2.29%	0.38%
Non-performing assets to total assets	0.44%	0.54%	1.42%	1.89%	0.44%

Potential Problem Loans

From a credit risk standpoint, the Company grades watchlist and problem loans into one of five categories: pass/watch, special mention, substandard, doubtful, or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. Credit ratings are reviewed regularly by management by management. Ratings are adjusted regularly to reflect the degree of risk and loss that the Company’s management believes to be appropriate for each credit. The methodology is structured so that specific reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). The Company’s lending policy requires the routine monitoring of daily past due and overdraft reports, monthly maturing loans, monthly risk rating reports, and internal loan review reports. The lending and credit management of the Bank meet once a month to review loans rated pass/watch. The focus of each meeting is to identify and promptly determine any necessary required action with this loan population, which consists of loans that, although considered satisfactory and performing to terms, may exhibit special risk features that warrant management’s attention.

Loans that are deemed special mention, substandard, doubtful, or loss are listed in the Bank’s Problem Loan Report or Special Asset Report.

The Bank uses the following definitions for watch list risk ratings:

•

Pass/Watch. Borrowers who are considered satisfactory and performing to terms, however exhibiting special risk features such as declining earnings, strained cash flow, increasing leverage, and/or weakening fundamentals that indicate above average risk.

•

Special Mention. A special mention loan has potential weaknesses deserving of management’s attention. If uncorrected, such weaknesses may result in deterioration of the repayment prospects for the asset or in credit position at some future date.

•

Substandard. A substandard loan is inadequately protected by the current financial condition and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets that are classified as substandard.

•

Doubtful. A doubtful loan has all weaknesses inherent in one classified as substandard, with the added characteristic that weaknesses make collection or liquidation in full, on the basis of existing facts, conditions, and values, highly questionable and improbable. The probability of loss is extremely high, but certain important and reasonably specific factors that may work to the advantage and strengthening of the asset exist. Therefore, its classification as an estimated loss is deferred until a more precise status may be determined by management. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

•	Loss. Credits rated as loss are charged-off, as the Company has no expectation of the recovery of any payments.

Loans not meeting the criteria above are considered to be pass-rated loans. The following tables present the loan balances by category as well as risk rating. No assets were classified as loss or doubtful during the periods presented.

	December 31, 2020
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$844	$484	$23,828	$55,539	$7,251	$4	$5,336	$93,286
Paycheck Protection Program	292,068	—	—	—	—	—	—	292,068
Real estate – construction, commercial	—	2,143	19,524	26,324	5,916	218	577	54,702
Real estate – construction, residential	—	—	3,073	8,247	6,458	—	262	18,040
Real estate – mortgage, commercial	—	3,994	128,163	114,977	15,799	2,968	7,598	273,499
Real estate – mortgage residential	—	3,583	101,078	100,601	5,750	158	2,234	213,404
Real estate – mortgage, farmland	444	—	1,175	1,996	—	—	—	3,615
Consumer loans	324	36	17,062	28,033	521	1	707	46,684
Gross loans	$293,680	$10,240	$293,903	$335,717	$41,695	$3,349	$16,714	$995,298
Less: Unearned income and deferred costs								(4,271)
Total								$991,027

	December 31, 2019
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$1,509	$1,042	$35,180	$37,458	$568	$1,488	$483	$77,728
Real estate – construction, commercial	—	1,454	24,667	10,850	102	—	966	38,039
Real estate – construction, residential	—	139	9,355	14,331	2,953	—	—	26,778
Real estate – mortgage, commercial	—	4,971	118,488	114,598	9,273	1,935	2,559	251,824
Real estate – mortgage residential	—	4,611	100,665	98,116	3,470	130	1,502	208,494
Real estate – mortgage, farmland	1,467	134	1,736	2,170	—	—	—	5,507
Consumer loans	293	72	17,872	20,067	116	—	782	39,202
Gross loans	$3,269	$12,423	$307,963	$297,590	$16,482	$3,553	$6,292	$647,572
Less: Unearned income and deferred costs								(738)
Total								$646,834

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available-for-sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available-for-sale was $109.5 million at December 31, 2020, an increase of $904 thousand, or 0.83%, from $108.6 million at December 31, 2019. During 2020, the Company purchased $44.2 million in investment securities available-for-sale to offset redemptions and sales and to enhance the yield of the portfolio. The Company did not hold any investment securities held-to-maturity at December 31, 2020, whereas at December 31, 2019 held-to-maturity investments totaled $12.2 million. Securities in the investment portfolio classified as held-to-maturity were those securities that the Company had the ability and intent to hold to maturity and were carried at amortized cost.

As of December 31, 2020 and 2019, the majority of the investment securities portfolio consisted of securities rated A to AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. The market value of investment securities that were pledged to secure public deposits totaled $12.5 million and $12.0 million at December 31, 2020 and December 31, 2019, respectively.

The Company completes reviews for other-than-temporary impairment at least quarterly. At December 31, 2020 and December 31, 2019, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and were not deemed a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in the Company’s investment portfolio as of December 31, 2020 and December 31, 2019.

The Company holds restricted investments in equities of the Federal Reserve Bank of Richmond (“FRB”), the FHLB, and its correspondent bank, Community Banker’s Bank (“CBB”). At December 31, 2020, the Company held $5.8 million of FHLB stock, $2.2 million of FRB stock, and $248 thousand of CBB stock. At December 31, 2019, the Company held $6.0 million of FHLB stock, $963 thousand of FRB stock, and $248 thousand of CBB stock. At December 31, 2018, the Company held $3.5 million of FHLB stock, $813 thousand of FRB stock, and $168 thousand of CBB stock.

The following table reflects the composition of the Company’s investment portfolio, at amortized cost, for the periods stated:

	December 31,
	2020		2019		2018
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total	Balance	Percent of total
Available-for-sale
State and municipal	$14,069	12.95%	$—	0.00%	$1,000	1.80%
U. S. Treasury and agencies	2,500	2.30%	2,500	2.10%	3,375	6.20%
Mortgage backed securities	72,337	66.57%	94,983	79.00%	28,976	53.30%
Corporate bonds	19,755	18.18%	10,554	8.80%	5,477	10.10%
Held-to-maturity
State and municipal	—	—	12,192	10.10%	15,565	28.60%
Total investments	$108,661	100.00%	$120,229	100.00%	$54,393	100.00%

The following table presents the amortized cost of the Company’s investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at December 31, 2020:

	December 31, 2020
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available-for-sale
State and municipal	$927	1.00%	$1,037	2.96%	$4,464	2.15%	$7,641	1.90%
U. S. Treasury and agencies	2,500	0.94%	—	—	—	—	—	—
Mortgage backed securities	—	—	—	—	13,282	1.88%	59,055	2.12%
Corporate bonds	—	—	5,268	5.37%	14,257	5.27%	230	6.84%
Total investments	$3,427		$6,305		$32,003		$66,926

Deposits. The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit) from its market area. The Company’s deposit base includes transaction accounts, time and savings accounts, and other accounts that customers use for cash management purposes and which provide the Bank a source of fee income and cross-marketing opportunities as well as a low-cost source of funding.

Approximately 26.6% of the Company’s deposits at December 31, 2020 were made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, compared to 36.1% and 40.9% at December 31, 2019 and December 31, 2018, respectively.

The following tables provide a summary of the Company’s deposit base at the dates indicated and the maturity distribution of certificates of deposit of $100,000 or more as of the end of the periods indicated:

	December 31,
	2020		2019		2018
(Dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing demand deposits	$283,186	—	$94,855	—	$71,068	—
Interest-bearing deposits:
Demand deposits	101,178	0.34%	58,899	0.53%	50,439	0.50%
Savings	82,510	0.14%	29,691	0.09%	28,416	0.08%
Money market deposits	163,096	0.62%	81,661	1.62%	54,576	0.99%
Time deposits	261,891	1.82%	216,313	2.10%	165,317	1.63%
Total interest-bearing deposits	608,675		386,564		298,748
Total average deposits	$891,861		$481,419		$369,816

Maturities of Time Deposits ($100,000 or greater)

(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Maturing in:
3 months or less	$25,211	$28,455	$8,155
Over 3 months through 6 months	33,963	24,646	19,265
Over 6 months through 12 months	24,675	28,922	20,867
Over 12 months	92,341	96,098	60,717
	$176,190	$178,121	$109,004

Brokered and listing service deposits made up of both certificate of deposits and money market demand accounts totaled $46.6 million at December 31, 2020 compared to $49.8 million at December 31, 2019 and $23.5 million at December 31, 2018.

Borrowings. The following table provides information on the balances and interest rates borrowings at the dates indicated:

	For the Year Ended December 31, 2020
(Dollars in thousands)	Period -End Balance	Highest Month -End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$115,000	$124,000	$121,033	0.24%
FRB borrowings	281,650	355,484	223,869	0.35%

	For the Year Ended December 31, 2019
(Dollars in thousands)	Period -End Balance	Highest Month -End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$124,800	$134,200	$100,288	1.92%

	For the Year Ended December 31, 2018
(Dollars in thousands)	Period -End Balance	Highest Month -End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$73,100	$73,100	$39,582	2.47%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multifamily, and commercial real estate mortgage loan portfolios, as well as selected investment portfolio securities. FRB borrowings in the 2020 period consist exclusively of PPPLF advances secured by PPP loans.

Liquidity. Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. The Company must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of the Company’s liquidity management program is to ensure that it always has sufficient resources to meet the demands of depositors and borrowers. Stable core deposits and a strong capital position provide the base for the Company’s liquidity position. Management believes the Company has demonstrated its ability to attract deposits because of its convenient branch locations, personal service, technology, and pricing.

In addition to deposits, the Company has access to the different wholesale funding markets. These markets include the brokered certificate of deposit market, listing service deposit market, and the federal funds market. The Bank is a member of the IntraFi Network, which allows banking customers to access FDIC insurance protection on deposits through the Bank, which exceed FDIC insurance limits. The Bank has one-way authority with IntraFi for both their Certificate of Deposit Account Registry Service and Insured Cash Swap Service products, which provides the Bank the ability to access additional wholesale funding as needed. The Company also maintains secured lines of credit with the FRB and the FHLB for which the Bank can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces the Company’s reliance on any one source for funding.

Cash flow from amortizing or maturing assets also provides funding to meet the needs of depositors and borrowers.

The Company has established a formal liquidity contingency plan, which provides guidelines for liquidity management. For the Company’s liquidity management program, the Company first determines current liquidity position and then forecasts liquidity based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. The Company then stresses its liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. Management believes that it has sufficient resources to meet its liquidity needs.

The Company had a credit line available of $177.1 million with the FHLB with an outstanding balance of $135 million, inclusive of a $20 million letter of credit for use as pledging to the Commonwealth of Virginia for public deposits, as of December 31, 2020. The FHLB may provide a credit line up to 30% of the Bank’s asset value as of the prior quarter-end, subject to certain eligibility requirements and lending collateral, increasing this credit line to approximately $450 million. As of December 31, 2019, the outstanding balance of borrowings and commitments with the FHLB totaled $124.8 million.

The Company had four unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $38.0 million and $24.0 million at December 31, 2020 and December 31, 2019, respectively. These lines bear interest at the prevailing rate for such lines and are cancellable at any time by the correspondent banks. These lines were not drawn upon at December 31, 2020 or 2019.

Liquidity is essential to the Company’s business. The Company’s liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that the Company may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or the Company. The Company’s ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. Management monitor liquidity position daily through cash flow forecasting and regular testing against minimum policy ratios and it believes the Company’s level of liquidity and capital is adequate to conduct its business.

Capital. Capital adequacy is an important measure of financial stability and performance. the Company’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that considers the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, the Bank’s minimum capital ratios are as follows:  7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for total risk-based capital. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation. The Bank was considered “well capitalized” for regulatory purposes at December 31, 2020 and December 31, 2019.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to the CBLR. Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Company has not opted into the CBLR framework.

As noted above, regulatory capital levels for the Bank meet those established for "well capitalized" institutions. While the Bank is currently considered "well capitalized," it may from time to time find it necessary to access the capital markets to meet the Company’s growth objectives or capitalize on specific business opportunities.

The following table shows the minimum capital requirement and the capital position at December 31, 2020 and December 31, 2019 for the Bank.

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$109,219	13.10%	$87,574	10.50%	$83,404	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$70,893	8.50%	$66,723	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$58,383	7.00%	$54,213	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$98,751	8.34%	$76,934	4.00%	$59,180	5.00%

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$79,911	11.82%	$71,007	10.50%	$67,626	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$75,339	11.14%	$57,482	8.50%	$54,101	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$75,339	11.14%	$47,338	7.00%	$43,957	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$75,339	8.00%	$61,216	4.00%	$47,090	5.00%

(1)	Except with regard to the Bank’s Tier 1 to average assets (leverage) ratio, the minimum capital requirement includes the Basel III Capital Rules capital conservation buffer.

Off-Balance Sheet Activities

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers; the Bank generally holds collateral supporting these commitments. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. The maximum potential amount of future advances on standby letters of credit available through the Company at December 31, 2020 and 2019, totaled $6.1 million and $641 thousand, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate and income producing commercial properties. The approved commitments to extend credit that was available but unused at December 31, 2020 and 2019 totaled $126.0 million and $107.7 million, respectively.

Interest Rate Risk Management

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. The Company’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Bank maintains. The Company manages interest rate risk through an asset and liability committee (“ALCO”). ALCO is responsible for monitoring the Company’s interest rate risk in conjunction with liquidity and capital management.

The Company employs an independent consulting firm to model its interest rate sensitivity that uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Assumptions for modeling are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how management expects rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts, as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two-year period and include rapid rate changes of down 100 basis points to 200 basis points and up 100 basis points to 400 basis points. The results of these simulations are then compared to the base case.

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

The asset and liability repricing characteristics of Bay Banks’ assets and liabilities will have a significant impact on the Company’s future interest rate risk profile.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blue Ridge Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blue Ridge Bankshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 2020.

Charlotte, North Carolina

March 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Blue Ridge Bankshares, Inc. and Subsidiaries

Charlottesville, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Blue Ridge Bankshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Brown, Edwards & Company, L.L.P.

We have served as the Company’s auditor from 1988 through 2019.

Blacksburg, Virginia

April 14, 2020

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

(dollars in thousands except share and per share data)

	2020	2019
Assets
Cash and due from banks	$117,945	$60,026
Federal funds sold	775	480
Securities available for sale, at fair value	109,475	108,571
Securities held to maturity (fair value of $12,654 in 2019)	—	12,192
Restricted equity investments, at cost	11,173	8,134
Loans held for sale	178,598	55,646
Paycheck Protection Program loans, net of fees	288,533	—
Loans held for investment, net of deferred fees and costs	702,494	646,834
Less allowance for loan losses	(13,827)	(4,572)
Loans held for investment, net	688,667	642,262
Accrued interest receivable	5,428	2,590
Premises and equipment, net	14,831	13,651
Cash surrender value of life insurance	15,724	15,321
Goodwill	19,892	19,915
Other intangible assets	2,922	3,718
Right-of-use asset, net	5,328	6,620
Mortgage derivative asset	5,293	591
Mortgage servicing rights	7,084	—
Mortgage payments receivable	1,038	580
Mortgage brokerage receivable	8,516	1,128
Other assets	17,036	9,386
Total assets	$1,498,258	$960,811
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$333,051	$177,819
Interest-bearing	612,058	544,211
Total deposits	945,109	722,030
FHLB borrowings	115,000	124,800
FRB borrowings	281,650	—
Subordinated debentures, net of issuance costs	24,506	9,800
Other liabilities	23,793	11,844
Total liabilities	1,390,058	868,474
Commitments and contingencies (Note 24)
Stockholders’ Equity:
Common stock, no par value; 25,000,000 shares authorized; 5,718,621 and 5,658,585 shares issued and outstanding at December 31, 2020 and 2019, respectively	66,771	66,204
Additional paid-in capital	252	252
Retained earnings	40,688	25,428
Accumulated other comprehensive income	264	229
	107,975	92,113
Noncontrolling interest	225	224
Total stockholders’ equity	108,200	92,337
Total liabilities and stockholders’ equity	$1,498,258	$960,811

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Income

For the years ended December 31, 2020 and 2019

(dollars in thousands, except per share data)

	2020	2019
Interest income:
Interest and fees on loans	$51,559	$27,090
Interest on taxable securities	2,752	3,552
Interest on nontaxable securities	147	236
Interest on federal funds sold	2	10
Total interest income	54,460	30,888
Interest expense:
Interest on deposits	6,246	6,209
Interest on subordinated debentures	1,265	709
Interest on other borrowings	2,439	2,602
Total interest expense	9,950	9,520
Net interest income	44,510	21,368
Provision for loan losses	10,450	1,742
Net interest income after provision for loan losses	34,060	19,626
Non-interest income:
Service charges on deposit accounts	905	651
Residential mortgage banking income, net	44,460	14,433
Mortgage servicing rights	7,084	—
Gain on sale of guaranteed USDA loans	880	298
Income from investment in life insurance contracts	390	936
Payroll processing income	974	980
Bank and purchase card revenue	1,297	572
Other income	834	926
Total non-interest income	56,824	18,796
Non-interest expenses:
Salaries and employee benefits	45,418	19,328
Occupancy and equipment expense	3,551	2,538
Data processing fees	2,683	1,902
Legal, issuer, and regulatory filing fees	2,687	1,778
Advertising expense	776	810
Debit card expenses	583	363
Communications expense	721	441
Audit and accounting fees	436	258
FDIC insurance expense	749	420
Other contractual services	1,408	382
Other taxes and assessments	1,013	661
Other operating	8,362	3,964
Total non-interest expenses	68,387	32,845
Income before income tax	22,497	5,577
Income tax expense	4,800	973
Net income	$17,697	$4,604
Net Income attributable to noncontrolling interest	(1)	(24)
Net Income attributable to Blue Ridge Bankshares, Inc.	$17,696	$4,580
Net Income available to common stockholders	$17,696	$4,580
Basic earnings per common share	$3.11	$1.10
Diluted earnings per common share	$3.11	$1.10

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020 and 2019

(dollars in thousands)

	2020	2019
Net income	$17,697	$4,604
Other comprehensive income:
Gross unrealized gains (losses) on securities arising during the period	491	1,767
Adjustment for income tax expense	(103)	(370)
	388	1,397

Transfer of held-to-maturity securities to available-for-sale	538	—
Adjustment for income tax expense	(113)	—
	425	—

Unrealized gains (losses) on interest rate swaps	(774)	(245)
Adjustment for income tax benefit	163	51
	(611)	(194)
Less:
Reclassifications adjustment for gains included in net income	(211)	(451)
Adjustment for income tax expense	44	95
	(167)	(356)
Other comprehensive income, net of tax	35	847
Comprehensive income	$17,732	$5,451
Comprehensive income attributable to noncontrolling interest	(1)	(24)
Comprehensive income attributable to Blue Ridge Bankshares, Inc.	$17,731	$5,427

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2020 and 2019

(dollars in thousands except per share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2018	2,792,885	$16,453	$252	$23,321	$(618)	$213	$39,621
Net income	—	—	—	4,580	—	24	4,604
Other comprehensive income	—	—	—	—	847	—	847
Noncontrolling interest capital distributions	—	—	—	—	—	(13)	(13)
Dividends on common stock ($0.57 per share)	—	—	—	(2,473)	—	—	(2,473)
Issuance of common stock, net of capital raise expenses	1,536,731	22,119	—	—	—	—	22,119
Issuance of common stock in business combination	1,312,919	27,402	—	—	—	—	27,402
Issuance of restricted stock awards, net of forfeitures	16,050	230	—	—	—	—	230
Balance, December 31, 2019	5,658,585	$66,204	$252	$25,428	$229	$224	$92,337
Net income	—	—	—	17,696	—	1	17,697
Other comprehensive income	—	—	—	—	35	—	35
Dividends on common stock ($0.4275 per share)	—	—	—	(2,436)	—	—	(2,436)
Issuance of restricted stock awards, net of forfeitures	60,036	567	—	—	—	—	567
Balance, December 31, 2020	5,718,621	$66,771	$252	$40,688	$264	$225	$108,200

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

(dollars in thousands)

	2020	2019
Cash flows from operating activities:
Net income	$17,697	$4,604
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	951	539
Deferred income taxes	(1,680)	(85)
Provision for loan losses	10,450	1,742
Proceeds from sale of loans held for sale	1,099,378	347,203
Loans held for sale, originated	(1,180,190)	(363,228)
Gain on sale of loans held for sale, originated	(42,140)	(10,387)
Gain on sale of securities	(211)	(451)
Loss (gain) on disposal of premises and equipment	160	(1)
Loss on sale of other real estate owned	—	43
Investment amortization expense, net	1,138	624
Amortization of subordinated debt issuance costs	55	33
Amortization of other intangibles	796	455
Earnings on life insurance	(390)	(936)
Increase in other assets	(26,303)	(9,209)
Increase in accrued expenses	11,949	8,471
Net cash used in operating activities	(108,340)	(20,583)
Cash flows used in investing activities:
Net (increase) decrease in federal funds sold	(295)	66
Purchase of securities available for sale	(44,164)	(70,737)
Proceeds from calls, maturities, sales, paydowns and maturities of securities available for sale	53,595	44,397
Proceeds from calls, maturities, sales, paydowns and maturities of securities held to maturity	1,212	3,280
Purchase of insurance policies	—	(600)
Redemption of insurance policies	—	1,058
Net change in restricted equity securities	(3,039)	(2,692)
Net increase in loans held for investment	(345,388)	(59,743)
Purchase of premises and equipment	(3,010)	(1,127)
Increase in goodwill	—	(613)
Proceeds from sale of premises and equipment	719	13
Capital calls of SBIC funds and other investments	(609)	(1,177)
VCB acquisition, net of cash acquired	—	(6,967)
Nonincome distributions from limited liability companies	94	160
Net cash used in investing activities	(340,885)	(94,682)
Cash flows from financing activities:
Net increase in deposits	223,079	88,932
Common stock dividends paid	(2,436)	(2,473)
Federal Home Loan Bank advances	676,900	395,000
Federal Home Loan Bank repayments	(686,700)	(343,300)
Federal Reserve advances	363,682	—
Federal Reserve repayments	(82,032)	—
Issuance of common stock	—	22,119
Issuance of subordinated debt	15,000	—
Payment of subordinated debt issuance costs	(349)	—
Noncontrolling interest distributions	—	(13)
Net cash provided by financing activities	507,144	160,265
Net increase in cash and due from banks	57,919	45,000
Cash and due from banks at beginning of period	60,026	15,026
Cash and due from banks at end of period	$117,945	$60,026
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$10,030	$9,090
Income taxes	$2,000	$1,020
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$1,029	$1,767
Transfer of held to maturity securities to available for sale	$10,980	$—
Issuance of restricted stock awards, net of forfeitures	$567	$230
Initial right-of-use asset – operating leases	$—	$7,763
Initial lease liability – operating leases	$—	$6,742
Assets acquired in acquisition	$—	$246,832
Liabilities assumed in acquisition	$—	$219,369
Change in goodwill	$23	$—

See accompanying notes to consolidated financial statements.

Note 1. Organization

Blue Ridge Bankshares, Inc. (the "Company"), a Virginia corporation, was formed in 1988 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Charlottesville, Virginia. The Company conducts its business activities primarily through the branch offices of its wholly-owned subsidiary bank, Blue Ridge Bank, National Association (the "Bank"). The Company exists primarily for the purposes of holding the stock of its subsidiary, the Bank.

The Bank operates under a national charter and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”).  Consequently, it undergoes periodic examinations by this regulatory authority.

Note 2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry.

(a)    Principles of Consolidation

The accompanying audited consolidated financial statements of the Company include the accounts of Blue Ridge Bank, N.A. (the “Bank”), PVB Properties, LLC, and MoneyWise Payroll Solutions, Inc. (net of noncontrolling interest) and were prepared in accordance with GAAP.  All material intercompany balances and transactions have been eliminated in consolidation.

(b)   Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairment, mortgage servicing rights, and the valuation of derivative and hedging instruments.

(c)   Accounting for Business Combinations

Business combinations are accounted for under the purchase method. The purchase method requires that the assets acquired and liabilities assumed be recorded based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed, including identifiable intangibles, is recorded as goodwill.

(d)  Cash and due from banks and federal funds sold

For purposes of the consolidated statements of cash flows and balance sheets, cash and due from banks include cash on hand and amounts due from banks, including short-term investments with original maturities of less than 90 days.

Federal funds sold represents excess bank reserves lent (generally on an overnight basis) to other financial institutions in the federal funds market. Federal funds sold are separately disclosed within the consolidated balance sheets.

(e)  Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale are intended to be used as part of the Company’s asset and liability management strategy and may be sold in response to liquidity needs, changes in interest rates, prepayment risk, or other similar factors.  Securities reclassified from one category to another are transferred at fair value.

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

(f)     Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The agreed upon sales price is considered fair value as all of these loans are under agreements to sell to investors at the time of origination. This amount is generally the loan’s principal amount. Changes in fair value are recognized in residential mortgage banking income on the consolidated statements of income. The Company participates in a “mandatory” delivery program for its government guaranteed and conventional mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a to-be-announced (“TBA”) mortgage-backed security bearing similar attributes. Under the mandatory delivery program, the Bank commits to deliver loans to an investor at an agreed upon price after the close of such loans. This differs from a “best efforts” delivery, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked.

Loans held for sale also includes $30.4 million and $18.1 million as of December 31, 2020 and 2019, respectively, to a third-party financial institution to fund mortgage originations, that are sold in the secondary market. The Bank reviews loan documentation for each specific mortgage prior to funding to ensure it conforms to the terms of the agreement. The mortgages funded through this program must have already obtained a purchase commitment (takeout) from another financial institution as part of the conditions of the Bank’s funding.

(g)    Loans and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, and net of any deferred fees and origination costs. Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yield using the payment terms required by the loan contract.

During 2019, as a result of the Company's acquisition of Virginia Community Bankshares, Inc. (“VCB”), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans). The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification Topic (“ASC”) 310-30 or ASC 310-20.

Purchased credit-impaired (“PCI”) loans, which were the non-performing loans acquired in the Company's acquisition of VCB, were acquired at a discount that is due, in part, to credit quality and are accounted for under ASC 310-30. These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment to any previously recognized allowance for loan loss for that pool of loans and then through an increase in the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflects only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

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

Non-performing assets include nonaccrual loans, loans past due 90 days or more, and other real estate owned (“OREO”).

The Company maintains the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends, and specific conditions of the individual borrowers. As a part of the analysis, the Company uses comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends, and conditions and concentrations of credit, competition, and loan review results to support estimates.

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

Loans considered to be troubled debt restructurings ("TDRs") are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or nonaccruing status. Nonaccruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring, if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and if they meet certain performance criteria.

Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), banks have the option to temporarily suspend certain requirements of GAAP related to TDRs for a limited period of time if certain conditions are met. All loan modifications made by the Company were made on a good faith basis to borrowers who met the requirements for modifications under the CARES Act. As a result of regulatory and accounting guidance regarding such modifications, the loans are not designated as TDRs, as of December 31, 2020.

(h)    Premises and Equipment

Land is carried at cost. Premises, furniture, equipment, and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation of premises, furniture and equipment is computed using the straight-line method over estimated useful lives from three to forty years.

Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term. Purchased computer software, which is capitalized, is amortized over estimated useful lives of one to three years. Rent expense on operating leases is recorded using the straight-line method over the appropriate lease term.

(i)   Goodwill and Intangible Assets

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value with its carrying amount. Impairment is indicated when the carrying amount of a reporting unit exceeds its estimated fair value.

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs the annual impairment test annually during the fourth quarter. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Intangible assets with definite useful lives are amortized over their estimated useful lives and tested for impairment if events and circumstances exist that might indicate impairment may have occurred.

No impairment was recorded for 2020 and 2019.

(j)    Mortgage Servicing Rights (“MSR”) Assets

MSR assets represent a contractual agreement where the rights to service an existing mortgage are sold by the original lender to another party who specializes in the various functions of servicing mortgages. MSR assets can also result from the retention of servicing when an originated loan is sold in the secondary market. Per ASC 860-50, Transfers and Servicing, MSR assets are initially recognized at fair value and subsequently accounted for using either the amortization method or the fair value measurement method. The Company has elected to subsequently account for its MSR assets using the amortization method, which requires that the servicing asset be amortized in proportion to and over the period of estimated net servicing income. ASC 860-50 also requires that MSR assets accounted for using the amortization method are evaluated for impairment each reporting period and reported at the lower of amortized cost or fair market value. MSR income and assets are reported on the Company’s consolidated statements of income and consolidated balance sheets, respectively.

(k)   Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale. At the time of acquisition, these properties are recorded at fair value less estimated selling costs, with any write down charged to the allowance for loan losses and any gain on foreclosure recorded in the allowance up to the amount previously changed off, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at the lower of cost or fair value, less estimated selling costs. Adjustments are made for subsequent declines in the fair value of the assets, less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the period of the transaction.

(l)   Cash Surrender Value of Life Insurance

The Company has purchased life insurance policies on certain key employees. The cash surrender value of life insurance is recorded at the amount that can be realized under the insurance contract at the balance date, which is the cash surrender value. The increase in the cash surrender value over time is recorded as other non-interest income. The Company monitors the financial strength and condition of the counterparty.

(m)   Small Business Investment Company (“SBIC”) Fund Income

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

(n)  Income Taxes

Income taxes are accounted for using the balance sheet method in accordance with ASC 740, Accounting for Income Taxes. Per ASC 740, the objective is to recognize (a) the amount of taxes payable or refundable for the current year, and (b) defer tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or federal income tax returns. A net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book (i.e., financial statement) and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Temporary differences are reversed in the period in which an amount or amounts become taxable or deductible.

When the Company’s federal tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

(o)  Earnings Per Share

Accounting guidance specifies the computation, presentation, and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities, or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The Company had no dilutive common shares outstanding for the years ended December 31, 2020 and 2019.

(p)   Financial Instruments

The Bank has entered into commitments to extend credit in the ordinary course of business. Such financial instruments are recorded in the Company’s consolidated financial statements when funded.

(q)   Reclassified Amounts

Certain amounts have been reclassified from prior year financial statements to ensure consistent presentation with current year amounts. These reclassifications are for presentation purposes and have no impact on overall financial information.

(r)   Derivatives

Derivatives are recognized as assets and liabilities on the Company’s consolidated balance sheets and measured at fair value. The Company’s derivatives consist of forward sales of to-be-announced mortgage-backed securities and interest rate lock commitments. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the consolidated balance sheets. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings.

During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Bank enters into positions of forward month mortgage-backed securities (“MBS”) to be announced (“TBA”) contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis. The Company enters into TBA contracts in order to control interest rate risk during the period between the rate lock commitment and mandatory sale of the mortgage loan. Both the rate lock commitment and the TBA contract are considered derivatives. A mortgage loan sold on a best efforts basis is locked into a forward sales contract with a counterparty on the same day as the rate lock commitment to control interest rate risk during the period between the commitment and the sale of the mortgage loan. Both the rate lock commitment and the forward sales contract are considered derivatives.

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of MBS by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or will be funded. Certain risks arise from the forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. Additional risks inherent in mandatory delivery programs include the risk that, if the Company does not close the loans subject to rate lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement.

The Company enters into interest rate swap agreements (‘‘swap agreements’’) to facilitate the risk management strategies to accommodate the needs of its banking customers. The Company mitigates the interest rate risk entering into these swap agreements by entering into equal and offsetting swap agreements with a highly rated third-party financial institution. This back-to-back swap agreement is a free-standing derivative and is recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities).

The Company has entered into various cash flow hedges as defined by ASC 815-20. The objective of these interest rate swaps was to hedge against the risk of variability in its cash flows attributable to changes in the 3-month LIBOR benchmark rate component of forecasted 3-month fixed rate funding advances from the Federal Home Loan Bank. The hedging objective was to reduce the interest rate risk associated with the Company’s fixed rate advances from the designation date and going through the maturity date. These cash flow hedges are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities).

(s)  Recent Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. As a “smaller reporting company” under Securities and Exchange Commission (“SEC”) rules, the Company will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has formed a cross-functional working group to assess and implement the requirements of ASU 2016-13 by the adoption date.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as purchased credit-deteriorated (“PCD”) assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in ASC 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe the adoption of ASU 2019-12 will have a significant effect on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments–Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)–Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU is based on a consensus of the Emerging Issues Task Force of the FASB and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years. The Company does not believe the adoption of ASU 2019-12 will have a significant effect on its consolidated financial statements.

Note 3. Business Combinations

On December 15, 2019, the Company completed the acquisition of VCB and its subsidiary Virginia Community Bank, pursuant to the terms of the Agreement and Plan of Reorganization, dated May 13, 2019, between the Company and VCB. Under the agreement, VCB’s shareholders had the right to receive, at the holder’s election, either $58.00 per share in cash or 3.05 shares of the Company’s common stock, subject to the allocation and proration procedures set forth in the agreement, plus cash in lieu of fractional shares.

A summary of the assets received and liabilities assumed and related adjustments is as follows:

	As Recorded by Virginia Community Bankshares, Inc.	Adjustments		As Recorded by Blue Ridge Bankshares, Inc.
Assets
Cash and due from banks	$9,679	$—		$9,679
Investment securities available-for-sale	43,419	(470)	(1)	42,949
Restricted equity securities	303	—		303
Loans	173,872	(876)	(2)	172,996
Premises and equipment	6,436	3,296	(3)	9,732
Other real estate owned	87	(87)	(4)	—
Accrued interest receivable	864	—		864
Core deposit intangible	—	1,690	(5)	1,690
Other assets	8,069	550	(6)	8,619
Total assets acquired	$242,729	$4,103		246,832
Liabilities
Deposits	217,953	119	(7)	218,072
Other liabilities	1,297	—		1,297
Total liabilities assumed	$219,250	$119		219,369
Net assets acquired				27,463
Total consideration paid				44,048
Goodwill				$16,585

Explanation of adjustments:

(1)Adjustment to reflect estimated fair value of securities portfolio.

(2)Adjustment to reflect estimated fair value of loans of $2,295, and elimination of VCB’s allowance for loan and lease losses of $1,419.

(3)Adjustment to reflect estimated fair value of furniture, fixtures, and equipment.

(4)Adjustment to reflect estimated fair value of OREO.

(5)Adjustment to reflect recording of core deposit intangible.

(6)Adjustment to reflect estimated fair value of other assets and the recording of deferred taxes related to acquisition.

(7)Adjustment to reflect estimated fair value of deposits.

The change from December 31, 2019 to December 31, 2020 in goodwill from the VCB acquisition was due to an adjustment to the fair value of a loan after the end of 2019.

A summary of the consideration paid is as follows:

(Dollars in thousands)
Common stock issued (1,312,919 shares)	$27,402
Cash payments to common shareholders	16,646
Total consideration paid	$44,048

Below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the acquisition.

Cash due from banks. The carrying amount of cash due from banks was used as a reasonable estimate of fair value.

Investment securities available-for-sale. The estimated fair value of investment securities available-for-sale was based on proceeds received from sale of securities immediately after consummation of acquisition and quoted prices for those securities that remained in the portfolio.

Restricted equity securities. The carrying amount of restricted equity securities was used as a reasonable estimate of fair value. These investments are carried at cost as no active trading market exists.

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

For loans that were identified as performing, the fair values were determined using a discounted cash flow analysis (the "income approach"). Performing loans were segmented into pools based on loan type (commercial real estate, commercial and industrial, commercial construction, consumer residential, and consumer nonresidential), and further segmented based on payment structure (fully amortizing, non-fully amortizing balloon, or interest only), rate type (fixed versus variable), and remaining maturity. The estimated cash flows expected to be collected for each loan was determined using a valuation model that included the following key assumptions: prepayment speeds, expected credit loss rates, and discount rates. Prepayment speeds were influenced by many factors including, but not limited to, current yields, historic rate trends, payment types, interest rate type, and the duration of the individual loan. Expected credit loss rates were based on recent and historical default and loss rates observed for loans with similar characteristics, and further influenced by a credit review by management and a third-party consultant on a selection of loans within the acquired portfolio. The discount rates used were based on rates market participants may charge for cash flows with similar risk characteristics at the acquisition date. These assumptions were developed based on management discussions and third-party professional experience.

For loans that were identified as PCI, either the above income approach was used or the asset approach was used. The income approach was used for PCI loans where there was an expectation that the borrower would more likely than not continue to pay based on the current terms of the loan contract. Management used the asset approach for all non-accrual loans to reflect market participant assumptions. Under the asset approach, the fair value of each loan was determined based on the estimated fair values of the underlying collateral, less costs to sell.

The methods used to estimate the Level 3 fair values of loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

The difference between the fair value and the expected cash flows from acquired loans is accreted to interest income over the remaining term of the loans in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Premises and equipment. The land and buildings acquired were recorded at fair value as determined by current appraisals and tax assessments at acquisition date.

Other real estate owned. OREO was recorded at fair value based on an existing purchase contract.

Core deposit intangible. Core deposit intangibles ("CDI") are measures of the value of non-interest bearing checking, savings, interest-bearing checking, and money market deposits that are acquired in a business combination, excluding certificates of deposit with balances over $250,000 and high yielding interest-bearing deposit accounts, which the Company determines customer related intangible assets as non-existent. The fair value of the CDI stemming from any business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative funding source. The CDI is being amortized over an estimated useful life of 10 years to approximate the existing deposit relationships acquired.

Deposits. The fair values of deposit liabilities with no stated maturity (non-interest bearing checking, savings, interest-bearing checking, and money market deposits) are equal to the carrying amounts payable on demand. The fair values of the certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered by market participants on deposits with similar characteristics and remaining maturities.

The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to closing date fair values becomes available.

Note 4. Investment Securities and Other Investments

Investment securities available for sale are carried in the consolidated balance sheets at their fair value and investment securities held to maturity are carried in the consolidated balance sheets at their amortized cost. The amortized cost and fair values of investment securities at December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$14,069	$258	$68	$14,259
U.S. Treasury and agencies	2,500	—	91	2,409
Mortgage backed securities	72,337	696	398	72,635
Corporate bonds	19,755	469	52	20,172
Total investment securities	$108,661	$1,423	$609	$109,475

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and agencies	$2,500	$—	$51	$2,449
Mortgage backed securities	94,983	654	152	95,485
Corporate bonds	10,554	87	4	10,637
	$108,037	$741	$207	$108,571
Held to maturity
State and municipal	$12,192	$464	$2	$12,654
Total investment securities	$120,229	$1,205	$209	$121,225

The Company had no securities pledged with the Federal Reserve Bank of Richmond (“FRB”) for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, securities with a market value of $12.5 million and $12.0 million, respectively, were pledged to secure public deposits with the Treasury Board of the Commonwealth of Virginia.

At December 31, 2020 and 2019, securities with a market value of $29.4 million and $55.7 million, respectively, were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”).

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$3,111	$(68)	$—	$—	$3,111	$(68)
U.S. Treasury and agencies	2,410	(91)	—	—	2,410	(91)
Mortgage backed securities	20,545	(65)	8,592	(333)	29,137	(398)
Corporate bonds	3,242	(7)	1,955	(45)	5,197	(52)
Total	$29,308	$(231)	$10,547	$(378)	$39,855	$(609)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$333	$(2)	$—	$—	$333	$(2)
U.S. Treasury and agencies	—	—	1,949	(51)	1,949	(51)
Mortgage backed securities	27,901	(82)	5,348	(70)	33,249	(152)
Corporate bonds	—	—	896	(4)	896	(4)
Total	$28,234	$(84)	$8,193	$(125)	$36,427	$(209)

The amortized cost and fair value of securities at December 31, 2020, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,427	$930
Due after one year through five years	6,305	6,963
Due after five years through ten years	32,003	34,057
Due after ten years	66,926	67,525
Total	$108,661	$109,475

Proceeds from sales, calls, and maturities of available-for-sale securities during 2020 and 2019 were $53.6 million and $44.4 million, resulting in a gain of $211 thousand and $451 thousand, respectively.

Held-to-maturity securities with book values of $1.2 million and $3.3 million, were either called or matured during 2020 and 2019, respectively, resulting in no  gain or loss for either year. During 2020, $11 million of held-to-maturity securities were transferred to available-for-sale, as management’s intent changed with respect to the securities in light of potential liquidity needs.

Restricted equity investments consisted of stock in the FHLB (carrying basis $5.8 million and $6.0 million at December 31, 2020 and 2019, respectively), FRB stock (carrying basis of $2.2 million and $963 thousand at December 31, 2020 and 2019, respectively), the Company’s correspondent bank’s stock (carrying basis of $248 thousand at December 31, 2020 and 2019, respectively), and various other investments (carrying basis $3.0 million and $911 thousand at December 31, 2020 and 2019, respectively) for total restricted investments of $11.2 million and $8.1 million at December 31, 2020 and 2019, respectively.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. No declines were deemed to be other-than-temporary as of December 31, 2020.

Note 5. Loans and Allowance for Loan Losses

Loans held for investment at December 31, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Commercial and industrial	$93,286	$77,728
Paycheck Protection Program	292,068	—
Real estate – construction, commercial	54,702	38,039
Real estate – construction, residential	18,040	26,778
Real estate – mortgage, commercial	273,499	251,824
Real estate – mortgage, residential	213,404	208,494
Real estate – mortgage, farmland	3,615	5,507
Consumer loans	46,684	39,202
Gross loans	995,298	647,572
Less: Unearned income and deferred costs	(4,271)	(738)
Total	$991,027	$646,834

Beginning in April 2020, the Company has participated in the Paycheck Protection Program (“PPP”) under the CARES Act. Through the PPP, which is administered by the Small Business Administration (SBA), the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses. PPP loans have a two-year term if originated prior to June 5, 2020 or a five-year term if originated on or subsequent to June 5, 2020 and earn an annual interest rate of 1%. Banks originating PPP loans earned a processing fee of 1%, 3%, or 5% of the loan amount, depending on the size of the loan. The Company originated approximately $363.4 million in PPP loans throughout 2020 and approximately $71.3 million were forgiven or paid back by the borrower before year end. The Company believes the majority of these loans will be forgiven, in accordance with the terms of the program, and will be paid in full pursuant to the U.S. government guarantee. As of December 31, 2020, the Company’s PPP loan balances were $292.1 million, and the Company had received $11.5 million of processing fees, net of agent fees, and the Company recorded $2.4 million of interest income from PPP loans for originating approximately 2,400 loans. The Company is accounting for the PPP processing fees in accordance with ASC 310-20, Receivable-Nonrefundable Fees and Other Costs, which requires fees, net of costs, to be deferred and amortized as a component of loan yield over the contractual life of the loans; however, a shorter period is allowed if prepayments are probable and the timing and amount of prepayments can be reasonably estimated. The Company has recognized PPP fees, net, over a period that is less than the contractual period of the loans, as it believes the PPP loans will be forgiven by the end of second quarter of 2021. Of the $11.5 million of processing fees received in 2020, approximately $7.9 million has been recognized as interest income in 2020.

From the onset of the global COVID-19 pandemic, the Company has proactively addressed the needs of its commercial and individual borrowers by modifying loans allowing for the short-term deferral of principal payments or of principal and interest payments. Pursuant to the CARES Act, banks have the option to temporarily suspend certain requirements of GAAP related to TDR for a limited period of time if certain conditions are met. All loan modifications made by the Company were made on a good faith basis to borrowers who met the requirements for modifications under the CARES Act. As a result of regulatory and accounting guidance regarding such modifications, the loans are not designated as TDRs, as of December 31, 2020.  In response to COVID-19 during 2020, the Company approved over 550 loan deferrals for a total of $110.6 million. A majority of these loans were back on normal payment schedules at December 31, 2020 with the exception of 8 loans totaling $6.3 million.

The Company is closely monitoring the past due loan portfolio, and proactively staying in touch with borrowers, especially as it relates to certain high-risk industries impacted by COVID-19 as outlined below.

(Dollars in thousands)	Number of Borrowers	12/31/2020
Industry by NAICS Code
Hotels and motels	15	$34,617
Bed and breakfasts	5	2,739
All other traveler accommodations	5	4,392
Full-service restaurants	15	4,202
Limited-service restaurants	12	4,737
Religious organizations	36	7,080
	88	$57,767

The Company has pledged loans held for investment as collateral for borrowings with the FHLB totaling $213.3 million and $146.1 million as of December 31, 2020 and December 31, 2019, respectively. Additionally, PPP loans in the amount of $281.6 million were pledged as collateral for the FRB Paycheck Protection Program Liquidity Facility (the “PPPLF”) at December 31, 2020.

During 2019, as a result of the Company’s acquisition of VCB, the acquired loan portfolio was initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of these acquired loans included in the consolidated balance sheets as of December 31, 2020 and 2019 was as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
PCI loans evaluated individually for future credit losses
Outstanding principal balance	$1,278	$1,504
Carrying amount	1,085	1,315
Other acquired VCB loans
Outstanding principal balance	97,301	172,279
Carrying amount	96,317	170,151
Total acquired VCB loans
Outstanding principal balance	98,579	173,783
Carrying amount	97,402	171,466

The following table presents changes for the year ended December 31, 2020 and 2019, respectively, in the accretable yield on the VCB PCI loans for which the Company applies ASC 310-30:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Balance, beginning of period	$188	$—
Accretable yield at acquisition date	—	190
Additions	(22)	—
Accretion	(56)	(3)
Other changes, net	84	1
Balance, end of period	$194	$188

Loans acquired in the 2016 River Bancorp, Inc. business combination had remaining balances of $12.6 million and $19.7 million as of December 31, 2020 and December 31, 2019, respectively. Acquired loans through acquisitions are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In estimating the fair value of loans acquired, certain factors were considered, including the remaining lives of the acquired loans, payment history, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and the net present value of cash flows expected. Accretable and nonaccretable discounts were immaterial. Of these balances recorded, three loan relationships were considered PCI loans. One of these relationships was resolved during 2018 and the Company recovered $200 thousand of the balance previously charged off. During the first quarter of 2019, another loan relationship was resolved, and the Company recovered $200 thousand of the balance previously charged-off. At December 31, 2020, the remaining PCI loans totaled $2.1 million with a specific impairment of $190 thousand. The following table presents the recorded investment in the River Bancorp, Inc. purchased loans as of December 31, 2020 and December 31, 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Commercial and industrial	$549	$1,272
Real estate - construction, commercial	—	1,397
Real estate - mortgage, commercial	4,545	6,844
Real estate - mortgage, residential	7,453	10,075
Consumer loans	58	99
	$12,605	$19,687

The following table presents the aging of the recorded investment of loans as of December 31, 2020 and December 31, 2019:

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$1,117	$—	$—	$1,310	$2,427	$90,859	$93,286
Paycheck Protection Program	—	—	—	—	—	292,068	292,068
Real estate – construction, commercial	—	—	—	—	—	54,702	54,702
Real estate – construction, residential	262	—	—	—	262	17,778	18,040
Real estate – mortgage, commercial	995	211	—	3,643	4,849	268,650	273,499
Real estate – mortgage, residential	1,062	—	46	916	2,024	211,380	213,404
Real estate - mortgage, farmland	—	—	—	—	—	3,615	3,615
Consumer loans	935	334	—	714	1,983	44,701	46,684
Less: Unearned income and deferred costs	—	—	—		—	(4,271)	(4,271)
	$4,371	$545	$46	$6,583	$11,545	$979,482	$991,027

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and industrial	$1,652	$—	$—	$441	$2,093	$75,635	$77,728
Real estate – construction, commercial	820	—	—	929	1,749	36,290	38,039
Real estate – construction, residential	241	—	—	—	241	26,537	26,778
Real estate – mortgage, commercial	3,194	—	—	1,931	5,125	246,699	251,824
Real estate – mortgage, residential	319	217	369	713	1,618	206,876	208,494
Real estate - mortgage, farmland	—	—	—	—	—	5,507	5,507
Consumer loans	894	408	—	776	2,078	37,124	39,202
Less: Unearned income and deferred costs	—	—	—	—	—	(738)	(738)
	$7,120	$625	$369	$4,790	$12,904	$633,930	$646,834

A summary of changes in the allowance for loans losses for the years ended December 31, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Allowance, beginning of period	$4,572	$3,580
Charge-Offs
Commercial and industrial	$(6)	$(43)
Real estate, mortgage	(505)	(4)
Consumer loans	(994)	(914)
Total charge-offs	(1,505)	(961)
Recoveries
Commercial and industrial	41	—
Real estate, mortgage	8	6
Consumer loans	261	205
Total recoveries	310	211
Net charge-offs	(1,195)	(750)
Provision for loan losses	10,450	1,742
Allowance, end of period	$13,827	$4,572

PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses for these loans as of December 31, 2020. In future periods, the Company may be required to establish an allowance for loan losses for these loans, if, for example, the U.S. government were to eliminate or reduce the guarantee on individual or groups of PPP loans, which would result in a provision for loan losses charged to earnings.

The following tables summarize the primary segments of the allowance of loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in thousands)	Commercial and Industrial	Real Estate - Construction Commercial	Real Estate - Construction Residential	Real Estate - Mortgage, Commercial	Real Estate - Mortgage, Residential	Real Estate - Mortgage, Farmland	Consumer Loans	Total
ALL Balance - December 31, 2019	$841	$220	$60	1,604	$510	$9	$1,328	$4,572
Charge-offs	(6)	—	—	(505)	—	—	(994)	(1,505)
Recoveries	41	—	—	—	8	—	261	310
Provision for loan losses	2,886	740	90	3,116	963	9	2,646	10,450
ALL Balance - December 31, 2020	$3,762	$960	$150	$4,215	$1,481	$18	$3,241	$13,827
Individually evaluated for impairment	144	—	—	—	—	—	—	144
Collectively evaluated for impairment	$3,618	$960	$150	$4,215	$1,481	$18	$3,241	$13,683

	December 31, 2019
(Dollars in thousands)	Commercial and Industrial	Real Estate- Construction Commercial	Real Estate- Construction Residential	Real Estate- Mortgage Commercial	Real Estate- Mortgage Residential	Real Estate – Mortgage, Farmland	Consumer Loans	Total
ALL Balance - December 31, 2018	$572	$112	$56	1,180	$434	$13	$1,213	$3,580
Charge-offs	(43)	—	—	(3)	(1)	—	(914)	(961)
Recoveries	—	—	—	—	6	—	205	211
Provision for loan losses	312	108	4	427	71	(4)	824	1,742
ALL Balance - December 31, 2019	$841	$220	$60	$1,604	$510	$9	$1,328	$4,572
Individually evaluated for impairment	143	—	—	98	—	—	—	241
Collectively evaluated for impairment	$698	$220	$60	$1,506	$510	$9	$1,328	$4,331

A summary of the loan portfolio individually and collectively evaluated for impairment at December 31, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2020
Commercial and industrial	$234	$93,052	$93,286
Real estate – construction, commercial	—	54,702	54,702
Real estate – construction, residential	—	18,040	18,040
Real estate – mortgage, commercial	1,645	271,854	273,499
Real estate – mortgage, residential	452	212,952	213,404
Real estate - mortgage, farmland	—	3,615	3,615
Consumer loans	—	46,684	46,684
Gross loans	2,331	700,899	703,230
Less: Unearned income and deferred costs	—	(4,271)	(4,271)
Total	$2,331	$696,628	$698,959

The table above excludes gross PPP loans of $292.1 million, which are fully guaranteed by the U.S. government and therefore have no recorded allowance for loan losses as of December 31, 2020.

(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2019
Commercial and industrial	$280	$77,448	$77,728
Real estate – construction, commercial	—	38,039	38,039
Real estate – construction, residential	—	26,778	26,778
Real estate – mortgage, commercial	733	251,091	251,824
Real estate – mortgage, residential	395	208,099	208,494
Real estate – mortgage, farmland	—	5,507	5,507
Consumer loans	—	39,202	39,202
Gross loans	1,408	646,164	647,572
Less: Unearned income and deferred costs	—	(738)	(738)
Total	$1,408	$645,426	$646,834

The following table presents information related to impaired loans, by segment, at the dates presented:

	December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, commercial	$1,645	$2,030	$—	$2,091	$4
Real estate – mortgage, residential	452	571	—	538	2
With an allowance recorded:
Commercial and industrial	234	234	144	362	—
	$2,331	$2,835	$144	$2,991	$6

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$395	$395	$—	$527	$7
With an allowance recorded:
Commercial and industrial	280	280	143	286	2
Real estate – mortgage, commercial	733	733	98	734	5
	$1,408	$1,408	$241	$1,547	$14

Impaired loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had two TDRs in the amount of $142 thousand and $144 thousand at December 31, 2020 and 2019, respectively. One loan was classified as a TDR due to a change in interest rate and payment terms and the other loan was classified as a TDR due to a change in payment terms.

The following table shows the Company’s loan portfolio by internal loan grade as of December 31, 2020 and December 31, 2019:

	December 31, 2020
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$844	$484	$23,828	$55,539	$7,251	$4	$5,336	$93,286
Paycheck Protection Program	292,068	—	—	—	—	—	—	292,068
Real estate – construction, commercial	—	2,143	19,524	26,324	5,916	218	577	54,702
Real estate – construction, residential	—	—	3,073	8,247	6,458	—	262	18,040
Real estate – mortgage, commercial	—	3,994	128,163	114,977	15,799	2,968	7,598	273,499
Real estate – mortgage residential	—	3,583	101,078	100,601	5,750	158	2,234	213,404
Real estate – mortgage, farmland	444	—	1,175	1,996	—	—	—	3,615
Consumer loans	324	36	17,062	28,033	521	1	707	46,684
Gross loans	$293,680	$10,240	$293,903	$335,717	$41,695	$3,349	$16,714	$995,298
Less: Unearned income and deferred costs								(4,271)
Total								$991,027

	December 31, 2019
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$1,509	$1,042	$35,180	$37,458	$568	$1,488	$483	$77,728
Real estate – construction, commercial	—	1,454	24,667	10,850	102	—	966	38,039
Real estate – construction, residential	—	139	9,355	14,331	2,953	—	—	26,778
Real estate – mortgage, commercial	—	4,971	118,488	114,598	9,273	1,935	2,559	251,824
Real estate – mortgage residential	—	4,611	100,665	98,116	3,470	130	1,502	208,494
Real estate – mortgage, farmland	1,467	134	1,736	2,170	—	—	—	5,507
Consumer loans	293	72	17,872	20,067	116	—	782	39,202
Gross loans	$3,269	$12,423	$307,963	$297,590	$16,482	$3,553	$6,292	$647,572
Less: Unearned income and deferred costs								(738)
Total								$646,834

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

Risk Grade 1 – Prime:  This grade is reserved for only the strongest of loans. These loans are to individuals or corporations that are well known to the Bank and are always secured with an almost guaranteed source of repayment such as a lien on a bank certificate of deposit or savings account. Character, credit history, and ability of individuals or company principals are excellent and unquestioned. Source of income and industry of borrower appears stable. High liquidity, minimum risk, good ratios, and low handling cost are present.

Risk Grade 2 – Desirable:  This grade is reserved for new loans that are within guidelines and where the borrowers have documented significant overall financial strength. A liquid financial statement is generally a financial statement with substantial liquid assets, particularly relative to the debts. These loans have excellent sources of repayment, with no significant identifiable risk of collection, and conform in all respects to policy, guidelines, underwriting standards, and federal and state regulations (no exceptions of any kind).

Risk Grade 3 – Good: This grade is reserved for loans which exhibit satisfactory credit risk. These loans have adequate sources of repayment, with little identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics: (1) conformity in all respects with policy, guidelines, underwriting standards, and federal and state regulations (no exceptions of any kind), (2) documented historical cash flow that meets or exceeds required minimum the Bank guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

Risk Grade 4 – Acceptable: This grade is given to satisfactory loans containing more risk than Risk Grade 3 loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics: (1) general conformity to the Bank's underwriting requirements, with limited exceptions to policy, product, or underwriting guidelines. All exceptions noted have documented mitigating factors that offset any additional risk associated with the exceptions noted, (2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

Risk Grade 5 – Pass/Watch:  This grade is for satisfactory loans containing acceptable but elevated risk. These loans are characterized by borrowers who have a marginal cash flow, marginal profitability, or have experienced an unprofitable year and declining financial condition. The borrower has in the past satisfactorily handled debts with the Bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. These loans require more diligent monitoring due to characteristics such as:  (1) additional exceptions to the Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk, (2) unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time, and (3) marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

Risk Grade 6 – Special Mention:  This grade is for loans that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Special mention credits typically exhibit underwriting guideline tolerances and/or exceptions with no mitigating factors, or emerging weaknesses that may or may not be cured as time passes.

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

Risk Grade 8 – Doubtful:  Loans classified doubtful have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are: (1) injection of capital, (2) alternative financing, (3) liquidation of assets or the pledging of additional collateral, and (4) the ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on nonaccrual status, and no definite repayment schedule exists. Doubtful is a temporary grade where a loss is expected, but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.

Risk Grade 9 – Loss:  Loans classified loss are considered uncollectable and of such little value that their  continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer charging off the worthless loan, even though partial recovery may be effected in the future. Probable loss portions of doubtful assets should be charged against the allowance for loan losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter-end.

There were no loans classified as doubtful or loss at December 31, 2020 and December 31, 2019.

Note 6. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Buildings and land	$13,925	$12,535
Construction in progress	—	443
Furniture, fixtures and equipment	3,945	3,411
Software	325	354
Total cost	18,195	16,743
Less: accumulated depreciation	(3,364)	(3,092)
Premises and equipment, net	$14,831	$13,651

Depreciation expense for 2020 and 2019 was $951 thousand and $539 thousand, respectively.

Note 7. Goodwill and Intangibles

The balance in goodwill is the result of a branch acquisition in 2011, the acquisition of River Bancorp, Inc. in 2016, the acquisition of a mortgage line of business in 2018, the 35% acquisition of Hammond Insurance Agency, Incorporated in 2019, and the acquisition of VCB in 2019. The purpose of these acquisitions was to expand the Company’s geographic service area by targeting attractive markets with potential to provide continued balance sheet growth and new opportunities for the Company. Management evaluates at least annually the recorded value of goodwill. The Company does not amortize goodwill, but instead evaluates it periodically for impairment. In the event the asset suffers a decline in value based on criteria established in governing accounting standards, an impairment will be recorded.

Information concerning goodwill by acquisition is as follows:

	December 31,
(Dollars in thousands)	2020	2019
Charlottesville Branch acquisition	$366	$366
River Bancorp, Inc. acquisition	1,728	1,728
Mortgage Business acquisition	600	600
Hammond Insurance Agency acquisition	613	613
Virginia Community Bankshares, Inc. acquisition	16,585	16,608
	$19,892	$19,915

The change from December 31, 2019 to December 31, 2020 in goodwill from the VCB acquisition was due to an adjustment to the fair value of a loan after the end of 2019.

Information concerning amortizable intangible assets is as follows:

December 31, 2020	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$2,776	$1,366	$1,410
Other amortizable intangibles	2,528	1,016	1,512

December 31, 2019
Core deposit intangibles	$2,776	$875	$1,901
Other amortizable intangibles	2,339	522	1,817

Intangible amortization expense is included in non-interest expense or interest and fees on loans depending on the intangible. For the years ended December 31, 2020 and 2019, intangible amortization expense totaled $984 thousand and $474 thousand, respectively.

Estimated amortization expense for the next five years and thereafter as of December 31, 2020 is as follows:

(Dollars in thousands)
2021	$759
2022	593
2023	394
2024	342
2025	293
Thereafter	541
Total	$2,922

Effective second quarter 2020, the Company began retaining servicing rights on mortgages originated and sold by its mortgage division to the secondary market. As of December 31, 2020, the Company was servicing approximately $846.5 million of sold loans. The Company records MSR assets initially at fair value and subsequently accounts for them under the amortization method and performs an impairment assessment each reporting period. Management determined no impairment existed on MSR assets as of December 31, 2020. For the year ended December 31, 2020, income of $7.1 million was recorded in the Company’s consolidated statements of income. As of December 31, 2020, the carrying value of MSR assets reported in the Company’s consolidated balance sheets totaled $7.1 million ($7.3 million fair value).

Note 8. Deposits

The aggregate amounts of certificates of deposit, with a minimum denomination of $250,000, were $95.7 million and $82.8 million at December 31, 2020 and 2019, respectively.

Time deposits include brokered deposits purchased through the Certificate of Deposit Account Registry Service (“CDARS”). The balance of these time deposits was $2.2 million at December 31, 2020 and 2019. The decision to utilize this funding depends on the Bank’s liquidity needs and the pricing of CDARS deposits compared to other potential funding sources.

At December 31, 2020, the scheduled maturities of time deposits for the next five years and thereafter were as follows:

(Dollars in thousands)
2021	$117,792
2022	57,642
2023	28,532
2024	40,541
2025	5,671
2026 and beyond	1,265
Total	$251,443

Brokered deposits totaled $31.7 million and $30.6 million at December 31, 2020 and 2019, respectively.  Additionally, deposits obtained through the certificate of deposit listing service totaled $14.8 million and $19.2 million at December 31, 2020 and 2019, respectively.

Note 9. Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by the Bank’s real estate loans and certain pledged securities. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The available line of credit totaled $177.1 million at December 31, 2020. The Bank had borrowings from the FHLB that totaled $115.0 million and $124.8 million at December 31, 2020 and 2019, respectively. The interest rate on the borrowings ranged from 0.22% to 0.25% depending on structure and maturity. The borrowings also required the Bank to own $5.8 million of FHLB stock, at December 31, 2020, which is included in restricted investments on the consolidated balance sheets.

The principal on FHLB borrowings matures as follows:

(Dollars in thousands)	Maturities
2021	$115,000

At December 31, 2020, 1-4 family residential loans held for investment with a lendable value of $49.9 million, multi-family residential loans with a lendable value of $10.0 million, commercial real estate loans with a lendable value of $65.7 million, 1-4 family residential loans held for sale with a lendable value of $23.2 million and securities with a lendable value of $28.3 million were pledged against the available line of credit with the FHLB. The Bank also has a letter of credit with the FHLB in the amount of $20.0 million for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia.

FRB Borrowings

In the second quarter of 2020, the Company began participating in the PPPLF, which allows banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed annual cost of 35 basis points, and receive favorable regulatory capital treatment. As of December 31, 2020, these FRB borrowings were comprised of 23 PPPLF advances, totaling $281.6 million with maturities ranging from 1.2 years to 4.5 years.

Other Borrowings

The Company has unsecured lines of credit with correspondent banks totaling $38.0 million at December 31, 2020 and $24.0 million at December 31, 2019, available for overnight borrowing. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. At December 31, 2020 and 2019, none of these lines of credit with correspondent banks were drawn upon.

Subordinated Notes

On May 28, 2020, the Company entered into a Subordinated Note Purchase Agreement with an institutional investor under which the Company issued a subordinated note with a principal amount of $15,000,000 (the “2020 Note”). The 2020 Note has a maturity date of June 1, 2030. The 2020 Note bears interest, payable on the 1st of June and December of each year, commencing December 1, 2020, at a fixed rate of 6.00% per year for the first five years, and thereafter will bear a floating interest rate of SOFR (as defined in the note) plus 587 basis points. The 2020 Note is not convertible into common stock or preferred stock and is not callable by the holder. The Company has the right to redeem the 2020 Note, in whole or in part, without premium or penalty, at any interest payment date on or after June 1, 2025 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of the 2020 Note may declare the principal amount of the 2020 Note to be due and immediately payable. The 2020 Note is an unsecured, subordinated obligation of the Company, ranks junior in right of payment to the Company’s existing and future senior indebtedness, and ranks pari passu with the 2015 Notes (discussed below). The 2020 Note qualifies as Tier 2 capital for regulatory reporting; though, Tier 2 capital treatment is reduced by 20% in each year subsequent to the first date of the redemption right. The aggregate carrying value of the 2020 Note, including capitalized, unamortized debt issuance costs, was $14.7 million at December 31, 2020. For the year ended December 31, 2020, the effective interest rate on the 2020 Note was 6.17%.

On November 20, 2015, the Company entered into a Subordinated Note Purchase Agreement with 14 institutional accredited investors under which the Company issued an aggregate of $10,000,000 of subordinated notes (the “2015 Notes”) to institutional accredited investors. The 2015 Notes have a maturity date of December 1, 2025. The 2015 Notes bear interest, payable on the 1st of June and December of each year, commencing June 1, 2016, at a fixed rate of 6.75% per year for the first five years, and thereafter will bear a floating interest rate of LIBOR plus 512.8 basis points. The 2015 Notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the 2015 Notes, in whole or in part, without premium or penalty, at any interest payment date on or after December 1, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a 2015 Note may declare the principal amount of the note to be due and immediately payable. The 2015 Notes are unsecured, subordinated obligations of the Company, rank junior in right of payment to the Company’s existing and future senior indebtedness, and rank pari passu with the 2020 Note. The 2015 Notes qualify as Tier 2 capital for regulatory reporting; though, Tier 2 capital treatment is reduced by 20% in each year subsequent to the first date of the redemption right. The aggregate carrying value of the 2015 Notes, including capitalized, unamortized debt issuance costs, was $9.8 million at both December 31, 2020 and 2019. For the twelve months ending December 31, 2020, the effective interest rate on the 2015 Notes was 6.86%. For the year ended December 31, 2019, the effective interest rate on the 2015 Notes was 6.89%.

Note 10. Derivative Financial Instruments and Hedging Activities

The Company enters into interest rate swap agreements (‘‘swap agreements’’) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the interest rate risk entering into these swap agreements by entering into equal and offsetting swap agreements with a highly rated third-party financial institution. This back-to-back swap agreement is a free-standing derivative and is recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of December 31, 2020 and 2019.

	December 31, 2020
	Notional Amount	Fair Value
(Dollars in thousands)
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,100	$339
Pay fixed/receive variable swaps	2,100	(339)

	December 31, 2019
	Notional Amount	Fair Value
(Dollars in thousands)
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,145	$185
Pay fixed/receive variable swaps	2,145	(185)

The Company entered into various cash flow hedges as defined by ASC 815-20 during 2020 and 2019. The objective of this interest rate swap was to hedge against the risk of variability in its cash flows attributable to changes in the 3-month LIBOR benchmark rate component of forecasted 3-month fixed rate funding advances from the FHLB. The hedging objective was to reduce the interest rate risk associated with the Company’s fixed rate advances from the designation date and going through the maturity date. The identified hedge layers are summarized as follows, (in thousands):

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$15,000	$15,000	July 1, 2019	July 1, 2022
$25,000	$25,000	August 2, 2019	February 2, 2023
$10,000	$10,000	August 29, 2019	August 29, 2023

Each layer has a variable receive leg of three-month LIBOR and a fixed pay leg of 1.80%.

At the time the hedges identified in the table above expire, new hedges will begin summarized as follows (in thousands):

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$15,000	$15,000	July 1, 2022	July 1, 2032
$25,000	$25,000	February 2, 2023	February 2, 2033
$10,000	$10,000	August 29, 2023	August 29, 2033

Each hedge layer identified in the table above has a variable receive leg of three-month LIBOR and a fixed pay leg ranging from 0.92% to 0.95%.

Beginning in 2020, the Company entered into three additional hedges summarized as follows (in thousands):

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$20,000	$20,000	March 13, 2020	March 13, 2030
$35,000	$35,000	May 6, 2020	May 6, 2027
$10,000	$10,000	May 29, 2020	May 29, 2027

Each hedge layer identified in the table above has a variable receive leg of 3-month LIBOR and a fixed pay leg ranging from 0.83% to 0.86%.

The Company has the intent and ability to fund the three-month rate advances during the term of these cash flow hedges. The Company had cash collateral with the counterparties of $6.0 million and $880 thousand within other assets on the consolidated balance sheet at December 31, 2020 and 2019, respectively.

The Bank also participates in a “mandatory” delivery program for its government guaranteed and conventional mortgage loans held for sale. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a to-be-announced mortgage-backed security bearing similar attributes. Under the mandatory delivery program, the Bank commits to deliver loans to an investor at an agreed upon price after the close of such loans. This differs from a “best efforts” delivery, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked. At December 31, 2020, the Bank had entered into $97.1 million of rate lock commitments with borrowers, net of expected fallout, and $154.3 million of closed loans inventory waiting for sale, which were hedged by $225 million in forward to-be-announced mortgage-backed securities sales. A mortgage derivative asset of $5.3 million and $591 thousand are included on the consolidated balance sheets at December 31, 2020 and 2019, respectively, and a mortgage derivative liability of $1.6 million and $2 thousand are included on the consolidated balance sheets at December 31, 2020 and 2019, respectively.

Note 11. Employee Benefit Plans

The Company has a 401(k) Profit Sharing Plan that covers eligible employees. Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Bank matches 100 percent of an employee’s contribution up to 5% of his or her deferral following one year of continuous service. Employees are 100% vested in the safe harbor match. The Company’s board of directors may make additional contributions at its discretion, which are on a six-year vesting schedule. For the years ended December 31, 2020 and 2019, total expenses attributable to this plan were $1.2 million and $700 thousand, respectively.

The Company has an Employee Stock Ownership Plan (“ESOP”) that covers eligible employees. Benefits in the plan vest over a five-year period. Contributions to the plan are made at the discretion of the board of directors and may include both the matching component to employees’ elective deferrals into the 401(k) plan and discretionary profit contributions. The ESOP held 104,058 and 79,800 total shares of Company common stock at December 31, 2020 and December 31, 2019, respectively. All shares issued to and held by the ESOP are considered outstanding in the computation of EPS. The ESOP or the Company is required to purchase shares from separated employees at the market price of the Company’s stock.

Note 12. Stock-Based Compensation

The Company has granted restricted stock awards to employees and directors under the Company’s 2017 Equity Incentive Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the vesting period. Non-cash compensation expense recognized in the consolidated statements of income related to restricted stock awards, net of estimated forfeitures, was $567 thousand and $230 thousand for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the Company had 127,286 restricted stock awards outstanding of which 28,219 shares were fully vested and 99,067 shares were unvested. The amount of unrecognized expense related to the future vesting of awards at December 31, 2020 was $1.8 million.

Note 13. Fair Value

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

Derivative financial instruments

Derivative instruments used to hedge residential mortgage loans held for sale and the related interest rate lock commitments include forward commitments to sell mortgage loans and are reported at fair value utilizing Level 2 inputs. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for rate lock commitments.

Cash flow hedges (“interest rate swaps”) are used to hedge against the risk of variability in cash flows attributable to changes in the 3-month LIBOR benchmark rate component of forecasted 3-month fixed rate funding advances from the FHLB. These cash flow hedges are recorded at fair value utilizing Level 2 inputs.

The following tables present the balances of financial assets measured at fair value on a recurring basis:

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$14,259	$—	$14,259	$—
U.S. Treasury and agencies	2,409	—	2,409	—
Mortgage backed securities	72,635	—	72,635	—
Corporate bonds	20,172	—	20,172	—
Total investment securities available for sale	$109,475	$—	$109,475	$—

Mortgage derivative asset	$5,293	$—	$5,293	$—
Mortgage derivative liability	$1,569	$—	$1,569	$—
Interest rate swap asset	$1,716	$—	$1,716	$—
Interest rate swap liability	$2,735	$—	$2,735	$—

	December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
U.S. Treasury and agencies	$2,449	$—	$2,449	$—
Mortgage backed securities	95,485	—	95,485	—
Corporate bonds	10,637	—	10,637	—
Total investment securities available for sale	$108,571	$—	$108,571	$—

Mortgage derivative asset	$591	$—	$591	$—
Mortgage derivative liability	$2	$—	$2	$—
Interest rate swap asset	$185	$—	$185	$—
Interest rate swap liability	$430	$—	$430	$—

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

Mortgage Servicing Rights

The Company began retaining servicing rights on mortgages originated and sold by its mortgage division to the secondary market beginning in second quarter 2020. The Company records MSR assets initially at fair value and subsequently accounts for them under the amortization method and performs an impairment assessment each reporting period. The amortization method requires that the MSR assets be recorded at the lower of cost or fair value. As of December 31, 2020, the amortized cost of MSR assets totaled $7.1 million compared to a fair value of $7.3 million.

The following table presents the change in MSR assets for the year ended December 31, 2020:

(Dollars in thousands)	MSRs
Balance, December 31, 2019	$—
Additions	7,539
Write-offs	(61)
Amortization	(391)
Impairments	(3)
Fair value adjustments	207
Balance, December 31, 2020 - Fair value	$7,291
Balance, December 31, 2020 - Amortized cost	$7,084

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of December 31, 2020, the Company was servicing approximately $846.5 million loans. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and utilizing assumed servicing costs and prepayment speeds. The weighted average net servicing fee income of the portfolio was 27.3 basis points as of December 31, 2020. Estimated base annual servicing costs were $75.00 to $90.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 15.81% as of December 31, 2020. A base discount rate of 10.00% to 13.00% (10.18% weighted average discount rate) was then applied to each pool’s projected future cash flows as of December 31, 2020. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral, if any, less estimated costs to sell, if the loan is collateral-dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable business’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate (i.e., loans held for sale). The agreed upon sales price is considered fair value as all of these loans are under agreements to sell to investors at the time of origination. This amount is generally the loan’s principal amount. Changes in fair value are recognized in residential mortgage banking income, net on the consolidated statements of income (Level 2).

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated:

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,187	$—	$—	$2,187
Loans held for sale	178,598	—	178,598	—

	December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$1,167	$—	$—	$1,167
Loans held for sale	55,646	—	55,646	—

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated:

(Dollars in thousands)	Balance as of December 31, 2020	Valuation Technique	Unobservable Input	Weighted Average
Impaired loans, net	$2,097	Discounted appraised value	Selling costs	10%
	90	Discounted cash flows	Discount rate	6%

(Dollars in thousands)	Balance as of December 31, 2019	Valuation Technique	Unobservable Input	Weighted Average
Impaired loans, net	$1,167	Discounted appraised value	Selling costs	10%

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity, or contracts that convey or impose on an entity that contractual right or obligation to either receive or deliver cash for another financial instrument. The information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. Subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.

The carrying values of cash and due from banks and federal funds sold are of such short duration that carrying value reasonably approximates fair value (Level 1).

The carrying values of accrued interest receivable and accrued interest payable are of such short duration that carrying value reasonably approximates fair value (Level 2).

The carrying value of restricted equity investments approximates fair value based on the redemption provisions of the issuer (Level 2).

As of December 31, 2020, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2019, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.  Loans held for investment are reported as Level 3.

There is no credit risk associated with PPP loans as they are fully guaranteed by the U.S. government. Further, the Company believes the PPP loans will be forgiven by end of second quarter of 2021, any fair value adjustment for potential interest rate change was considered inconsequential as of December 31, 2020. As a result, the carrying value of PPP loans reasonably approximates fair value (Level 3).

The carrying value of cash surrender value of life insurance reasonably approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information by insurance carriers.

The carrying value of noninterest-bearing deposits approximates fair value (Level 1). Interest-bearing deposits, other than certificates of deposits, are reported as Level 2 within “Interest-bearing deposits” in the tables that follow.  The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period. Time deposits are reported as Level 3 within “Interesting-bearing deposits” in the tables that follow.

The fair value of the FHLB borrowings is estimated by discounting the future cash flows using current interest rates offered for similar advances (Level 2).

The fair value of FRB borrowings is approximated by its carrying value as there is no comparable debt to PPPLF advances (Level 2).

The fair value of the Company’s subordinated notes is estimated by utilizing recent issuance rates for subordinated debt offerings of similar issuer size (Level 3).

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Borrowers with fixed rate obligations, however, are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments were as follows as of the dates presented:

		Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial Assets
Cash and due from banks	$117,945	$117,945	$—	$—	$117,945
Federal funds sold	775	775	—	—	775
Securities available for sale	109,475	—	109,475	—	109,475
Restricted equity investments	11,173	—	11,173	—	11,173
PPP loans receivable, net	288,533	—	—	288,533	288,533
Loans held for investment, net	688,667	—	—	690,007	690,007
Accrued interest receivable	5,428	—	5,428	—	5,428
Cash surrender value of life insurance	15,724	—	15,724	—	15,724
Financial Liabilities
Noninterest-bearing deposits	333,051	333,051	—	—	333,051
Interest-bearing deposits	612,058	—	360,615	257,647	618,262
FHLB borrowings	115,000	—	114,983	—	114,983
FRB borrowings	281,650	—	281,650	—	281,650
Subordinated debentures, net	24,506	—	—	25,830	25,830
Accrued interest payable	626	—	626	—	626

		Fair Value Measurements at December 31, 2019
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial Assets
Cash and due from banks	$60,026	$60,026	$—	$—	$60,026
Federal funds sold	480	480	—	—	480
Securities available for sale	108,571	—	108,571	—	108,571
Securities held to maturity	12,192	—	12,654	—	12,654
Restricted equity investments	8,143	—	8,143	—	8,143
Loans held for investment, net	642,262	—	—	643,878	643,878
Accrued interest receivable	2,590	—	2,590	—	2,590
Cash surrender value of life insurance	15,321	—	15,321	—	15,321
Financial Liabilities
Noninterest-bearing deposits	177,819	177,819	—	—	177,819
Interest-bearing deposits	544,211	—	364,986	168,736	533,722
FHLB borrowings	124,800	—	124,971	—	124,971
Subordinated debentures, net	9,800	—	—	9,874	9,874
Accrued interest payable	706	—	706	—	706

Note 14. Revenue from Contracts with Customers

A description of the Company’s significant sources of revenue accounted for under ASC 606 is as follows:

Service charges on deposit accounts are fees charged to deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which are earned based on specific transactions or customer activity within a customer’s deposit account, are recognized at the time the related transaction or activity occurs, as it is at this point when the customer’s request has been fulfilled. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the performance obligation was satisfied. Overdraft fees are recognized when the overdraft occurs. Service fees on deposit accounts are paid through a direct charge to the customer’s account.

Bank and purchase card revenue is comprised of interchange revenue and ATM fees. Interchange revenue is earned when bank debit and credit cardholders conduct transactions through VISA, MasterCard, and other payment networks. Interchange fees represent a percentage of the underlying cardholder’s transaction value and are generally recognized daily, concurrent with the transaction processing services provided to the cardholder. ATM fees are earned when a non-Bank cardholder uses a Bank ATM. ATM fees are recognized daily, as the related ATM transactions are settled.

Payroll processing income is comprised of fees charged to customers for payroll services through MoneyWise Payroll Solutions, Inc., of which the Bank owns a controlling interest. Income is recognized when the performance obligation has been met. The performance obligation is the delivery of payroll services, after which services are billed and revenue is recorded.

The following table illustrates total non-interest income segregated by revenues within the scope of ASC 606 and those which are within the scope of other ASC Topics:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Service fees on deposit accounts	$905	$651
Bank and purchase card revenue	1,297	572
Payroll processing income	974	980
Revenue from contracts with customers	3,176	2,203
Non-interest income within scope of other ASC topics	53,648	16,593
Total noninterest income	$56,824	$18,796

Contract balances occur when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company's non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.

Contract acquisition costs are those incurred to acquire a customer. In connection with the adoption of ASC 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer, if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient, which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the years ended December 31, 2020 or 2019.

Note 15. Leases

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2020
Lease liabilities	$5,506
Right-of-use assets, net	$5,328
Weighted average remaining lease term	5.7 years
Weighted average discount rate	2.79%

Lease liabilities are included within other liabilities on the consolidated balance sheets.

	Year Ended December 31,
Lease Cost (dollars in thousands)	2020	2019
Operating lease cost	$1,731	$1,523
Total lease cost	$1,731	$1,523
Cash paid for amounts included in the measurement of lease liabilities	$—	$1,441

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities for the periods stated is as follows:

(Dollars in thousands)	December 31, 2020
Twelve months ending December 31, 2021	$1,316
Twelve months ending December 31, 2022	1,114
Twelve months ending December 31, 2023	991
Twelve months ending December 31, 2024	655
Twelve months ending December 31, 2025	492
Thereafter	1,486
Total undiscounted cash flows	6,054
Discount	(548)
Lease liabilities	$5,506

Note 16. Minimum Regulatory Capital Requirements

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

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements phased-in over a multi-year schedule and fully phased-in at January 1, 2019. As a part of the requirements, a Common Equity Tier 1 Capital ratio is calculated and utilized in the assessment of capital for all institutions. The Company has made an election to not have the net unrealized gain or loss on available-for-sale securities included in computing regulatory capital. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased-in from 0.625% for 2016 to 2.50% by 2019. The capital conservation buffer for 2019 and beyond is 2.50%. Management believes as of December 31, 2020 and 2019, the Bank meets all capital adequacy requirement to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020 and 2019, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

In response to the COVID-19 pandemic, the CARES Act was passed into law on March 27, 2020. Among other things, the CARES Act directs federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal banking agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It established a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Company has not opted in to the CBLR framework.

The Bank continues to be subject to various capital requirements administered by banking agencies. Capital ratios for the Bank as of December 31, 2020 and 2019 are shown in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$109,219	13.10%	$87,574	10.50%	$83,404	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$70,893	8.50%	$66,723	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$58,383	7.00%	$54,213	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$98,751	8.34%	$76,934	4.00%	$59,180	5.00%

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$79,911	11.82%	$71,007	10.50%	$67,626	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$75,339	11.14%	$57,482	8.50%	$54,101	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$75,339	11.14%	$47,338	7.00%	$43,957	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$75,339	8.00%	$61,216	4.00%	$47,090	5.00%

(1)	Except with regard to the Bank’s Tier 1 to average assets (leverage) ratio, the minimum capital requirements includes the Basel III Capital Rules capital conservation buffer.

The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies. As of December 31, 2020, $29.8 million of retained earnings of the Bank was available to pay dividends to the Company.

Note 17. Related Party Transactions

During the years ended December 31, 2020 and 2019, officers, directors, and principal shareholders and their related interests were customers of and had transactions with the Bank. These transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. Loan transactions with such related parties are shown in the following schedule:

(Dollars in thousands)	2020	2019
Total loans, beginning of year	$14,168	$9,608
Advances	12,472	7,916
Curtailments	(12,683)	(3,356)
Total loans, end of year	$13,957	$14,168

The Bank held related party deposits of approximately $8.4 million and $9.5 million at December 31, 2020 and 2019, respectively.

Note 18. Earnings Per Share

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase earnings per common share. The Company had no dilutive common shares outstanding as of and for the years ended December 31, 2020 and 2019.

	For the years ended December 31,
(Dollars in thousands, except per share data)	2020	2019
Net income	$17,697	$4,604
Net income attributable to noncontrolling interest	(1)	(24)
Net income available to common shareholders	$17,696	$4,580
Weighted average common shares outstanding, basic	5,690,404	4,146,980
Effect of dilutive securities	—	—
Weighted average common shares outstanding, dilutive	5,690,404	4,146,980
Basic and diluted earnings per common share	$3.11	$1.10

Note 19. Income Taxes

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 21% for 2020 and 2019 to income before income taxes is summarized below:

(Dollars in thousands)	2020		2019
Income tax at federal statutory rate	$4,725	21.0%	$1,171	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	34	0.2%	—	(—%)
Tax-exempt interest income	(20)	(0.1%)	(74)	(1.3%)
Income from life insurance	(82)	(0.4%)	(196)	(3.5%)
Merger-related expenses	174	0.8%	188	3.4%
Other permanent differences	(31)	(0.1%)	(116)	(2.2%)
Provision for income taxes	$4,800	21.4%	$973	17.4%

The significant components of the provision for income taxes for the years ended December 31, 2020 and 2019 were as follows:

(Dollars in thousands)	2020	2019
Current tax provision
Federal	$6,437	$1,058
State	43	—
Total current tax provision	6,480	1,058
Deferred tax benefit
Federal	(1,680)	(85)
State	—	—
Total deferred tax provision	(1,680)	(85)
Provision for income taxes	$4,800	$973

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2020 and 2019 were as follows:

(Dollars in thousands)	2020	2019
Deferred tax assets relating to:
Allowance for loan losses	$2,478	$414
Compensation differences	892	19
Reserve for loan sale buy backs	341	—
Acquisition accounting	255	591
Loan origination costs	81	153
Pass-through entities	252	173
Unrealized losses on swaps and securities available for sale	108	—
Other	191	341
Total deferred tax assets	4,598	1,691
Deferred tax liabilities relating to:
Premises and equipment	(1,532)	(1,473)
Core deposit and customer based intangible assets	(464)	(355)
Mortgage servicing rights	(1,488)	—
Unrealized gains on swaps and securities available for sale	—	(53)
Other	(25)	(561)
Total deferred tax liabilities	(3,509)	(2,442)
Net deferred tax asset (liability), included in other assets (liabilities)	$1,089	$(751)

Deferred income taxes are measured at the enacted tax rate for the period in which they are expected to reverse. State income taxes have been immaterial and ignored for purposes of computing deferred income taxes. Therefore, deferred income taxes as of December 31, 2020 have been measured using the federal income tax rate enacted for subsequent years of 21%.

The Company had no net operating losses which can be carried forward and applied against future taxable income. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016. As of December 31, 2020 and 2019, the Company has no uncertain tax positions.

The Company’s net deferred tax asset (liability) was $1.1 million and $(0.8) million at December 31, 2020 and 2019, respectively. In evaluating whether the Company will realize the full benefit of its net deferred tax assets, management considers both positive and negative evidence, including among other things recent earnings trends, projected earnings, and asset quality. As of December 31, 2020, management concluded that the Company’s net deferred tax assets were fully realizable. The Company will continue to monitor deferred tax assets to evaluate whether it will be able to realize the full benefit of the net deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

Note 20. Business Segments

The Company offers products and services through multiple business segments including retail banking, mortgage banking, and payroll processing services. Revenues from retail banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income, and interest earned on mortgage loans held for sale. Revenues from payroll processing services consist of fees charged to customers for payroll services.

	Year Ended December 31, 2020
(Dollars in thousands)	Blue Ridge Bank, N.A.	Blue Ridge Bank Mortgage Division	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$51,020	$3,314	$126	$—	$54,460
Service charges on deposit accounts	905	—	—	—	905
Residential mortgage banking income, net	—	44,460	—	—	44,460
Mortgage servicing rights	—	7,084	—	—	7,084
Gain on sale of guaranteed USDA loans	880	—	—	—	880
Income from investment in life insurance contracts	390	—	—	—	390
Payroll processing revenue	974	—	—	—	974
Other income	2,165	—	—	(34)	2,131
Total income	56,334	54,858	126	(34)	111,284
Expenses:
Interest expense	8,331	354	1,265	—	9,950
Provision for loan losses	10,450	—	—	—	10,450
Salary and benefits	14,217	31,201	—	—	45,418
Other operating expenses	12,574	8,075	2,354	(34)	22,969
Total expense	45,572	39,630	3,619	(34)	88,787
Income (loss) before income taxes	10,762	15,228	(3,493)	—	22,497
Income tax expense	2,162	3,337	(699)	—	4,800
Net income (loss)	$8,600	$11,891	$(2,794)	$—	$17,697
Net (income) loss attributable to noncontrolling interest	$(1)	$—	$—	$—	$(1)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$8,599	$11,891	$(2,794)	$—	$17,696

	Year Ended December 31, 2019
(Dollars in thousands)	Blue Ridge Bank	Blue Ridge Bank Mortgage Division	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$29,640	$1,243	$5	$—	$30,888
Service charges on deposit accounts	651	—	—	—	651
Residential mortgage banking income, net	—	14,433	—	—	14,433
Gain on sale of guaranteed USDA loans	298	—	—	—	298
Income from investment in life insurance contracts	936	—	—	—	936
Payroll processing revenue	980	—	—	—	980
Other income	1,416	—	110	(28)	1,498
Total income	33,921	15,676	115	(28)	49,684
Expenses:
Interest expense	8,132	679	709	—	9,520
Provision for loan losses	1,742	—	—	—	1,742
Salary and benefits	13,890	5,438	—	—	19,328
Other operating expenses	3,016	8,959	1,570	(28)	13,517
Total expense	26,780	15,076	2,279	(28)	44,107
Income (loss) before income taxes	7,141	600	(2,164)	—	5,577
Income tax expense	1,183	162	(372)	—	973
Net income (loss)	$5,958	$438	$(1,792)	$—	$4,604
Net (income) loss attributable to noncontrolling interest	$(24)	$—	$—	$—	$(24)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$5,934	$438	$(1,792)	$—	$4,580

Note 21. Parent Company Only Financial Statements

The Blue Ridge Bankshares, Inc. (Parent Company only) condensed financial statements were as follows for the periods presented:

PARENT COMPANY ONLY CONDENSED BALANCE SHEETS

As of December 31, 2020 and 2019

(dollars in thousands)

Assets	2020	2019
Cash and due from banks	$2,174	$934
Investment in subsidiary	121,808	100,330
Securities available for sale, at fair value	6,312	—
Restricted equity investments, at cost	2,274	911
Accrued interest receivable	119	—
Other assets	354	336
Total assets	$133,041	$102,511
Liabilities
Accrued expenses	$204	$374
Accrued interest payable	131	$—
Subordinated debentures, net of issuance costs	24,506	9,800
Total liabilities	24,841	10,174
Stockholders' equity	$108,200	$92,337
Total liabilities and stockholders' equity	$133,041	$102,511

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

For the Years ended December 31, 2020 and 2019

(dollars in thousands)

Income	2020	2019
Dividends from subsidiary	$800	$—
Interest income	126	5
Gains on securities	—	110
Total Income	$926	$115
Expenses
Interest on subordinated debentures	$1,265	$709
Professional fees	455	294
Merger expenses	1,732	1,250
Other operating expenses	166	27
Total expenses	$3,618	$2,280
Net loss before income tax benefit and equity in undistributed earnings of subsidiary	$(2,692)	$(2,165)
Income tax benefit	(699)	(372)
Equity in undistributed earnings of subsidiary	19,689	6,373
Net income	$17,696	$4,580

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2020 and 2019

(dollars in thousands)

Cash flows from operating activities	2020	2019
Net income	$17,696	$4,580
Equity in undistributed earnings of subsidiary	(19,689)	(6,373)
Deferred income tax (benefit) expense	(62)	(19)
Amortization of subordinated debt issuance costs	54	33
Realized gains on securities sales	—	110
Increase in other assets	(139)	(206)
Decrease in accrued expenses	(39)	—
Net cash used in operating activities	(2,179)	(1,875)
Cash flows from investing activities
Purchases of securities available-for-sale	(6,000)	(161)
Net change in investments	(1,363)	—
Proceeds from sales of securities available for sale	—	66
Cash contributed to Bank	(2,000)	(17,000)
Net cash used in investing activities	(9,363)	(17,095)
Cash flows from financing activities
Common stock issuance, net of fees	567	22,350
Issuance of subordinated debt	15,000	—
Payment of subordinated debt issuance costs	(349)	—
Common stock dividends paid	(2,436)	(2,473)
Net cash provided by financing activities	12,782	19,877
Net increase in cash and cash equivalents	1,240	907
Cash and cash equivalents, beginning of year	934	27
Cash and cash equivalents, end of year	$2,174	$934
Cash paid for:
Interest	$1,190	$709
Income taxes	$2,000	$1,020
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	$358	$217
Issuance of restricted stock awards, net of forfeitures	$567	$230

Note 22. Legal Matters

On August 12, 2019, a former employee of VCB and participant in its Employee Stock Ownership Plan (the “VCB ESOP”) filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the VCB ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:19-cv-00045-GEC). The complaint alleges, among other things, that the defendants breached their fiduciary duties to VCB ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the VCB ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of the Company’s acquisition of VCB. The outcome of this litigation is uncertain, and the plaintiff and other individuals may file additional lawsuits related to the VCB ESOP. The defense, settlement, or adverse outcome of any such lawsuit or claim could have a material adverse financial impact on the Company. The Company believes the claims are without merit.

Note 23.  Accumulated Other Comprehensive Income, net

The components of accumulated other comprehensive income (loss) are shown in the following table:

	Net Unrealized Gains (Losses) on Available for sale Securities	Transfer of Held to- maturity Securities to Available for-sale	Net Unrealized Gains (Losses) on Interest Rate Swaps	Gains Realized in net income	Accumulated Other Comprehensive Income (Loss), net
Balance, December 31, 2018	$(614)	$—	$—	$(4)	$(618)
Change in net unrealized holding gains on securities available-for-sale, net of tax expense of $370	1,397	—	—	—	1,397
Change in net unrealized holding losses on interest rate swaps, net of tax benefit of $51	—	—	(194)	—	(194)
Gains realized in income, net of tax expense of $95	—	—	—	(356)	(356)
Balance, December 31, 2019	783	—	(194)	(360)	229
Change in net unrealized holding gains on securities available-for-sale, net of tax expense of $103	388	—	—	—	388
Transfer of securities held-to-maturity to available-for-sale, net of tax expense of $113	—	425	—	—	425
Change in net unrealized holding losses on interest rate swaps, net of tax benefit of $163	—	—	(611)	—	(611)
Gains realized in income, net of tax expense of $44	—	—	—	(167)	(167)
Balance, December 31, 2020	$1,171	$425	$(805)	$(527)	$264

Note 24:  Commitments and Contingencies

In the ordinary course of operations, the Company is party to legal proceedings. Based upon information currently available, the Company’s management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Also in the ordinary course of operations, the Company offers various financial products to its customers to meet their credit and liquidity needs. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and stand-by letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional commitments as it does for on-balance sheet commitments.

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2019 and 2018, the Company had outstanding loan commitments of $126.0 million and $107.7 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of December 31, 2019 and 2018, commitments under outstanding performance stand-by letters of credit totaled $6.1 million and $641 thousand, respectively.

The Company had no reserve for unfunded commitments recorded at December 31, 2020 and 2019.

Note 25. Subsequent Events

On January 7, 2021, the Company declared a quarterly cash dividend of $0.1425 per common share, paid on January 29, 2021 to shareholders of record as of the close of business on January 19, 2021.

On January 31, 2021, the Company completed its acquisition of Bay Banks of Virginia, Inc. (“Bay Banks”), and its subsidiary of Virginia Commonwealth Bank. At closing, Bay Banks merged with and into the Company, with the Company continuing as the surviving corporation, and Virginia Commonwealth was merged with and into the Bank, with the Bank continuing as the surviving bank. Bay Banks shareholders received 0.5000 shares of the Company’s common stock in exchange for each share of Bay Banks common stock held, plus cash in lieu of any fractional shares, resulting in the Company issuing 6,627,558 shares with an aggregate fair market value of $124.8 million based on the closing price of the Company’s common stock at January 29, 2021, the last trading day prior to the effective date of the merger, and paying $3.4 thousand in lieu of fractional shares. In addition, options to purchase 198,362 shares of Bay Banks common stock, whether vested or unvested, were converted to options to acquire 99,176 shares of the Company’s common stock at an estimated fair value of $472 thousand as of the merger date.

On March 17, 2021, the Company announced that its board of directors had approved and declared a three-for-two stock split effected in the form of a 50% stock dividend on its common stock outstanding payable on April 30, 2021 to shareholders of record as of April 20, 2021. Cash will be paid in lieu of fractional shares based on the closing price of common stock on the record date. The following table presents the effect of the three-for-two stock split on common shares outstanding as of the periods stated.

	As of December 31,
(unaudited)	2020	2019
Common stock outstanding, post-split basis	8,577,932	8,487,878
Basic and diluted earnings per common share, post-split basis	$2.07	$0.74
Dividends per share on common stock, post-split basis	$0.29	$0.38

On March 17, 2021, the Company also announced a quarterly cash dividend of $0.15 per common share, payable on April 30, 2021 to shareholders of record as of April 20, 2021. The cash dividend will be paid on pre-split shares.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item will be included in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics and Conflict of Interest Policy that applies to directors, executive officers and employees of the Company and the Bank. A copy of the code is filed as Exhibit 14.1 to this report and may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2020, relating to the Company’s stock-based compensation plans, pursuant to which awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, and performance compensation awards in the form of common stock from time to time.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	—	$—	272,714
Equity compensation plans not approved by shareholders	—	$—	—
Total	—	$—	272,714

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization, dated as of May 13, 2019, between Blue Ridge Bankshares, Inc. and Virginia Community Bankshares, Inc. (incorporated by reference to Exhibit 2.1 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

2.2

Agreement and Plan of Reorganization, dated as of August 12, 2020, as amended on November 6, 2020, between Blue Ridge Bankshares, Inc. and Bay Banks of Virginia, Inc. (incorporated by reference to Appendix A to the joint proxy statement/prospectus included in Amendment No. 1 to Blue Ridge Bankshares Inc.’s Registration Statement on Form S-4 (File No. 333-249438) filed on December 9, 2020).

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

3.3	Articles of Amendment of Blue Ridge Bankshares, Inc., dated July 7, 2020 (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on July 8, 2020).
3.4

Bylaws of Blue Ridge Bankshares, Inc., as amended and restated January 31, 2021 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on February 1, 2021).

4.1	Specimen Common Stock Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).
4.2	Form of Subordinated Note due 2025 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).
4.3	Form of Subordinated Note due 2030 (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).
4.4	Description of Blue Ridge Bankshares, Inc.’s Securities.
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

10.5

Employment Agreement, dated August 12, 2020 and effective January 31, 2021, by and between Blue Ridge Bankshares, Inc. and Randal R. Greene (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on February 1, 2021).

10.6

Employment Agreement, dated August 12, 2020 and effective January 31, 2021, by and between Blue Ridge Bankshares, Inc. and Judy C. Gavant (incorporated by reference to Exhibit 10.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on February 1, 2021).

10.7

Employment Agreement, dated August 12, 2020 and effective January 31, 2021, by and between Blue Ridge Bankshares, Inc. and Susan S. Pittman (incorporated by reference to Exhibit 10.3 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on February 1, 2021).

Exhibit Number	Description
10.8

Employment Agreement, dated November  19, 2020 and effective January 31, 2021, between Blue Ridge Bankshares, Inc. and C. Rodes Boyd, Jr. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 (File No. 333-249438) filed on December 9, 2020).

10.9	Blue Ridge Bankshares, Inc. Equity Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on June 30, 2020, filed on May 18, 2020).
10.10

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.11

Description of Annual Cash Incentive Program (incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.12

Form of Stock Purchase Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated December 31, 2014 and March 17, 2015 (incorporated by reference to Exhibit 6.9 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.13

Form of Registration Rights Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated December 31, 2014 and March 17, 2015 (incorporated by reference to Exhibit 6.10 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.14	Form of Subordinated Note Purchase Agreement, dated November 20, 2015 (incorporated by reference to Exhibit 6.11 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).
10.15	Form of Subordinated Note Purchase Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).
10.16	Bay Banks of Virginia, Inc. 2003 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.0 to Bay Banks of Virginia, Inc.’s Form S-8, filed on February 19, 2004).
10.17	Bay Banks of Virginia, Inc. 2008 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.1 to Bay Banks of Virginia, Inc.’s Form S-8, filed on November 14, 2008).
10.18	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Bay Banks of Virginia, Inc.’s Form S-8, filed on June 28, 2013).
14.1	Code of Ethics and Conflict of Interest Policy.
21.1	Subsidiaries of Blue Ridge Bankshares, Inc.
23.1	Consent of Independent Registered Public Accounting Firm – Brown Edwards
23.2	Consent of Independent Registered Public Accounting Firm – Elliott Davis
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: March 29, 2021	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Plum	President, Chief Executive Officer and	March 29, 2021
Brian K. Plum	Director (Principal Executive Officer)

/s/ Judy C. Gavant	Executive Vice President and Chief Financial	March 29, 2021
Judy C. Gavant	Officer (Principal Financial Officer)

/s/ Larry Dees	Chairman of the Board	March 29, 2021
Larry Dees

/s/ Hunter H. Bost	Director	March 29, 2021
Hunter H. Bost

/s/ Elizabeth H. Crowther	Director	March 29, 2021
Elizabeth H. Crowther

/s/ Mensel D. Dean, Jr.	Director	March 29, 2021
Mensel D. Dean, Jr.

/s/ Richard A. Farmar, III	Director	March 29, 2021
Richard A. Farmar, III

/s/ Andrew C. Holzwarth	Director	March 29, 2021
Andrew C. Holzwarth

/s/ Robert S. Janney	Director	March 29, 2021
Robert S. Janney

/s/ Julien G. Patterson	Director	March 29, 2021
Julien G. Patterson

/s/ Randolph N. Reynolds, Jr.	Director	March 29, 2021
Randolph N. Reynolds, Jr.

/s/ C. Frank Scott, III	Director	March 29, 2021
C. Frank Scott, III

/s/ Vance H. Spilman	Director	March 29, 2021
Vance H. Spilman

/s/ William W. Stokes	Director	March 29, 2021
William W. Stokes

/s/ Carolyn J. Woodruff	Director	March 29, 2021
Carolyn J. Woodruff