Form 10-Q
period 2021-03-31
BLUE RIDGE BANKSHARES, INC.
filed 2021-05-11
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 18,622,669 shares of common stock, no par value per share, outstanding.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	March 31, 2021	December 31, 2020 (2)
ASSETS
Cash and due from banks	$273,540	$117,945
Federal funds sold	5,238	775
Certificates of deposit	1,018	—
Securities available for sale, at fair value	278,734	109,475
Restricted equity and other investments	14,821	11,173
Loans held for sale	122,453	148,209
Paycheck Protection Program loans, net of deferred fees and costs	597,626	288,533
Loans held for investment, net of deferred fees and costs	1,706,916	732,883
Less allowance for loan losses	(13,402)	(13,827)
Loans held for investment, net	1,693,514	719,056
Accrued interest receivable	10,507	5,428
Other real estate owned	594	—
Premises and equipment, net	29,677	14,831
Right-of-use asset	6,805	5,328
Bank owned life insurance	36,164	15,724
Goodwill	27,098	19,892
Other intangible assets	9,440	2,922
Mortgage derivative asset	5,949	5,293
Mortgage servicing rights, net	11,442	7,084
Mortgage brokerage receivable	2,546	8,516
Interest rate swap asset	7,248	1,716
Other assets	32,960	16,358
Total assets	$3,167,374	$1,498,258
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$617,102	$333,051
Interest-bearing demand and money market deposits	751,390	282,263
Savings	159,455	78,352
Time deposits	612,171	251,443
Total deposits	2,140,118	945,109
Securities sold under repurchase agreements	1,198	—
FHLB borrowings	183,122	115,000
FRB borrowings	509,667	281,650
Subordinated notes, net	54,588	24,506
Lease liability	7,990	5,506
Interest rate swap liability	1,593	2,735
Other liabilities	29,364	15,552
Total liabilities	2,927,640	1,390,058
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, no par value; 37,500,000 shares authorized; 18,621,531 and 8,577,932 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (1)	192,974	66,771
Additional paid-in capital	252	252
Retained earnings	42,239	40,688
Accumulated other comprehensive income, net of tax	4,035	264
	239,500	107,975
Noncontrolling interest	234	225
Total stockholders’ equity	239,734	108,200
Total liabilities and stockholders’ equity	$3,167,374	$1,498,258

(1)	Common stock as of the periods presented is reflective of the Company’s 3-for-2 stock split effective April 30, 2021.
(2)	Derived from audited December 31, 2020 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except per share data)	For the three months ended
INTEREST INCOME	March 31, 2021	March 31, 2020
Interest and fees on loans	$21,363	$9,544
Interest on taxable securities	1,130	829
Interest on nontaxable securities	52	48
Interest on deposit accounts and federal funds sold	31	2
Total interest income	22,576	10,423
INTEREST EXPENSE
Interest on deposits	1,540	1,725
Interest on subordinated notes	630	177
Interest on FHLB and FRB borrowings	389	498
Total interest expense	2,559	2,400
Net interest income	20,017	8,023
Provision for loan losses	—	575
Net interest income after provision for loan losses	20,017	7,448
NONINTEREST INCOME
Service charges on deposit accounts	327	272
Residential mortgage banking income, net	9,301	3,861
Mortgage servicing rights	3,371	—
Gain on sale of guaranteed USDA loans	1,074	20
Wealth and trust management	602	—
Increase in cash surrender value of bank owned life insurance	164	93
Payroll processing	270	303
Bank and purchase card, net	300	129
Other	400	162
Total noninterest income	15,809	4,840
NONINTEREST EXPENSE
Salaries and employee benefits	14,009	7,160
Occupancy and equipment	1,357	856
Data processing	845	382
Legal, issuer, and regulatory filing	576	194
Advertising and marketing	290	224
Communications	368	135
Audit and accounting fees	189	43
FDIC insurance	343	150
Intangible amortization	400	143
Other contractual services	853	175
Other taxes and assessments	348	224
Merger-related	9,019	269
Other	1,915	1,225
Total noninterest expenses	30,512	11,180
Income before income tax	5,314	1,108
Income tax expense	1,077	267
Net income	$4,237	$841
Net income attributable to noncontrolling interest	(9)	(9)
Net income attributable to Blue Ridge Bankshares, Inc.	$4,228	$832
Net income available to common stockholders	$4,228	$832
Basic and diluted earnings per common share (EPS) (1)	$0.28	$0.10

(1)	EPS has been adjusted for all periods presented to reflect the Company’s 3-for-2 stock split effective April 30, 2021.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Net income	$4,237	$841
Other comprehensive income (loss):
Gross unrealized losses on securities available for sale arising during the period	(3,142)	(612)
Deferred income tax benefit	660	128
Unrealized losses on securities available for sale arising during period, net of tax	(2,482)	(484)
Unrealized gains (losses) on interest rate swaps	7,915	(3,164)
Deferred income tax (expense) benefit	(1,662)	665
Unrealized gains (losses) on interest rate swaps, net of tax	6,253	(2,499)
Other comprehensive income (loss), net of tax	3,771	(2,983)
Comprehensive income (loss), net of tax	$8,008	$(2,142)
Comprehensive income attributable to noncontrolling interest	(9)	(9)
Comprehensive income (loss) attributable to Blue Ridge Bankshares, Inc.	$7,999	$(2,151)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

					Accumulated
	Shares of		Additional		Other
(Dollars in thousands)	Common	Common	Paid-in	Retained	Comprehensive	Noncontrolling
Three months ended March 31, 2021	Stock (1)	Stock	Capital	Earnings	Income, net	Interest	Total
Balance at beginning of period	8,577,932	$66,771	$252	$40,688	$264	$225	$108,200
Net income	—	—	—	4,228	—	9	4,237
Other comprehensive income	—	—	—	—	3,771	—	3,771
Dividends on common stock	—	—	—	(2,677)	—	—	(2,677)
Issuance of common stock and other consideration paid in business combination	9,951,743	125,403	—	—	—	—	125,403
Stock option exercises	67,031	633	—	—	—	—	633
Restricted stock awards, net of forfeitures	24,825	167	—	—	—	—	167
Balance at end of period	18,621,531	$192,974	$252	$42,239	$4,035	$234	$239,734

					Accumulated
					Other
	Shares of		Additional		Comprehensive
(Dollars in thousands)	Common	Common	Paid-in	Retained	Income (Loss),	Noncontrolling
Three months ended March 31, 2020	Stock (1)	Stock	Capital	Earnings	net	Interest	Total
Balance at beginning of period	8,487,878	$66,204	$252	$25,428	$229	$224	$92,337
Net income	—	—	—	832	—	9	841
Other comprehensive loss	—	—	—	—	(2,983)	—	(2,983)
Restricted stock awards, net of forfeitures	3,600	79	—	—	—	—	79
Balance at end of period	8,491,478	$66,283	$252	$26,260	$(2,754)	$233	$90,274

(1)	Common stock outstanding as of and for the periods presented is reflective of the Company’s 3-for-2 stock split effective April 30, 2021.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities
Net income	$4,237	$841
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	453	211
Deferred income taxes	(1,002)	85
Provision for loan losses	—	575
Accretion of fair value adjustments (discounts) on acquired loans	(359)	(388)
Accretion of fair value adjustments (premiums) on acquired time deposits	(697)	(23)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(35)	—
Proceeds from sale of loans held for sale	412,139	67,362
Loans held for sale, originated	(377,854)	(104,815)
Gain on sale of loans held for sale, originated	(4,715)	(3,041)
Loss on disposal of premises and equipment	32	4
Investment amortization expense, net	463	229
Amortization of subordinated debt issuance costs	17	8
Intangible amortization	400	143
Increase in cash surrender value of bank owned life insurance	(164)	(93)
Increase in other assets	(2,873)	(12,248)
Increase in other liabilities	5,674	5,618
Net cash provided by (used in) operating activities	35,716	(45,532)
Cash Flows From Investing Activities
Net (increase) decrease in federal funds sold	(2,731)	316
Purchases of securities available for sale	(107,057)	(200)
Proceeds from calls, sales, paydowns and maturities of securities available for sale	12,490	9,012
Proceeds from calls, sales, paydowns and maturities of securities held to maturity	—	960
Proceeds from sale of other real estate owned	4	—
Net change in restricted equity securities	1,944	(1,970)
Net increase in loans held for investment	(252,760)	(17,843)
Purchase of premises and equipment	(78)	(832)
Proceeds from sale of premises and equipment	278	6
Capital calls of small business investment company funds and other investments	(376)	(38)
Net cash acquired in acquisition of Bay Banks of Virginia, Inc.	44,066	—
Nonincome distributions from limited liability companies	107	—
Net cash used in investing activities	(304,113)	(10,589)
Cash Flows From Financing Activities:
Net increase in demand, savings and other interest-bearing deposits	181,850	45,358
Net (decrease) increase in time deposits	(17,032)	1,795
Common stock dividends paid	(2,677)	—
Federal Home Loan Bank advances	200,000	147,300
Federal Home Loan Bank repayments	(142,000)	(131,200)
Federal Reserve Bank advances	265,908	—
Federal Reserve Bank repayments	(62,706)	—
Stock option exercises	633	—
Net increase in securities sold under repurchase agreements	16	—
Net cash provided by financing activities	423,992	63,253
Net increase in cash and due from banks	155,595	7,132
Cash and due from banks at beginning of period	117,945	60,026
Cash and due from banks at end of period	$273,540	$67,158
Supplemental Schedule of Cash Flow Information
Cash paid for:

Interest	$2,039	$2,289
Income taxes	$1,000	$—
Non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(3,142)	$(612)
Issuance of restricted stock awards, net of forfeitures	$167	$79
Assets acquired in business combination	$1,224,583	$—
Liabilities assumed in business combination	$1,107,036	$—
Effective settlement of subordinated notes in business combination	$650	$—
Change in goodwill	$7,206	$23

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation

 Blue Ridge Bankshares, Inc. (the "Company"), a Virginia corporation, was formed in 1988 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Charlottesville, Virginia and conducts its business activities primarily through the branch offices of its wholly-owned subsidiary bank, Blue Ridge Bank, National Association (the "Bank"). The Company exists primarily for the purposes of holding the stock of its subsidiary, the Bank.

The Bank operates under a national charter and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”). Consequently, it undergoes periodic examinations by this regulatory authority.

On January 31, 2021, the Company completed a merger with Bay Banks of Virginia, Inc. (“Bay Banks”), a bank holding company conducting substantially all its operations through its bank subsidiary, Virginia Commonwealth Bank, and its wealth and trust management subsidiary, VCB Financial Group, Inc. (the “Financial Group”). Immediately following the Company’s merger with Bay Banks, Bay Banks’ subsidiary bank was merged with and into the Bank, while the Financial Group became a subsidiary of the Company (collectively, the “Bay Banks Merger”).

The Financial Group provides management services for personal and corporate trusts, including estate planning, estate settlement and trust administration, and investment and wealth management services from its Richmond and Kilmarnock, Virginia offices. Products and services include revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment planning, brokerage services, insurance investment managed accounts, and managed and self-directed individual retirement accounts.

The accompanying unaudited consolidated financial statements of the Company include the accounts of the Bank, the Financial Group, PVB Properties, LLC, and MoneyWise Payroll Solutions, Inc. (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Information contained herein as of March 31, 2021 includes the balances of Bay Banks; information contained herein as of and for the year ended December 31, 2020 does not include the balances of Bay Banks. Information for the three months ended March 31, 2021 includes the operations of Bay Banks only for the period immediately following the effective date of the Bay Banks Merger (January 31, 2021) through March 31, 2021.

On March 17, 2021, the Company announced that its board of directors had approved a three-for-two stock split (“Stock Split”) effected in the form of a 50% stock dividend on its common stock outstanding paid on April 30, 2021 to shareholders of record as of April 20, 2021. Cash was paid in lieu of fractional shares based on the closing price of common stock on the record date. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and disclosures have been adjusted to reflect the Stock Split for all periods presented, unless otherwise noted.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations, including the following circumstance. The reclassifications had no effect on net income, net income per share, or shareholders’ equity as previously reported.

Correction of Immaterial Classification Error

During the first quarter of 2021, the Company determined a loan arrangement with a third-party financial institution for the purpose of residential mortgage loan originations, which had been reported on its consolidated balance sheets in loans held for sale, should be reported as loans held for investment.

The Company has changed the classification of this loan on its December 31, 2020 consolidated balance sheet to reflect it as held for investment. The change in classification resulted in a $30.4 million decrease from what was previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 in loans held for sale with a corresponding increase of the same amount in loans held for investment as of December 31, 2020.

The change in classification does not affect the Company’s reported earnings for 2020, as the Company does not believe any material allowance for loan losses (“ALL”) would have been necessary for this loan as of December 31, 2020, and the Company believes its ALL was adequate as of December 31, 2020. This reclassification does not change total loans or total assets on the Company’s consolidated balance sheets. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not materially misstate the Company’s previously issued financial statements.

Note 2 – Amendments to the Accounting Standards Codification

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. As a “smaller reporting company” under Securities and Exchange Commission (“SEC”) rules, the Company will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has formed a cross-functional working group to assess and implement the requirements of ASU 2016-13 by the adoption date.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as purchased credit-deteriorated (“PCD”) assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

Note 3 – Business Combinations

On January 31, 2021, the Company completed its acquisition of Bay Banks, which was accounted for as a business combination. At the effective date of the merger, Bay Banks’ shareholders received 0.5000 shares of the Company’s common stock in exchange for each share of Bay Banks common stock held (“Exchange Ratio”), plus cash in lieu of any fractional shares, resulting in the Company issuing 6,634,495 shares (9,951,743 shares on a post Stock Split basis) with an aggregate fair market value of $124.9 million based on the closing price of the Company’s common stock at January 29, 2021, the last trading day prior to the effective date of the merger, and paying $3.4 thousand in lieu of fractional shares. In addition, options to purchase 198,362 shares of Bay Banks common stock, whether vested or unvested, were converted to options to acquire 99,176 shares of the Company’s common stock (148,764 shares on a post Stock Split basis) at an estimated fair value of $472 thousand as of the merger date. Finally, Bay Banks had previously acquired $1.75 million of the Company’s subordinated notes, while the Bank had previously acquired $1.10 million of Bay Banks’ subordinated notes. In the merger, an effective settlement of the notes occurred in the amount of $650 thousand, which reduced the consideration paid.

The Bay Banks Merger combined two banks with complementary capabilities and geographical focus, thus provided the opportunity for the organization to leverage its existing infrastructure, including people, processes and systems, across a larger asset base.

The Company has accounted for the Bay Banks Merger under the acquisition method of accounting, whereby the acquired assets and assumed liabilities are recorded by the Company at their estimated fair values as of the effective date of the merger. Fair value estimates were based on management’s assessment of the best information available at the time of determination and are highly subjective.

The following table presents the consideration paid in the merger and the summary balance sheet of Bay Banks as of the date of the merger inclusive of estimated fair value adjustments and the allocation of consideration paid in the merger to the acquired assets and assumed liabilities. The goodwill resulting from the Bay Banks Merger was $7.2 million.

(Dollars in thousands, except per share data)
Consideration paid:		Reference:
Company's common shares issued	9,951,743	A
Purchase price per share	$12.55	A, B
Value of common stock issued	$124,928
Estimated fair value of stock options	472
Cash in lieu of fractional shares	3
Total consideration paid	$125,403
Effective settlement of subordinated notes	(650)
Total consideration paid less effective settlement of subordinated notes	$124,753
Fair value of assets acquired:
Cash and due from banks	$44,066
Federal funds sold	1,732
Certificates of deposit	1,018
Securities available for sale	79,505
Restricted securities	4,385
Loans held for investment	1,030,433	C
Loans held for sale	3,814
Premises and equipment	15,532	D
Right of use asset	1,864
Other real estate owned	598
Bank owned life insurance	20,259
Mortgage servicing rights	987
Core deposit intangible	6,850	E
Deferred tax asset, net	2,685	F
Other assets	10,855	G
Total assets	$1,224,583
Fair value of liabilities assumed:
Deposits	$1,030,888	H
FHLB borrowings	10,124	I
FRB borrowings	24,815
Subordinated notes	31,850	J
Other liabilities	9,359
Total liabilities	$1,107,036
Net identifiable assets acquired at fair value	$117,547
Goodwill	$7,206

Reference:	Explanation of reference:
A	Common shares issued and purchase price per share are presented on a post Stock Split basis, which was effective April 30, 2021.
B

The value of the shares of the Company's common stock exchanged for shares of legacy Bay Banks common stock was based upon the closing price of the Company's common stock at January 29, 2021, the last trading day prior to the date of completion of the merger on January 31, 2021.

C	Reflective of a $17.9 million (or 1.70%) fair value adjustment (discount) to the amortized cost of the loan portfolio acquired.
D	Reflective of a $4.4 million fair value adjustment (premium) over the net book value of premises and equipment acquired.
E	Core deposit intangible asset recorded to reflect the fair value of nonmaturity deposits, except for time deposits over $100,000, assumed by the Company.
F	Reflective of a $2.1 million net deferred tax asset recorded on all fair value adjustments, excluding goodwill, at the statutory federal income tax rate of 21%.
G	Reflective of a $203 thousand fair vale adjustment (premium) on other assets acquired.
H	Reflective of a $5.8 million fair value adjustment (premium) over the book value of time deposits assumed.
I	Reflective of a $124 thousand fair value adjustment (premium) on the $10 million Federal Home Loan Bank of Atlanta ("FHLB") advance assumed.
J	Reflective of a $950 thousand fair value adjustment (premium) over the book value of subordinated notes assumed.

Below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the acquisition.

Cash and cash equivalents. The carrying amounts of cash, due from banks, federal funds sold, and certificates of deposit was deemed to be a reasonable estimate of fair value.

Securities available for sale. The estimated fair value of investment securities acquired was based on quoted market and third-party broker provided prices as of the merger date.

Restricted securities. The carrying amount of restricted equity securities was used as a reasonable estimate of fair value. These investments are carried at cost as no active trading market exists.

Loans. The acquired loan portfolio was segregated into two categories for valuation purposes: purchased credit-impaired (“PCI”) and purchased performing loans. PCI loans were identified as those loans that were nonaccrual prior to the business combination and those loans that were identified as potentially impaired. Potentially impaired loans were those loans that were identified during the credit review process where there was an indication that the borrower did not have sufficient cash flows to service the loan in accordance with its terms. Specifically, loans with a risk rating of special mention or worse, loans that had been previously restructured as a troubled debt restructuring (“TDR”), or loans that had a history of delinquent payments were deemed PCI. Performing loans were those loans that were currently performing in accordance with the loan contract and did not exhibit any significant deterioration in credit quality since origination.

For loans that were identified as performing, the fair values were determined using a discounted cash flow analysis (the "income approach"). Performing loans were segmented into pools based on loan type including commercial mortgages, multifamily, commercial and industrial, construction and land development, consumer residential, and consumer nonresidential, and further segmented based on payment structure (fully amortizing, non-fully amortizing balloon, or interest only), rate type (fixed versus variable), and remaining maturity. The estimated cash flows expected to be collected for each loan were determined using a valuation model that included the following key assumptions: prepayment speeds, expected credit loss rates, and discount rates. Prepayment speeds were influenced by many factors including, but not limited to, current yields, historic rate trends, payment types, interest rate type, and the duration of the individual loan. Expected credit loss rates were based on recent and historical default and loss rates observed for loans with similar characteristics, and further influenced by a third-party loan review on a selection of loans within the acquired portfolio. The discount rates used were based on rates market participants may require for cash flows with similar risk characteristics at the acquisition date.

For loans that were identified as PCI, either the above income approach or the asset approach was used. The income approach was used for PCI loans where there was an expectation that the borrower would more likely than not continue to pay based on the current terms of the loan contract. Management used the asset approach for all nonaccrual loans to reflect market participant assumptions. Under the asset approach, the fair value of each loan was determined based on the estimated fair values of the underlying collateral, less estimated costs to sell.

The methods used to estimate the fair values of loans are sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

The following table presents the purchased performing and PCI loans receivable at the date of the Bay Banks Merger and the fair value adjustments (discounts) recorded immediately following the merger.

	As of January 31, 2021
(dollars in thousands)	Purchased Performing	PCI	Total
Principal payments receivable	$936,523	$111,766	$1,048,289
Fair value adjustment - credit and interest	(2,784)	(15,072)	(17,856)
Fair value of acquired loans	$933,739	$96,694	$1,030,433

Premises and equipment. Land and buildings (collectively, “premises”) acquired were recorded at estimated fair value as determined by third-party appraisals at or near the merger date. Equipment, including office furniture, computers, and similar assets, were recorded at the their net book values as of the merger date, which approximated fair value.

Bank owned life insurance. The carrying value of bank owned life insurance was deemed to reasonably approximate fair value. These policies are recorded at their cash surrender value, using information provided by the insurance carriers.

Core deposit intangible. Core deposit intangible ("CDI") is the measure of the value of noninterest-bearing checking, savings, interest-bearing checking, money market, and certain certificates of deposits assumed in a business combination. Certificates of deposit with balances over $100,000 and brokered deposits are excluded from evaluation, as the Company determined customer related intangible assets are non-existent for these accounts. The estimated fair value of CDI was based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative funding source. The CDI is being amortized over an estimated useful life of 10 years, which approximates the existing deposit relationships acquired.

Deposits. The fair values of deposit liabilities with no stated maturity (noninterest-bearing checking, savings, interest-bearing checking, and money market deposits) are equal to the carrying amounts payable on demand. The estimated fair value of the certificates of deposit represents contractual cash flows, discounted to present value using interest rates currently offered by market participants on deposits with similar characteristics and remaining maturities.

FHLB borrowings. The fair value of the FHLB borrowings was estimated by discounting the future cash flows using current interest rates offered for similar advances as of the acquisition date.

FRB borrowings. The fair value of Federal Reserve Bank (“FRB”) borrowings was deemed to approximate its carrying value. These borrowings are pursuant to the FRB’s Paycheck Protection Plan Liquidity Facility (“PPPLF”) and there is no comparable borrowing to advances under this facility.

Subordinated notes. The fair value of the subordinated notes was estimated by utilizing recent issuance rates for subordinated debt offerings of similar issuer size near the merger date.

The fair value estimates are subject to change for up to one year after the effective date of the merger, if additional information relative to effective date fair values becomes available.

Impact of Certain Fair Value Adjustments

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s fair value adjustments to assets acquired and liabilities assumed in the Bay Banks Merger had the following effect on the Company’s consolidated income statement for the three months ended March 31, 2021.

For the three months ended March 31,
(dollars in thousands)	2021
Loans (1)	$272
Time deposits (2)	687
FHLB borrowings (3)	2
Subordinated notes (4)	35
CDI (5)	(226)
Net impact to income before income taxes	$770

(1) Loan discount accretion is included in the “Interest and fees on loans” section of “Interest Income” in the consolidated income statements.

(2) Time deposit premium amortization is included in the “Interest on deposits” section of “Interest Expense” in the consolidated income statements.

(3) FHLB borrowings premium amortization is included in the “Interest on FHLB and FRB borrowings” section of “Interest Expense” in the consolidated income statements.

(4) Subordinated notes premium amortization is included in the “Interest on subordinated notes” section of “Interest Expense” in the consolidated income statements.

(5) CDI amortization is included in the “Intangible amortization” section of “Noninterest Expense” in the consolidated income statements.

Pro Forma Financial Information

The following table presents the effect of the Bay Banks Merger on the Company on a pro forma basis, as if the merger had occurred at the beginning of the three-month periods ended March 31, 2021 and 2020. There were no merger-related expenses incurred in the first quarter of 2020 related to the Bay Banks Merger. Merger-related expenses of $9.0 million for the three months ended March 31, 2021, which are included in the Company’s consolidated income statements, are not included in the pro forma information below. Merger-related expenses incurred by Bay Banks prior to the completion of the Bay Banks Merger are not included in the Company’s consolidated income statements and are also not included in the pro forma information below. Net income includes pro forma adjustments for the accretion and amortization of estimated fair value adjustments on acquired loans and assumed time deposits and borrowings, as well as amortization of estimated CDI. An income tax rate of 21% was used in determining pro forma net income.

	For the three months ended March 31,
(dollars in thousands, except per share data)	2021	2020
Revenue (net interest income plus noninterest income)	$39,005	$24,098
Net income	11,944	3,928
Earnings per common share	0.64	0.21

Note 4 – Investments

Investment securities available for sale are carried at fair value in the Company’s consolidated balance sheets. The following tables present amortized cost and fair values of investment securities available for sale as of the dates stated.

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$31,630	$185	$(339)	$31,476
U.S. Treasury and agencies	54,477	56	(807)	53,726
Mortgage backed securities	159,239	440	(2,552)	157,127
Corporate bonds	35,716	738	(49)	36,405
Total investment securities	$281,062	$1,419	$(3,747)	$278,734

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$14,069	$258	$(68)	$14,259
U.S. Treasury and agencies	2,500	—	(91)	2,409
Mortgage backed securities	72,337	696	(398)	72,635
Corporate bonds	19,755	469	(52)	20,172
Total investment securities	$108,661	$1,423	$(609)	$109,475

As of March 31, 2021 and December 31, 2020, securities with a market value of $11.9 million and $12.5 million, respectively, were pledged to secure public deposits with the Treasury Board of the Commonwealth of Virginia.

As of March 31, 2021 and December 31, 2020, securities with a market value of $23.6 million and $29.4 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

As a result of the Bay Banks Merger, the Company assumed a limited number of reverse repurchase agreements, all of which had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $1.2 million as of March 31, 2021 and are included in liabilities on the Company’s consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes. Securities with a fair value of $3.0 million were pledged as collateral for securities sold under repurchase agreements as of March 31, 2021, and all securities pledged were state and municipal obligations.

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$20,100	$19,986
Due after one year through five years	52,994	53,082
Due after five years through ten years	41,606	41,811
Due after ten years	166,362	163,855
Total	$281,062	$278,734

The following tables present a summary of unrealized losses and the length of time in a continuous loss position, by security type, as of the dates stated.

		March 31, 2021
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	38	$17,258	$(339)	$—	$—	$17,258	$(339)
U.S. Treasury and agencies	46	31,377	(807)	—	—	31,377	(807)
Mortgage backed securities	37	105,822	(2,381)	10,182	(171)	116,004	(2,552)
Corporate bonds	4	5,005	(24)	976	(25)	5,981	(49)
Total	125	$159,462	$(3,551)	$11,158	$(196)	$170,620	$(3,747)

		December 31, 2020
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	6	$3,111	$(68)	$—	$—	$3,111	$(68)
U.S. Treasury and agencies	1	2,410	(91)	—	—	2,410	(91)
Mortgage backed securities	22	20,545	(65)	8,592	(333)	29,137	(398)
Corporate bonds	7	3,242	(7)	1,955	(45)	5,197	(52)
Total	36	$29,308	$(231)	$10,547	$(378)	$39,855	$(609)

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. As of March 31, 2021 and December 31, 2020, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

Restricted equity investments consisted of stock in the FHLB (carrying value of $8.2 million and $5.8 million as of March 31, 2021 and December 31, 2020, respectively), FRB stock (carrying value of $4.9 million and $2.2 million as of March 31, 2021 and December 31, 2020, respectively), and stock in the Company’s correspondent bank (carrying value of $468 thousand and $248 thousand as of March 31, 2021 and December 31, 2020, respectively). Restricted equity investments are carried at cost. The Company also has various other equity investments totaling $1.2 million and $3.0 million as of March 31, 2021 and December 31, 2020, respectively, which are marked to market through the consolidated income statement each reporting period.

Note 5 – Loans and Allowance for Loan Losses

The following table presents loans held for investment as of the dates stated.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$286,835	$123,675
Paycheck Protection Program	608,692	292,068
Real estate – construction, commercial	155,631	54,702
Real estate – construction, residential	49,338	18,040
Real estate – mortgage, commercial	649,474	273,499
Real estate – mortgage, residential	496,301	213,404
Real estate – mortgage, farmland	5,245	3,615
Consumer	65,210	46,684
Gross loans	2,316,726	1,025,687
Less: Deferred loan fees, net of costs	(12,184)	(4,271)
Total	$2,304,542	$1,021,416

In 2020, the Company participated in the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (“PPP 1”). Through the PPP 1, which is administered by the Small Business Administration, the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses. PPP 1 loans have a two-year term if originated prior to June 5, 2020 or a five-year term if originated on or subsequent to June 5, 2020 and earn an annual interest rate of 1%. Banks originating PPP 1 loans earned a processing fee of 1%, 3%, or 5% of the loan amount, depending on the size of the loan. The Company originated approximately $363.4 million in PPP 1 loans in 2020 and approximately $71.3 million were forgiven or paid back by the borrower by December 31, 2020. As of March 31, 2021, $261.0 million of PPP 1 loans were outstanding, including those acquired in the Bay Banks Merger.

In the first quarter of 2021, the Company participated in the PPP pursuant to the Economic Aid Act, passed into law on December 27, 2020 (“PPP 2”), and through March 31, 2021, the Company had funded over 3,800 PPP 2 loans for approximately $348.0 million. PPP 2 loans have a contractual term of five years and earn an annual interest rate of 1%. Banks originating PPP 2 loans earn processing fees that are tiered depending on the size of the loan. Specifically, processing fees for loans of not more than $50,000 equal 50% of the loan balance or $2,500, whichever is less; processing fees for loans more than $50,000 and not more than $350,000 equal 5% of the loan balance, and processing fees for loans above $350,000 equal 3% of the loan balance. As of March 31, 2021, no PPP 2 loans had been forgiven.

The Company believes that the majority of PPP 1 and PPP 2 loans will be forgiven, in accordance with the terms of the program, and will be paid in full pursuant to the U.S. government guarantee.

The Company is accounting for the PPP processing fees in accordance with ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, which requires fees, net of costs, to be deferred and amortized as a component of loan yield over the expected life of the loans, which the Company believes is 1.5 years for PPP 1 loans and one to three years for PPP 2 loans, depending on the loan balance. Of the $11.5 million of processing fees received in 2020 for PPP 1 loans, approximately $1.3 million of unamortized fees remain as of March 31, 2021, with $2.2 million recognized as a component of interest income in the first quarter of 2021. Of the $11.2 million of net processing fees received in the first quarter of 2021 for PPP 2 loans, approximately $10.1 million of unamortized fees remain as of March 31, 2021, with $1.1 million recognized as interest income in three months ended March 31, 2021.

From the onset of the global COVID-19 pandemic, the Company has proactively addressed the needs of its commercial and individual borrowers by modifying loans allowing for the short-term deferral of principal payments or of principal and interest payments. Pursuant to the CARES Act, banks have the option to temporarily suspend certain requirements of GAAP related to TDRs for a limited period of time if certain conditions are met. All loan modifications made by the Company were made on a good faith basis to borrowers who met the requirements for modifications under the CARES Act. As a result of regulatory and accounting guidance regarding such modifications, the loans are not designated as TDRs, as of March 31, 2021 and December 31, 2020. In response to the COVID-19 pandemic, during 2020, the Company approved over 550 loan deferrals for a total of $110.6 million. In addition, Bay Banks approved nearly 400 loan deferrals for approximately $160.0 million. Most of these loans are now past the deferment period and are back on normal payment schedules, and as of March 31, 2021, 30 loans were in deferment for a total of approximately $31.0 million.

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $567.0 million and $213.3 million were pledged as of March 31, 2021 and December 31, 2020, respectively. Additionally, PPP loans in the amount of $509.7 million and $281.6 million were pledged as collateral for PPPLF advances as of March 31, 2021 and December 31, 2020, respectively.

As a result of the Bay Banks Merger and the 2019 acquisition of Virginia Community Bankshares, Inc., the acquired loan portfolios were initially measured at fair value as of the respective acquisition dates and subsequently accounted for as either purchased performing loans or PCI loans. The following table presents the outstanding principal balance and related recorded investment of these acquired loans included in the Company’s consolidated balance sheets as of the dates stated.

(Dollars in thousands)	March 31, 2021	December 31, 2020
PCI loans
Outstanding principal balance	$112,964	$1,278
Recorded investment	97,892	1,085
Purchased performing loans
Outstanding principal balance	967,580	97,301
Recorded investment	964,056	96,317
Total acquired loans
Outstanding principal balance	1,080,544	98,579
Recorded investment	1,061,948	97,402

The following table presents the changes in the accretable yield for PCI loans for the periods stated.

	For the three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Balance, beginning of period	$123	$188
Additions	10,030	—
Accretion	(840)	(16)
Reclassification of nonaccretable difference due to improvement in expected cash flows	104	—
Other changes, net	22	(1)
Balance, end of period	$9,439	$171

The following tables present the aging of the recorded investment of loans held for investment as of the dates stated.

	March 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$1,166	$128	$—	$1,432	$2,726	$10,213	$273,896	$286,835
Paycheck Protection Program	—	—	—	—	—	—	608,692	608,692
Real estate – construction, commercial	310	—	—	—	310	31,049	124,272	155,631
Real estate – construction, residential	1,185	—	—	262	1,447	—	47,891	49,338
Real estate – mortgage, commercial	3,287	685	—	2,032	6,004	47,520	595,950	649,474
Real estate – mortgage, residential	6,027	800	7	965	7,799	7,379	481,123	496,301
Real estate – mortgage, farmland	—	—	—	—	—	—	5,245	5,245
Consumer	752	145	—	655	1,552	1,731	61,927	65,210
Less: Deferred loan fees, net of costs	—	—	—	—	—	—	(12,184)	(12,184)
Total Loans	$12,727	$1,758	$7	$5,346	$19,838	$97,892	$2,186,812	$2,304,542

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$1,117	$—	$—	$1,310	$2,427	$—	$121,248	$123,675
Paycheck Protection Program	—	—	—	—	—	—	292,068	292,068
Real estate – construction, commercial	—	—	—	—	—	35	54,667	54,702
Real estate – construction, residential	262	—	—	—	262	—	17,778	18,040
Real estate – mortgage, commercial	771	211	—	3,643	4,625	808	268,066	273,499
Real estate – mortgage, residential	1,062	—	46	881	1,989	242	211,173	213,404
Real estate – mortgage, farmland	—	—	—	—	—	—	3,615	3,615
Consumer	935	334	—	714	1,983	—	44,701	46,684
Less: Deferred loan fees, net of costs	—	—	—		—		(4,271)	(4,271)
Total Loans	$4,147	$545	$46	$6,548	$11,286	$1,085	$1,009,045	$1,021,416

The following tables present the aging of the recorded investment of PCI loans as of the dates stated.

	March 31, 2021
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$187	$10,026	$10,213
Real estate – construction, commercial	8	10	31,032	31,050
Real estate – mortgage, commercial	722	29	46,768	47,519
Real estate – mortgage, residential	739	978	5,662	7,379
Consumer	—	4	1,727	1,731
Total PCI Loans	$1,469	$1,208	$95,215	$97,892

	December 31, 2020
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Real estate – construction, commercial	—	—	35	35
Real estate – mortgage, commercial	224	—	584	808
Real estate – mortgage, residential	35	—	207	242
Total PCI Loans	$259	$—	$826	$1,085

The Company prepares a quarterly analysis of the ALL, with the objective of quantifying portfolio risk into a dollar amount of inherent losses. The ALL is established as losses are estimated to have occurred through a provision for loan losses charged against income and decreased by loans charged-off (net of recoveries, if any). Management’s periodic evaluation of the adequacy of the ALL is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. The allowance consists of specific and general components. The specific component relates to loans that are identified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or the net realizable value, which is equal to the estimated fair value less estimated costs to sell, of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and those loans classified that are not impaired and is based on historical loss experience adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data.

The Company follows applicable guidance issued by the Financial Accounting Standards Board. This guidance requires that losses be accrued when they are probable of occurring and can be estimated. It also requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no ALL for these loans as of March 31, 2021 and December 31, 2020. In future periods, the Company may be required to establish an ALL for these loans, which would result in a provision for loan losses charged to earnings.

The following tables present a summary of the loan portfolio individually and collectively evaluated for impairment as of the dates stated.

(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2021
Originated and purchased performing loans:
Commercial and industrial	$3,169	$273,453	$276,622
Real estate – construction, commercial	540	124,041	124,581
Real estate – construction, residential	—	49,338	49,338
Real estate – mortgage, commercial	1,391	600,564	601,955
Real estate – mortgage, residential	592	488,330	488,922
Real estate – mortgage, farmland	—	5,245	5,245
Consumer	—	63,479	63,479
Total originated and purchased performing loans	5,692	1,604,450	1,610,142
PCI loans:
Commercial and industrial	—	10,213	10,213
Real estate – construction, commercial	—	31,050	31,050
Real estate – mortgage, commercial	—	47,519	47,519
Real estate – mortgage, residential	—	7,379	7,379
Consumer	—	1,731	1,731
Total PCI loans	—	97,892	97,892
Gross loans	5,692	1,702,342	1,708,034
Less: Deferred loan fees, net of costs	—	(1,118)	(1,118)
Total	$5,692	$1,701,224	$1,706,916

(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2020
Originated and purchased performing loans:
Commercial and industrial	$234	$123,441	$123,675
Real estate – construction, commercial	—	54,667	54,667
Real estate – construction, residential	—	18,040	18,040
Real estate – mortgage, commercial	1,645	271,046	272,691
Real estate – mortgage, residential	452	212,710	213,162
Real estate – mortgage, farmland	—	3,615	3,615
Consumer	—	46,684	46,684
Total originated and purchased performing loans	2,331	730,203	732,534
PCI loans:
Real estate – construction, commercial	—	35	35
Real estate – mortgage, commercial	—	808	808
Real estate – mortgage, residential	—	242	242
Total PCI loans	—	1,085	1,085
Gross loans	2,331	731,288	733,619
Less: Deferred loan fees, net of costs	—	(736)	(736)
Total	$2,331	$730,552	$732,883

The tables above exclude gross PPP loans of $608.7 million and $292.1 million as of March 31, 2021 and December 2020, respectively. The Company carries no ALL on PPP loans as these loans are fully guaranteed by the U.S. government.

The following tables present information related to impaired loans by loan type as of the dates presented.

	March 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – construction, commercial	$540	$539	$—	$542	$8
Real estate – mortgage, commercial	1,391	1,460	—	1,384	14
Real estate – mortgage, residential	592	591	—	583	6
Commercial and industrial	3,169	3,162	—	3,250	35
	$5,692	$5,752	$—	$5,217	$63

	December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, commercial	$1,645	$2,030	$—	$2,091	$4
Real estate – mortgage, residential	452	571	—	538	2
With an allowance recorded:
Commercial and industrial	234	234	144	362	—
	$2,331	$2,835	$144	$2,991	$6

Impaired loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had three TDRs in the amount of $293 thousand as of March 31, 2021, two of which were classified as a TDR due to a change in interest rate and payment terms and one of which was classified as a TDR due to a change in payment terms. The Company had two TDRs in the amount of $142 thousand as of December 31, 2020, one of which was classified as a TDR due to a change in interest rate and payment terms and the other loan was classified as a TDR due to a change in payment terms.

The following table presents an analysis of the change in the ALL by loan type as of and for the periods stated.

	For the three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
ALL, beginning of period	$13,827	$4,572
Charge-offs
Commercial and industrial	$(359)	$—
Real estate – mortgage	(12)	—
Consumer	(263)	(319)
Total charge-offs	(634)	(319)
Recoveries
Commercial and industrial	56	1
Real estate – mortgage	16	—
Consumer	137	68
Total recoveries	209	69
Net charge-offs	(425)	(250)
Provision for loan losses	—	575
ALL, end of period	$13,402	$4,897

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the periods stated.

	For the three months ended March 31, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate – Construction Commercial	Real Estate – Construction Residential	Real Estate – Mortgage, Commercial	Real Estate – Mortgage, Residential	Real Estate – Mortgage, Farmland	Consumer	Total
ALL, beginning of period	$3,762	$960	$150	4,215	$1,481	$18	$3,241	$13,827
Charge-offs	(359)	—	—	—	(12)	—	(263)	(634)
Recoveries	56	—	—	—	16	—	137	209
Provision for loan losses	—	—	—	—	—	—	—	—
ALL, end of period	$3,459	$960	$150	$4,215	$1,485	$18	$3,115	$13,402
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$3,459	$960	$150	$4,215	$1,485	$18	$3,115	$13,402

	For the three months ended March 31, 2020
(Dollars in thousands)	Commercial and Industrial	Real Estate – Construction Commercial	Real Estate – Construction Residential	Real Estate – Mortgage Commercial	Real Estate – Mortgage Residential	Real Estate – Mortgage, Farmland	Consumer	Total
ALL, beginning of period	$841	$220	$60	1,604	$510	$9	$1,328	$4,572
Charge-offs	—	—	—	—	—	—	(319)	(319)
Recoveries	1	—	—	—	—	—	68	69
Provision for loan losses	86	27	11	62	16	—	373	575
ALL, end of period	$928	$247	$71	$1,666	$526	$9	$1,450	$4,897
Individually evaluated for impairment	$144	$—	$—	$—	$—	$—	$—	$144
Collectively evaluated for impairment	$784	$247	$71	$1,666	$526	$9	$1,450	$4,753

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk (loan grade). This analysis typically includes larger non-homogeneous loans, such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained.

The following tables present the Company’s loan portfolio by internal loan grade as of the dates stated.

	March 31, 2021
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$1,218	$552	$125,985	$128,054	$13,434	$7,300	$10,292	$286,835
Paycheck Protection Program	608,692	—	—	—	—	—	—	608,692
Real estate – construction, commercial	—	650	36,028	78,234	9,045	29,605	2,069	155,631
Real estate – construction, residential	147	74	21,005	20,622	7,228	—	262	49,338
Real estate – mortgage, commercial	—	2,645	316,340	228,523	47,630	45,092	9,244	649,474
Real estate – mortgage residential	536	9,561	329,777	131,986	15,773	2,870	5,798	496,301
Real estate – mortgage, farmland	410	—	1,220	3,615	—	—	—	5,245
Consumer	398	23	18,806	42,638	2,191	497	657	65,210
Gross loans	$611,401	$13,505	$849,161	$633,672	$95,301	$85,364	$28,322	$2,316,726
Less: Deferred loan fees, net of costs								(12,184)
Total								$2,304,542

	December 31, 2020
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$844	$484	$23,828	$85,928	$7,251	$4	$5,336	$123,675
Paycheck Protection Program	292,068	—	—	—	—	—	—	292,068
Real estate – construction, commercial	—	2,143	19,524	26,324	5,916	218	577	54,702
Real estate – construction, residential	—	—	3,073	8,247	6,458	—	262	18,040
Real estate – mortgage, commercial	—	3,994	128,163	114,977	15,799	2,968	7,598	273,499
Real estate – mortgage residential	—	3,583	101,078	100,601	5,750	158	2,234	213,404
Real estate – mortgage, farmland	444	—	1,175	1,996	—	—	—	3,615
Consumer	324	36	17,062	28,033	521	1	707	46,684
Gross loans	$293,680	$10,240	$293,903	$366,106	$41,695	$3,349	$16,714	$1,025,687
Less: Deferred loan fees, net of costs								(4,271)
Total								$1,021,416

Note 6 – Goodwill and Intangibles

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 5 to 12 years. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheets.

The following table presents the components of goodwill as of the dates stated.

(Dollars in thousands)	Year of acquisition	March 31, 2021	December 31, 2020
Charlottesville branch acquisition	2011	$366	$366
River Bancorp, Inc. acquisition	2016	1,728	1,728
Mortgage business acquisition	2018	600	600
Hammond Insurance Agency acquisition	2019	613	613
Virginia Community Bankshares, Inc. acquisition	2019	16,585	16,585
Bay Banks Merger	2021	7,206	—
		$27,098	$19,892

The following table presents information on amortizable intangible assets included on the Company’s consolidated balance sheets as of the dates stated.

	Gross		Net
(Dollars in thousands)	Carrying	Accumulated	Carrying
March 31, 2021	Value	Amortization	Value
Core deposit intangibles	$9,626	$(1,683)	$7,943
Other amortizable intangibles	2,528	(1,031)	1,497
Total	$12,154	$(2,714)	$9,440

	Gross		Net
(Dollars in thousands)	Carrying	Accumulated	Carrying
December 31, 2020	Value	Amortization	Value
Core deposit intangibles	$2,776	$(1,366)	$1,410
Other amortizable intangibles	2,528	(1,016)	1,512
Total	$5,304	$(2,382)	$2,922

As a result of the Bay Banks Merger, a core deposit intangible asset of $6.9 million was recorded as of the acquisition date and is being amortized on an accelerated basis over 10 years using the sum-of-years digits method.

Included in other amortizable intangibles were loan servicing assets of $277 thousand and $209 thousand at March 31, 2021 and December 31, 2020, respectively, related to the sale of the government guaranteed portion of certain loans that the Company continues to service. Loan servicing assets of $68 thousand and $189 thousand were added during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. The amortization of these intangibles is included in interest and fees on loans in the Company’s consolidated statement of income.

The Company retains servicing rights on mortgages originated and sold to the secondary market. The Company records mortgage servicing rights (“MSR”) initially at fair value and subsequently accounts for them under the amortization method, pursuant to which an impairment assessment is performed each reporting period. The amortization method requires that the MSR assets be recorded at the lower of cost or fair value. As of March 31, 2021 and December 31, 2020, the carrying value of MSR assets were $11.4 million and $7.1 million, respectively.

Note 7 – Other Real Estate Owned

The following table presents the number and carrying values of properties included in other real estate owned (“OREO”) as of the dates stated.

	March 31, 2021		December 31, 2020
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	1	$—	1	$—
Land	6	420	—	—
Commercial properties	1	174	—	—
Total other real estate owned	8	$594	1	$—

As a result of the Bay Banks Merger, the Company acquired $598 thousand of OREO as of the merger date. As of March 31, 2021, the carrying value of the OREO portfolio totaled $594 thousand.

As of December 31, 2020, the Company had one OREO property with a carrying value of $0 that was acquired in 2019 as a result of the merger with Virginia Community Bankshares, Inc.

No residential mortgage loans were in the process of foreclosure as of March 31, 2021.

Note 8 – Borrowings

FHLB Borrowings

The Bank has a borrowing facility from the FHLB secured by the Bank’s real estate loans and certain pledged securities. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The available line of credit totaled $426.8 million as of March 31, 2021. The Bank had borrowings from the FHLB that totaled $183.1 million and $115.0 million as of March 31, 2021 and December 31, 2020, respectively. Of these advances, the Company assumed $10.1 million in the Bay Banks Merger. The borrowings also required the Bank to own $8.2 million of FHLB stock, as March 31, 2021, which is included in restricted equity investments on the Company’s consolidated balance sheets.

The following table presents information regarding FHLB advances outstanding as of the date stated.

	March 31, 2021
			Stated
		Originated	Interest	Maturity
(Dollars in thousands)	Balance	Date	Rate	Date
Convertible	$10,122	2/28/2020	0.56%	2/28/2030
Daily Rate Credit	31,000	11/6/2020	0.36%	11/8/2021
Fixed Rate Credit	15,000	1/4/2021	0.23%	4/1/2021
Fixed Rate Credit	25,000	2/2/2021	0.21%	5/3/2021
Fixed Rate Credit	35,000	2/8/2021	0.18%	5/6/2021
Fixed Rate Credit	10,000	2/26/2021	0.19%	5/28/2021
Fixed Rate Credit	10,000	2/26/2021	0.19%	5/28/2021
Fixed Rate Credit	27,000	3/8/2021	0.18%	4/8/2021
Fixed Rate Credit	20,000	3/17/2021	0.17%	6/17/2021
Total FHLB borrowings	$183,122

As of March 31, 2021, 1-4 family residential loans held for investment with a lendable value of $229.3 million, multi-family residential loans with a lendable value of $34.4 million, commercial real estate loans with a lendable value of $117.3 million, 1-4 family residential loans held for sale with a lendable value of $23.3 million, and securities with a lendable value of $22.6 million were pledged against the available line of credit with the FHLB. The Bank also has letters of credit with the FHLB totaling $59.0 million for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB.

FRB Borrowings

In the second quarter of 2020, the Company began participating in the FRB’s PPPLF, which allows banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed annual cost of 35 basis points, and receive favorable regulatory capital treatment. As of March 31, 2021, these FRB borrowings were composed of 77 PPPLF advances, totaling $509.7 million with maturities ranging from 1.0 to 4.9 years. Of this balance, 6 PPPLF advances totaling $24.8 million were assumed by the Company in the Bay Banks Merger. As of December 31, 2020, the Company’s FRB borrowings were composed of 23 PPPLF advances, totaling $281.6 million with maturities ranging from 1.2 years to 4.5 years.

Other Borrowings

The Company has unsecured lines of credit with correspondent banks, which totaled $79.0 million and $38.0 million at March 31, 2021 and December 31, 2020, respectively. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. As of March 31, 2021 and December 31, 2020, none of these lines of credit with correspondent banks were drawn upon.

The Company had $54.6 million and $24.5 million of subordinated notes, net, outstanding as of March 31, 2021 and December 31, 2020, respectively. The Company assumed $30.9 million par value (or $31.9 million fair value) of subordinated notes in the Bay Banks Merger, which is composed of an issuance in October 2019 and maturing October 15, 2029 (the “2029 Bay Banks Notes”) and an issuance in May 2015 and maturing May 28, 2025 (the “2025 Bay Banks Notes”).

The Bay Banks 2029 Notes bear interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate (“SOFR”) (as defined in the 2029 Bay Banks Notes) plus 433.5 basis points, payable quarterly in arrears. The Bay Banks 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the other subordinated notes issued by the Company. Beginning on October 15, 2024 through maturity, the 2029 Bay Banks Notes may be redeemed, at the Company's option, on any scheduled interest payment date. As of March 31, 2021, the net carrying amount of the 2029 Bay Banks Notes was $25.4 million, inclusive of a $855 thousand purchase accounting adjustment (premium). For the three months ended March 31, 2021, the effective interest rate on the 2029 Bay Banks Notes was 4.74%, inclusive of the amortization of the purchase accounting adjustment (premium) recorded at the effective date of the Bay Banks Merger.

The 2025 Bay Banks Notes bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The Company has the right to redeem the 2025 Bay Banks Notes, in whole or in part, without premium or penalty, at any interest payment date. The 2025 Bay Banks Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the other subordinated notes issued by the Company. As of March 31, 2021, the net carrying amount of the 2025 Bay Banks Notes was $6.5 million, inclusive of a $60 thousand purchase accounting adjustment (premium). For the three months ended March 31, 2021, the effective interest rate on the 2025 Bay Banks Notes was 4.84%, inclusive of the amortization of the purchase accounting adjustment (premium) recorded at the effective date of the Bay Banks Merger.

On May 28, 2020, the Company issued a subordinated note with a principal amount of $15.0 million which matures on June 1, 2030 (the “2030 Note”). The aggregate carrying value of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.7 million as of March 31, 2021. For the three months ended March 31, 2021, the effective interest rate on the 2020 Note was 6.13%.

On November 20, 2015, the Company issued an aggregate of $10.0 million of subordinated notes to institutional accredited investors, which mature on December 1, 2025 (the “2025 Notes”). The Company has the right to redeem the 2025 Notes, in whole or in part, without premium or penalty, at any interest payment date. The aggregate carrying value of the 2025 Notes, including capitalized, unamortized debt issuance costs, was $8.0 million as of March 31, 2021. For the three months ended March 31, 2021 and 2020, the effective interest rate on the 2025 notes was 5.56% and 6.88%, respectively.

Note 9 – Derivatives

The Company enters into interest rate swap agreements (‘‘swap agreements’’) to facilitate the risk management strategies to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly rated third-party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities).

The following tables present the notional and fair value of interest rate swaps recorded as other assets and other liabilities on the Company’s consolidated balance sheets as of the dates stated.

	March 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,088	$215
Pay fixed/receive variable swaps	2,088	(215)

	December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,100	$339
Pay fixed/receive variable swaps	2,100	(339)

The Company has entered into various cash flow hedges as defined by ASC 815-20, Derivatives and Hedging. The objective of these interest rate swaps was to hedge the risk of variability in the Company’s cash flows attributable to changes in the 3-month LIBOR index rate component of forecasted three-month fixed rate funding advances from the FHLB. The hedging objective was to reduce the interest rate risk associated with the Company’s fixed rate advances from the designation date and going through the maturity date. The identified hedge layers are summarized as follows (in thousands):

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$15,000	$15,000	July 1, 2019	July 1, 2022
$25,000	$25,000	August 2, 2019	February 2, 2023
$10,000	$10,000	August 29, 2019	August 29, 2023

Each hedge layer has a variable receive leg of 3-month LIBOR and a fixed pay leg of 1.80%.

At the time the hedges identified in the table above expire, new hedges will begin summarized as follows (in thousands):

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$15,000	$15,000	July 1, 2022	July 1, 2032
$25,000	$25,000	February 2, 2023	February 2, 2033
$10,000	$10,000	August 29, 2023	August 29, 2033

Each hedge layer has a variable receive leg of 3-month LIBOR and a fixed pay leg ranging from 0.92% to 0.95%.

Beginning in 2020, the Company entered into three additional hedges summarized as follows (in thousands):

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$20,000	$20,000	March 13, 2020	March 13, 2030
$35,000	$35,000	May 6, 2020	May 6, 2027
$10,000	$10,000	May 29, 2020	May 29, 2027

Each hedge layer has a variable receive leg of 3-month LIBOR and a fixed pay leg ranging from 0.83% to 0.86%.

The Company has the intent and ability to fund the 3-month rate advances during the term of these cash flow hedges. Interest rate swap assets and liabilities were $7.2 million and $1.6 million, respectively, as of March 31, 2021, and $1.7 million and $2.7 million, respectively, as of December 31, 2020. The Company had cash collateral with the counterparties of $6.0 million included within other assets on the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The Bank also participates in a “mandatory” delivery program for its government guaranteed and conventional mortgage loans held for sale. Under the mandatory delivery program, loans with interest rate locks are paired with the sale of a to-be-announced mortgage-backed security bearing similar attributes. Under the mandatory delivery program, the Bank commits to deliver loans to an investor at an agreed upon price after the close of such loans. This differs from a “best efforts” delivery, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked.  The Bank had entered into $129.8 million and $154.3 million of rate lock commitments with borrowers, net of expected fallout, as of March 31, 2021 and December 31, 2020, respectively, and $87.7 million and $97.1 million of closed loan inventory waiting for sale, which were hedged by $182.5 million and $225.0 million in forward to-be-announced mortgage-backed securities as of March 31, 2021 and December 31, 2020, respectively. Mortgage derivative assets of $5.9 million and $5.3 million and mortgage derivative liabilities of $0 and $1.6 million were included in other liabilities on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

Note 10 – Stock-Based Compensation

The Company has granted restricted stock awards to employees and directors under the Company’s 2017 Equity Incentive Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period. Compensation expense recognized in the consolidated statements of income related to restricted stock awards, net of forfeitures, was $167 thousand and $79 thousand for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, restricted stock awards relating to 115,617 shares of the Company’s common stock were outstanding (173,425 shares on a post Stock Split basis) totaling $1.4 million of unrecognized compensation expense as of the same date.

The Company converted options to purchase 198,362 shares of Bay Banks common stock into options to acquire 99,176 shares (148,764 on a post Stock Split basis) of the Company’s common stock pursuant to the Bay Banks Merger. The converted stock options are fully vested, and the estimated fair value as of the effective date of the merger was $472 thousand and included in the Bay Banks Merger consideration.

The estimated fair value of $472 thousand was determined using the Black-Scholes Model, which requires the use of assumptions including the risk-free interest rate, expected term, expected volatility (of the underlying stock), and expected dividend yield.

The following table presents the ranges and weighted-averages of assumptions used in the Black-Scholes Model to determine the estimated fair value of the converted stock options from the Bay Banks Merger.

	As of January 31, 2021
	Range	Weighted-average
Risk free interest rate (U.S. Treasury)	0.06% - 0.45%	0.32%
Expected term (years)	0.14 - 5.00	3.89
Expected volatility	21.2% - 38.2%	32.8%
Expected dividend yield	2.85%	2.85%

The weighted-average exercise price and remaining contractual life (in years) of the stock options as of the date of the Bay Banks Merger was $14.83 per stock option ($9.89 on a post Stock Split basis) and 5.47 years, respectively.

During the first quarter of 2021, 44,688 stock options were exercised (67,031 on a post Stock Split basis), resulting in 54,488 options outstanding (81,732 on a post Stock Split basis) as of March 31, 2021.

Note 11 – Fair Value

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

Rabbi trust assets

As a result of the Bay Banks Merger, the Company acquired and assumed a rabbi trust and deferred compensation plan. The assets held by the rabbi trust are invested at the direction of the individual participants and are generally invested in marketable investment securities, such as common stocks and mutual funds or short-term investments (e.g., cash) (Level 1). Rabbi trust assets and the associated deferred compensation plan liability are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

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

Cash flow hedges (interest rate swaps) hedge against the risk of variability in cash flows attributable to changes in the 3-month LIBOR index rate component of forecasted 3-month fixed rate funding advances from the FHLB. These cash flow hedges are recorded at fair value utilizing Level 2 inputs.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	March 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$31,476	$—	$31,476	$—
U.S. Treasury and agencies	53,726	—	53,726	—
Mortgage backed securities	157,128	—	157,128	—
Corporate bonds	36,404	—	36,404	—
Total securities available for sale	$278,734	$—	$278,734	$—
Other assets
Rabbi trust assets	$1,130	$1,130	$—	$—
Mortgage derivative asset	5,949	—	5,949	—
Interest rate swap asset	7,248	—	7,248	—
Other liabilities
Mortgage derivative liability	$—	$—	$—	$—
Interest rate swap liability	1,593	—	1,593	—

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$14,259	$—	$14,259	$—
U.S. Treasury and agencies	2,409	—	2,409	—
Mortgage backed securities	72,635	—	72,635	—
Corporate bonds	20,172	—	20,172	—
Total securities available for sale	$109,475	$—	$109,475	$—
Other assets
Mortgage derivative asset	$5,293	$—	$5,293	$—
Interest rate swap asset	1,716	—	1,716	—
Other liabilities
Mortgage derivative liability	$1,569	$—	$1,569	$—
Interest rate swap liability	2,735	—	2,735	—

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

The following tables present the change in MSR assets using Level 3 inputs as of and for the periods stated.

(Dollars in thousands)	MSRs
Balance, December 31, 2020	$7,084
Acquired in Bay Banks Merger	987
Additions	3,935
Write-offs	(122)
Amortization	(452)
Impairments	(1)
Fair value adjustments	2,397
Balance, March 31, 2021 - fair value	$13,828
Balance, March 31, 2021 - amortized cost	$11,442

(Dollars in thousands)	MSRs
Balance, December 31, 2019	$—
Additions	7,539
Write-offs	(61)
Amortization	(391)
Impairments	(3)
Fair value adjustments	207
Balance, December 31, 2020 - fair value	$7,291
Balance, December 31, 2020 - amortized cost	$7,084

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of March 31, 2021 and December 31, 2020, the Company was servicing approximately $1.38 billion and $846.5 million of loans, respectively. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and utilizing assumed servicing costs and prepayment speeds. The weighted average net servicing fee income of the portfolio was 27.5 basis points as of March 31, 2021. Estimated base annual servicing costs were $65.00 to $80.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 12.41% as of March 31, 2021. A base discount rate of 9.50% to 12.50% (9.74% weighted average discount rate) was then applied to each pool’s projected future cash flows as of March 31, 2021. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral, if any, less estimated costs to sell, if the loan is collateral dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). If the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value based on the borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statements or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

Other Real Estate Owned

Certain assets such as OREO are measured at fair value less estimated costs to sell. Valuation of OREO is generally determined using current appraisals from independent appraisers, a Level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a real estate agent or broker, estimated selling costs reduce the listing price, resulting in a valuation based on Level 3 inputs.

The Company had no OREO at December 31, 2020.

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	March 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$5,692	$—	$—	$5,692
Loans held for sale	122,453	—	122,453	—
OREO	594	—	—	594

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,187	$—	$—	$2,187
Loans held for sale	148,209	—	148,209	—

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

	Balance as of	Valuation	Unobservable	Weighted
(Dollars in thousands)	March 31, 2021	Technique	Input	Average
Impaired loans, net	$5,692	Discounted appraised value	Selling costs	10%
OREO	594	Discounted appraised value	Selling costs	7%

(Dollars in thousands)	December 31, 2020	Technique	Input	Average
Impaired loans, net	$2,097	Discounted appraised value	Selling costs	10%
	90	Discounted cash flows	Discount rate	6%

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

The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. The fair value of the Company’s loan portfolio also considers illiquidity risk through the use of a discounted cash flow model to compensate for based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of both credit risk and illiquidity risk provides an estimated exit price for the Company’s loan portfolio. Loans held for investment are reported as Level 3.

There is no credit risk associated with PPP loans as they are fully guaranteed by the U.S. government. Further, the Company believes the PPP loans will be forgiven within 1.5 years for PPP 1 loans and between one and three years for PPP 2 loans, depending on the loan’s balance, and any fair value adjustment for potential interest rate change was considered inconsequential as of March 31, 2021. As a result, the carrying value of PPP loans reasonably approximates fair value (Level 3).

The carrying value of cash surrender value of life insurance reasonably approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information by insurance carriers (Level 2).

The carrying value of noninterest-bearing deposits approximates fair value (Level 1). The carrying values of interest-bearing demand, money market, and savings deposits approximates fair value based on their current pricing and are reported as Level 2. The fair value of certificates of deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period. Time deposits are reported as Level 3.

The fair value of the FHLB borrowings is estimated by discounting the future cash flows using current interest rates offered for similar advances (Level 2).

The fair value of FRB borrowings was approximated as its carrying value as there is no comparable debt to PPPLF advances (Level 2).

The fair value of the Company’s subordinated notes was estimated by utilizing recent issuance rates for subordinated debt offerings of similar issuer size (Level 3).

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change, and these changes may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Borrowers with fixed rate obligations, however, are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the Company’s financial instruments as of the dates stated.

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of March 31, 2021
(Dollars in thousands)	March 31, 2021	March 31, 2021	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$273,540	$273,540	$273,540	$—	$—
Federal funds sold	5,238	5,238	5,238	—	—
Certificates of deposit	1,018	1,018	—	1,018	—
Securities available for sale	278,734	278,734	—	278,734	—
Restricted equity and other investments	14,821	14,821	—	14,821	—
PPP loans receivable, net	597,626	597,626	—	—	597,626
Loans held for investment, net	1,693,514	1,713,201	—	—	1,713,201
Accrued interest receivable	10,507	10,507	—	10,507	—
Bank owned life insurance	36,164	36,164	—	36,164	—
Financial Liabilities
Noninterest-bearing demand deposits	$617,102	$617,102	$617,102	$—	$—
Interest-bearing demand and money market deposits	751,390	751,390	—	751,390	—
Savings deposits	159,455	159,455	—	159,455	—
Time deposits	612,171	618,166	—	—	618,166
Securities sold under repurchase agreements	1,198	1,198	1,198	—	—
FHLB borrowings	183,122	182,890	—	182,890	—
FRB borrowings	509,667	509,667	—	509,667	—
Subordinated notes, net	54,588	56,342	—	—	56,342

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2020
(Dollars in thousands)	December 31, 2020	December 31, 2020	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$117,945	$117,945	$117,945	$—	$—
Federal funds sold	775	775	775	—	—
Securities available for sale	109,475	109,475	—	109,475	—
Restricted equity investments	11,173	11,173	—	11,173	—
PPP loans receivable, net	288,533	288,533	—	—	288,533
Loans held for investment, net	719,056	720,396	—	—	720,396
Accrued interest receivable	5,428	5,428	—	5,428	—
Bank owned life insurance	15,724	15,724	—	15,724	—
Financial Liabilities
Noninterest-bearing demand deposits	$333,051	$333,051	$333,051	$—	$—
Interest-bearing demand and money market deposits	282,263	282,263	—	282,263
Savings deposits	78,352	78,352	—	78,352	—
Time deposits	251,443	257,647	—	—	257,647
FHLB borrowings	115,000	114,983	—	114,983	—
FRB borrowings	281,650	281,650	—	281,650	—
Subordinated notes, net	24,506	25,830	—	—	25,830

Note 12 – Leases

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the

Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs, and any incentives received from the lessor.

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

The Company assumed five operating leases for real estate in the Bay Banks Merger. In accordance with ASC 842–Leases, the original classification of each lease was retained and not re-evaluated as part of the accounting for the business combination. The Company measured each of the assumed lease liabilities as if the lease was new, determined the appropriate lease liability and right-of-use asset fair value based on the Company’s incremental borrowing rate at merger date, and obtained independent assessments of favorable or unfavorable market terms for each lease contract.

The following tables present information about the Company’s leases as of and for the periods stated.

(Dollars in thousands)	March 31, 2021
Lease liabilities	$7,990
Right-of-use asset	$6,805
Weighted average remaining lease term (years)	6.22
Weighted average discount rate	2.94%

	For the three months ended March 31,
(Dollars in thousands)	2021	2020
Operating lease cost	$646	$431
Total lease cost	$646	$431

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

(Dollars in thousands)	March 31, 2021
Nine months ending December 31, 2021	$1,636
Twelve months ending December 31, 2022	1,596
Twelve months ending December 31, 2023	1,268
Twelve months ending December 31, 2024	940
Twelve months ending December 31, 2025	786
Thereafter	2,403
Total undiscounted cash flows	8,629
Discount	(639)
Lease liabilities	$7,990

Note 13 – Minimum Regulatory Capital

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

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements phased-in over a multi-year schedule and fully phased-in at January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of March 31, 2021 and December 31, 202, the Bank met all capital adequacy requirement to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$236,932	13.67%	$182,013	10.50%	$173,345	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$223,428	12.89%	$147,343	8.50%	$138,676	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$223,428	12.89%	$121,342	7.00%	$112,674	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$223,428	10.69%	$83,617	4.00%	$104,521	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$109,219	13.10%	$87,574	10.50%	$83,404	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$70,893	8.50%	$66,723	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$58,383	7.00%	$54,213	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$98,751	8.34%	$47,363	4.00%	$59,180	5.00%

The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies.

Note 14 – Commitments & Contingencies

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2021 and December 31, 2020, the Company had outstanding loan commitments of $315.7 million and $126.0 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of March 31, 2021 and December 31, 2020, commitments under outstanding performance stand-by letters of credit totaled $7.3 million and $0, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2021 and December 31, 2020, commitments under outstanding financial stand-by letters of credit totaled $4.8 million and $6.1 million, respectively. The credit risk of issuing stand-by letters of credit is essentially the same as that involved in extending loans to customers.

The Company had no reserve for unfunded commitments recorded as of March 31, 2021 and December 31, 2020.

Note 15 – Earnings Per Share

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options, including those converted and assumed in the Bay Banks Merger. For the three months ended March 31, 2021, stock options for 75,410 shares of the Company’s common stock were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive. Weighted average common shares outstanding, basic and dilutive, for all periods presented are presented on a post Stock Split basis.

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2021	2020
Net income	$4,237	$841
Net income attributable to noncontrolling interest	(9)	(9)
Net income available to common shareholders	$4,228	$832
Weighted average common shares outstanding, basic	15,137,446	8,496,581
Effect of dilutive securities	16,533	—
Weighted average common shares outstanding, dilutive	15,153,979	8,496,581
Basic and diluted earnings per common share	$0.28	$0.10

Note 16 – Business Segments

The Company has identified two primary business segments which are commercial banking and mortgage banking. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income, and interest earned on mortgage loans held for sale.

The following tables present revenues and expenses by segment for the periods stated.

	For the three months ended March 31, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$21,707	$820	$49	$—	$22,576
Service charges on deposit accounts	327	—	—	—	327
Residential mortgage banking income, net	—	9,301	—	—	9,301
Mortgage servicing rights	—	3,371	—	—	3,371
Gain on sale of guaranteed USDA loans	1,074	—	—	—	1,074
Wealth and trust management	602	—	—	—	602
Increase in cash surrender value of bank owned life insurance	164	—	—	—	164
Payroll processing revenue	270	—	—	—	270
Bank and purchase card, net	300	—	—	—	300
Other income	373	—	52	(25)	400
Total income	24,817	13,492	101	(25)	38,385
Expenses:
Interest expense	1,871	58	630	—	2,559
Provision for loan losses	—	—	—	—	—
Salaries and employee benefits	5,741	8,268	—	—	14,009
Merger-related expenses	8,137	—	882	—	9,019
Other operating expenses	5,170	2,181	158	(25)	7,484
Total expense	20,919	10,507	1,670	(25)	33,071
Income (loss) before income taxes	3,898	2,985	(1,569)	—	5,314
Income tax expense	763	605	(291)	—	1,077
Net income (loss)	$3,135	$2,380	$(1,278)	$—	$4,237
Net (income) loss attributable to noncontrolling interest	$(9)	$—	$—	$—	$(9)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$3,126	$2,380	$(1,278)	$—	$4,228

	For the three months ended March 31, 2020
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$10,057	$362	$4	$—	$10,423
Service charges on deposit accounts	272	—	—	—	272
Residential mortgage banking income, net	—	3,861	—	—	3,861
Gain on sale of guaranteed USDA loans	20	—	—	—	20
Increase in cash surrender value of bank owned life insurance	93	—	—	—	93
Payroll processing revenue	303	—	—	—	303
Bank and purchase card, net	129	—	—	—	129
Other income	168	—	—	(6)	162
Total income	11,042	4,223	4	(6)	15,263
Expenses:
Interest expense	2,121	102	177	—	2,400
Provision for loan losses	575	—	—	—	575
Salaries and employee benefits	3,433	3,908	—	—	7,341
Merger-related expenses	265	—	4		269
Other operating expenses	2,266	1,105	205	(6)	3,570
Total expense	8,660	5,115	386	(6)	14,155
Income (loss) before income taxes	2,382	(892)	(382)	—	1,108
Income tax expense	498	(188)	(43)	—	267
Net income (loss)	$1,884	$(704)	$(339)	$—	$841
Net (income) loss attributable to noncontrolling interest	$(9)	$—	$—	$—	$(9)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$1,875	$(704)	$(339)	$—	$832

Note 17 – Changes to Accumulated Other Comprehensive Income, net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended March 31, 2021
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2021	$1,069	$(805)	$264
Change in net unrealized holding (losses) gains on securities available for sale, net of deferred tax benefit of $660	(2,482)	—	(2,482)
Change in net unrealized holding gains (losses) on interest rate swaps, net of deferred tax expense of $1,662	—	6,253	6,253
Balance as of March 31, 2021	$(1,413)	$5,448	$4,035

	For the three months ended March 31, 2020
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2020	$423	$(194)	$229
Change in net unrealized holding (losses) gains on securities available for sale, net of deferred tax benefit of $128	(484)	—	(484)
Change in net unrealized holding (losses) gains on interest rate swaps, net of deferred tax benefit of $665	—	(2,499)	(2,499)
Balance as of March 31, 2020	$(61)	$(2,693)	$(2,754)

Note 18 – Legal Matters

On August 12, 2019, a former employee of Virginia Community Bankshares, Inc. (“VCB”) and participant in its Employee Stock Ownership Plan (the “VCB ESOP”) filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the VCB ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division. The complaint alleges, among other things, that the defendants breached their fiduciary duties to VCB ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the VCB ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of the Company’s 2019 acquisition of VCB. The outcome of this litigation is uncertain, and the plaintiff and other individuals may file additional lawsuits related to the VCB ESOP. The defense, settlement, or adverse outcome of any such lawsuit or claim could have a material adverse financial impact on the Company. The Company believes the claims are without merit and no loss has been accrued for this lawsuit.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of our operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations for the balance of 2021, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

Cautionary Note About Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: the effect of the COVID-19 pandemic, including its potential adverse effect on economic conditions, and the Company’s employees, customers, loan losses, and financial performance; the Company’s participation in the Paycheck Protection Program (“PPP”); changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”); the quality or composition of the loan and investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area; accounting principles, policies, and guidelines; changes in banking, tax, and other laws and regulations and interpretations or guidance thereunder; technological changes; fraud and cybersecurity risks; the effects of the Company’s merger with Bay Banks of Virginia, Inc. (“Bay Banks”) and other acquisitions the Company may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such transactions, disruptions in customer and employee relationships and business operations, and unexpected costs and difficulties integrating the companies’ business, and other factors detailed in the Company’s publicly filed documents, including the factors described in Item 1A., “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K). These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

Merger with Bay Banks of Virginia, Inc.

On January 31, 2021, the Company completed a merger with Bay Banks, a bank holding company conducting substantially all its operations through its bank subsidiary, Virginia Commonwealth Bank, and its wealth and trust management subsidiary, VCB Financial Group, Inc. (the “Financial Group”). Immediately following the Company’s merger with Bay Banks, Bay Banks’ subsidiary bank was merged with and into the Bank, while the Financial Group became a subsidiary of the Company (collectively, the “Bay Banks Merger”).

Information contained herein as of March 31, 2021 includes the balances of Bay Banks; information contained herein as of the year ended December 31, 2020 does not include the balances of Bay Banks. Information for the three months ended March 31, 2021 includes the operations of Bay Banks only for the period immediately following the effective date (January 31, 2021) of the Bay Banks Merger through March 31, 2021.

Stock Split

On March 17, 2021, the Company announced that its board of directors had approved a three-for-two stock split (“Stock Split”) effected in the form of a 50% stock dividend on its common stock outstanding on April 30, 2021 to shareholders of record as of April 20, 2021. Cash was paid in lieu of fractional shares based on the closing price of the

Company’s common stock on the record date. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and disclosures have been retroactively adjusted to reflect the Stock Split, unless otherwise noted.

General

There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2020 Form 10-K, except for the addition of accounting for business combinations, due to significance of the Bay Banks Merger. See Note 2 – Summary of Significant Accounting Policies in Item 8 of the Company’s 2020 Form 10-K for more information.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, or shareholders’ equity as previously reported.

Comparison of Financial Condition as of March 31, 2021 and December 31, 2020

Total assets as of March 31, 2021 were $3.17 billion, an increase of $1.67 billion from $1.50 billion at December 31, 2020. The increase in total assets was primarily due to the Bay Banks Merger, which increased assets by $1.22 billion at the effective date of the merger, and higher balances of PPP loans, which increased to $597.6 million at March 31, 2021 from $288.5 million at December 31, 2020. Of the increase in total assets due to the Bay Banks Merger, $1.03 billion were related to loans held for investment. The preliminary purchase accounting adjustment (discount) to record the Bay Banks loan portfolio at estimated fair value, at the effective date of the merger, was $17.9 million, or 1.70% of the pre-adjusted portfolio balance. No allowance for loan losses (“ALL”) carried over in the business combination.

Total deposits at March 31, 2021 were $2.14 billion, an increase of $1.20 billion from December 31, 2020, of which $1.03 billion were assumed in the Bay Banks Merger at the effective date of the merger. The remaining increase in the first quarter of 2021 was primarily attributable to funds retained from PPP customers and additional customer deposits from economic stimulus funds granted by the federal government’s response to the COVID-19 pandemic.

The majority of PPP loans were funded through the Paycheck Protection Plan Liquidity Facility (“PPPLF”), resulting in an increase in Federal Reserve Bank (“FRB”) advances to $509.7 million as of March 31, 2021 from $281.7 million as of December 31, 2020.

Total shareholders’ equity increased by $131.5 million to $239.7 million as of March 31, 2021 compared to $92.3 million at December 31, 2020, primarily attributable to the $124.8 million of consideration paid in the Bay Banks Merger.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, the Company reported net income of $4.2 million, or $0.28 earnings per diluted common share, compared to $832 thousand, or $0.10 earnings per diluted common share, for the three months ended March 31, 2020. Earnings for the first quarters of 2021 and 2020 included merger-related expenses of $9.0 million and $269 thousand, respectively.

Net Interest Income. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. The Company’s principal interest-earning assets are loans to individuals, businesses, and real estate investors, as well as its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and Federal Home Loan Bank of Atlanta (“FHLB”) and FRB advances. Generally, changes in net interest income are measured by the net interest rate spread and the net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income and interest expense calculated as a percentage of average earning assets.

The following table presents the average balance sheets for the three months ended March 31, 2021 and March 31, 2020. Also shown are the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	As of and For the three months ended March 31,
	2021			2020			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (12)	Rate (12)
Average Assets
Taxable securities	$213,028	$1,130	2.12%	$111,575	$759	2.72%	$371	$690	$(319)
Tax-exempt securities (2)	14,170	67	1.89%	6,298	58	3.68%	9	72	(63)
Total securities	227,198	1,197	2.11%	117,873	817	2.77%	380	763	(383)
Interest-earning deposits in other banks	131,051	30	0.09%	37,789	70	0.74%	(40)	173	(213)
Federal funds sold	3,113	—	—	114	2	7.02%	(2)	53	(55)
Loans held for sale	132,918	821	2.47%	53,864	439	3.26%	382	644	(262)
Paycheck Protection Program loans (3)	452,096	4,477	3.96%	—	—	—	4,477	4,477	—
Loans held for investment (3,4,5)	1,386,113	16,065	4.64%	655,670	9,105	5.55%	6,960	10,143	(3,183)
Total average interest-earning assets	2,332,489	22,590	3.87%	865,310	10,433	4.82%	12,157	16,253	(4,096)
Less: allowance for loan losses	(13,625)			(4,608)
Total noninterest-earning assets	157,048			88,123
Total average assets	$2,475,912			$948,825
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$700,291	$462	0.26%	$295,349	$490	0.66%	$(28)	$672	$(700)
Time deposits (6)	498,965	1,079	0.86%	246,673	1,235	2.00%	(156)	1,263	(1,419)
Total interest-bearing deposits	1,199,256	1,541	0.51%	542,022	1,725	1.27%	(184)	1,935	(2,119)
FHLB borrowings (7)	137,583	85	0.25%	120,313	498	1.66%	(413)	71	(484)
FRB borrowings	348,803	304	0.35%	—	—	—	304	304	—
Subordinated notes and other borrowings (8)	47,016	630	5.36%	9,803	177	7.22%	453	672	(219)
Total average interest-bearing liabilities	1,732,658	2,560	0.59%	672,138	2,400	1.43%	160	2,982	(2,822)
Noninterest-bearing demand deposits	522,971			170,904
Other noninterest-bearing liabilities	25,180			13,293
Stockholders’ equity	195,103			92,490
Total average liabilities and stockholders’equity	$2,475,912			$948,825
Net interest income and margin (9)		$20,030	3.43%		$8,033	3.71%	$11,997	$13,270	$(1,273)
Cost of funds (10)			0.45%			1.14%
Net interest spread (11)			3.28%			3.39%

(1) Annualized.
(2) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(3) Includes deferred loan fees/costs.
(4) Non-accrual loans have been included in the computations of average loan balances.
(5) Includes accretion of fair value adjustments (discounts) on acquired loans of $359 thousand and $388 thousand for the three months ended March 31, 2021 and 2020, respectively.
(6) Includes amortization of fair value adjustments (premiums) on acquired time deposits of $697 thousand and $23 thousand for the three months ended March 31, 2021 and 2020, respectively.
(7) Includes amortization of fair value adjustments (premiums) on acquired FHLB borrowings of $2 thousand and $0 for the three months ended March 31, 2021 and 2020, respectively.
(8) Includes amortization of fair value adjustments (premiums) on acquired subordinates notes of $35 thousand and $0 for the three months ended March 31, 2021 and 2020, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest-bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(12) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Average interest-earning assets were $2.33 billion for the three months ended March 31, 2021 compared to $865.3 million for the same period of 2020, a $1.47 billion increase. Most of this increase was attributable to acquired loans from the Bay Banks Merger and PPP loans, which were originated beginning in the second quarter of 2020. Total interest income (on a taxable equivalent basis) increased by $12.2 million for the three-month period ended March 31, 2021 from the same period of 2020. This increase was primarily due to higher average balances of loans, including PPP loans, partially offset by lower yields on interest-earning assets due to a lower interest rate environment in 2021 compared to 2020. Interest income in the 2021 period included the amortization of PPP processing fees, net of costs, of $3.3 million, while there was none in the 2020 period. Interest income in the first quarters of 2021 and 2020 included accretion of fair value adjustments (discounts) on acquired loans of $359 thousand and $388 thousand, respectively.

Average interest-bearing liabilities were $1.73 billion for the three months ended March 31, 2021 compared to $672.1 million for the same period of 2020, a $1.06 billion increase. Most of this increase was attributable to interest-bearing deposits assumed in the Bay Banks Merger and organic deposit growth, primarily attributable to funds retained from PPP customers and additional customer deposits from economic stimulus funds granted by the federal government’s response to the COVID-19 pandemic. Additionally, the Company utilized the PPPLF offered by the FRB starting in the second quarter of 2020 to fund PPP loans. Interest expense increased by $160 thousand to $2.6 million for the three months ended March 31, 2021 compared to $2.4 million for the same period of 2020. Higher interest expense attributable to higher average balances of interest-bearing liabilities was partially offset by lower rates paid on deposits and borrowings due to a lower interest rate environment in the 2021 period. Cost of interest-bearing liabilities decreased to 0.59% for the first quarter of 2021 from 1.43% for the first quarter of 2020. Cost of funds were 0.45% and 1.14% for the first quarters of 2021 and 2020, respectively. Interest expense in the first quarters of 2021 and 2020 included the amortization of fair value adjustments (premium) on acquired time deposits of $697 thousand and $23 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended March 31, 2021 was $20.0 million as compared to $8.0 million for the same period in 2020, an increase of $12.0 million. Net interest margin was 3.43% and 3.71% for first quarters of 2021 and 2020, respectively.

Provision for Loan Losses. Provision for loan losses was $0 and $575 thousand for the three months ended March 31, 2021 and 2020, respectively. The 2020 provision amount was attributable to loan growth, as well as changes in portfolio mix and net charge-offs of $250 thousand for this period. The Company increased its ALL during 2020 in response to potential credit losses as a result of the COVID-19 pandemic. No provision for loan losses was recorded for the three months ended March 31, 2021, as increases in the ALL for changes in the Company’s loan portfolio in the quarter were offset by the release of a portion of the reserves established for the potential COVID-19 pandemic impact. The Company holds no ALL for PPP loans, as these loans are fully guaranteed by the U.S. government.

	For the three months ended March 31,
(Dollars in thousands)	2021	2020	Change $	Change %
Service charges on deposit accounts	$327	$272	$55	20.22%
Residential mortgage banking income, net	9,301	3,861	5,440	140.90%
Mortgage servicing rights	3,371	—	3,371	100.00%
Gain on sale of guaranteed USDA loans	1,074	20	1,054	5,270.00%
Wealth and trust management	602	—	602	100.00%
Increase in cash surrender value of bank owned life insurance	164	93	71	76.34%
Payroll processing	270	303	(33)	(10.89%)
Bank and purchase card, net	300	129	171	132.56%
Other	400	162	238	146.91%
Total noninterest income	$15,809	$4,840	$10,969	226.63%

Noninterest Income. The increase in noninterest income was primarily attributable to higher volumes of residential mortgage loans sold to the secondary market in the first quarter of 2021 compared to the first quarter of 2020. Mortgage originations were $361.4 million and $121.6 million for the first quarters of 2021 and 2020, respectively. Also contributing to the increase in noninterest income in the 2021 period was income from the retention of mortgage servicing rights, which the Company began retaining in the second quarter of 2020. The Company recognized $1.1 million in gains on the sale of government guaranteed loans in the first quarter of 2021 compared to $20 thousand for the same period in 2020, as the Company added a team in the latter part of 2020 primarily focused on this segment of lending. Additionally, noninterest income for 2021 period included wealth and trust management fee income of $602 thousand, which was a business added with the Bay Banks Merger.

	For the three months ended March 31,
(Dollars in thousands)	2021	2020	Change $	Change %
Salaries and employee benefits	$14,009	$7,160	$6,849	95.66%
Occupancy and equipment	1,357	856	501	58.53%
Data processing	845	382	463	121.20%
Legal, issuer, and regulatory filing	576	194	382	196.91%
Advertising and marketing	290	224	66	29.46%
Communications	368	135	233	172.59%
Audit and accounting fees	189	43	146	339.53%
FDIC insurance	343	150	193	128.67%
Intangible amortization	400	143	257	179.72%
Other contractual services	853	175	678	387.43%
Other taxes and assessments	348	224	124	55.36%
Merger-related	9,019	269	8,750	3,252.79%
Other expenses	1,915	1,225	690	56.33%
Total noninterest expense	$30,512	$11,180	$19,332	172.92%

Noninterest Expense. Merger-related expenses for the first quarters of 2021 and 2020 were $9.0 million and $269 thousand, respectively, with the former amount attributable to the Bay Banks Merger and the latter amount attributable to the Company’s December 2019 merger with Virginia Community Bankshares, Inc. (“VCB”). Excluding merger-related expenses, noninterest expense increased $10.6 million in the first quarter of 2021, primarily attributable to higher salaries and employee benefits of $6.8 million. This increase was primarily attributable to the increase in the mortgage business, which accounted for approximately $4.4 million of the higher salaries and employee benefits expenses. Also increasing salaries and employee benefit costs were the employees added with the Bay Banks Merger and other employee additions to primarily support the various noninterest business lines. Higher noninterest expenses in other categories were primarily attributable to the Bay Banks Merger.

Income Tax Expense. Income tax expense for the three months ended March 31, 2021 and 2020 was $1.1 million and $267 thousand, respectively, resulting in an effective income tax rate of 20.3% and 24.1% for the respective periods.

Analysis of Financial Condition

Loan Portfolio. The Company makes loans to commercial entities and to individuals. Loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan and the creditworthiness of the borrower. Credit risk tends to be geographically concentrated in that a majority of the loans are to borrowers located in the markets served by the Company. All loans are underwritten within specific lending policy guidelines that are designed to maximize the Company’s profitability within an acceptable level of business risk.

The following table presents the Company’s loan portfolio by category of loan and the percentage of loans in each category to total loans as of the dates stated.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$286,835	12.38%	$123,675	12.06%
Paycheck Protection Program	608,692	26.27%	292,068	28.48%
Real estate – construction, commercial	155,631	6.72%	54,702	5.33%
Real estate – construction, residential	49,338	2.13%	18,040	1.76%
Real estate – mortgage, commercial	649,474	28.03%	273,499	26.66%
Real estate – mortgage, residential	496,301	21.42%	213,404	20.81%
Real estate – mortgage, farmland	5,245	0.23%	3,615	0.35%
Consumer	65,210	2.81%	46,684	4.55%
Gross loans	2,316,726	100.00%	1,025,687	100.00%
Less: deferred loan fees, net of costs	(12,184)		(4,271)
Gross loans, net of deferred loans fees and costs	2,304,542		1,021,416
Less: allowance for loan losses	(13,402)		(13,827)
Loans held for investment, net	$2,291,140		$1,007,589
Loans held for sale (not included in totals above)	$122,453		$148,209

The Company acquired approximately $1.03 billion of loans (at fair value) as of January 31, 2021, as a result of the Bay Banks Merger.

In 2020, the Company participated in the PPP pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (“PPP 1”). Through the PPP 1, which is administered by the Small Business Administration (“SBA”), the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses. PPP 1 loans have a two-year term if originated prior to June 5, 2020 or a five-year term if originated on or subsequent to June 5, 2020 and earn an annual interest rate of 1%. Banks originating PPP 1 loans earned a processing fee of 1%, 3%, or 5% of the loan amount, depending on the size of the loan. The Company originated approximately $363.4 million in PPP 1 loans throughout 2020 and approximately $71.3 million were forgiven or paid back by the borrower by December 31, 2020. As of March 31, 2021, $261.0 million of PPP 1 loans were outstanding, including $29.3 million acquired in the Bay Banks Merger.

In the first quarter of 2021, the Company participated in the PPP pursuant to the Economic Aid Act, passed into law on December 27, 2020 (“PPP 2”), and also administered by the SBA. As of March 31, 2021, the Company had funded over 3,800 PPP 2 loans for approximately $348.0 million. PPP 2 loans have a five-year term and earn an annual interest rate of 1%. As of March 31, 2021, no PPP 2 loans had been forgiven.

The Company believes that the majority of PPP 1 and PPP 2 loans will be forgiven, in accordance with the terms of the program, and will be paid in full pursuant to the U.S. government guarantee.

From the onset of the global COVID-19 pandemic, the Company has proactively addressed the needs of its commercial and individual borrowers by modifying loans allowing for the short-term deferral of principal payments or of principal and interest payments. Pursuant to the CARES Act, banks have the option to temporarily suspend certain requirements of generally accepted accounting principles related to troubled debt restructuring (“TDR”) for a limited period of time if certain conditions are met. During 2020, in response to the COVID-19 pandemic, the Company approved over 550 loan deferrals for a total of $110.6 million. In addition, during 2020, Bay Banks approved nearly 400 loan deferrals for approximately $160.0 million. At March 31, 2021, most of these loans were past the deferment period and back on normal payment schedules, and as of this date, 30 loans were in deferment for a total of approximately $31.0 million. All loan modifications made by the Company were made on a good faith basis to borrowers who met the requirements for modifications under the CARES Act. As a result of regulatory and accounting guidance regarding such modifications, the loans were not designated as TDRs as of March 31, 2021 and December 31, 2020.

Allowance for Loan Losses. The Company prepares a quarterly analysis of the ALL, with the objective of quantifying portfolio risk into a dollar amount of inherent losses. The ALL is established as losses are estimated to have occurred through a provision for loan losses charged against income and decreased by loans charged-off (net of recoveries, if any). Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. The ALL consists of specific and general components. The specific component relates to loans that are identified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or the net realizable value, which is equal to the estimated fair value of the underlying collateral less estimated costs to sell, of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and those loans classified that are not impaired and is based on historical loss experience adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data.

The Company follows applicable guidance issued by the Financial Accounting Standards Board. This guidance requires that losses be accrued when they are probable of occurring and can be estimated. It also requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

Loans are evaluated for non-accrual status when principal or interest is delinquent for 90 days or more or when a loan is specifically determined to be impaired. Any unpaid interest previously accrued on those loans is reversed from income. Any interest payments subsequently received are recognized as income or amortized over the life of the loan depending on the specific circumstances. Interest payments received on loans where management believes a potential for loss remains are applied as a reduction of the loan principal balance.

Management believes that the Company’s ALL was adequate as of March 31, 2021 and December 31, 2020. There can be no assurance, however, that adjustments to the ALL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; the impact of the COVID-19 pandemic; and changes in the circumstances of particular borrowers are criteria that could increase the level of the ALL required, resulting in charges to the provision for loan losses.

The following table presents an analysis of the change in the ALL by loan type as of and for the periods stated.

	For the three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
ALL, beginning of period	$13,827	$4,572
Charge-offs
Commercial and industrial	$(359)	$—
Real estate – mortgage	(12)	—
Consumer	(263)	(319)
Total charge-offs	(634)	(319)
Recoveries
Commercial and industrial	56	1
Real estate – mortgage	16	—
Consumer	137	68
Total recoveries	209	69
Net charge-offs	(425)	(250)
Provision for loan losses	—	575
ALL, end of period	$13,402	$4,897

The ALL includes specific allowances for impaired loans and a general allowance applicable to all loan categories; however, management has allocated the allowance by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category. The following table presents the allocation of the ALL by loan category and as a percentage of each category as of the dates stated.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$3,459	1.2%	$3,762	3.0%
Real estate – construction, commercial	960	0.6%	960	1.8%
Real estate – construction, residential	150	0.3%	150	0.8%
Real estate – mortgage, commercial	4,215	0.6%	4,215	1.5%
Real estate – mortgage, residential	1,485	0.3%	1,481	0.7%
Real estate – mortgage, farmland	18	0.3%	18	0.5%
Consumer	3,115	4.8%	3,241	6.9%
	$13,402		$13,827

The information in the table above excludes PPP loans which carry no ALL as they are fully guaranteed by the U.S. government.

Non-performing Assets. Non-performing assets consist of non-accrual loans, loans past due 90 days and still accruing interest, and other real estate owned (“OREO”).

OREO includes properties that have been substantively repossessed or acquired in complete or partial satisfaction of a loan. Such properties, which are held for resale, are carried at the lower of cost or fair market value, including a reduction for the estimated selling expenses.

Impaired loans also include certain loans that have been modified as TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had three TDRs in the amount of $293 thousand as of March 31, 2021, two of which were classified as TDRs due to a change in interest rate and payment terms and one of which was classified as a TDR due to a change in payment terms. The Company had two TDRs in the amount of $142 thousand as of December 31, 2020 one of which was classified as a TDR due to a change in interest rate and payment terms and the other loan due to a change in payment terms. All of these TDRs were performing in accordance with their modified terms at the respective dates and therefore excluded from the non-performing loan and non-performing asset figures in the table below.

The following table presents summary of information pertaining to non-performing assets and certain asset quality ratios as of the periods stated.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-accrual loans (1)	$5,346	$6,583
Loans past due 90 days and still accruing (1)	7	46
Total non-performing loans	$5,353	$6,629
OREO	594	—
Total non-performing assets	$5,947	$6,629
ALL	$13,402	$13,827
Loans held for investment, including PPP loans	2,304,542	1,021,416
Total assets	3,167,374	1,498,258
ALL to total loans held for investment, including PPP loans	0.58%	1.35%
ALL to non-performing loans	250.36%	208.58%
Non-performing loans to total loans held for investment, including PPP loans	0.23%	0.65%
Non-performing assets to total assets	0.19%	0.44%

(1) Excludes PCI loans and accruing TDRs

The decline in the ratio of ALL to total loans held for investment, including PPP loans, to March 31, 2021 from December 31, 2020 was primarily attributable to loans acquired in the Bay Banks Merger, as no ALL carried over in the merger. The remaining purchase accounting adjustment (discount) related to loans acquired in the Bay Banks Merger and earlier acquisitions by the Company was $18.7 million at March 31, 2021. Also contributing to the decline in this ratio was an increase in PPP loans, which were $597.6 million and $288.5 million at March 31, 2021 and December 31, 2020, respectively, which carry no ALL as they are fully guaranteed by the U.S. government.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available-for-sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available-for-sale was $278.7 million as of March 31, 2021, an increase of $169.3 million from $109.5 million at December 31, 2020. The Company acquired approximately $79.5 million of securities at fair value as of the effective date of the Bay Banks Merger.

As of March 31, 2021 and December 31, 2020, the majority of the investment securities portfolio consisted of securities rated A to AAA by a leading rating agency. Investment securities that carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. Investment securities pledged to secure public deposits totaled $11.9 million and $12.5 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, securities with a fair value of $23.6 million and $29.4 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. At March 31, 2021 and December 31, 2020, only investment grade securities were in an unrealized loss position. Investment securities in unrealized loss positions at March 31, 2021 and December 31, 2020 were a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the U.S. Treasury and agencies mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost. No other-than-temporary impairment has been recognized for the securities in the Company’s investment portfolio as of March 31, 2021 and December 31, 2020.

The Company holds restricted equity investments of the FRB, FHLB, and its correspondent bank. At March 31, 2021, the Company owned $8.2 million of FHLB stock, $4.9 million of FRB stock, and $468 thousand of correspondent bank stock. At December 31, 2020, the Company owned $5.8 million of FHLB stock, $2.2 million of FRB stock, and $248 thousand of correspondent bank stock. The Company also has various other equity investments totaling $1.2 million and $3.0 million as of March 31, 2021 and December 31, 2020, respectively, which are marked to market through the consolidated income statement each reporting period.

The following table presents the composition of the Company’s investment portfolio, at amortized cost, as of the dates stated.

	March 31,		December 31,
	2021		2020
(Dollars in thousands)	Amortized Cost	Percent of total	Amortized Cost	Percent of total
Available-for-sale
State and municipal	$31,630	11.25%	$14,069	12.95%
U. S. Treasury and agencies	54,477	19.38%	2,500	2.30%
Mortgage backed securities	159,239	56.66%	72,337	66.57%
Corporate bonds	35,716	12.71%	19,755	18.18%
Total investment securities	$281,062	100.00%	$108,661	100.00%

The following tables present information about the Company’s investment portfolio for the periods stated.

	March 31, 2021
			Weighted	Weighted
			Average Life	Average
(Dollars in thousands)	Amortized Cost	Fair Value	in Years	Yield
Available-for-sale
State and municipal	$31,630	$31,476	4.9	1.80%
U. S. Treasury and agencies	54,477	53,726	7.4	0.81%
Mortgage backed securities	159,239	157,128	4.6	1.33%
Corporate bonds	35,716	36,404	3.3	4.82%
Total investments	$281,062	$278,734	5.1	2.19%

	December 31, 2020
			Weighted	Weighted
			Average Life	Average
(Dollars in thousands)	Amortized Cost	Fair Value	in Years	Yield
Available-for-sale
State and municipal	$14,069	$14,259	5.0	1.68%
U. S. Treasury and agencies	2,500	2,409	9.6	0.87%
Mortgage backed securities	72,337	72,635	3.8	3.37%
Corporate bonds	19,755	20,172	3.1	3.10%
Total investments	$108,661	$109,475	5.4	2.26%

Deposits. The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit), primarily from its market area. The Company’s deposit base includes transaction accounts, time and savings accounts, and other accounts that customers use for cash management purposes and which provide the Company with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable low-cost source of funding.

Total deposits as of March 31, 2021 were $2.14 billion, an increase of $1.20 billion from December 31, 2020, of which $1.03 billion were assumed in the Bay Banks Merger as of the effective date of the merger. The remaining increase in the first quarter of 2021 was primarily attributable to customer deposits from economic stimulus funds granted in the federal government’s response to the COVID-19 pandemic.

Approximately 28.6% of the Company’s deposits as of March 31, 2021 were composed of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 26.6% as of December 31, 2020. In contrast, approximately 28.8% of the Company’s deposits as of March 31, 2021 were composed of noninterest-bearing demand deposits compared to 35.2% as of December 31, 2020. The reduction in this ratio was primarily attributable to the Bay Banks Merger.

The following table provides the maturity distribution of certificates of deposit of $100,000 or more as of the periods stated.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Maturing in:
3 months or less	$92,241	$25,211
Over 3 months through 6 months	61,171	33,963
Over 6 months through 12 months	163,751	24,675
Over 12 months	223,341	92,341
	$540,504	$176,190

Borrowings. The following tables present information on the balances and interest rates on total borrowings as of and for the periods stated.

	Three months ended March 31, 2021
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$183,122	$183,122	$137,500	0.27%
FRB borrowings	509,667	509,667	348,803	0.35%

	Year ended December 31, 2020
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$115,000	$124,000	$121,033	0.24%
FRB borrowings	281,650	355,484	223,869	0.35%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multi-family, and commercial real estate mortgage loan portfolios, as well as selected investment securities.

FRB borrowings through the PPPLF are secured by loans the Bank originated under the PPP. The PPPLF advances are at the full PPP loan value and term, have a fixed annual cost of 35 basis points, and receive favorable regulatory capital treatment.

Subordinated notes, net, totaled $54.6 million as of March 31, 2021 compared to $24.5 million as of December 31, 2020, a $30.1 million increase in the first quarter of 2021, which was primarily attributable to subordinated notes assumed in the Bay Banks Merger.

Liquidity. Liquidity is essential to the Company’s business. The Company’s liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that the Company may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or the Company. The

Company’s ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events.

The Company has established a formal liquidity contingency plan which provides guidelines for liquidity management. For the Company’s liquidity management program, it first determines current liquidity position and then forecasts liquidity based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. The Company also stress tests its liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. The Company also monitors its liquidity position through cash flow forecasting and monthly testing against minimum policy ratios and believes its level of liquidity and capital is adequate to conduct the business of the Company.

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.

The Company has unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $79.0 million and $38.0 million as of March 31, 2021 and December 31, 2020, respectively. These lines bear interest at the prevailing rates for such loan and are cancellable any time by the correspondent Bank. As of March 31, 2021 and December 31, 2020, none of these lines of credit with correspondent banks were drawn upon.

In addition to deposits and federal funds lines, the Company has access to the different wholesale funding markets. These markets include the brokered certificate of deposit market, listing service deposit market, and the federal funds market. The Company is a member of the IntraFi Network (formerly, Promontory Interfinancial Network), which allows banking customers to access Federal Deposit Insurance Corporation (the “FDIC”) insurance protection on deposits through the Company that exceed FDIC insurance limits. The Company also has one-way authority with the IntraFi Network for both Certificate of Deposit Account Registry Service and Insured Cash Sweep products which provides the Company the ability to access additional wholesale funding as needed.

The Company also maintains secured lines of credit with the FHLB and the FRB under which the Company can borrow up to the allowable amount for the collateral pledged. The Company had a credit line available of $426.8 million with the FHLB with outstanding advances totaling $183.1 million and letters of credit totaling $59.0 million, as of March 31, 2021, leaving the remaining credit availability of $184.8 million as of the same date. The letters of credit are used as collateral and pledged to the Commonwealth of Virginia to secure public deposits. As of December 31, 2020, outstanding FHLB advances totaled $115.0 million and letters of credit totaled $20.0 million.

The Company utilized the FRB PPPLF to fund loans originated under the PPP, which collateralize the advances. As of March 31, 2021 and December 31, 2020, FRB borrowings under this facility totaled $509.7 million and $281.7 million, respectively.

Capital. Capital adequacy is an important measure of financial stability and performance. The Company’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements phased-in over a multi-year schedule and fully phased-in on January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of March 31, 2021, the Bank met all capital adequacy requirement to which it is subject. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Company.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized for the dates stated. Adequately capitalized ratios include the conversation buffer.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$236,932	13.67%	$182,013	10.50%	$173,345	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$223,428	12.89%	$147,343	8.50%	$138,676	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$223,428	12.89%	$121,342	7.00%	$112,674	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$223,428	10.69%	$83,617	4.00%	$104,521	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$109,219	13.10%	$87,574	10.50%	$83,404	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$70,893	8.50%	$66,723	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$58,383	7.00%	$54,213	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$98,751	8.34%	$47,363	4.00%	$59,180	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate and income producing commercial properties. The approved commitments to extend credit that was available but unused as of March 31, 2021 and December 31, 2020 totaled $315.7 million and $126.0 million, respectively. The majority of the increase since year-end 2020 is attributable to the Bay Banks Merger.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of March 31, 2021 and December 31, 2020, commitments under outstanding performance stand-by letters of credit totaled $7.3 million and $0, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2021 and December 31, 2020, commitments under outstanding financial stand-by letters of credit totaled $4.8 million and $6.1 million, respectively. The credit risk of issuing stand-by letters of credit is essentially the same as that involved in extending loans to customers.

The Company had no reserve for unfunded commitments recorded as of March 31, 2021 and December 31, 2020.

Interest Rate Risk Management

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors’ ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. The Company’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Bank maintains. The Company manages interest rate risk through an asset and liability committee (“ALCO”). ALCO is responsible for monitoring the Company’s interest rate risk in conjunction with liquidity and capital management.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its operations, the Company is a party to various legal proceedings. As of the date of this report, there are no pending or threatened proceedings against the Company, other than as set forth below, that, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

On August 12, 2019, a former employee of VCB and participant in its Employee Stock Ownership Plan (the “VCB ESOP”) filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the VCB ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division. The complaint alleges, among other things, that the defendants breached their fiduciary duties to VCB ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the VCB ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of the Company’s acquisition of VCB. The outcome of this litigation is uncertain, and the plaintiff and other individuals may file additional lawsuits related to the VCB ESOP. The defense, settlement, or adverse outcome of any such lawsuit or claim could have a material adverse financial impact on the Company. The Company believes the claims are without merit and no loss has been accrued for this lawsuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the 2020 Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

4.1	Form of 6.50% Subordinated Note (incorporated by reference to Exhibit 4.1 to Bay Banks of Virginia, Inc.’s Form 8-K filed on June 2, 2015).

4.2	Form of 5.625% Fixed-to-Floating Rate Subordinated Note due 2029 (incorporated by reference to Exhibit 4.1 to Bay Banks of Virginia, Inc.’s Form 8-K filed on October 7, 2019).

10.1

Form of Subordinated Note Purchase Agreement, dated October 7, 2019, by and among Bay Banks of Virginia, Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.1 to Bay Banks of Virginia, Inc.’s Form 8-K filed on October 7, 2019).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: May 11, 2021	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer