Form 10-Q
period 2021-06-30
BLUE RIDGE BANKSHARES, INC.
filed 2021-08-06
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 1, 2021, the registrant had 18,777,557 shares of common stock, no par value per share, outstanding.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	June 30, 2021	December 31, 2020 (2)
ASSETS
Cash and due from banks	$296,425	$117,945
Federal funds sold	2,273	775
Securities available for sale, at fair value	261,309	109,475
Restricted equity and other investments	13,228	11,173
Loans held for sale	146,985	148,209
Paycheck Protection Program loans, net of deferred fees and costs	130,193	288,533
Loans held for investment, net of deferred fees and costs	1,729,677	732,883
Less allowance for loan losses	(13,007)	(13,827)
Loans held for investment, net	1,716,670	719,056
Accrued interest receivable	11,072	5,428
Other real estate owned	438	—
Premises and equipment, net	29,551	14,831
Right-of-use asset	6,348	5,328
Bank owned life insurance	46,001	15,724
Goodwill	27,098	19,892
Other intangible assets	8,931	2,922
Mortgage derivative asset	3,143	5,293
Mortgage servicing rights, net	13,149	7,084
Mortgage brokerage receivable	5,264	8,516
Interest rate swap asset	5,072	1,716
Other assets	41,580	16,358
Total assets	$2,764,730	$1,498,258
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$660,937	$333,051
Interest-bearing demand and money market deposits	812,756	282,263
Savings	143,908	78,352
Time deposits	572,970	251,443
Total deposits	2,190,571	945,109
FHLB borrowings	125,118	115,000
FRB borrowings	97,384	281,650
Subordinated notes, net	46,149	24,506
Lease liability	7,795	5,506
Interest rate swap liability	1,445	2,735
Other liabilities	29,442	15,552
Total liabilities	2,497,904	1,390,058
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, no par value; 25,000,000 shares authorized; 18,631,073 and 8,577,932 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (1)	193,259	66,771
Additional paid-in capital	252	252
Retained earnings	70,885	40,688
Accumulated other comprehensive income, net of tax	2,200	264
	266,596	107,975
Noncontrolling interest	230	225
Total stockholders’ equity	266,826	108,200
Total liabilities and stockholders’ equity	$2,764,730	$1,498,258

(1)	Common stock as of the periods presented is reflective of the Company’s 3-for-2 stock split effective April 30, 2021.
(2)	Derived from audited December 31, 2020 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Income

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
INTEREST INCOME
Interest and fees on loans	$32,591	$12,443	$53,954	$21,987
Interest on taxable securities	1,133	683	2,263	1,513
Interest on nontaxable securities	64	40	116	89
Interest on deposit accounts and federal funds sold	24	1	55	1
Total interest income	33,812	13,167	56,388	23,590
INTEREST EXPENSE
Interest on deposits	1,682	1,650	3,222	3,375
Interest on subordinated notes	868	266	1,498	443
Interest on FHLB and FRB borrowings	800	606	1,189	1,104
Total interest expense	3,350	2,522	5,909	4,922
Net interest income	30,462	10,645	50,479	18,668
Provision for loan losses	—	3,500	—	4,075
Net interest income after provision for loan losses	30,462	7,145	50,479	14,593
NONINTEREST INCOME
Gain on sale of Paycheck Protection Program loans	24,315	—	24,315	—
Residential mortgage banking income, net	7,254	13,708	16,555	17,569
Mortgage servicing rights	1,707	1,596	5,078	1,596
Gain on sale of guaranteed government loans	143	243	1,217	263
Wealth and trust management	833	—	1,435	—
Service charges on deposit accounts	370	183	697	454
Increase in cash surrender value of bank owned life insurance	237	92	401	185
Payroll processing	213	212	483	515
Bank and purchase card, net	299	139	599	271
Other	1,054	180	1,454	341
Total noninterest income	36,425	16,353	52,234	21,194
NONINTEREST EXPENSE
Salaries and employee benefits	17,642	10,846	31,651	18,006
Occupancy and equipment	1,868	875	3,225	1,732
Data processing	1,534	611	2,379	994
Legal, issuer, and regulatory filing	489	296	1,065	490
Advertising and marketing	247	129	537	353
Communications	673	187	1,041	322
Audit and accounting fees	291	136	480	179
FDIC insurance	9	230	352	381
Intangible amortization	506	233	906	376
Other contractual services	666	179	1,519	354
Other taxes and assessments	1,078	245	1,426	469
Merger-related	1,237	177	10,256	446
Other	4,308	1,492	6,223	2,714
Total noninterest expenses	30,548	15,636	61,060	26,816
Income before income tax	36,339	7,862	41,653	8,971
Income tax expense	7,697	1,644	8,774	1,912
Net income	$28,642	$6,218	$32,879	$7,059
Net loss (income) attributable to noncontrolling interest	4	4	(5)	(5)
Net income attributable to Blue Ridge Bankshares, Inc.	$28,646	$6,222	$32,874	$7,054
Net income available to common stockholders	$28,646	$6,222	$32,874	$7,054
Basic earnings per common share (EPS) (1)	$1.54	$0.73	$1.95	$0.83
Diluted earnings per common share (EPS) (1)	$1.54	$0.73	$1.94	$0.83

(1)	EPS has been adjusted for all periods presented to reflect the Company’s 3-for-2 stock split effective April 30, 2021.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$28,642	$6,218	$32,879	$7,059
Other comprehensive income:
Gross unrealized gains (losses) on securities available for sale arising during the period	946	(59)	(2,196)	(671)
Deferred income tax (expense) benefit	(199)	12	461	141
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	747	(47)	(1,735)	(530)
Gross unrealized (losses) gains on interest rate swaps	(3,269)	(694)	4,646	(3,858)
Deferred income tax benefit (expense)	687	146	(975)	810
Unrealized (losses) gains on interest rate swaps, net of tax	(2,582)	(548)	3,671	(3,048)
Other comprehensive (loss) income, net of tax	(1,835)	(595)	1,936	(3,578)
Comprehensive net income	$26,807	$5,623	$34,815	$3,481
Comprehensive loss (income) attributable to noncontrolling interest	4	4	(5)	(5)
Comprehensive income attributable to Blue Ridge Bankshares, Inc.	$26,811	$5,627	$34,810	$3,476

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the six months ended June 30, 2021
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Noncontrolling
(Dollars in thousands)	Stock (1)	Stock	Capital	Earnings	Income, net	Interest	Total
Balance at beginning of period	8,577,932	$66,771	$252	$40,688	$264	$225	$108,200
Net income	—	—	—	32,874	—	5	32,879
Other comprehensive income	—	—	—	—	1,936	—	1,936
Dividends on common stock	—	—	—	(2,677)	—	—	(2,677)
Issuance of common stock and other consideration paid in business combination	9,951,743	125,403	—	—	—	—	125,403
Stock option exercises	82,897	748	—	—	—	—	748
Restricted stock awards, net of forfeitures	18,501	337	—	—	—	—	337
Balance at end of period	18,631,073	$193,259	$252	$70,885	$2,200	$230	$266,826

	For the six months ended June 30, 2020
					Accumulated
					Other
	Shares of		Additional		Comprehensive
	Common	Common	Paid-in	Retained	Income (Loss),	Noncontrolling
(Dollars in thousands)	Stock (1)	Stock	Capital	Earnings	net	Interest	Total
Balance at beginning of period	8,487,878	$66,204	$252	$25,428	$229	$224	$92,337
Net income	—	—	—	7,054	—	5	7,059
Other comprehensive loss	—	—	—	—	(3,578)	—	(3,578)
Dividends on common stock	—	—	—	(807)	—	—	(807)
Restricted stock awards, net of forfeitures	(7,446)	149	—	—	—	—	149
Balance at end of period	8,480,432	$66,353	$252	$31,675	$(3,349)	$229	$95,160

	For the three months ended June 30, 2021
					Accumulated
					Other
	Shares of		Additional		Comprehensive
	Common	Common	Paid-in	Retained	Income (Loss),	Noncontrolling
(Dollars in thousands)	Stock (1)	Stock	Capital	Earnings	net	Interest	Total
Balance at beginning of period	18,621,531	$192,974	$252	$42,239	$4,035	$234	$239,734
Net income (loss)	—	—	—	28,646	—	(4)	28,642
Other comprehensive loss	—	—	—	—	(1,835)	—	(1,835)
Stock option exercises	15,866	115	—	—	—	—	115
Restricted stock awards, net of forfeitures	(6,324)	170	—	—	—		170
Balance at end of period	18,631,073	$193,259	$252	$70,885	$2,200	$230	$266,826

	For the three months ended June 30, 2020
					Accumulated
					Other
	Shares of		Additional		Comprehensive
	Common	Common	Paid-in	Retained	Income (Loss),	Noncontrolling
(Dollars in thousands)	Stock (1)	Stock	Capital	Earnings	net	Interest	Total
Balance at beginning of period	8,491,478	$66,283	$252	$26,260	$(2,754)	$233	$90,274
Net income (loss)	—	—	—	6,222	—	(4)	6,218
Other comprehensive loss	—	—	—	—	(595)	—	(595)
Dividends on common stock	—	—	—	(807)	—	—	(807)
Restricted stock awards, net of forfeitures	(11,046)	70	—	—	—	—	70
Balance at end of period	8,480,432	$66,353	$252	$31,675	$(3,349)	$229	$95,160

(1)	Common stock outstanding as of and for the periods presented is reflective of the Company’s 3-for-2 stock split effective April 30, 2021.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities
Net income	$32,879	$7,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,058	443
Deferred income taxes	(514)	951
Provision for loan losses	—	4,075
Accretion of fair value adjustments (discounts) on acquired loans	(1,253)	(721)
Amortization of fair value adjustments (premiums) on assumed time deposits	(1,655)	(3)
Amortization of fair value adjustments (premiums) on assumed subordinated notes	(90)	—
Fair value adjustments on other real estate owned	38	—
Proceeds from sale of loans held for sale	679,905	315,200
Loans held for sale, originated	(661,703)	(392,926)
Gain on sale of loans held for sale, originated	(13,164)	(12,539)
Gain on sale of Paycheck Protection Program loans	(24,315)	—
Loss on disposal of premises and equipment	220	4
Investment amortization expense, net	689	559
Amortization of subordinated debt issuance costs	183	20
Intangible amortization	906	376
Increase in cash surrender value of bank owned life insurance	(401)	(185)
Increase in other assets	(10,904)	(16,862)
Increase in other liabilities	5,530	10,057
Net cash provided by (used in) operating activities	7,409	(84,492)
Cash Flows From Investing Activities
Net decrease in federal funds sold	234	28
Purchases of securities available for sale	(107,127)	(8,434)
Proceeds from calls, sales, paydowns and maturities of securities available for sale	28,822	22,276
Proceeds from calls, sales, paydowns and maturities of securities held to maturity	—	1,210
Proceeds from sale of other real estate owned	101	—
Proceeds from sale of Paycheck Protection Program loans	705,930	—
Net change in restricted equity securities	2,560	(1,389)
Net increase in Paycheck Protection Program loans	(482,617)	(350,091)
Net increase in loans held for investment	(6,586)	(6,867)
Purchase of premises and equipment	(791)	(2,212)
Proceeds from sale of premises and equipment	325	6
Purchase of bank owned life insurance	(9,600)	—
Capital calls of other investments	(1,149)	(211)
Net cash acquired in acquisition of Bay Banks of Virginia, Inc.	44,066	—
Distributions from other investments	234	2
Net cash provided by (used in) investing activities	174,402	(345,682)
Cash Flows From Financing Activities:
Net increase in demand, savings and other interest-bearing deposits	271,505	230,357
Net (decrease) increase in time deposits	(55,276)	13,469
Common stock dividends paid	(2,677)	(807)
Federal Home Loan Bank advances	606,000	311,900
Federal Home Loan Bank repayments	(606,000)	(312,700)
Federal Reserve Bank advances	434,336	354,412
Federal Reserve Bank repayments	(643,417)	—
Stock option exercises	748	—
Payment of subordinated notes issuance costs	—	(347)
Issuance of subordinated notes	—	15,000

Redemption of subordinated notes	(8,550)	—
Net cash (used in) provided by financing activities	(3,331)	611,284
Net increase in cash and due from banks	178,480	181,110
Cash and due from banks at beginning of period	117,945	60,026
Cash and due from banks at end of period	$296,425	$241,136
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$5,664	$5,056
Income taxes	$5,600	$—
Non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(2,196)	$(671)
Transfer of held to maturity securities to available for sale	$—	$10,980
Issuance of restricted stock awards, net of forfeitures	$337	$149
Assets acquired in business combination	$1,224,583	$—
Liabilities assumed in business combination	$1,107,036	$—
Effective settlement of subordinated notes in business combination	$650	$—
Change in goodwill	$7,206	$23

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation

 Blue Ridge Bankshares, Inc. (the "Company"), a Virginia corporation, was formed in 1988 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Charlottesville, Virginia and conducts its business activities primarily through the branch offices of its wholly-owned subsidiary bank, Blue Ridge Bank, National Association (the "Bank") and its wealth and trust management subsidiary, BRB Financial Group, Inc. (the “Financial Group”). The Company exists primarily for the purposes of holding the stock of its subsidiaries, the Bank and the Financial Group.

The Bank operates under a national charter and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”). Consequently, it undergoes periodic examinations by this regulatory authority.

On January 31, 2021, the Company completed a merger with Bay Banks of Virginia, Inc. (“Bay Banks”), a bank holding company conducting substantially all its operations through its bank subsidiary, Virginia Commonwealth Bank, and the Financial Group (formerly VCB Financial Group, Inc.). Immediately following the Company’s merger with Bay Banks, Bay Banks’ subsidiary bank was merged with and into the Bank, while the Financial Group became a subsidiary of the Company (collectively, the “Bay Banks Merger”).

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

Information contained herein as of June 30, 2021 includes the balances of Bay Banks; information contained herein as of and for the year ended December 31, 2020 does not include the balances of Bay Banks. Information for the six months ended June 30, 2021 includes the operations of Bay Banks only for the period immediately following the effective date of the Bay Banks Merger (January 31, 2021) through June 30, 2021.

In March 2021, the Company’s board of directors approved a three-for-two stock split (“Stock Split”) effected in the form of a 50% stock dividend on the Company’s common stock outstanding paid on April 30, 2021 to shareholders of record as of April 20, 2021. Cash was paid in lieu of fractional shares based on the closing price of common stock on the record date. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and disclosures have been adjusted to reflect the Stock Split for all periods presented, unless otherwise noted.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations, including the following circumstance. The reclassifications had no effect on net income, net income per share, or shareholders’ equity as previously reported.

Correction of Immaterial Classification Error

During the first quarter of 2021, the Company determined a loan arrangement with a third-party financial institution for the purpose of residential mortgage loan originations, which had been reported on its consolidated balance sheets in loans held for sale, should have been reported as loans held for investment.

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

The change in classification did not affect the Company’s reported earnings for 2020, the Company does not believe any material allowance for loan losses (“ALL”) would have been necessary for this loan as of December 31, 2020, and the Company believes its ALL was adequate as of December 31, 2020. This reclassification did not change total loans or total assets on the Company’s consolidated balance sheets. The Company evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that its previously issued financial statements were not materially misstated due to this change in classification.

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

Note 3 – Business Combinations

On January 31, 2021, the Company completed the Bay Banks Merger, which was accounted for as a business combination. At the effective date of the merger, Bay Banks’ shareholders received 0.5000 shares of the Company’s common stock in exchange for each share of Bay Banks common stock held (“Exchange Ratio”), plus cash in lieu of any fractional shares, resulting in the Company issuing 6,634,495 shares (9,951,743 shares on a post Stock Split basis) with an aggregate fair market value of $124.9 million based on the closing price of the Company’s common stock at January 29, 2021, the last trading day prior to the effective date of the merger, and paying $3.4 thousand in lieu of fractional shares. In addition, options to purchase 198,362 shares of Bay Banks common stock, whether vested or unvested, were converted to options to acquire 99,176 shares of the Company’s common stock (148,764 shares on a post Stock Split basis) at an estimated fair value of $472 thousand as of the merger date. Finally, Bay Banks had previously acquired $1.75 million of the Company’s subordinated notes, while the Bank had previously acquired $1.10 million of Bay Banks’ subordinated notes. In the merger, an effective settlement of the notes occurred in the amount of $650 thousand, which reduced the consideration paid.

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

(Dollars in thousands, except per share data)
Consideration paid:		Reference:
Company's common shares issued	9,951,743	A
Purchase price per share	$12.55	A, B
Value of common stock issued	$124,928
Estimated fair value of stock options	472
Cash in lieu of fractional shares	3
Total consideration paid	$125,403
Effective settlement of subordinated notes	(650)
Total consideration paid less effective settlement of subordinated notes	$124,753
Fair value of assets acquired:
Cash and due from banks	$44,066
Federal funds sold	1,732
Certificates of deposit	1,018
Securities available for sale	79,505
Restricted securities	4,385
Loans held for investment	1,030,433	C
Loans held for sale	3,814
Premises and equipment	15,532	D
Right-of-use asset	1,864
Other real estate owned	598
Bank owned life insurance	20,259
Mortgage servicing rights	987
Core deposit intangible	6,850	E
Deferred tax asset, net	2,685	F
Other assets	10,855	G
Total assets	$1,224,583
Fair value of liabilities assumed:
Deposits	$1,030,888	H
FHLB borrowings	10,124	I
FRB borrowings	24,815
Subordinated notes	31,850	J
Other liabilities	9,359
Total liabilities	$1,107,036
Net identifiable assets acquired at fair value	$117,547
Goodwill	$7,206

Reference:	Explanation of reference:
A	Common shares issued and purchase price per share are presented on a post Stock Split basis.
B

The value of the shares of the Company's common stock exchanged for shares of Bay Banks’ common stock was based upon the closing price of the Company's common stock at January 29, 2021, the last trading day prior to the date of completion of the merger.

C	Reflective of a $17.9 million (or 1.70%) fair value adjustment (discount) to the amortized cost of the loan portfolio acquired.
D	Reflective of a $4.4 million fair value adjustment (premium) over the net book value of premises and equipment acquired.
E	Core deposit intangible asset recorded to reflect the fair value of nonmaturity deposits, except for time deposits over $100,000, assumed.
F	Reflective of a $2.1 million net deferred tax asset recorded on all fair value adjustments, excluding goodwill, at the statutory federal income tax rate of 21%.
G	Reflective of a $203 thousand fair vale adjustment (premium) on other assets acquired.
H	Reflective of a $5.8 million fair value adjustment (premium) over the book value of time deposits assumed.
I	Reflective of a $124 thousand fair value adjustment (premium) on the $10 million Federal Home Loan Bank of Atlanta ("FHLB") advance assumed.
J	Reflective of a $950 thousand fair value adjustment (premium) over the book value of subordinated notes assumed.

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

FRB borrowings. The fair value of Federal Reserve Bank (“FRB”) borrowings was deemed to approximate its carrying value. These borrowings are pursuant to the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”) and there is no comparable borrowing to advances under this facility.

Subordinated notes. The fair value of the subordinated notes was estimated by utilizing recent issuance rates for subordinated debt offerings of similar issuer size near the merger date and adjusted for time to redemption or maturity.

The fair value estimates are subject to change for up to one year after the effective date of the merger, if additional information relative to effective date fair values becomes available. No adjustments have been made to the fair value estimates through June 30, 2021.

Impact of Certain Fair Value Adjustments

The net effect of the amortization and accretion of premiums and discounts associated with the fair value adjustments to assets acquired and liabilities assumed in the Bay Banks Merger had the following effect on the consolidated income statements for the three and six months ended June 30, 2021.

(Dollars in thousands)	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Loans (1)	$746	$1,018
Time deposits (2)	951	1,638
FHLB borrowings (3)	4	6
Subordinated notes (4)	55	90
CDI (5)	(331)	(557)
Net effect to income before income taxes	$1,425	$2,195

(1) Loan discount accretion is included in the Interest and fees on loans section of Interest Income in the consolidated income statements.

(2) Time deposit premium amortization is included in the Interest on deposits section of Interest Expense in the consolidated income statements.

(3) FHLB borrowings premium amortization is included in the Interest on FHLB and FRB borrowings section of Interest Expense in the consolidated income statements.

(4) Subordinated notes premium amortization is included in the Interest on subordinated notes section of Interest Expense in the consolidated income statements.

(5) CDI amortization is included in the Intangible amortization section of Noninterest Expense in the consolidated income statements.

Pro Forma Financial Information

The following table presents the effect of the Bay Banks Merger on the Company on a pro forma basis, as if the merger had occurred at the beginning of the three-month period and six-month period ended June 30, 2021 and 2020. There were no merger-related expenses incurred for the three and six months ended June 30, 2020 related to the Bay Banks Merger. Merger-related expenses of $1.2 million and $10.3 million for the three months and six months ended June 30, 2021, which are included in the Company’s consolidated income statements, are not included in the pro forma information below. Merger-related expenses incurred by Bay Banks prior to the completion of the Bay Banks Merger are not included in the Company’s consolidated income statements and are also not included in the pro forma information below. Net income includes pro forma adjustments for the accretion and amortization of estimated fair value adjustments on acquired loans and assumed time deposits and borrowings, as well as amortization of estimated CDI. An income tax rate of 21% was used in determining pro forma net income.

For the three months ended
(Dollars in thousands, except per share data)	June 30, 2020
Revenue (net interest income plus noninterest income)	$39,608
Net income	9,053
Earnings per common share	0.49

	For the six months ended
(Dollars in thousands, except per share data)	June 30, 2021	June 30, 2020
Revenue (net interest income plus noninterest income)	$105,606	$64,043
Net income	40,154	11,022
Earnings per common share	2.19	0.60

Note 4 – Investments

Investment securities available for sale are carried at fair value in the consolidated balance sheets. The following tables present amortized cost and fair values of investment securities available for sale as of the dates stated.

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$30,441	$273	$(108)	$30,606
U.S. Treasury and agencies	23,570	1	(543)	23,028
Mortgage backed securities	175,940	760	(2,265)	174,435
Corporate bonds	32,730	626	(116)	33,240
Total investment securities	$262,681	$1,660	$(3,032)	$261,309

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$14,069	$258	$(68)	$14,259
U.S. Treasury and agencies	2,500	—	(91)	2,409
Mortgage backed securities	72,337	696	(398)	72,635
Corporate bonds	19,755	469	(52)	20,172
Total investment securities	$108,661	$1,423	$(609)	$109,475

As of June 30, 2021 and December 31, 2020, securities with a fair value of $10.8 million and $12.5 million, respectively, were pledged with the Treasury Board of the Commonwealth of Virginia to secure public deposits.

As of June 30, 2021 and December 31, 2020, securities with a fair value of $31.5 million and $29.4 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,351	$6,352
Due after one year through five years	24,786	24,850
Due after five years through ten years	57,224	57,585
Due after ten years	174,320	172,523
Total	$262,681	$261,309

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		June 30, 2021
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	30	$14,681	$(108)	$—	$—	$14,681	$(108)
U.S. Treasury and agencies	13	20,368	(543)	—	—	20,368	(543)
Mortgage backed securities	64	109,559	(2,254)	1,219	(11)	110,778	(2,265)
Corporate bonds	8	3,950	(116)	—	—	3,950	(116)
Total	115	$148,558	$(3,021)	$1,219	$(11)	$149,777	$(3,032)

		December 31, 2020
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	6	$3,111	$(68)	$—	$—	$3,111	$(68)
U.S. Treasury and agencies	1	2,410	(91)	—	—	2,410	(91)
Mortgage backed securities	22	20,545	(65)	8,592	(333)	29,137	(398)
Corporate bonds	7	3,242	(7)	1,955	(45)	5,197	(52)
Total	36	$29,308	$(231)	$10,547	$(378)	$39,855	$(609)

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. As of June 30, 2021 and December 31, 2020, only investment grade securities were in an unrealized loss position or the amount of unrealized loss for the security was not significant. Investment securities with unrealized losses are generally a result of pricing changes due to recent and negative conditions in the current interest rate environment and not as a result of permanent credit impairment. Contractual cash flows for the mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

Restricted equity investments consisted of stock in the FHLB (carrying value of $6.0 million and $5.8 million as of June 30, 2021 and December 31, 2020, respectively), FRB stock (carrying value of $4.9 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectively), and stock in the Company’s correspondent bank (carrying value of $468 thousand and $248 thousand as of June 30, 2021 and December 31, 2020, respectively). Restricted equity investments are carried at cost. The Company also has various other equity investments totaling $1.8 million and $3.0 million as of June 30, 2021 and December 31, 2020, respectively, which are carried at fair value with any gain or loss reported in the consolidated income statements each reporting period.

Note 5 – Loans and Allowance for Loan Losses

The following table presents loans held for investment as of the dates stated.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$304,178	$123,675
Paycheck Protection Program	130,489	292,068
Real estate – construction, commercial	143,215	54,702
Real estate – construction, residential	47,894	18,040
Real estate – mortgage, commercial	672,592	273,499
Real estate – mortgage, residential	490,753	213,404
Real estate – mortgage, farmland	6,537	3,615
Consumer	65,220	46,684
Gross loans	1,860,878	1,025,687
Less: Deferred loan fees, net of costs	(1,008)	(4,271)
Total	$1,859,870	$1,021,416

In 2020, the Company participated in the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (“PPP 1”). Through the PPP 1, the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses. PPP 1 loans have a two-year term if originated prior to June 5, 2020 or a five-year term if originated on or subsequent to June 5, 2020 and earn an annual interest rate of 1%. Banks originating PPP 1 loans earned a processing fee of 1%, 3%, or 5% of the loan amount, depending on the size of the loan. The Company originated approximately $363.4 million in PPP 1 loans in 2020, and as of June 30, 2021, $115.0 million of PPP 1 loans were outstanding, including those acquired in the Bay Banks Merger.

In the first and second quarters of 2021, the Company participated in the PPP pursuant to the Economic Aid Act, passed into law on December 27, 2020 (“PPP 2”), and through June 30, 2021, the Company had funded over 20,000 PPP 2 loans for approximately $728.0 million. PPP 2 loans have a contractual term of five years and earn an annual interest rate of 1%. Banks originating PPP 2 loans earned processing fees that were tiered depending on the size of the loan. Specifically, processing fees for loans of not more than $50,000 equaled 50% of the loan balance or $2,500, whichever was less; processing fees for loans more than $50,000 and not more than $350,000 equaled 5% of the loan balance, and processing fees for loans above $350,000 equaled 3% of the loan balance. Of the PPP 2 loans originated in 2021, approximately 19,500 with principal balances of $712.6 million were sold on June 28, 2021. Gross proceeds from the sale were $705.9 million and the Company recorded a pre-tax gain in noninterest income of $24.3 million on the sale after giving effect to $30.9 million of unamortized fees, net of deferred costs, and the sale discount. As of June 30, 2021, the Company held approximately 600 PPP 2 loans with aggregate principal balances and unamortized fees, net of deferred costs, of $15.7 million and $367 thousand, respectively.

The Company believes that the majority of PPP 1 and PPP 2 loans will be forgiven, in accordance with the terms of the program, and will be paid in full pursuant to the U.S. government guarantee.

The Company is accounting for the PPP processing fees in accordance with ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, which requires fees, net of costs, to be deferred and amortized as a component of loan yield over the expected life of the loans, which the Company believes is 1.5 years for PPP 1 loans and one to three years for PPP 2 loans, depending on the individual loan balance. Of the $11.5 million of processing fees received in 2020 for PPP 1 loans, approximately $69 thousand of unamortized fees remain as of June 30, 2021, with $1.1 million and $3.3 million recognized as a component of interest income for the three and six months ended June 30, 2021, respectively. PPP 2 processing fees, net of costs, totaled $40.8 million through the first half of 2021, of which $8.4 million and $9.5 million were recognized as interest income for the three and six months ended June 30, 2021, respectively, and $30.9 million was recognized as part of the gain on sale in the second quarter of 2021.

From the onset of the global COVID-19 pandemic, the Company has proactively addressed the needs of its commercial and individual borrowers by modifying loans allowing for the short-term deferral of principal payments or of principal and interest payments. Pursuant to the CARES Act and the Economic Aid Act, banks have the option to temporarily suspend certain requirements of GAAP related to TDRs to the earlier of January 1, 2022 or the date that is

60 days after the date on which the national emergency terminates if certain conditions are met. All loan modifications made by the Company were made on a good faith basis to borrowers who met the requirements for modifications under the CARES Act. As a result of regulatory and accounting guidance regarding such modifications, the loans were not designated as TDRs as of June 30, 2021 and December 31, 2020. In response to the COVID-19 pandemic, during 2020, the Company approved over 550 loan deferrals for a total of $110.6 million. In addition, Bay Banks approved nearly 400 loan deferrals for approximately $160.0 million. Most of these loans are now past the deferment period and are back on normal payment schedules, and as of June 30, 2021, 16 loans were in deferment for a total of approximately $5.2 million.

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $598.4 million and $213.3 million were pledged as of June 30, 2021 and December 31, 2020, respectively. Additionally, PPP loans were pledged as collateral for PPPLF advances in the amount of $97.4 million and $281.6 million as of June 30, 2021 and December 31, 2020, respectively.

As a result of the Bay Banks Merger and the 2019 acquisition of Virginia Community Bankshares, Inc., the acquired loan portfolios were initially measured at fair value as of the respective acquisition dates and subsequently accounted for as either purchased performing loans or PCI loans. The following table presents the outstanding principal balance and related recorded investment of these acquired loans included in the consolidated balance sheets as of the dates stated.

(Dollars in thousands)	June 30, 2021	December 31, 2020
PCI loans
Outstanding principal balance	$108,220	$1,278
Recorded investment	94,163	1,085
Purchased performing loans
Outstanding principal balance	877,755	97,301
Recorded investment	874,825	96,317
Total acquired loans
Outstanding principal balance	985,975	98,579
Recorded investment	968,988	97,402

The following table presents the changes in the accretable yield for PCI loans for the periods stated.

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance, beginning of period	$9,439	$169	$123	$185
Additions	—	—	10,030	—
Accretion	(1,625)	(16)	(2,465)	(32)
Reclassification of nonaccretable difference due to improvement in expected cash flows	2	—	106	—
Other changes, net	14	—	36	—
Balance, end of period	$7,830	$153	$7,830	$153

The following tables present the aging of the recorded investment of loans held for investment as of the dates stated.

	June 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$338	$332	$—	$6,180	$6,850	$9,235	$288,093	$304,178
Paycheck Protection Program	—	—	—	—	—	—	130,489	130,489
Real estate – construction, commercial	16,593	7	9	89	16,698	22,722	103,795	143,215
Real estate – construction, residential	—	—	451	255	706	—	47,188	47,894
Real estate – mortgage, commercial	2,007	—	28	3,220	5,255	52,945	614,392	672,592
Real estate – mortgage, residential	924	2,182	1,308	1,588	6,002	7,905	476,846	490,753
Real estate – mortgage, farmland	—	—	—	—	—	—	6,537	6,537
Consumer	668	226	97	594	1,585	1,356	62,279	65,220
Less: Deferred loan fees, net of costs	—	—	—	—	—	—	(1,008)	(1,008)
Total Loans	$20,530	$2,747	$1,893	$11,926	$37,096	$94,163	$1,728,611	$1,859,870

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$1,117	$—	$—	$1,310	$2,427	$—	$121,248	$123,675
Paycheck Protection Program	—	—	—	—	—	—	292,068	292,068
Real estate – construction, commercial	—	—	—	—	—	35	54,667	54,702
Real estate – construction, residential	262	—	—	—	262	—	17,778	18,040
Real estate – mortgage, commercial	771	211	—	3,643	4,625	808	268,066	273,499
Real estate – mortgage, residential	1,062	—	46	881	1,989	242	211,173	213,404
Real estate – mortgage, farmland	—	—	—	—	—	—	3,615	3,615
Consumer	935	334	—	714	1,983	—	44,701	46,684
Less: Deferred loan fees, net of costs	—	—	—		—		(4,271)	(4,271)
Total Loans	$4,147	$545	$46	$6,548	$11,286	$1,085	$1,009,045	$1,021,416

The following tables present the aging of the recorded investment of PCI loans as of the dates stated.

	June 30, 2021
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$9,235	$9,235
Real estate – construction, commercial	13,904	9	8,809	22,722
Real estate – mortgage, commercial	133	28	52,784	52,945
Real estate – mortgage, residential	1,068	1,308	5,529	7,905
Consumer	20	—	1,336	1,356
Total PCI Loans	$15,125	$1,345	$77,693	$94,163

	December 31, 2020
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Real estate – construction, commercial	—	—	35	35
Real estate – mortgage, commercial	224	—	584	808
Real estate – mortgage, residential	35	—	207	242
Total PCI Loans	$259	$—	$826	$1,085

The Company prepares a quarterly analysis of the ALL, with the objective of quantifying portfolio risk into a dollar amount of inherent losses. The ALL is increased through a provision for loan losses charged against income and decreased by loans charged-off (net of recoveries, if any). Management’s periodic evaluation of the adequacy of the ALL is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. The ALL consists of specific and general components. The specific component relates to loans that are identified as impaired and meet certain other criteria, such as size. For loans that are classified as impaired, an allowance is established when the discounted cash flows or the net realizable value of underlying collateral, which is equal to the estimated fair value less estimated costs to sell, of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and those loans classified that are not individually evaluated for impairment and is based on historical loss experience adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data.

The Company follows applicable guidance issued by the FASB. This guidance requires that losses be accrued when they are probable of occurring and can be estimated. It also requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.

PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no ALL for these loans as of June 30, 2021 and December 31, 2020. In future periods, the Company may be required to establish an ALL for these loans, which would result in a provision for loan losses charged to earnings.

The following tables present a summary of the loan portfolio individually and collectively evaluated for impairment as of the dates stated.

	June 30, 2021
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Originated and purchased performing loans:
Commercial and industrial	$4,810	$290,133	$294,943
Real estate – construction, commercial	536	119,958	120,494
Real estate – construction, residential	—	47,894	47,894
Real estate – mortgage, commercial	1,378	618,269	619,647
Real estate – mortgage, residential	976	481,871	482,847
Real estate – mortgage, farmland	—	6,537	6,537
Consumer	—	63,864	63,864
Total originated and purchased performing loans	7,700	1,628,526	1,636,226
PCI loans:
Commercial and industrial	—	9,235	9,235
Real estate – construction, commercial	—	22,721	22,721
Real estate – mortgage, commercial	—	52,945	52,945
Real estate – mortgage, residential	—	7,906	7,906
Consumer	—	1,356	1,356
Total PCI loans	—	94,163	94,163
Gross loans	7,700	1,722,689	1,730,389
Less: Deferred loan fees, net of costs	—	(722)	(722)
Total	$7,700	$1,721,967	$1,729,667

	December 31, 2020
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Originated and purchased performing loans:
Commercial and industrial	$234	$123,441	$123,675
Real estate – construction, commercial	—	54,667	54,667
Real estate – construction, residential	—	18,040	18,040
Real estate – mortgage, commercial	1,645	271,046	272,691
Real estate – mortgage, residential	452	212,710	213,162
Real estate – mortgage, farmland	—	3,615	3,615
Consumer	—	46,684	46,684
Total originated and purchased performing loans	2,331	730,203	732,534
PCI loans:
Real estate – construction, commercial	—	35	35
Real estate – mortgage, commercial	—	808	808
Real estate – mortgage, residential	—	242	242
Total PCI loans	—	1,085	1,085
Gross loans	2,331	731,288	733,619
Less: Deferred loan fees, net of costs	—	(736)	(736)
Total	$2,331	$730,552	$732,883

The tables above exclude gross PPP loans of $130.5 million and $292.1 million as of June 30, 2021 and December 2020, respectively.

The following tables present information related to impaired loans by loan type as of the dates presented.

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$4,735	$4,735	$—	$234	$234	$144
Real estate – construction, commercial	535	535	—	—	—	—
Real estate – mortgage, commercial	182	182	—	1,645	2,030	—
Real estate – mortgage, residential	919	919	—	452	571	—
With an allowance recorded:
Real estate – mortgage, commercial	1,188	1,188	387	—	—	—
Real estate – mortgage, residential	57	57	57	—	—	—
	$7,616	$7,616	$444	$2,331	$2,835	$144

	For the three months ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$4,324	$49	$—	$—
Real estate – construction, commercial	537	8	—	—
Real estate – mortgage, commercial	185	3	—	—
Real estate – mortgage, residential	920	7	581	—
With an allowance recorded:
Commercial and industrial	—	—	265	—
Real estate – mortgage, commercial	1,207	17	—	—
Real estate – mortgage, residential	57	—	376	—
	$7,230	$84	$1,222	$—

	For the six months ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$4,409	$99	$—	$—
Real estate – construction, commercial	539	16	—	—
Real estate – mortgage, commercial	210	7	—	—
Real estate – mortgage, residential	890	13	581	—
With an allowance recorded:
Commercial and industrial	—	—	265	1
Real estate – mortgage, commercial	1,211	34	—	—
Real estate – mortgage, residential	116	—	376	2
	$7,375	$169	$1,222	$3

Impaired loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had three TDRs in the amount of $192 thousand as of June 30, 2021, two of which were classified as a TDR due to a change in interest rate and payment terms and one of which was classified as a TDR due to a change in payment terms. The Company had two TDRs in the amount of $142 thousand as of December 31, 2020, one of which was classified as a TDR due to a change in interest rate and payment terms and the other loan was classified as a TDR due to a change in payment terms.

The following table presents an analysis of the change in the ALL by loan type as of and for the periods stated.

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
ALL, beginning of period	$13,402	$4,897	$13,827	$4,572
Charge-offs
Commercial and industrial	$(857)	$—	$(1,216)	$—
Real estate – mortgage	(1)	—	(13)	—
Consumer	(133)	(255)	(396)	(574)
Total charge-offs	(991)	(255)	(1,625)	(574)
Recoveries
Commercial and industrial	394	—	450	1
Real estate – mortgage	87	—	103	—
Consumer	115	64	252	132
Total recoveries	596	64	805	133
Net charge-offs	(395)	(191)	(820)	(441)
Provision for loan losses	—	3,500	—	4,075
ALL, end of period	$13,007	$8,206	$13,007	$8,206

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the periods stated

	For the three months ended June 30, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate – Construction Commercial	Real Estate – Construction Residential	Real Estate – Mortgage, Commercial	Real Estate – Mortgage, Residential	Real Estate – Mortgage, Farmland	Consumer	Total
ALL, beginning of period	$3,459	$960	$150	4,215	$1,485	$18	$3,115	$13,402
Charge-offs	(857)	—	—	—	(1)	—	(133)	(991)
Recoveries	394	—	—	79	8	—	115	596
Provision for loan losses	502	(208)	(72)	1,953	(734)	5	(1,446)	—
ALL, end of period	$3,498	$752	$78	$6,247	$758	$23	$1,651	$13,007
Individually evaluated for impairment	$—	$—	$—	$387	$57	$—	$—	$444
Collectively evaluated for impairment	$3,498	$752	$78	$5,860	$701	$23	$1,651	$12,563

	For the six months ended June 30, 2021
(Dollars in thousands)	Commercial and Industrial	Real Estate – Construction Commercial	Real Estate – Construction Residential	Real Estate – Mortgage Commercial	Real Estate – Mortgage Residential	Real Estate – Mortgage, Farmland	Consumer	Total
ALL, beginning of period	$3,762	$960	$150	4,215	$1,481	$18	$3,241	$13,827
Charge-offs	(1,216)	—	—	—	(13)	—	(396)	(1,625)
Recoveries	450	—	—	79	24	—	252	805
Provision for loan losses	502	(208)	(72)	1,953	(734)	5	(1,446)	—
ALL, end of period	$3,498	$752	$78	$6,247	$758	$23	$1,651	$13,007
Individually evaluated for impairment	$—	$—	$—	$387	$57	$—	$—	$444
Collectively evaluated for impairment	$3,498	$752	$78	$5,860	$701	$23	$1,651	$12,563

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

The following tables present the Company’s loan portfolio by internal loan grade as of the dates stated.

	June 30, 2021
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$5,324	$3,578	$133,649	$131,944	$13,441	$5,787	$10,455	$304,178
Paycheck Protection Program	130,489	—	—	—	—	—	—	130,489
Real estate – construction, commercial	—	538	36,043	76,956	8,625	18,988	2,065	143,215
Real estate – construction, residential	108	33	19,401	21,681	6,416	—	255	47,894
Real estate – mortgage, commercial	—	3,766	325,958	235,860	41,193	56,990	8,825	672,592
Real estate – mortgage residential	1,663	9,393	313,336	142,353	14,530	4,158	5,320	490,753
Real estate – mortgage, farmland	384	—	1,172	4,981	—	—	—	6,537
Consumer	354	44	18,655	43,373	1,685	496	613	65,220
Gross loans	$138,322	$17,352	$848,214	$657,148	$85,890	$86,419	$27,533	$1,860,878
Less: Deferred loan fees, net of costs								(1,008)
Total								$1,859,870

	December 31, 2020
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$844	$484	$23,828	$85,928	$7,251	$4	$5,336	$123,675
Paycheck Protection Program	292,068	—	—	—	—	—	—	292,068
Real estate – construction, commercial	—	2,143	19,524	26,324	5,916	218	577	54,702
Real estate – construction, residential	—	—	3,073	8,247	6,458	—	262	18,040
Real estate – mortgage, commercial	—	3,994	128,163	114,977	15,799	2,968	7,598	273,499
Real estate – mortgage residential	—	3,583	101,078	100,601	5,750	158	2,234	213,404
Real estate – mortgage, farmland	444	—	1,175	1,996	—	—	—	3,615
Consumer	324	36	17,062	28,033	521	1	707	46,684
Gross loans	$293,680	$10,240	$293,903	$366,106	$41,695	$3,349	$16,714	$1,025,687
Less: Deferred loan fees, net of costs								(4,271)
Total								$1,021,416

Note 6 – Goodwill and Other Intangibles

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 5 to 12 years. Goodwill is the only intangible asset with an indefinite life on the consolidated balance sheets.

The following table presents the components of goodwill as of the dates stated.

(Dollars in thousands)	Year of acquisition	June 30, 2021	December 31, 2020
Charlottesville branch acquisition	2011	$366	$366
River Bancorp, Inc. acquisition	2016	1,728	1,728
Mortgage business acquisition	2018	600	600
Hammond Insurance Agency acquisition	2019	613	613
Virginia Community Bankshares, Inc. acquisition	2019	16,585	16,585
Bay Banks Merger	2021	7,206	—
		$27,098	$19,892

The following table presents information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	Gross		Net
(Dollars in thousands)	Carrying	Accumulated	Carrying
June 30, 2021	Value	Amortization	Value
Core deposit intangibles	$9,626	$(2,105)	$7,521
Other amortizable intangibles	2,643	(1,233)	1,410
Total	$12,269	$(3,338)	$8,931

	Gross		Net
(Dollars in thousands)	Carrying	Accumulated	Carrying
December 31, 2020	Value	Amortization	Value
Core deposit intangibles	$2,776	$(1,366)	$1,410
Other amortizable intangibles	2,528	(1,016)	1,512
Total	$5,304	$(2,382)	$2,922

As a result of the Bay Banks Merger, a core deposit intangible asset of $6.9 million was recorded as of the acquisition date and is being amortized on an accelerated basis over 10 years using the sum-of-years digits method.

Included in other amortizable intangibles were loan servicing assets of $274 thousand and $209 thousand at June 30, 2021 and December 31, 2020, respectively, related to the sale of the government guaranteed portion of certain loans that the Company continues to service. Loan servicing assets of $115 thousand and $189 thousand were added during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. The amortization of these intangibles is included in interest and fees on loans in the consolidated statement of income.

The Company retains servicing rights on mortgages originated and sold to the secondary market. The Company records mortgage servicing rights (“MSR”) assets initially at fair value and subsequently accounts for them under the amortization method, pursuant to which an impairment assessment is performed each reporting period. The amortization method requires that the MSR assets be recorded at the lower of cost or fair value. As of June 30, 2021 and December 31, 2020, the carrying value of MSR assets were $13.1 million and $7.1 million, respectively.

Note 7 – Other Real Estate Owned

The following table presents the number and carrying values of properties included in other real estate owned (“OREO”) as of the dates stated.

	June 30, 2021		December 31, 2020
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	1	$—	1	$—
Land	4	264	—	—
Commercial properties	1	174	—	—
Total other real estate owned	6	$438	1	$—

The Company acquired $598 thousand of OREO in the Bay Banks Merger. As of June 30, 2021, the carrying value of the OREO portfolio totaled $438 thousand.

No residential mortgage loans were in the process of foreclosure as of June 30, 2021.

Note 8 – Borrowings

FHLB Borrowings

The Bank has a borrowing facility from the FHLB secured by certain real estate loans and pledged securities. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. Total lendable collateral was $452.4 million as of June 30, 2021. The Bank had borrowings from the FHLB that totaled $125.1 million and $115.0 million as of June 30, 2021 and December 31, 2020, respectively. Of these advances, the Company assumed $10.1 million in the Bay Banks Merger. The borrowings also required the Bank to own $6.0 million and $5.8 million of FHLB stock, as of June 30, 2021 and December 31, 2020, respectively, which is included in restricted equity and other investments on the consolidated balance sheets.

The following table presents information regarding FHLB advances outstanding as of the date stated.

	June 30, 2021
			Stated
		Originated	Interest	Maturity
(Dollars in thousands)	Balance	Date	Rate	Date
Convertible	$10,118	2/28/2020	0.56%	2/28/2030
Fixed Rate Credit	15,000	4/1/2021	0.17%	7/1/2021
Fixed Rate Credit	25,000	5/3/2021	0.16%	8/2/2021
Fixed Rate Credit	35,000	5/7/2021	0.16%	8/6/2021
Fixed Rate Credit	10,000	5/28/2021	0.16%	8/30/2021
Fixed Rate Credit	10,000	5/28/2021	0.16%	8/30/2021
Fixed Rate Credit	20,000	9/17/2021	0.19%	9/17/2021
Total FHLB borrowings	$125,118

As of June 30, 2021, 1-4 family residential loans held for investment with a lendable value of $210.6 million, multi-family residential loans with a lendable value of $35.8 million, commercial real estate loans with a lendable value of $123.6 million, 1-4 family residential loans held for sale with a lendable value of $52.1 million, and securities with a lendable value of $30.2 million were pledged against the available line of credit with the FHLB. The Bank also has letters of credit with the FHLB totaling $59.0 million for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $268.4 million as of June 30, 2021.

FRB Borrowings

In the second quarter of 2020, the Company began participating in the FRB’s PPPLF, which allows banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed annual cost of 35 basis points, and receive favorable regulatory capital treatment. As of June 30, 2021, these FRB borrowings were $97.4 million with maturities ranging from 0.8 to 4.0 years. Of this balance, $24.8 million were assumed by the Company in the Bay Banks Merger. As of December 31, 2020, the Company’s FRB borrowings were $281.6 million with maturities ranging from 1.2 years to 4.5 years.

Other Borrowings

The Company has unsecured lines of credit with correspondent banks, which totaled $79.0 million and $38.0 million at June 30, 2021 and December 31, 2020, respectively. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. As of June 30, 2021 and December 31, 2020, none of these lines of credit with correspondent banks were drawn upon.

The Company had $46.1 million and $24.5 million of subordinated notes, net, outstanding as of June 30, 2021 and December 31, 2020, respectively. The Company assumed $30.9 million par value (or $31.9 million fair value) of subordinated notes in the Bay Banks Merger, which is composed of an issuance in October 2019 and maturing October 15, 2029 (the “2029 Bay Banks Notes”) and an issuance in May 2015 and maturing May 28, 2025 (the “2025 Bay Banks Notes”).

The Bay Banks 2029 Notes bear interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate (“SOFR”) (as defined in the 2029 Bay Banks Notes) plus 433.5 basis points, payable quarterly in arrears. The Bay Banks 2029

Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the other subordinated notes issued by the Company. Beginning on October 15, 2024 through maturity, the 2029 Bay Banks Notes may be redeemed, at the Company's option, on any scheduled interest payment date. As of June 30, 2021, the net carrying amount of the 2029 Bay Banks Notes was $25.3 million, inclusive of a $830 thousand purchase accounting adjustment (premium) recorded at the effective date of the Bay Banks Merger. For the three and six months ended June 30, 2021, the effective interest rate on the 2029 Bay Banks Notes was 4.72% and 4.73%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

The 2025 Bay Banks Notes bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The Company has the right to redeem the 2025 Bay Banks Notes, in whole or in part, without premium or penalty, at any interest payment date. The 2025 Bay Banks Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the other subordinated notes issued by the Company. As of June 30, 2021, the net carrying amount of the 2025 Bay Banks Notes was $6.1 million, inclusive of a $30 thousand purchase accounting adjustment (premium). For the three and six months ended June 30, 2021, the effective interest rate on the 2025 Bay Banks Notes was 5.03% and 5.06%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). Subsequent to June 30, 2021, the Company delivered notices of redemption to the holders of the 2025 Bay Banks Notes. Such notes will be redeemed at the next payment date, September 1, 2021.

On May 28, 2020, the Company issued a subordinated note with a principal amount of $15.0 million which matures on June 1, 2030 (the “2030 Note”). The 2030 Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s existing and future senior indebtedness and ranks in parity with the other subordinated notes issued by the Company. Beginning on June 1, 2025 through maturity, the 2030 Note may be redeemed, at the Company's option, on any scheduled interest payment date. The aggregate carrying value of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.4 million as of June 30, 2021. For both the three and six months ended June 30, 2021, the effective interest rate on the 2020 Note was 6.27%.

On November 20, 2015, the Company issued an aggregate of $10.0 million of subordinated notes with a maturity date of December 1, 2025 (the “2025 Notes”). The 2025 Notes could be redeemed in part or in full at any interest payment date on or after December 1, 2020, at the option of the Company. The Company exercised its right to redeem the 2025 Notes in the second quarter of 2021 and repaid the 2025 Notes in full.

Note 9 – Derivatives

The Company enters into interest rate swap agreements (‘‘swap agreements’’) to facilitate the risk management strategies to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these interest rate swap agreements by entering into equal and offsetting swap agreements with highly-rated third-party financial institutions. These back-to-back interest rate swap agreements are free-standing derivatives and are recorded at fair value in the consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities).

The following tables present the notional and fair value of interest rate swap agreements recorded as other assets and other liabilities on the Company’s consolidated balance sheets as of the dates stated.

	June 30, 2021
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,076	$247
Pay fixed/receive variable swaps	2,076	(247)

	December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,100	$339
Pay fixed/receive variable swaps	2,100	(339)

The Company entered into various cash flow hedges as defined by ASC 815-20, Derivatives and Hedging. The objective of these interest rate swap agreements was to hedge the risk of variability in the Company’s cash flows attributable to changes in the 3-month LIBOR index rate component of forecasted three-month fixed rate funding advances from the FHLB. The hedging objective was to reduce the interest rate risk associated with the Company’s fixed rate advances from the designation date and through the maturity date. The identified hedge layers are presented in the following table (in thousands). Each hedge layer has a variable receive leg of 3-month LIBOR and a pay fixed leg of 1.80%.

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$15,000	$15,000	July 1, 2019	July 1, 2022
$25,000	$25,000	August 2, 2019	February 2, 2023
$10,000	$10,000	August 29, 2019	August 29, 2023

At the time the hedges identified in the table above expire, new hedges will begin summarized in the following table (in thousands). Each hedge layer has a variable receive leg of 3-month LIBOR and a pay fixed leg ranging from 0.92% to 0.95%.

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$15,000	$15,000	July 1, 2022	July 1, 2032
$25,000	$25,000	February 2, 2023	February 2, 2033
$10,000	$10,000	August 29, 2023	August 29, 2033

Beginning in 2020, the Company entered into three additional hedges summarized in the following table (in thousands). Each hedge layer has a variable receive leg of 3-month LIBOR and a pay fixed leg ranging from 0.83% to 0.86%.

3-Month LIBOR	Cash & Securities	Period Hedged
Hedged Notional	Exposure Hedged	From	To
$20,000	$20,000	March 13, 2020	March 13, 2030
$35,000	$35,000	May 6, 2020	May 6, 2027
$10,000	$10,000	May 29, 2020	May 29, 2027

The Company has the intent and ability to fund the 3-month rate advances during the term of these cash flow hedges. Interest rate swap assets and liabilities were $5.1 million and $1.4 million, respectively, as of June 30, 2021, and $1.7 million and $2.7 million, respectively, as of December 31, 2020. The Company had cash collateral with the counterparties of $6.0 million included within other assets on the consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The Bank also participates in a “mandatory” delivery program for its government guaranteed and conventional mortgage loans held for sale. Under the mandatory delivery program, loans with interest rate locks are paired with the sale of a to-be-announced mortgage-backed security bearing similar attributes. Under the mandatory delivery program, the

Bank commits to deliver loans to an investor at an agreed upon price after the close of such loans. This differs from a “best efforts” delivery, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked.  The Bank had entered into $97.0 million and $154.3 million of rate lock commitments with borrowers, net of expected fallout, as of June 30, 2021 and December 31, 2020, respectively, and $131.8 million and $97.1 million of closed loan inventory waiting for sale, which were hedged by $232.8 million and $225.0 million in forward to-be-announced mortgage-backed securities as of June 30, 2021 and December 31, 2020, respectively. Mortgage derivative assets totaled $3.1 million and $5.3 million as of June 30, 2021 and December 31, 2020, respectively, and mortgage derivative liabilities, which are included in other liabilities on the consolidated balance sheets, were $300 thousand and $1.6 million as of June 30, 2021 and December 31, 2020, respectively.

Note 10 – Stock-Based Compensation

The Company has granted restricted stock awards to employees and directors under the Company’s 2017 Equity Incentive Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period. Compensation expense recognized in the consolidated statements of income related to restricted stock awards, net of forfeitures, was $170 thousand and $337 thousand for the three and six months ended June 30, 2021, respectively, and was $70 thousand and $149 thousand for the three and six months ended June 30, 2020, respectively. At June 30, 2021, restricted stock awards relating to 117,338 shares of the Company’s common stock were outstanding and unrecognized compensation expense related to the restricted stock awards at June 30, 2021 totaled $1.1 million.

The Company converted fully vested options to purchase 198,362 shares of Bay Banks common stock into options to acquire 99,176 shares (148,764 on a post Stock Split basis) of the Company’s common stock pursuant to the Bay Banks Merger. The estimated fair value of the converted stock options as of the effective date of the merger was $472 thousand and included in the Bay Banks Merger consideration.

The estimated fair value of $472 thousand was determined using the Black-Scholes Model, which requires the use of assumptions including the risk-free interest rate, expected term, expected volatility (of the underlying stock), and expected dividend yield. The following table presents the ranges and weighted-averages of assumptions used to determine the estimated fair value of the converted stock options in the Bay Banks Merger.

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

During the first and second quarters of 2021, 67,031 and 15,866 stock options were exercised, resulting in 43,732 options outstanding as of June 30, 2021.

Note 11 – Fair Value

The fair value of a financial instrument is the current amount that would be exchanged between willing parties in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	June 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$30,606	$—	$30,606	$—
U.S. Treasury and agencies	23,028	—	23,028	—
Mortgage backed securities	174,435	—	174,435	—
Corporate bonds	33,240	—	33,240	—
Total securities available for sale	$261,309	$—	$261,309	$—
Other assets
Rabbi trust assets	$1,087	$1,087	$—	$—
Mortgage derivative asset	3,143	—	3,143	—
Interest rate swap asset	5,072	—	5,072	—
Other liabilities
Mortgage derivative liability	$300	$—	$300	$—
Interest rate swap liability	1,445	—	1,445	—

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$14,259	$—	$14,259	$—
U.S. Treasury and agencies	2,409	—	2,409	—
Mortgage backed securities	72,635	—	72,635	—
Corporate bonds	20,172	—	20,172	—
Total securities available for sale	$109,475	$—	$109,475	$—
Other assets
Mortgage derivative asset	$5,293	$—	$5,293	$—
Interest rate swap asset	1,716	—	1,716	—
Other liabilities
Mortgage derivative liability	$1,569	$—	$1,569	$—
Interest rate swap liability	2,735	—	2,735	—

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

The following tables present the change in MSR assets using Level 3 inputs as of and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance, December 31, 2020	$7,084
Acquired in Bay Banks Merger	997
Additions	6,407
Write-offs	(328)
Amortization	(1,011)
Impairments	—
Fair value adjustments	2,611
Balance, June 30, 2021 - fair value	$15,760
Balance, June 30, 2021 - amortized cost	$13,149

(Dollars in thousands)	MSR Assets
Balance, December 31, 2019	$—
Additions	7,539
Write-offs	(61)
Amortization	(391)
Impairments	(3)
Fair value adjustments	207
Balance, December 31, 2020 - fair value	$7,291
Balance, December 31, 2020 - amortized cost	$7,084

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of June 30, 2021 and December 31, 2020, the Company was servicing approximately $1.54 billion and $846.5 million of loans, respectively. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and utilizing assumed servicing costs and prepayment speeds. The weighted average net servicing fee income of the portfolio was 27.5 basis points as of June 30, 2021. Estimated base annual servicing costs were $65.00 to $80.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 12.81% as of June 30, 2021. A base discount rate of 9.0% to 12.0% (9.26% weighted average discount rate) was then applied to each pool’s projected future cash flows as of June 30, 2021. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

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

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at estimated market value in the aggregate. The agreed upon sales price is considered fair value as all of these loans are under agreements to sell to investors at the time of origination. This amount is generally the loan’s principal amount. Changes in fair value are recognized in the gain on sale of mortgages on the consolidated statements of income.

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	June 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$7,256	$—	$—	$7,256
Loans held for sale	146,985	—	146,985	—
OREO	438	—	—	438

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,187	$—	$—	$2,187
Loans held for sale	148,209	—	148,209	—

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

	Balance as of	Valuation	Unobservable	Weighted
(Dollars in thousands)	June 30, 2021	Technique	Input	Average
Impaired loans, net	$7,256	Discounted appraised value	Selling costs	10%
OREO	438	Discounted appraised value	Selling costs	7%

(Dollars in thousands)	December 31, 2020	Technique	Input	Average
Impaired loans, net	$2,097	Discounted appraised value	Selling costs	10%
	90	Discounted cash flows	Discount rate	6%

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

There is no credit risk associated with PPP loans as they are fully guaranteed by the U.S. government. Further, the Company believes the PPP loans will be forgiven within 1.5 years for PPP 1 loans and between one and three years for PPP 2 loans, depending on the loan’s balance, and any fair value adjustment for potential interest rate change was considered inconsequential as of June 30, 2021. As a result, the carrying value of PPP loans reasonably approximates fair value (Level 3).

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

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated.

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of June 30, 2021
(Dollars in thousands)	June 30, 2021	June 30, 2021	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$296,425	$296,425	$296,425	$—	$—
Federal funds sold	2,273	2,273	2,273	—	—
Securities available for sale	261,309	261,309	—	261,309	—
Restricted equity and other investments	15,310	15,310	—	15,310	—
PPP loans receivable, net	130,193	130,193	—	—	130,193
Loans held for investment, net	1,716,670	1,720,233	—	—	1,720,233
Accrued interest receivable	11,072	11,072	—	11,072	—
Bank owned life insurance	46,001	46,001	—	46,001	—
Financial Liabilities
Noninterest-bearing demand deposits	$660,937	$660,937	$660,937	$—	$—
Interest-bearing demand and money market deposits	812,756	812,756	—	812,756	—
Savings deposits	143,908	143,908	—	143,908	—
Time deposits	572,970	578,830	—	—	578,830
FHLB borrowings	125,118	124,884	—	124,884	—
FRB borrowings	97,384	97,384	—	97,384	—
Subordinated notes, net	46,149	49,130	—	—	49,130

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2020
(Dollars in thousands)	December 31, 2020	December 31, 2020	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$117,945	$117,945	$117,945	$—	$—
Federal funds sold	775	775	775	—	—
Securities available for sale	109,475	109,475	—	109,475	—
Restricted equity investments	11,173	11,173	—	11,173	—
PPP loans receivable, net	288,533	288,533	—	—	288,533
Loans held for investment, net	719,056	720,396	—	—	720,396
Accrued interest receivable	5,428	5,428	—	5,428	—
Bank owned life insurance	15,724	15,724	—	15,724	—
Financial Liabilities
Noninterest-bearing demand deposits	$333,051	$333,051	$333,051	$—	$—
Interest-bearing demand and money market deposits	282,263	282,263	—	282,263
Savings deposits	78,352	78,352	—	78,352	—
Time deposits	251,443	257,647	—	—	257,647
FHLB borrowings	115,000	114,983	—	114,983	—
FRB borrowings	281,650	281,650	—	281,650	—
Subordinated notes, net	24,506	25,830	—	—	25,830

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

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and such extensions are included in the calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

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

The following tables present information about the Company’s leases as of and for the periods stated.

(Dollars in thousands)	June 30, 2021
Lease liabilities	$7,795
Right-of-use asset	$6,348
Weighted average remaining lease term (years)	6.16
Weighted average discount rate	2.96%

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$760	$458	$1,406	$889
Total lease cost	$760	$458	$1,406	$889

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

As of
(Dollars in thousands)	June 30, 2021
Six months ending December 31, 2021	$1,370
Twelve months ending December 31, 2022	1,596
Twelve months ending December 31, 2023	1,268
Twelve months ending December 31, 2024	940
Twelve months ending December 31, 2025	786
Thereafter	2,403
Total undiscounted cash flows	8,363
Discount	(568)
Lease liabilities	$7,795

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

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements phased-in over a multi-year schedule and fully phased-in at January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of June 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$271,353	13.92%	$204,674	10.50%	$194,928	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$257,994	13.24%	$165,688	8.50%	$155,942	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$257,994	13.24%	$136,449	7.00%	$126,703	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$257,994	9.23%	$111,854	4.00%	$139,817	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$109,219	13.10%	$87,574	10.50%	$83,404	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$70,893	8.50%	$66,723	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$58,383	7.00%	$54,213	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$98,751	8.34%	$47,363	4.00%	$59,180	5.00%

The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies.

Note 14 – Commitments & Contingencies

In the ordinary course of operations, the Company is party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Also, in the ordinary course of operations, the Company offers various financial products to its customers to meet their credit and liquidity needs. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and stand-by letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional commitments as it does for on-balance sheet commitments.

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2021 and December 31, 2020, the Company had outstanding loan commitments of $294.8 million and $126.0 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of June 30, 2021 and December 31, 2020, commitments under outstanding performance stand-by letters of credit totaled $655 thousand and $0, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2021 and December 31, 2020, commitments under outstanding financial stand-by letters of credit totaled $9.4 million and $6.1 million, respectively. The credit risk of issuing stand-by letters of credit is essentially the same as that involved in extending loans to customers.

  Reserves for unfunded commitments to borrowers as of June 30, 2021 and December 31, 2020 were $352 thousand and $0, respectively, and are included in other liabilities on the consolidated balance sheets.

The Company invests in various partnerships and limited liability companies, many of which invest in early-stage companies operating in fintech businesses. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At June 30, 2021, the Company has future commitments outstanding totaling $7.8 million related to these investments.

Note 15 – Earnings Per Share

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options, including those converted and assumed in the Bay Banks Merger. For the three and six months ended June 30, 2021, stock options for 0 and 55,357 shares of the Company’s common stock, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive. Weighted average common shares outstanding, basic and dilutive, for all periods presented are presented on a post Stock Split basis.

	For the three months ended		For the six months ended
(Dollars in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$28,642	$6,218	$32,879	$7,059
Net loss (income) attributable to noncontrolling interest	4	4	(5)	(5)
Net income available to common shareholders	$28,646	$6,222	$32,874	$7,054
Weighted average common shares outstanding, basic	18,624,723	8,489,051	16,890,718	8,492,816
Effect of dilutive securities	21,277	—	27,802	—
Weighted average common shares outstanding, dilutive	18,646,000	8,489,051	16,918,520	8,492,816
Basic earnings per common share	$1.54	$0.73	$1.95	$0.83
Diluted earnings per common share	$1.54	$0.73	$1.94	$0.83

Note 16 – Business Segments

The Company has identified two primary business segments, which are commercial banking and mortgage banking. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income, and interest earned on mortgage loans held for sale.

The following tables present revenues and expenses by segment for the periods stated.

	For the three months ended June 30, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$32,775	$1,010	$27	$—	$33,812
Gain on sale of Paycheck Protection Program loans	24,315	—	—	—	24,315
Residential mortgage banking income, net	—	7,254	—	—	7,254
Mortgage servicing rights	—	1,707	—	—	1,707
Gain on sale of guaranteed government loans	143	—	—	—	143
Wealth and trust management	833	—	—	—	833
Service charges on deposit accounts	370	—	—	—	370
Increase in cash surrender value of bank owned life insurance	237	—	—	—	237
Payroll processing revenue	213	—	—	—	213
Bank and purchase card, net	299	—	—	—	299
Other income	465	—	651	(62)	1,054
Total income	59,650	9,971	678	(62)	70,237
Expenses:
Interest expense	2,425	57	868	0	3,350
Provision for loan losses	—	—	—	—	—
Salaries and employee benefits	10,960	6,682	0	—	17,642
Merger-related	997	—	240	—	1,237
Other	9,060	2,256	415	(62)	11,669
Total expense	23,442	8,995	1,523	(62)	33,898
Income (loss) before income taxes	36,208	976	(845)	—	36,339
Income tax expense (benefit)	7,644	212	(159)	—	7,697
Net income (loss)	$28,564	$764	$(686)	$—	$28,642
Net loss attributable to noncontrolling interest	4	—	—	—	4
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$28,568	$764	$(686)	$—	$28,646

	For the three months ended June 30, 2020
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$12,433	$733	$1	$—	$13,167
Residential mortgage banking income, net	—	13,708	—	—	13,708
Mortgage servicing rights	—	1,596			1,596
Gain on sale of guaranteed government loans	243	—	—	—	243
Service charges on deposit accounts	183	—	—	—	183
Increase in cash surrender value of bank owned life insurance	92	—	—	—	92
Payroll processing	212	—	—	—	212
Bank and purchase card, net	139	—	—	—	139
Other	186	—	—	(6)	180
Total income	13,488	16,037	1	(6)	29,520
Expenses:
Interest expense	2,187	69	266	—	2,522
Provision for loan losses	3,500	—	—	—	3,500
Salaries and employee benefits	2,988	7,858	—	—	10,846
Merger-related	177	—	—	—	177
Other	2,943	1,676	—	(6)	4,613
Total expense	11,795	9,603	266	(6)	21,658
Income (loss) before income taxes	1,693	6,434	(265)	—	7,862
Income tax expense (benefit)	510	1,352	(218)	—	1,644
Net income (loss)	$1,183	$5,082	$(47)	$—	$6,218
Net loss attributable to noncontrolling interest	4	—	—	—	4
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$1,187	$5,082	$(47)	$—	$6,222

	For the six months ended June 30, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$54,482	$1,830	$76	$—	$56,388
Gain on sale of Paycheck Protection Program loans	24,315	—	—	—	24,315
Residential mortgage banking income, net	—	16,555	—	—	16,555
Mortgage servicing rights	—	5,078	—	—	5,078
Gain on sale of guaranteed government loans	1,217	—	—	—	1,217
Wealth and trust management	1,435	—	—	—	1,435
Service charges on deposit accounts	697	—	—	—	697
Increase in cash surrender value of bank owned life insurance	401	—	—	—	401
Payroll processing	483	—	—	—	483
Bank and purchase card, net	599	—	—	—	599
Other	838	—	703	(87)	1,454
Total income	84,467	23,463	779	(87)	108,622
Expenses:
Interest expense	4,296	115	1,498	—	5,909
Provision for loan losses	—	—	—	—	—
Salaries and employee benefits	16,701	14,950	—	—	31,651
Merger-related	9,134	—	1,122	—	10,256
Other	14,230	4,437	573	(87)	19,153
Total expense	44,361	19,502	3,193	(87)	66,969
Income (loss) before income taxes	40,106	3,961	(2,414)	—	41,653
Income tax expense (benefit)	8,407	817	(450)	—	8,774
Net income (loss)	$31,699	$3,144	$(1,964)	$—	$32,879
Net income attributable to noncontrolling interest	(5)	—	—	—	(5)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$31,694	$3,144	$(1,964)	$—	$32,874

	For the six months ended June 30, 2020
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$22,490	$1,095	$5	$—	$23,590
Residential mortgage banking income, net	—	17,569	—	—	17,569
Mortgage servicing rights	—	1,596	—	—	1,596
Gain on sale of guaranteed government loans	263	—	—	—	263
Service charges on deposit accounts	454	—	—	—	454
Increase in cash surrender value of bank owned life insurance	185	—	—	—	185
Payroll processing	515	—	—	—	515
Bank and purchase card, net	271	—	—	—	271
Other	353	—	—	(12)	341
Total income	24,531	20,260	5	(12)	44,784
Expenses:
Interest expense	4,308	171	443	—	4,922
Provision for loan losses	4,075	—	—	—	4,075
Salaries and employee benefits	6,240	11,766	—	—	18,006
Merger-related	—	—	446	—	446
Other	5,586	2,781	9	(12)	8,364
Total expense	20,209	14,718	898	(12)	35,813
Income (loss) before income taxes	4,322	5,542	(893)	—	8,971
Income tax expense (benefit)	923	1,164	(175)	—	1,912
Net income (loss)	$3,399	$4,378	$(718)	$—	$7,059
Net income attributable to noncontrolling interest	(5)	—	—	—	(5)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$3,394	$4,378	$(718)	$—	$7,054

Note 17 – Changes to Accumulated Other Comprehensive Income, net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended June 30, 2021
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of April 1, 2021	$(1,413)	$5,448	$4,035
Change in net unrealized holding gains on securities available for sale, net of deferred tax expense of $199	747	—	747
Change in net unrealized holding losses on interest rate swaps, net of deferred tax benefit of $687	—	(2,582)	(2,582)
Balance as of June 30, 2021	$(666)	$2,866	$2,200

	For the three months ended June 30, 2020
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of April 1, 2020	$(61)	$(2,693)	$(2,754)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $12	(46)	—	(46)
Change in net unrealized holding losses on interest rate swaps, net of deferred tax benefit of $146	—	(549)	(549)
Balance as of June 30, 2020	$(107)	$(3,242)	$(3,349)

	For the six months ended June 30, 2021
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2021	$1,069	$(805)	$264
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $461	(1,735)	—	(1,735)
Change in net unrealized holding gains on interest rate swaps, net of deferred tax expense of $975	—	3,671	3,671
Balance as of June 30, 2021	$(666)	$2,866	$2,200

	For the six months ended June 30, 2020
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2020	$423	$(194)	$229
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $141	(530)	—	(530)
Change in net unrealized holding losses on interest rate swaps, net of deferred tax benefit of $810	—	(3,048)	(3,048)
Balance as of June 30, 2020	$(107)	$(3,242)	$(3,349)

Note 18 – Legal Matters

On August 12, 2019, a former employee of Virginia Community Bankshares, Inc. (“VCB”) and participant in its Employee Stock Ownership Plan (the “VCB ESOP”) filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the VCB ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division. The complaint alleges, among other things, that the defendants breached their fiduciary duties to VCB ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the VCB ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of its 2019 acquisition of VCB. The outcome of this litigation is uncertain, and the plaintiff and other individuals may file additional lawsuits related to the VCB ESOP. The Company believes the claims are without merit and no loss has been accrued for this lawsuit.

On June 24, 2021, a customer of the Bank filed a purported class action complaint against the Bank in the U.S. District Court for the Western District of Virginia, Harrisonburg Division. The complaint alleges, among other things, that the Bank breached its contract with checking account customers by charging improper overdraft fees, and seeks monetary damages, restitution and declaratory relief arising from the alleged assessment and collection of such fees. The complaint also alleges that the aggregate claims of the putative class members exceed $5 million. The outcome of this litigation is uncertain, and the customer-plaintiff and other customers may file additional lawsuits related to their accounts with the Bank. The Company believes the claims are without merit and no loss has been accrued for this lawsuit.

Note 19 – Subsequent Events

On July 14, 2021, the Company and FVCBankcorp, Inc. (“FVCB”) jointly announced they had entered into a definitive agreement pursuant to which FVCB will merge with and into the Company in an all-stock merger of equals (the “FVCB Merger”). Pursuant to the agreement, shareholders of FVCB will receive 1.1492 shares of the Company’s common stock for each FVCB share held, with fractional shares paid in cash. The FVCB Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of both companies. The Company anticipates the FVCB Merger will close in the fourth quarter of 2021 or in the first quarter of 2022.

Also on July 14, 2021, the Company declared a quarterly cash dividend of $0.12 per common share, paid on July 30, 2021 to shareholders of record as of the close of business on July 26, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of our operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations for the balance of 2021, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

Cautionary Note About Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: the effect of the COVID-19 pandemic, including its potential adverse effect on economic conditions, and the Company’s employees, customers, loan losses, and financial performance; the Company’s participation in the Paycheck Protection Program (“PPP”); changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”); the quality or composition of the loan and investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area; accounting principles, policies, and guidelines; changes in banking, tax, and other laws and regulations and interpretations or guidance thereunder; technological changes; fraud and cybersecurity risks; the effects of the Company’s pending merger with FVCBankcorp, Inc. (“FVCB”) or its completed merger with Bay Banks of Virginia, Inc. (“Bay Banks”) and other acquisitions the Company may make, including, without limitation, the ability to complete the FVCB merger within the expected time frame, or at all, the failure to achieve the expected revenue growth and/or expense savings from such transactions, disruptions in customer and employee relationships and business operations, and unexpected costs and difficulties integrating the companies’ business; and other factors detailed in the Company’s publicly filed documents, including the factors described in Item 1A., “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and in this Quarterly Report on Form 10-Q. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

Merger with FVCBankcorp, Inc.

On July 14, 2021, the Company announced that it had entered into a definitive agreement pursuant to which FVCB will merge with and into the Company, with the Company surviving, in an all-stock merger of equals (the “FVCB Merger”). Shareholders of FVCB will be entitled to receive 1.1492 shares of the Company’s common stock for each share of FVCB common stock upon completion of the merger. FVCB is the holding company for FVCbank, a Virginia-chartered community bank based in Fairfax, Virginia and serving the greater Washington, D.C. and Baltimore metropolitan areas. As of June 30, 2021, FVCB had total assets of $1.98 billion. The FVCB Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of both companies. The Company anticipates the FVCB Merger will close in the fourth quarter of 2021 or in the first quarter of 2022.

Merger with Bay Banks of Virginia, Inc.

On January 31, 2021, the Company completed a merger with Bay Banks, a bank holding company conducting substantially all its operations through its bank subsidiary, Virginia Commonwealth Bank, and its wealth and trust management subsidiary, VCB Financial Group, Inc. Immediately following the Company’s merger with Bay Banks, Bay Banks’ subsidiary bank was merged with and into the Bank, while VCB Financial Group, Inc. became a subsidiary of the Company (collectively, the “Bay Banks Merger”), and was subsequently renamed as BRB Financial Group, Inc (the “Financial Group”).

Information contained herein as of June 30, 2021 includes the balances of Bay Banks; information contained herein as of the year ended December 31, 2020 does not include the balances of Bay Banks. Information for the three and six months ended June 30, 2021 includes the operations of Bay Banks for the period immediately following the effective date (January 31, 2021) of the Bay Banks Merger through June 30, 2021.

Stock Split

On April 30, 2021, the Company effected a 3-for-2 stock split (“Stock Split”) in the form of a 50% stock dividend on its common stock to shareholders of record as of April 20, 2021. Cash was paid in lieu of fractional shares based on the closing price of the Company’s common stock on the record date. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and disclosures have been retroactively adjusted to reflect the Stock Split, unless otherwise noted.

General

There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2020 Form 10-K, except for the addition of accounting for business combinations, due to the significance of the Bay Banks Merger. See Note 2 – Summary of Significant Accounting Policies in Item 8 of the Company’s 2020 Form 10-K for more information.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, or shareholders’ equity as previously reported.

Comparison of Financial Condition as of June 30, 2021 and December 31, 2020

Total assets as of June 30, 2021 were $2.76 billion, an increase of $1.27 billion from $1.50 billion at December 31, 2020. The increase in total assets was primarily due to the Bay Banks Merger, which increased assets by $1.22 billion at the effective date of the merger. Of the increase in total assets due to the Bay Banks Merger, $1.03 billion were loans held for investment. The purchase accounting adjustment (discount) to record the Bay Banks’ loan portfolio at estimated fair value, at the effective date of the merger, was $17.9 million, or 1.70% of the pre-adjusted portfolio balance. No allowance for loan losses (“ALL”) carried over in the business combination.

Total deposits at June 30, 2021 were $2.19 billion, an increase of $1.25 billion from December 31, 2020, of which $1.03 billion were assumed in the Bay Banks Merger, at the effective date of the merger. The remaining increase in the first half of 2021 was primarily customer deposits resulting from economic stimulus funds granted by the federal government’s response to the COVID-19 pandemic. The Company’s expanding relationships with fintech partners have resulted in over $45.0 million of deposit growth in the first half of 2021.

As previously reported, the majority of PPP loans were funded through the Federal Reserve Bank of Richmond’s (“FRB”) Paycheck Protection Program Liquidity Facility (“PPPLF”). FRB advances totaled $97.4 million at June 30, 2021, a decline of $184.3 million from December 31, 2020, primarily attributable to the Company’s sale of PPP loans in the second quarter of 2021, as explained below. Additionally, the Company redeemed subordinated notes with an initial aggregate principal balance of $10 million in the second quarter of 2021.

Total shareholders’ equity increased by $158.6 million to $266.8 million as of June 30, 2021 compared to $108.2 million at December 31, 2020, primarily attributable to $125.4 million of consideration paid in the Bay Banks Merger and net income totaling $32.9 million in the first half of 2021.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

For the three months ended June 30, 2021, the Company reported net income of $28.6 million, or $1.54 earnings per diluted common share, compared to $6.2 million, or $0.73 earnings per diluted common share, for the three months ended June 30, 2020.

For the six months ended June 30, 2021, the Company reported net income of $32.9 million, or $1.94 earnings per diluted common share, compared to $7.1 million, or $0.83 earnings per diluted common share, for the six months ended June 30, 2020.

Net income before income taxes for the second quarter and first half of 2021 included a gain of $24.3 million ($19.2 million after tax) resulting from the sale of over $700 million of loans originated under the PPP.

Net income before income taxes included merger-related expenses of $1.2 million and $10.3 million, for the three and six months ended June 30, 2021, respectively, compared with $177 thousand and $446 thousand for the three and six months ended June 30, 2020, respectively.

Net Interest Income. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. The Company’s principal interest-earning assets are loans to businesses, real estate investors, and individuals as well as its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and Federal Home Loan Bank of Atlanta (“FHLB”) and FRB advances. Generally, changes in net interest income are measured by the net interest rate spread and the net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income and interest expense calculated as a percentage of average earning assets.

The following table presents the average balance sheets for the three months ended June 30, 2021 and June 30, 2020. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the three months ended June 30,
	2021			2020			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (12)	Rate (12)
Average Assets
Taxable securities	$270,551	$1,133	1.68%	$100,785	$646	2.57%	$487	$1,092	$(605)
Tax-exempt securities (2)	18,023	81	1.80%	6,313	50	3.14%	31	91	(60)
Total securities	288,574	1,214	1.68%	107,098	696	2.60%	518	1,183	(665)
Interest-earning deposits in other banks	128,141	20	0.06%	169,384	37	0.09%	(17)	(9)	(8)
Federal funds sold	20,275	4	0.08%	267	1	0.07%	3	3	—
Loans held for sale	139,051	1,014	2.92%	128,857	868	2.69%	146	69	77
Paycheck Protection Program loans (3)	845,776	11,662	5.52%	252,491	2,546	4.03%	9,116	5,981	3,135
Loans held for investment (3,4,5)	1,766,670	19,915	4.51%	675,342	9,028	5.35%	10,887	14,590	(3,703)
Total average interest-earning assets	3,188,487	33,829	4.24%	1,333,439	13,176	3.95%	20,653	21,817	(1,164)
Less: allowance for loan losses	(13,279)			(5,112)
Total noninterest-earning assets	207,807			106,166
Total average assets	$3,383,015			$1,434,493
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$940,130	$592	0.25%	$378,371	$377	0.40%	$215	$560	$(345)
Time deposits (6)	586,448	1,090	0.74%	276,364	1,273	1.84%	(183)	1,428	(1,611)
Total interest-bearing deposits	1,526,578	1,682	0.44%	654,735	1,650	1.01%	32	1,988	(1,956)
FHLB borrowings (7)	235,298	418	0.71%	122,382	416	1.36%	2	384	(382)
FRB borrowings	544,815	382	0.28%	219,085	191	0.35%	191	284	(93)
Subordinated notes and other borrowings (8)	55,242	868	6.29%	16,839	265	6.29%	603	604	(1)
Total average interest-bearing liabilities	2,361,933	3,350	0.57%	1,013,041	2,522	1.00%	828	3,260	(2,432)
Noninterest-bearing demand deposits	765,924			307,191
Other noninterest-bearing liabilities	13,427			22,079
Stockholders’ equity	241,731			92,182
Total average liabilities and stockholders’ equity	$3,383,015			$1,434,493
Net interest income and margin (9)		$30,479	3.82%		$10,654	3.19%	$19,825	$18,557	$1,268
Cost of funds (10)			0.43%			0.76%
Net interest spread (11)			3.68%			2.95%

(1) Annualized.
(2) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(3) Includes deferred loan fees/costs.
(4) Non-accrual loans have been included in the computations of average loan balances.
(5) Includes accretion of fair value adjustments (discounts) on acquired loans of $865 thousand and $300 thousand for the three months ended June 30, 2021 and 2020, respectively.
(6) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $951 thousand and $3 thousand for the three months ended June 30, 2021 and 2020, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $4 thousand and $0 for the three months ended June 30, 2021 and 2020, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $55 thousand and $0 for the three months ended June 30, 2021 and 2020, respectively.
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

Average interest-earning assets were $3.2 billion for the three months ended June 30, 2021 compared to $1.3 billion for the same period of 2020, a $1.9 billion increase. Most of this increase was attributable to acquired loans in the Bay Banks Merger and PPP loans, which were originated beginning in the second quarter of 2020. Total interest income (on a taxable equivalent basis) increased by $20.7 million for the three-month period ended June 30, 2021 from the same period of 2020. This increase was primarily due to higher average balances of loans, including PPP loans, partially offset by lower yields on interest-earning assets due to a lower interest rate environment in which interest-earning assets re-price. Interest income in the 2021 and 2020 periods included the amortization of PPP processing fees, net of costs, of $9.6 million and $1.9 million, respectively. Interest income in the second quarters of 2021 and 2020 included accretion of fair value adjustments (discounts) on acquired loans of $865 thousand and $300 thousand, respectively.

Average interest-bearing liabilities were $2.4 billion for the three months ended June 30, 2021 compared to $1.0 billion for the same period of 2020, a $1.3 billion increase. Most of this increase was attributable to interest-bearing deposits assumed in the Bay Banks Merger and organic deposit growth, primarily attributable to additional customer deposits from economic stimulus funds granted by the federal government’s response to the COVID-19 pandemic. Additionally, the Company utilized the PPPLF offered by the FRB starting in the second quarter of 2020 to fund PPP loans. Interest expense increased by $828 thousand to $3.4 million for the three months ended June 30, 2021 compared to $2.5 million for the same period of 2020. Higher interest expense attributable to higher average balances of interest-bearing liabilities was partially offset by lower rates paid on deposits and borrowings due to a lower interest rate environment in the 2021 period. Cost of interest-bearing liabilities decreased to 0.57% for the second quarter of 2021 from 1.00% for the second quarter of 2020. Cost of funds were 0.43% and 0.76% for the second quarters of 2021 and 2020, respectively. Interest expense in the second quarters of 2021 and 2020 included the amortization of fair value adjustments (premium) on assumed time deposits of $951 thousand and $3 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended June 30, 2021 was $30.5 million as compared to $10.7 million for the same period in 2020, an increase of $19.8 million. Net interest margin was 3.82% and 3.19% for second quarters of 2021 and 2020, respectively. PPP loan processing fees, net of costs, and interest, along with the corresponding funding costs through the PPPLF, had a 55 and 11 basis point positive effect on the Company’s net interest margin for the three months ended June 30, 2021 and 2020, respectively.

The following table presents the average balance sheets for the six months ended June 30, 2021 and June 30, 2020. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the six months ended June 30,
	2021			2020			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (12)	Rate (12)
Average Assets
Taxable securities	$241,661	$2,263	1.87%	$106,180	$1,406	2.65%	$857	$1,795	$(938)
Tax-exempt securities (2)	16,030	147	1.83%	6,306	108	3.42%	39	166	(127)
Total securities	257,691	2,410	1.87%	112,486	1,514	2.69%	896	1,961	(1,065)
Interest-earning deposits in other banks	122,691	50	0.08%	103,587	107	0.21%	(57)	20	(77)
Federal funds sold	19,671	5	0.05%	190	2	1.74%	3	169	(166)
Loans held for sale	135,586	1,835	2.71%	91,361	1,308	2.86%	527	633	(106)
Paycheck Protection Program loans (3)	652,145	16,139	4.95%	126,246	2,546	4.03%	13,593	10,604	2,990
Loans held for investment (3,4,5)	1,570,007	35,980	4.58%	665,506	18,132	5.45%	17,848	24,644	(6,797)
Total average interest-earning assets	2,757,791	56,419	4.09%	1,099,376	23,609	4.29%	32,810	38,031	(5,221)
Less: allowance for loan losses	(13,451)			(4,860)
Total noninterest-earning assets	181,039			97,143
Total average assets	$2,925,379			$1,191,659
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$823,073	$1,053	0.26%	$337,054	$867	0.51%	$186	$1,250	$(1,064)
Time deposits (6)	540,818	2,169	0.80%	261,324	2,508	1.92%	(339)	2,682	(3,021)
Total interest-bearing deposits	1,363,891	3,222	0.47%	598,378	3,375	1.13%	(153)	3,933	(4,086)
FHLB borrowings (7)	186,709	503	0.54%	115,354	912	1.58%	(409)	564	(973)
FRB borrowings	447,351	685	0.31%	109,542	191	0.35%	494	590	(96)
Subordinated notes and other borrowings (8)	51,139	1,498	5.86%	19,315	444	4.59%	1,054	731	324
Total average interest-bearing liabilities	2,049,090	5,908	0.58%	842,589	4,922	1.17%	986	5,817	(4,831)
Noninterest-bearing demand deposits	646,754			239,047
Other noninterest-bearing liabilities	10,902			17,687
Stockholders’ equity	218,633			92,336
Total average liabilities and stockholders’ equity	$2,925,379			$1,191,659
Net interest income and margin (9)		$50,511	3.66%		$18,687	3.40%	$31,824	$32,214	$(390)
Cost of funds (10)			0.44%			0.91%
Net interest spread (11)			3.51%			3.13%

(1) Annualized.
(2) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(3) Includes deferred loan fees/costs.
(4) Non-accrual loans have been included in the computations of average loan balances.
(5) Includes accretion of fair value adjustments (discounts) on acquired loans of $1.3 million and $721 thousand for the six months ended June 30, 2021 and 2020, respectively.
(6) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $1.7 million and $3 thousand for the six months ended June 30, 2021 and 2020, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $6 thousand and $0 for the six months ended June 30, 2021 and 2020, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $90 thousand and $0 for the six months ended June 30, 2021 and 2020, respectively.
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

Average interest-earning assets were $2.8 billion for the six months ended June 30, 2021 compared to $1.1 billion for the same period of 2020, a $1.7 billion increase. Most of this increase was attributable to acquired loans and securities in the Bay Banks Merger and PPP loans, which were originated beginning in the second quarter of 2020. Total interest income (on a taxable equivalent basis) increased by $32.8 million for the six-month period ended June 30, 2021 from the same period of 2020. This increase was primarily due to higher average balances of loans, including PPP loans, partially offset by lower yields on interest-earning assets due to a lower interest rate environment in 2021 compared to 2020. Interest income in the 2021 and 2020 periods included the amortization of PPP processing fees, net of costs, of $12.8 million and $1.9 million, respectively. Interest income in the first six months of 2021 and 2020 included accretion of fair value adjustments (discounts) on acquired loans of $1.3 million and $721 thousand, respectively.

Average interest-bearing liabilities were $2.0 billion for the six months ended June 30, 2021 compared to $842.6 million for the same period of 2020, a $1.2 billion increase. Most of this increase was attributable to interest-bearing deposits assumed in the Bay Banks Merger and organic deposit growth, primarily attributable to additional customer deposits from economic stimulus funds granted by the federal government’s response to the COVID-19 pandemic. Additionally, the Company utilized the PPPLF offered by the FRB starting in the second quarter of 2020 to fund PPP loans. Interest expense increased by $987 thousand to $5.9 million for the six months ended June 30, 2021 compared to $4.9 million for the same period of 2020. Higher interest expense attributable to higher average balances of interest-bearing liabilities was partially offset by lower rates paid on deposits and borrowings due to a lower interest rate environment in the 2021 period. Cost of interest-bearing liabilities decreased to 0.58% for the first six months of 2021 from 1.17% for the same period in 2020. Cost of funds were 0.44% and 0.91% for the six months ended June 30, 2021 and 2020, respectively. Interest expense in the first six months of 2021 and 2020 included the amortization of fair value adjustments (premium) on assumed time deposits of $1.7 million and $3 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the six months ended June 30, 2021 was $50.5 million as compared to $18.7 million for the same period in 2020, an increase of $31.8 million. Net interest margin was 3.66% and 3.40% for the six months ended June 30, 2021 and 2020, respectively. PPP loan processing fees, net of costs, and interest, along with the corresponding funding costs through the PPPLF, had a 33 and 4 basis point positive effect on the Company’s net interest margin for the six months ended June 30, 2021 and 2020, respectively.

Provision for Loan Losses. The Company recorded no provision for loan losses for the three- and six-month periods ended June 30, 2021 compared to provision expense of $3.5 million and $4.1 million for the same respective periods of 2020. In 2020, the Company increased its allowance for loan losses through the application of a qualitative factor in response to potential credit losses as a result of the COVID-19 pandemic. The decline in the Company’s allowance for loan losses in the first half of 2021 due to the release of the COVID-19 factor was offset by organic loan growth, specific reserves for impaired loans, and reserve needs for loans that have migrated from the Company’s acquired loan pools. The Company holds no ALL for PPP loans, as these loans are fully guaranteed by the U.S. government.

Noninterest Income. The following tables present a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	Change $	Change %
Gain on sale of Paycheck Protection Program loans	$24,315	$—	$24,315	—
Residential mortgage banking income, net	7,254	13,708	(6,454)	(47.08%)
Mortgage servicing rights	1,707	1,596	111	6.95%
Gain on sale of guaranteed government loans	143	243	(100)	(41.15%)
Wealth and trust management	833	—	833	—
Service charges on deposit accounts	370	183	187	102.19%
Increase in cash surrender value of bank owned life insurance	237	92	145	157.61%
Payroll processing	213	212	1	0.47%
Bank and purchase card, net	299	139	160	115.11%
Other	1,054	180	874	485.56%
Total noninterest income	$36,425	$16,353	$20,072	122.74%

	For the six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	Change $	Change %
Gain on sale of Paycheck Protection Program loans	$24,315	$—	$24,315	—
Residential mortgage banking income, net	16,555	17,569	(1,014)	(5.77%)
Mortgage servicing rights	5,078	1,596	3,482	218.17%
Gain on sale of guaranteed government loans	1,217	263	954	362.74%
Wealth and trust management	1,435	—	1,435	—
Service charges on deposit accounts	697	454	243	53.52%
Increase in cash surrender value of bank owned life insurance	401	185	216	116.76%
Payroll processing	483	515	(32)	(6.21%)
Bank and purchase card, net	599	271	328	121.03%
Other	1,454	341	1,113	326.39%
Total noninterest income	$52,234	$21,194	$31,040	146.46%

In the first half of 2021, the Company funded over 20,000 loans for approximately $728.0 million of PPP loans pursuant to the Economic Aid Act, passed at the end of December 2020 ("PPP 2 loans"). Of the PPP 2 loans, the Company sold approximately 19,500 with principal balances of $712.6 million on June 28, 2021. Gross proceeds from the sale were $705.9 million and the Company recorded a pre-tax gain of $24.3 million on the sale after giving effect to $30.9 million of unearned fees, net of deferred costs, and the sale discount. The $3.5 million increase in mortgage servicing rights income in the first half of 2021 compared to the first half of 2020 was primarily attributable to the Company retaining servicing rights on mortgages originated and sold in the secondary market, beginning in the second quarter of 2020. The $6.5 million decline in residential mortgage banking income, net, in the second quarter of 2021 compared to the second quarter of 2020 was primarily attributable to pricing compression on loans sold in the secondary market in the 2021 period. The Company recognized $1.2 million in gains on the sale of government guaranteed loans in the first half of 2021 compared to $263 thousand for the same period in 2020, as the Company added a team in the latter part of 2020 primarily focused on this lending segment. Additionally, noninterest income in the second quarter and first half of 2021 included wealth and trust management fee income of $833 thousand and $1.4 million, respectively, which was a business added with the Bay Banks Merger. Other noninterest income in the second quarter of 2021 included a $640 thousand fair value adjustment for one of the Company's investments in a fintech company.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	Change $	Change %
Salaries and employee benefits	$17,642	$10,846	$6,796	62.66%
Occupancy and equipment	1,868	875	993	113.49%
Data processing	1,534	611	923	151.06%
Legal, issuer, and regulatory filing	489	296	193	65.20%
Advertising and marketing	247	129	118	91.47%
Communications	673	187	486	259.89%
Audit and accounting fees	291	136	155	113.97%
FDIC insurance	9	230	(221)	(96.09%)
Intangible amortization	506	233	273	117.17%
Other contractual services	666	179	487	272.07%
Other taxes and assessments	1,078	245	833	340.00%
Merger-related	1,237	177	1,060	598.87%
Other	4,308	1,492	2,816	188.74%
Total noninterest expense	$30,548	$15,636	$14,912	95.37%

	For the six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	Change $	Change %
Salaries and employee benefits	$31,651	$18,006	$13,645	75.78%
Occupancy and equipment	3,225	1,732	1,493	86.20%
Data processing	2,379	994	1,385	139.34%
Legal, issuer, and regulatory filing	1,065	490	575	117.35%
Advertising and marketing	537	353	184	52.12%
Communications	1,041	322	719	223.29%
Audit and accounting fees	480	179	301	168.16%
FDIC insurance	352	381	(29)	(7.61%)
Intangible amortization	906	376	530	140.96%
Other contractual services	1,519	354	1,165	329.10%
Other taxes and assessments	1,426	469	957	204.05%
Merger-related	10,256	446	9,810	2,199.55%
Other	6,223	2,714	3,509	129.29%
Total noninterest expense	$61,060	$26,816	$34,244	127.70%

Excluding merger-related expenses, noninterest expense increased $13.8 million and $24.4 million for the three and six months ended June 30, 2021, compared to the same periods of 2020, primarily due to the Bay Banks Merger, which occurred in the first quarter of 2021. Higher salaries and employee benefits of $6.8 million and $13.5 million, for the three- and six-month periods ended June 30, 2021 were primarily attributable to employees added in the Bay Banks Merger, employees added to support the Company’s noninterest income business lines, and greater incentive expense. Greater incentive expense included bonuses to reward front-line and support personnel for the efforts made to fulfill PPP loans. Higher noninterest expenses in other categories for both the three and six months ended June 30, 2021 compared to the same periods in 2020 were primarily attributable to the Bay Banks Merger. Other noninterest expenses for both 2021 periods included a $1.5 million loss that resulted from duplicate PPP loan fundings and an increase in the reserve for unfunded commitments. The Company continues to utilize all available remedies for recovering the duplicative PPP loan fundings.

Income Tax Expense. Income tax expense for the three months ended June 30, 2021 and 2020 was $7.7 million and $1.6 thousand, respectively, resulting in an effective income tax rate of 21.2% and 20.9% for the respective periods. For the six months ended June 30, 2021 and 2020, income tax expense was $8.8 million and $1.9 million, respectively, resulting in an effective income tax rate of 21.1% and 21.3% for the respective periods.

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

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$304,178	16.3%	$123,675	12.1%
Paycheck Protection Program	130,489	7.0%	292,068	28.5%
Real estate – construction, commercial	143,215	7.7%	54,702	5.3%
Real estate – construction, residential	47,894	2.6%	18,040	1.8%
Real estate – mortgage, commercial	672,592	36.1%	273,499	26.7%
Real estate – mortgage, residential	490,753	26.4%	213,404	20.8%
Real estate – mortgage, farmland	6,537	0.4%	3,615	0.4%
Consumer	65,220	3.5%	46,684	4.4%
Gross loans	1,860,878	100.0%	1,025,687	100.0%
Less: deferred loan fees, net of costs	(1,008)		(4,271)
Gross loans, net of deferred loans fees and costs	1,859,870		1,021,416
Less: allowance for loan losses	(13,007)		(13,827)
Loans held for investment, net	$1,846,863		$1,007,589
Loans held for sale (not included in totals above)	$146,985		$148,209
The Company acquired approximately $1.03 billion of loans (at fair value) as of January 31, 2021, as a result of the Bay Banks Merger.

In 2020, the Company participated in the PPP pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (“PPP 1”). Through the PPP 1, which is administered by the Small Business Administration (“SBA”), the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses. PPP 1 loans have a two-year term if originated prior to June 5, 2020 or a five-year term if originated on or subsequent to June 5, 2020 and earn an annual interest rate of 1%. Banks originating PPP 1 loans earned a processing fee of 1%, 3%, or 5% of the loan amount, depending on the size of the loan. The Company originated PPP 1 loans totaling approximately $363.4 million throughout 2020, and as of June 30, 2021, $115.0 million of PPP 1 loans were outstanding, including those acquired in the Bay Banks Merger. Unamortized fees associated with PPP 1 loans were $69 thousand as of June 30, 2021.

PPP 2 loans have a contractual term of five years and earn an annual interest rate of 1%. Banks originating PPP 2 loans earned processing fees that were tiered depending on the size of the loan. Specifically, processing fees for loans of not more than $50,000 equal 50% of the loan balance or $2,500, whichever is less; processing fees for loans more than $50,000 and not more than $350,000 equaled 5% of the loan balance, and processing fees for loans above $350,000 equaled 3% of the loan balance. As of June 30, 2021, the Company held approximately 600 PPP 2 loans with aggregate principal balances and unamortized fees, net of deferred costs, of $15.7 million and $367 thousand, respectively.

The Company believes that the majority of PPP 1 and PPP 2 loans will be forgiven, in accordance with the terms of the program, and will be paid in full pursuant to the U.S. government guarantee. As of June 30, 2021, no PPP 2 loans had been forgiven.

From the onset of the global COVID-19 pandemic, the Company has proactively addressed the needs of its commercial and individual borrowers by modifying loans allowing for the short-term deferral of principal payments or of principal and interest payments. Pursuant to the CARES Act, banks have the option to temporarily suspend certain requirements of generally accepted accounting principles related to troubled debt restructuring (“TDR”) for a limited period of time if certain conditions are met. During 2020, in response to the COVID-19 pandemic, the Company approved over 550 loan deferrals for a total of $110.6 million. In addition, during 2020, Bay Banks approved nearly 400 loan deferrals for approximately $160.0 million. At June 30, 2021, most of these loans were past the deferment period and back on normal payment schedules, and as of June 30, 2021, 16 loans were in deferment for a total of approximately $5.2 million. All loan modifications made by the Company were made on a good faith basis to borrowers who met the requirements for modifications under the CARES Act. As a result of regulatory and accounting guidance regarding such modifications, the loans were not designated as TDRs as of June 30, 2021 and December 31, 2020.

Allowance for Loan Losses. The Company prepares a quarterly analysis of the ALL, with the objective of quantifying portfolio risk into a dollar amount of inherent losses. The ALL is established through a provision for loan losses charged against income and decreased by loans charged-off (net of recoveries, if any). Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. The ALL consists of specific and general components. The specific component relates to loans that are identified as impaired and meet certain additional criteria, such as size. For these loans an allowance is established when the discounted cash flows or the net realizable value, which is equal to the estimated fair value of the underlying collateral less estimated costs to sell, of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and those loans classified that are not evaluated for impairment and is based on historical loss experience adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data.

The Company follows applicable guidance issued by the Financial Accounting Standards Board. This guidance requires that losses be accrued when they are probable of occurring and can be estimated. It also requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Management believes that the Company’s ALL was adequate as of June 30, 2021 and December 31, 2020. There can be no assurance, however, that adjustments to the ALL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; the impact of the COVID-19 pandemic; and changes in the circumstances of particular borrowers are criteria that could increase the level of the ALL required, resulting in charges to the provision for loan losses.

The following table presents an analysis of the change in the ALL by loan type as of and for the periods stated.

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
ALL, beginning of period	$13,402	$4,897	$13,827	$4,572
Charge-offs
Commercial and industrial	$(857)	$—	$(1,216)	$—
Real estate – mortgage	(1)	—	(13)	—
Consumer	(133)	(255)	(396)	(574)
Total charge-offs	(991)	(255)	(1,625)	(574)
Recoveries
Commercial and industrial	394	—	450	1
Real estate – mortgage	87	—	103	—
Consumer	115	64	252	132
Total recoveries	596	64	805	133
Net charge-offs	(395)	(191)	(820)	(441)
Provision for loan losses	—	3,500	—	4,075
ALL, end of period	$13,007	$8,206	$13,007	$8,206

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

	June 30, 2021		December 31, 2020
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$3,498	1.1%	$3,762	3.0%
Real estate – construction, commercial	752	0.5%	960	1.8%
Real estate – construction, residential	78	0.2%	150	0.8%
Real estate – mortgage, commercial	6,247	0.9%	4,215	1.5%
Real estate – mortgage, residential	758	0.2%	1,481	0.7%
Real estate – mortgage, farmland	23	0.4%	18	0.5%
Consumer	1,651	2.5%	3,241	6.9%
	$13,007		$13,827

The information in the table above excludes PPP loans, which carry no ALL as they are fully guaranteed by the U.S. government.

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

Impaired loans also include certain loans that have been modified as TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had three TDRs in the amount of $192 thousand as of June 30, 2021, two of which were classified as TDRs due to a change in interest rate and payment terms and one of which was classified as a TDR due to a change in payment terms. The Company had two TDRs in the amount of $142 thousand as of December 31, 2020 one of which was classified as a TDR due to a change in interest rate and payment terms and the other loan due to a change in payment terms. All of these TDRs were performing in accordance with their modified terms at the respective dates and therefore excluded from the non-performing loan and non-performing asset figures in the table below.

The following table presents summary of information pertaining to non-performing assets and certain asset quality ratios as of the periods stated.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Non-accrual loans (1)	$11,926	$6,583
Loans past due 90 days and still accruing (1)	1,893	46
Total non-performing loans	$13,819	$6,629
OREO	438	—
Total non-performing assets	$14,257	$6,629
ALL	$13,007	$13,827
Loans held for investment, including PPP loans	$1,859,870	$1,021,416
Loans held for investment, excluding PPP loans	$1,729,677	$732,883
Total assets	$2,764,730	$1,498,258
ALL to total loans held for investment, including PPP loans	0.70%	1.35%
ALL to total loans held for investment, excluding PPP loans	0.75%	1.89%
ALL to non-performing loans	94.12%	208.58%
Non-performing loans to total loans held for investment, including PPP loans	0.74%	0.65%
Non-performing loans to total loans held for investment, excluding PPP loans	0.80%	0.90%
Non-performing assets to total assets	0.52%	0.44%

(1) Excludes PCI loans and accruing TDRs

The decline in the ratio of ALL to total loans held for investment, excluding PPP loans, to June 30, 2021 from December 31, 2020 was primarily attributable to loans acquired in the Bay Banks Merger, as no ALL carried over in the merger. The remaining purchase accounting adjustment (discount) related to loans acquired in the Bay Banks Merger and earlier acquisitions by the Company was $17.0 million at June 30, 2021. The $7.6 million increase in non-performing assets since December 31, 2020 is primarily attributable to commercial loans totaling $5.2 million to the same borrower relationship that were placed on non-accrual status in the second quarter of 2021.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available for sale was $261.3 million as of June 30, 2021, an increase of $151.8 million from $109.5 million at December 31, 2020. The Company acquired approximately $79.5 million of securities at fair value as of the effective date of the Bay Banks Merger.

As of June 30, 2021 and December 31, 2020, the majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. Investment securities pledged to secure public deposits totaled $10.8 million and $12.5 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, securities with a fair value of $31.5 million and $29.4 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. At June 30, 2021 and December 31, 2020, only investment grade securities were in an unrealized loss position, or the amount of unrealized loss for the security was not significant. Investment securities with unrealized losses are generally a result of pricing changes due to recent and negative conditions in the current interest rate environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost. No other-than-temporary impairment has been recognized for the securities in the Company’s investment portfolio as of June 30, 2021 and December 31, 2020.

The Company holds restricted equity investments of the FRB, FHLB, and its correspondent bank. At June 30, 2021, the Company owned $6.0 million of FHLB stock, $4.9 million of FRB stock, and $468 thousand of correspondent bank stock. At December 31, 2020, the Company owned $5.8 million of FHLB stock, $2.2 million of FRB stock, and $248 thousand of correspondent bank stock. The Company also has various other equity investments totaling $1.8 million and $3.0 million as of June 30, 2021 and December 31, 2020, respectively, which are marked to market through the consolidated income statements each reporting period.

The following table presents the composition of the Company’s investment portfolio, at amortized cost, as of the dates stated.

	June 30,		December 31,
	2021		2020
(Dollars in thousands)	Amortized Cost	Percent of total	Amortized Cost	Percent of total
Available-for-sale
State and municipal	$30,441	11.59%	$14,069	12.95%
U. S. Treasury and agencies	23,570	8.97%	2,500	2.30%
Mortgage backed securities	175,940	66.98%	72,337	66.57%
Corporate bonds	32,730	12.46%	19,755	18.18%
Total investment securities	$262,681	100.00%	$108,661	100.00%

The following tables present information about the Company’s investment portfolio for the periods stated.

	June 30, 2021
			Weighted	Weighted
			Average Life	Average
(Dollars in thousands)	Amortized Cost	Fair Value	in Years	Yield
Available-for-sale
State and municipal	$30,441	$30,606	4.7	0.75%
U. S. Treasury and agencies	23,570	23,028	7.0	2.56%
Mortgage backed securities	175,940	174,435	7.5	1.01%
Corporate bonds	32,730	33,240	3.3	4.84%
Total investments	$262,681	$261,309	4.5	1.83%

	December 31, 2020
			Weighted	Weighted
			Average Life	Average
(Dollars in thousands)	Amortized Cost	Fair Value	in Years	Yield
Available-for-sale
State and municipal	$14,069	$14,259	5.0	1.68%
U. S. Treasury and agencies	2,500	2,409	9.6	0.87%
Mortgage backed securities	72,337	72,635	3.8	3.37%
Corporate bonds	19,755	20,172	3.1	3.10%
Total investments	$108,661	$109,475	5.4	2.26%

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

Total deposits as of June 30, 2021 were $2.19 billion, an increase of $1.25 billion from December 31, 2020, of which $1.03 billion were assumed in the Bay Banks Merger as of the effective date of the merger. The Company's expanding relationships with fintech partners have resulted in over $45.0 million of deposit growth in the first half of 2021.

Approximately 26.1% of the Company’s deposits as of June 30, 2021 were composed of time deposits, as compared to 26.6% as of December 31, 2020. In contrast, approximately 30.2% of the Company’s deposits as of June 30, 2021 were composed of noninterest-bearing demand deposits compared to 35.2% as of December 31, 2020. The reduction in this ratio was primarily attributable to the Bay Banks Merger.

The following table provides the maturity distribution of certificates of deposit of $100,000 or more as of the periods stated.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Maturing in:
3 months or less	$46,356	$25,211
Over 3 months through 6 months	75,246	33,963
Over 6 months through 12 months	112,893	24,675
Over 12 months	133,718	92,341
	$368,213	$176,190

Borrowings. The following tables present information on the balances and interest rates on total borrowings as of and for the periods stated.

	Six months ended June 30, 2021
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$125,118	$220,119	$186,709	0.54%
FRB borrowings	97,384	632,540	447,351	0.31%

	Year ended December 31, 2020
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$115,000	$124,000	$121,033	0.24%
FRB borrowings	281,650	355,484	223,869	0.35%

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

Subordinated notes, net, totaled $46.1 million as of June 30, 2021 compared to $24.5 million as of December 31, 2020, a $21.6 million increase in the first half of 2021, which was primarily attributable to $31.8 million of subordinated notes assumed in the Bay Banks Merger, partially offset by the Company’s redemption of subordinated notes with an initial aggregate principal balance of $10.0 million in the second quarter of 2021.

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

The Company has established a formal liquidity contingency plan which provides guidelines for liquidity management. For the Company’s liquidity management program, it first determines current liquidity position and then forecasts liquidity based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. Management also stress tests the Company’s liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. Management also monitors the Company’s liquidity position through cash flow forecasting and believes its level of liquidity and capital is adequate to conduct the business of the Company.

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and borrowers. The Company has unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $79.0 million and $38.0 million as of June 30, 2021 and December 31, 2020, respectively. These lines bear interest at the prevailing rates for such loan and are cancellable any time by the correspondent Bank. As of June 30, 2021 and December 31, 2020, none of these lines of credit with correspondent banks were drawn upon.

In addition to deposits and federal funds lines, the Company has access to various wholesale funding markets. These markets include the brokered certificate of deposit market, listing service deposit market, and the federal funds market. The Company is a member of the IntraFi Network (formerly, Promontory Interfinancial Network), which allows banking customers to access Federal Deposit Insurance Corporation (the “FDIC”) insurance protection through the Company on deposits that exceed FDIC insurance limits. The Company also has one-way authority with the IntraFi Network for both Certificate of Deposit Account Registry Service and Insured Cash Sweep products which provides the Company the ability to access additional wholesale funding as needed.

The Company also maintains secured lines of credit with the FHLB and the FRB under which the Company can borrow up to the allowable amount for the collateral pledged. As of June 30, 2021, the Company had a credit line available of $452.4 million with the FHLB with outstanding advances totaling $125.0 million and letters of credit totaling $59.0 million, leaving the remaining credit availability of $268.4 million as of the same date. The letters of credit are for the benefits of the Commonwealth of Virginia to secure public deposits. As of December 31, 2020, outstanding FHLB advances totaled $115.0 million and letters of credit totaled $20.0 million.

The Company utilizes the FRB PPPLF to fund loans originated under the PPP, which collateralize the advances. As of June 30, 2021 and December 31, 2020, FRB borrowings under this facility totaled $97.4 million and $281.7 million, respectively.

Subsequent to June 30, 2021, the Company delivered notices of redemption to holders of the $6.1 million of subordinated notes that mature on May 28, 2025 that were assumed in the Bank Banks Merger (the “2025 Bay Banks Notes”). The 2025 Bay Banks Notes could be redeemed, at the Company’s option, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020. Such notes will be redeemed at the next interest payment date, September 1, 2021.

Capital. Capital adequacy is an important measure of financial stability and performance. The Company’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements phased-in over a multi-year schedule and fully phased-in on January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of June 30, 2021, the Bank met all capital adequacy requirement to which it is subject. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021, the most recent regulatory notification, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's categorization. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Company.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized for the dates stated. Adequately capitalized ratios include the conversation buffer.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$271,353	13.92%	$204,674	10.50%	$194,928	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$257,994	13.24%	$165,688	8.50%	$155,942	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$257,994	13.24%	$136,449	7.00%	$126,703	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$257,994	9.23%	$111,854	4.00%	$139,817	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$109,219	13.10%	$87,574	10.50%	$83,404	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$70,893	8.50%	$66,723	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$58,383	7.00%	$54,213	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$98,751	8.34%	$47,363	4.00%	$59,180	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate and income producing commercial properties. The approved commitments to extend credit that was available but unused as of June 30, 2021 and December 31, 2020 totaled $298.4 million and $126.0 million, respectively. The majority of the increase since year-end 2020 is attributable to the Bay Banks Merger.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of June 30, 2021 and December 31, 2020, commitments under outstanding performance stand-by letters of credit totaled $655 thousand and $0, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2021 and December 31, 2020, commitments under outstanding financial stand-by letters of credit totaled $9.4 million and $6.1 million, respectively. The credit risk of issuing stand-by letters of credit is essentially the same as that involved in extending loans to customers.

Reserves for unfunded commitments as of June 30, 2021 and December 31, 2020 were $352 thousand and $0, respectively, and are included in other liabilities on the consolidated balances sheets.

The Company invests in various partnerships and limited liability companies, may of which invest in early stage companies operating in fintech businesses. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At June 30, 2021, the Company has future commitments outstanding totaling $7.8 million related to these investments.

Interest Rate Risk Management

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors’ ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. The Company’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Bank maintains. The Company manages interest rate risk through an asset and liability committee (“ALCO”). The ALCO is responsible for monitoring the Company’s interest rate risk in conjunction with liquidity and capital management and in accordance with policies established by the Company’s board of directors.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the status of the legal proceedings previously disclosed in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

In the ordinary course of its operations, the Company is a party to various legal proceedings. As of the date of this report, there are no pending or threatened proceedings against the Company, other than previously disclosed as stated in the preceding paragraph or as set forth below, that, if determined adversely, would have a material effect on the business, results of operations or financial position of the Company.

On June 24, 2021, a customer of the Bank filed a purported class action complaint against the Bank in the U.S. District Court for the Western District of Virginia, Harrisonburg Division. The complaint alleges, among other things, that the Bank breached its contract with checking account customers by charging improper overdraft fees, and seeks monetary damages, restitution and declaratory relief arising from the alleged assessment and collection of such fees. The complaint also alleges that the aggregate claims of the putative class members exceed $5 million. The outcome of this litigation is uncertain, and the customer-plaintiff and other customers may file additional lawsuits related to their accounts with the Bank. The Company believes the claims are without merit and no loss has been accrued for this lawsuit.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in the 2020 Form 10-K. The following risk factors supplement, and should be read together with, the risk factors disclosed in the 2020 Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

Combining the Company and FVCB may be more difficult, costly or time-consuming than we expect.

On July 14, 2021, the Company entered into a definitive merger agreement to acquire FVCB in an all-stock transaction. Subject to the terms and conditions stated in the merger agreement, upon the consummation of the merger, FVCB will be merged into the Company, with the Company as the surviving corporation (the “merger”), and each share of FVCB common stock will be converted into the right to receive 1.1492 shares of the Company’s common stock. At or immediately following consummation of the merger, FVCB’s wholly-owned banking subsidiary, FVCbank, will be merged with and into the Company’s wholly-owned national bank subsidiary, the Bank, with the Bank as the surviving bank (the “bank merger”).

 The success of the merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and FVCB. To realize such anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and FVCB in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of FVCB or the Company or decreasing revenues due to loss of customers. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.

 The Company and FVCB have operated, and, until the completion of the merger, will continue to operate, independently, and after the completion of the merger, the Company will integrate FVCB’s business into its own. The integration process in the merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that may adversely affect either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which FVCB now operates, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized, fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause the Company and FVCB to lose customers or cause customers to withdraw their deposits from the Company’s or FVCB’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition after the merger. These integration matters could have an adverse effect on each of the Company and FVCB during this transition period and for an undetermined period after consummation of the merger.

The Company may not be able to effectively integrate the operations of FVCB into the operations of the Company.

The future operating performance of the Company and the Bank will depend, in part, on the success of the bank merger, which is expected to occur as soon as practicable after the merger. The success of the bank merger will, in turn, depend on a number of factors, including the Company’s ability to (i) integrate the operations and branches of FVCbank and the Bank, (ii) retain the deposits and customers of FVCbank and the Bank, (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies and (iv) retain and integrate the appropriate personnel of FVCbank into the operations of the Bank. The integration of FVCbank and the Bank following the bank merger will require the dedication of the time and resources of the banks’ management teams and may temporarily distract the management teams’ attention from the day-to-day business of the banks. If the Bank is unable to successfully integrate FVCbank, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

The Company will incur significant transaction and merger-related integration costs in connection with the merger.

The Company expects to incur significant costs associated with completing the merger and integrating the operations of the two companies. The Company and FVCB are continuing to assess the impact of these costs. Although the Company believes that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all. If the merger is not completed, the parties would have to recognize these expenses without realizing any of the expected benefits of the merger.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are burdensome on the Company, not presently anticipated or cannot be met.

Before the transactions contemplated by the merger agreement may be completed, various approvals or waivers must be obtained from bank regulatory authorities, including the Federal Reserve, the OCC, and the Virginia Bureau of Financial Institutions. In determining whether to grant these approvals, the applicable regulatory agencies consider a variety of factors, including the competitive impact of the proposal in the relevant geographic and banking markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and related regulations (the “Community Reinvestment Act”); and the effectiveness of the parties in combating money laundering activities. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the merger that are not anticipated, cannot be met, or are onerous on the Company, including by delaying completion of the merger or of imposing additional costs on or limiting the revenues of the Company following the merger. Furthermore, such conditions or changes may constitute or be reasonably likely to result in a burdensome condition that may allow the Company to terminate the merger agreement. If the necessary governmental approvals or waivers contain such conditions, the business, financial condition and results of operations of the Company following the merger may be materially adversely affected.

Failure of the merger to be completed, the termination of the merger agreement, or a significant delay in completing the merger could negatively impact the Company.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by June 30, 2022, either the Company or FVCB may terminate the merger agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the merger agreement by the party electing to terminate the merger agreement, before or after shareholder approval.

Any delay in completion of the merger may have a material adverse effect on the Company’s business during the pendency of the merger, and on the Company’s business and results of operations following the merger, due to potential diversion of management attention from other opportunities, constraints contained in the merger agreement on the

Company’s business during the pendency of the merger, the incurrence of additional merger-related expenses, and negative reactions by markets and customers. If the merger is not completed, the ongoing business, financial condition and results of operations of the Company may be materially adversely affected and the market price of the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be completed.

 In addition, the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. If the merger agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s shareholders cannot be certain that the Company will be able to find another company willing to engage in a merger or business combination on more attractive terms than the merger.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the completion of the merger, as such personnel and customers may experience uncertainty about their future roles and relationships with the Company or the Bank following the merger and the bank merger. Additionally, these uncertainties could cause customers (including depositors and borrowers) to seek to change existing business relationships with FVCB or the Company or fail to extend an existing relationship with FVCB or the Company. Further, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger and the bank merger.

The merger agreement restricts the Company from taking certain actions without FVCB’s consent while the merger is pending. These restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations, including by limiting the actions that the Company may take to address a business uncertainty while the merger is pending.

Litigation against FVCB or the Company, or the members of the FVCB or the Company board of directors, could prevent or delay the completion of the merger.

Purported shareholder plaintiffs may assert legal claims related to the merger. The results of any such potential legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. The existence of litigation related to the merger could affect the likelihood of obtaining the required approval from the Company’s and FVCB’s shareholders. Moreover, any litigation could be time consuming and expensive, and could divert attention of the Company’s management team away from the Company’s regular business. Any lawsuit adversely resolved against FVCB, the Company or members of the FVCB or the Company’s board of directors, could cause a significant increase in merger-related costs or otherwise have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

2.1

Agreement and Plan of Reorganization, dated as of July 14, 2021, between Blue Ridge Bankshares, Inc. and FVCBankcorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed July 15, 2021).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: August 6, 2021	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer