Form 10-Q
period 2021-09-30
BLUE RIDGE BANKSHARES, INC.
filed 2021-11-10
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 18,774,932 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	September 30, 2021	December 31, 2020 (2)
ASSETS
Cash and due from banks	$53,077	$117,945
Federal funds sold	144,376	775
Securities available for sale, at fair value	360,098	109,475
Restricted and other equity investments	19,343	11,173
Other investments	13,550	6,565
Loans held for sale	144,111	148,209
Paycheck Protection Program loans, net of deferred fees and costs	46,648	288,533
Loans held for investment, net of deferred fees and costs	1,752,453	732,883
Less allowance for loan losses	(12,614)	(13,827)
Loans held for investment, net	1,739,839	719,056
Accrued interest receivable	9,900	5,428
Other real estate owned	227	—
Premises and equipment, net	26,963	14,831
Right-of-use asset	5,645	5,328
Bank owned life insurance	46,278	15,724
Goodwill	26,826	19,620
Other intangible assets	8,099	2,581
Mortgage derivative asset	3,456	5,293
Mortgage servicing rights, net	14,976	7,084
Mortgage brokerage receivable	4,316	8,516
Interest rate swap asset	5,838	1,716
Other assets	25,736	10,406
Total assets	$2,699,302	$1,498,258
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$684,859	$333,051
Interest-bearing demand and money market deposits	828,477	282,263
Savings	144,904	78,352
Time deposits	541,964	251,443
Total deposits	2,200,204	945,109
FHLB borrowings	125,115	115,000
FRB borrowings	33,857	281,650
Subordinated notes, net	40,503	24,506
Lease liability	7,113	5,506
Interest rate swap liability	1,239	2,735
Other liabilities	21,551	15,552
Total liabilities	2,429,582	1,390,058
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, no par value; 25,000,000 shares authorized; 18,776,307 and 8,577,932 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (1)	193,770	66,771
Additional paid-in capital	252	252
Retained earnings	73,189	40,688
Accumulated other comprehensive income, net of tax	2,283	264
	269,494	107,975
Noncontrolling interest	226	225
Total stockholders’ equity	269,720	108,200
Total liabilities and stockholders’ equity	$2,699,302	$1,498,258

(1)
Common stock as of the periods presented is reflective of the Company’s 3-for-2 stock split effective April 30, 2021.
(2)
Derived from audited December 31, 2020 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Income

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
INTEREST INCOME
Interest and fees on loans	$22,294	$13,780	$76,248	$35,766
Interest on securities, deposit accounts, and federal funds sold	1,460	664	3,894	2,268
Total interest income	23,754	14,444	80,142	38,034
INTEREST EXPENSE
Interest on deposits	1,622	1,515	4,844	4,889
Interest on subordinated notes	644	411	2,142	854
Interest on FHLB and FRB borrowings	364	689	1,553	1,794
Total interest expense	2,630	2,615	8,539	7,537
Net interest income	21,124	11,829	71,603	30,497
Provision for loan losses	—	4,000	—	8,075
Net interest income after provision for loan losses	21,124	7,829	71,603	22,422
NONINTEREST INCOME
Gain on sale of Paycheck Protection Program loans	—	—	24,315	—
Residential mortgage banking income, net	7,704	14,400	24,259	31,969
Mortgage servicing rights	1,827	1,645	6,905	3,241
Gain on sale of guaranteed government loans	108	516	1,325	779
Wealth and trust management	499	—	1,934	—
Service charges on deposit accounts	376	215	1,073	669
Increase in cash surrender value of bank owned life insurance	278	94	679	278
Payroll processing	223	221	706	736
Bank and purchase card, net	497	211	1,096	483
Other	2,006	311	3,460	651
Total noninterest income	13,518	17,613	65,752	38,806
NONINTEREST EXPENSE
Salaries and employee benefits	14,774	11,880	46,425	29,886
Occupancy and equipment	1,743	922	4,968	2,653
Data processing	893	656	3,272	1,649
Legal, issuer, and regulatory filing	372	291	1,437	781
Advertising and marketing	452	165	989	518
Communications	761	214	1,802	536
Audit and accounting fees	195	98	675	278
FDIC insurance	487	187	839	568
Intangible amortization	500	232	1,406	608
Other contractual services	633	516	2,152	870
Other taxes and assessments	547	280	1,973	748
Merger-related	1,441	1,264	11,697	1,710
Other	2,839	1,971	9,062	4,688
Total noninterest expenses	25,637	18,676	86,697	45,493
Income before income tax	9,005	6,766	50,658	15,735
Income tax expense	2,199	1,707	10,973	3,618
Net income	$6,806	$5,059	$39,685	$12,117
Net loss (income) attributable to noncontrolling interest	4	4	(1)	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$6,810	$5,063	$39,684	$12,116
Net income available to common stockholders	$6,810	$5,063	$39,684	$12,116
Basic and diluted earnings per common share (EPS) (1)	$0.36	$0.59	$2.26	$1.42

(1)
EPS has been adjusted for all periods presented to reflect the Company’s 3-for-2 stock split effective April 30, 2021.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$6,806	$5,059	$39,685	$12,117
Other comprehensive income:
Gross unrealized (losses) gains on securities available for sale arising during the period	(866)	331	(3,062)	(340)
Deferred income tax benefit (expense)	182	(70)	643	71
Unrealized (losses) gains on securities available for sale arising during the period, net of tax	(684)	261	(2,419)	(269)
Gross unrealized gains (losses) on interest rate swaps	972	902	5,618	(2,956)
Deferred income tax (expense) benefit	(205)	(189)	(1,180)	621
Unrealized gains (losses) on interest rate swaps, net of tax	767	713	4,438	(2,335)
Less:
Reclassification adjustment for gains included in net income	—	209	—	209
Adjustment for income tax expense	—	(44)	—	(44)
Reclassification adjustment for gains included in net income, net of tax	—	165	—	165
Other comprehensive income (loss), net of tax	83	1,139	2,019	(2,439)
Comprehensive net income	$6,889	$6,198	$41,704	$9,678
Comprehensive net loss (income) attributable to noncontrolling interest	4	4	(1)	(1)
Comprehensive net income attributable to Blue Ridge Bankshares, Inc.	$6,893	$6,202	$41,703	$9,677

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the nine months ended September 30, 2021
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Noncontrolling
(Dollars in thousands)	Stock (1)	Stock	Capital	Earnings	Income, net	Interest	Total
Balance at beginning of period	8,577,932	$66,771	$252	$40,688	$264	$225	$108,200
Net income	—	—	—	39,684	—	1	39,685
Other comprehensive income	—	—	—	—	2,019	—	2,019
Dividends on common stock	—	—	—	(7,183)	—	—	(7,183)
Issuance of common stock and other consideration paid in business combination	9,951,743	125,403	—	—	—	—	125,403
Stock option exercises	83,647	748	—	—	—	—	748
Restricted stock awards, net of forfeitures	162,985	848	—	—	—	—	848
Balance at end of period	18,776,307	$193,770	$252	$73,189	$2,283	$226	$269,720

	For the nine months ended September 30, 2020
					Accumulated
					Other
	Shares of		Additional		Comprehensive
	Common	Common	Paid-in	Retained	Income (Loss),	Noncontrolling
(Dollars in thousands)	Stock (1)	Stock	Capital	Earnings	net	Interest	Total
Balance at beginning of period	8,487,878	$66,204	$252	$25,428	$229	$224	$92,337
Net income	—	—	—	12,116	—	1	12,117
Other comprehensive loss	—	—	—	—	(2,439)	—	(2,439)
Dividends on common stock	—	—	—	(2,437)	—	—	(2,437)
Restricted stock awards, net of forfeitures	90,054	352	—	—	—	—	352
Balance at end of period	8,577,932	$66,556	$252	$35,107	$(2,210)	$225	$99,930

See accompanying notes to unaudited consolidated financial statements.

	For the three months ended September 30, 2021
					Accumulated
					Other
	Shares of		Additional		Comprehensive
	Common	Common	Paid-in	Retained	Income,	Noncontrolling
(Dollars in thousands)	Stock (1)	Stock	Capital	Earnings	net	Interest	Total
Balance at beginning of period	18,631,073	$193,259	$252	$70,885	$2,200	$230	$266,826
Net income (loss)	—	—	—	6,810	—	(4)	6,806
Other comprehensive income	—	—	—	—	83	—	83
Dividends on common stock	—	—	—	(4,506)	—	—	(4,506)
Stock option exercises	750	—	—	—	—	—	—
Restricted stock awards, net of forfeitures	144,484	511	—	—	—	—	511
Balance at end of period	18,776,307	$193,770	$252	$73,189	$2,283	$226	$269,720

	For the three months ended September 30, 2020
					Accumulated
					Other
	Shares of		Additional		Comprehensive
	Common	Common	Paid-in	Retained	Income (Loss),	Noncontrolling
(Dollars in thousands)	Stock (1)	Stock	Capital	Earnings	net	Interest	Total
Balance at beginning of period	8,480,432	$66,353	$252	$31,675	$(3,349)	$229	$95,160
Net income (loss)	—	—	—	5,063	—	(4)	5,059
Other comprehensive income	—	—	—	—	1,139	—	1,139
Dividends on common stock	—	—	—	(1,631)	—	—	(1,631)
Restricted stock awards, net of forfeitures	97,500	203	—	—	—	—	203
Balance at end of period	8,577,932	$66,556	$252	$35,107	$(2,210)	$225	$99,930

(1)
Common stock outstanding as of and for the periods presented is reflective of the Company’s 3-for-2 stock split effective April 30, 2021.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities
Net income	$39,685	$12,117
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,623	704
Deferred income taxes	(537)	85
Provision for loan losses	—	8,075
Accretion of fair value adjustments (discounts) on acquired loans	(1,279)	(909)
Amortization of fair value adjustments (premiums) on assumed time deposits	(2,540)	(12)
Amortization of fair value adjustments (premiums) on assumed subordinated notes	(145)	—
Fair value adjustments on other real estate owned	75	—
Proceeds from sale of loans held for sale	965,119	652,765
Loans held for sale, originated	(939,377)	(747,771)
Gain on sale of loans held for sale, originated	(17,830)	(27,386)
Gain on sale of Paycheck Protection Program loans	(24,315)	—
Loss on disposal of premises and equipment	192	116
Investment amortization expense, net	1,282	870
Amortization of subordinated debt issuance costs	192	37
Intangible amortization	1,406	608
Increase in cash surrender value of bank owned life insurance	(679)	(278)
Increase in other assets	(6,110)	(28,535)
(Decrease) increase in other liabilities	(3,249)	12,160
Net cash provided by (used in) operating activities	13,513	(117,354)
Cash Flows From Investing Activities
Net (increase) decrease in federal funds sold	(141,869)	480
Purchases of securities available for sale	(224,143)	(38,579)
Proceeds from calls, sales, paydowns and maturities of securities available for sale	45,553	43,452
Proceeds from calls, sales, paydowns and maturities of securities held to maturity	—	1,210
Proceeds from sale of other real estate owned	271	—
Proceeds from sale of Paycheck Protection Program loans	705,930	—
Net change in restricted equity and other investments	(1,473)	(1,307)
Net increase in Paycheck Protection Program loans	(399,072)	(361,850)
Net increase in loans held for investment	(29,729)	(46,103)
Purchase of premises and equipment	(954)	(2,785)
Proceeds from sale of premises and equipment	405	669
Purchase of bank owned life insurance	(9,600)	—
Capital calls of other investments	(1,567)	(569)
Net cash acquired in acquisition of Bay Banks of Virginia, Inc.	44,066	—
Distributions from other investments	247	44
Net cash used in investing activities	(11,935)	(405,338)
Cash Flows From Financing Activities:
Net increase in demand, savings and other interest-bearing deposits	312,144	193,834
Net decrease in time deposits	(85,397)	(598)
Dividends paid on common stock	(7,183)	(2,436)
Federal Home Loan Bank advances	721,000	436,900
Federal Home Loan Bank repayments	(721,000)	(446,700)
Federal Reserve Bank advances	434,336	355,484
Federal Reserve Bank repayments	(706,944)	(11,008)
Stock option exercises	748	—
Increase in federal funds purchased	—	135
Payment of subordinated notes issuance costs	—	(349)
Issuance of subordinated notes	—	15,000
Redemption of subordinated notes	(14,150)	—
Net cash (used in) provided by financing activities	(66,446)	540,262
Net (decrease) increase in cash and due from banks	(64,868)	17,570
Cash and due from banks at beginning of period	117,945	60,026
Cash and due from banks at end of period	$53,077	$77,596

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$8,087	$7,294
Income taxes	$10,000	$2,000
Non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$(3,062)	$(340)
Transfer of held to maturity securities to available for sale	$—	$10,980
Issuance of restricted stock awards, net of forfeitures	$848	$352
Assets acquired in business combination	$1,224,583	$—
Liabilities assumed in business combination	$1,107,036	$—
Effective settlement of subordinated notes in business combination	$650	$—
Change in goodwill	$7,206	$(23)

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

The accompanying unaudited consolidated financial statements of the Company include the accounts of the Bank, the Financial Group, PVB Properties, LLC, and MoneyWise Payroll Solutions, Inc. (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").

Information contained herein as of September 30, 2021 includes the balances of Bay Banks; information contained herein as of and for the year ended December 31, 2020 does not include the balances of Bay Banks. Information for the nine months ended September 30, 2021 includes the operations of Bay Banks only for the period immediately following the effective date of the Bay Banks Merger (January 31, 2021) through September 30, 2021.

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

On July 14, 2021, the Company and FVCBankcorp, Inc. (“FVCB”) jointly announced they had entered into a definitive agreement pursuant to which FVCB will merge with and into the Company in an all-stock merger of equals (the “FVCB Merger”). Pursuant to the agreement, shareholders of FVCB will receive 1.1492 shares of the Company’s common stock for each FVCB share held, with fractional shares paid in cash. The FVCB Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of both companies. The Company has learned that the Office of the Comptroller of the Currency (the “OCC”) identified certain regulatory concerns with Blue Ridge Bank that could impact the application process and timing of the FVCB Merger. Blue Ridge Bank has already commenced an initiative intended to fully address the OCC’s concerns. The Company anticipates the FVCB Merger will close in the second or third quarter of 2022.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations, including the following instances. The reclassifications had no effect on net income, net income per share, or shareholders’ equity as previously reported.

Correction of Immaterial Classification Errors

During the third quarter of 2021, the Company determined that its 35% investment in a third-party insurance company, Hammond Insurance Agency, Inc. ("Hammond Insurance"), which had been reported on its consolidated balance sheets in goodwill and other intangible assets, should have been reported as other assets. Also during the third quarter of 2021, the Company determined that its acquisition of BluePoint Benefits, LLC ("BluePoint Benefits"), which had been reported on its consolidated balance sheets in other assets, should have been reported as goodwill.

The Company has changed the classification of both investments on its December 31, 2020 consolidated balance sheets. The change in the classification for the investment in Hammond Insurance resulted in a $613 thousand and $341 thousand decrease from what was previously reported in the 2020 Form 10-K in goodwill and other intangible assets, respectively, with a corresponding increase of $954 thousand in other investments as of December 31, 2020. The change in the classification for the investment in BluePoint Benefits resulted in a $340 thousand decrease from what was previously reported in the 2020 Form 10-K in other assets with a corresponding increase of the same amount in goodwill as of December 31, 2020. Neither change in classification for the Company's investment in Hammond Insurance and BluePoint Benefits affected the Company's reported earnings for 2020 or total assets for 2020 on the Company's consolidated balance sheets.

During the first quarter of 2021, the Company determined a loan arrangement with a third-party financial institution for the purpose of residential mortgage loan originations, which had been reported on its consolidated balance sheets in loans held for sale, should have been reported as loans held for investment.

The Company has changed the classification of this loan on its December 31, 2020 consolidated balance sheet to reflect it as held for investment. The change in classification resulted in a $30.4 million decrease from what was previously reported in the Company’s 2020 Form 10-K in loans held for sale with a corresponding increase of the same amount in loans held for investment as of December 31, 2020. There were no outstanding loans under this arrangement as of September 30, 2021.

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

The Company evaluated the effect of the previously noted incorrect presentations, both qualitatively and quantitatively, and concluded that its previously issued financial statements were not materially misstated due to the changes in classification.

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
B

The value of the shares of the Company's common stock exchanged for shares of Bay Banks common stock was based upon the closing price of the Company's common stock at January 29, 2021, the last trading day prior to the date of completion of the merger.

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

The fair value estimates are subject to change for up to one year after the effective date of the merger, if additional information relative to effective date fair values becomes available. No adjustments have been made to the fair value estimates through September 30, 2021.

Impact of Certain Fair Value Adjustments

The net effect of the amortization and accretion of premiums and discounts associated with the fair value adjustments to assets acquired and liabilities assumed in the Bay Banks Merger had the following effect on the consolidated income statements for the three and nine months ended September 30, 2021.

(Dollars in thousands)	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Loans (1)	$(54)	$964
Time deposits (2)	827	2,465
FHLB borrowings (3)	4	10
Subordinated notes (4)	55	145
CDI (5)	(323)	(880)
Net effect to income before income taxes	$509	$2,704

(1) Loan discount accretion and premium (amortization) is included in the Interest and fees on loans section of Interest Income in the consolidated income statements.

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

Pro Forma Financial Information

The following table presents the effect of the Bay Banks Merger on the Company on a pro forma basis, as if the merger had occurred at the beginning of the nine-month periods ended September 30, 2021 and 2020 and the three-month period ended September 30, 2020. Merger-related expenses of $1.4 million and $11.7 million for the three months and nine months ended September 30, 2021 and $1.3 million and $1.7 million for the three and nine months ended September 30, 2020, which are included in the Company’s consolidated income statements, are not included in the pro forma information below. Merger-related expenses incurred by Bay Banks prior to the completion of the Bay Banks Merger are not included in the Company’s consolidated income statements and are also not included in the pro forma information below. Net income includes pro forma adjustments for the accretion and amortization of estimated fair value adjustments on acquired loans and assumed time deposits and borrowings, as well as amortization of estimated CDI. An income tax rate of 21% was used in determining pro forma net income.

For the three months ended
(Dollars in thousands, except per share data)	September 30, 2020
Revenue (net interest income plus noninterest income)	$42,471
Net income	8,730
Earnings per common share	0.47

	For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2021	September 30, 2020
Revenue (net interest income plus noninterest income)	$140,447	$106,514
Net income	48,029	19,749
Earnings per common share	2.62	1.08

Note 4 – Investments

Investment securities available for sale are carried at fair value in the consolidated balance sheets. The following tables present amortized cost and fair values of investment securities available for sale as of the dates stated.

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$41,843	$289	$(280)	$41,852
U.S. Treasury and agencies	49,212	—	(664)	48,548
Mortgage backed securities	241,108	617	(2,802)	238,923
Corporate bonds	30,210	808	(243)	30,775
Total investment securities	$362,373	$1,714	$(3,989)	$360,098

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$14,069	$258	$(68)	$14,259
U.S. Treasury and agencies	2,500	—	(91)	2,409
Mortgage backed securities	72,337	696	(398)	72,635
Corporate bonds	19,755	469	(52)	20,172
Total investment securities	$108,661	$1,423	$(609)	$109,475

As of September 30, 2021 and December 31, 2020, securities with a fair value of $9.1 million and $12.5 million, respectively, were pledged with the Treasury Board of the Commonwealth of Virginia to secure public deposits.

As of September 30, 2021 and December 31, 2020, securities with a fair value of $27.7 million and $29.4 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$694	$694
Due after one year through five years	27,345	27,356
Due after five years through ten years	89,716	89,920
Due after ten years	244,618	242,128
Total	$362,373	$360,098

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		September 30, 2021
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	31	$19,291	$(280)	$—	$—	$19,291	$(280)
U.S. Treasury and agencies	20	46,234	(664)	—	—	46,234	(664)
Mortgage backed securities	72	180,950	(2,795)	834	(7)	181,784	(2,802)
Corporate bonds	10	5,099	(230)	987	(13)	6,086	(243)
Total	133	$251,574	$(3,969)	$1,821	$(20)	$253,395	$(3,989)

		December 31, 2020
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	6	$3,111	$(68)	$—	$—	$3,111	$(68)
U.S. Treasury and agencies	1	2,410	(91)	—	—	2,410	(91)
Mortgage backed securities	22	20,545	(65)	8,592	(333)	29,137	(398)
Corporate bonds	7	3,242	(7)	1,955	(45)	5,197	(52)
Total	36	$29,308	$(231)	$10,547	$(378)	$39,855	$(609)

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. As of September 30, 2021 and December 31, 2020, only investment grade securities were in an unrealized loss position or the amount of unrealized loss for the security was not significant. Investment securities with unrealized losses are generally a result of pricing changes due to recent changes in the current interest rate environment and not as a result of permanent credit impairment. Contractual cash flows for the mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

Restricted equity investments consisted of stock in the FHLB (carrying value of $6.0 million and $5.8 million as of September 30, 2021 and December 31, 2020, respectively), FRB stock (carrying value of $4.9 million and $2.2 million as of September 30, 2021 and December 31, 2020, respectively), and stock in the Company’s correspondent bank (carrying value of $468 thousand and $248 thousand as of September 30, 2021 and December 31, 2020, respectively). Restricted equity investments are carried at cost. The Company also has various other equity investments, including shares in other financial institutions and fintech companies, totaling $7.9 million and $3.0 million as of September 30, 2021 and December 31, 2020, respectively, which are carried at fair value with any gain or loss reported in the consolidated income statements each reporting period.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which are reported in other investments on the consolidated balance sheets.
Note 5 – Loans and Allowance for Loan Losses

The following table presents loans held for investment, including Paycheck Protection Program ("PPP") loans, as of the dates stated.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$309,058	$123,675
Paycheck Protection Program	47,325	292,068
Real estate – construction, commercial	139,286	54,702
Real estate – construction, residential	51,098	18,040
Real estate – mortgage, commercial	680,309	273,499
Real estate – mortgage, residential	499,361	213,404
Real estate – mortgage, farmland	6,317	3,615
Consumer	67,787	46,684
Gross loans	1,800,541	1,025,687
Less: Deferred loan fees, net of costs	(1,440)	(4,271)
Total	$1,799,101	$1,021,416

In 2020, the Company participated in the PPP under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (“PPP 1”). Through the PPP 1, the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses. PPP 1 loans have a two-year term if originated prior to June 5, 2020, or a five-year term if originated on or subsequent to June 5, 2020, and earn an annual interest rate of 1%. Banks originating PPP 1 loans earned a processing fee of 1%, 3%, or 5% of the loan amount, depending on the size of the loan. The Company originated approximately $363.4 million in PPP 1 loans in

2020, and as of September 30, 2021, $32.6 million of PPP 1 loans were outstanding, including those acquired in the Bay Banks Merger.

In 2021 the Company participated in the PPP pursuant to the Economic Aid Act, passed into law on December 27, 2020 (“PPP 2”). The PPP 2 was for applications received by May 31, 2021. The Company funded over 20,000 PPP 2 loans for approximately $730 million. PPP 2 loans have a contractual term of five years and earn an annual interest rate of 1%. Banks originating PPP 2 loans earned processing fees that were tiered depending on the size of the loan. Specifically, processing fees for loans of not more than $50,000 equaled 50% of the loan balance or $2,500, whichever was less; processing fees for loans more than $50,000 and not more than $350,000 equaled 5% of the loan balance, and processing fees for loans above $350,000 equaled 3% of the loan balance. Of the PPP 2 loans originated in 2021, approximately 19,500 with principal balances of $712.6 million were sold on June 28, 2021. Gross proceeds from the sale were $705.9 million and the Company recorded a pre-tax gain in noninterest income of $24.3 million on the sale after giving effect to $30.9 million of unamortized fees, net of deferred costs, and the sale discount. As of September 30, 2021, the Company held PPP 2 loans with aggregate principal balances and unamortized fees, net of deferred costs, of $14.7 million and $676 thousand, respectively.

The Company believes that the majority of PPP 1 and PPP 2 loans will be forgiven, in accordance with the terms of the program, and will be paid in full pursuant to the U.S. government guarantee.

The Company is accounting for the PPP processing fees in accordance with ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, which requires fees, net of costs, to be deferred and amortized as a component of loan yield over the expected life of the loans, which the Company believes is 1.5 years for PPP 1 loans and one to three years for PPP 2 loans, depending on the individual loan balance. Of the $11.5 million of processing fees received in 2020 for PPP 1 loans, approximately $0 of unamortized fees remain as of September 30, 2021, with $228 thousand and $4.8 million recognized as a component of interest income for the three and nine months ended September 30, 2021, respectively. PPP 2 processing fees, net of costs, totaled $40.8 million through the first nine months of 2021, of which $484 thousand and $12.1 million were recognized as interest income for the three and nine months ended September 30, 2021, respectively, and $30.9 million was recognized as part of the gain on sale in the second quarter of 2021.

From the onset of the global COVID-19 pandemic, the Company has proactively addressed the needs of its commercial and individual borrowers by modifying loans allowing for the short-term deferral of principal payments or of principal and interest payments. Pursuant to the CARES Act and the Economic Aid Act, banks have the option to temporarily suspend certain requirements of GAAP related to TDRs to the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency terminates if certain conditions are met. All loan modifications made by the Company were made on a good faith basis to borrowers who met the requirements for modifications under the CARES Act. As a result of regulatory and accounting guidance regarding such modifications, the loans were not designated as TDRs as of September 30, 2021 and December 31, 2020. In response to the COVID-19 pandemic, during 2020, the Company approved over 550 loan deferrals for a total of $110.6 million. In addition, Bay Banks approved nearly 400 loan deferrals for approximately $160.0 million. Most of these loans are now past the deferment period and are back on normal payment schedules, and as of September 30, 2021, 16 loans were in deferment for a total of approximately $4.7 million.

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $517.6 million and $213.3 million were pledged as of September 30, 2021 and December 31, 2020, respectively. Additionally, PPP loans were pledged as collateral for PPPLF advances in the amount of $33.9 million and $281.6 million as of September 30, 2021 and December 31, 2020, respectively.

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

(Dollars in thousands)	September 30, 2021	December 31, 2020
PCI loans
Outstanding principal balance	$98,076	$1,278
Recorded investment	84,044	1,085
Purchased performing loans
Outstanding principal balance	784,302	97,301
Recorded investment	781,348	96,317
Total acquired loans
Outstanding principal balance	882,378	98,579
Recorded investment	865,392	97,402

The following table presents the changes in the accretable yield for PCI loans for the periods stated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period	$7,830	$153	$123	$185
Additions	—	—	10,030	—
Accretion	(1,239)	(16)	(3,704)	(48)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—	106	—
Other changes, net	—	—	36	—
Balance, end of period	$6,591	$137	$6,591	$137

The following tables present the aging of the recorded investment of loans held for investment as of the dates stated.

	September 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$338	$332	$—	$6,270	$6,940	$8,947	$293,171	$309,058
Paycheck Protection Program	—	—	—	—	—	—	47,325	47,325
Real estate – construction, commercial	2,696	21	65	88	2,870	14,015	122,401	139,286
Real estate – construction, residential	—	—	451	254	705	—	50,393	51,098
Real estate – mortgage, commercial	2,006	15	24	3,191	5,236	52,371	622,702	680,309
Real estate – mortgage, residential	989	1,601	1,726	2,605	6,921	7,671	484,769	499,361
Real estate – mortgage, farmland	—	—	—	—	—	—	6,317	6,317
Consumer	702	236	112	369	1,419	1,040	65,328	67,787
Less: Deferred loan fees, net of costs	—	—	—	—	—	—	(1,440)	(1,440)
Total Loans	$6,731	$2,205	$2,378	$12,777	$24,091	$84,044	$1,690,966	$1,799,101

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$1,117	$—	$—	$1,310	$2,427	$—	$121,248	$123,675
Paycheck Protection Program	—	—	—	—	—	—	292,068	292,068
Real estate – construction, commercial	—	—	—	—	—	35	54,667	54,702
Real estate – construction, residential	262	—	—	—	262	—	17,778	18,040
Real estate – mortgage, commercial	771	211	—	3,643	4,625	808	268,066	273,499
Real estate – mortgage, residential	1,062	—	46	881	1,989	242	211,173	213,404
Real estate – mortgage, farmland	—	—	—	—	—	—	3,615	3,615
Consumer	935	334	—	714	1,983	—	44,701	46,684
Less: Deferred loan fees, net of costs	—	—	—	—	—	—	(4,271)	(4,271)
Total Loans	$4,147	$545	$46	$6,548	$11,286	$1,085	$1,009,045	$1,021,416

The following tables present the aging of the recorded investment of PCI loans as of the dates stated.

	September 30, 2021
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$8,947	$8,947
Real estate – construction, commercial	21	65	13,929	14,015
Real estate – mortgage, commercial	148	24	52,199	52,371
Real estate – mortgage, residential	552	1,726	5,393	7,671
Consumer	5	—	1,035	1,040
Total PCI Loans	$726	$1,815	$81,503	$84,044

	December 31, 2020
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Real estate – construction, commercial	—	—	35	35
Real estate – mortgage, commercial	224	—	584	808
Real estate – mortgage, residential	35	—	207	242
Total PCI Loans	$259	$—	$826	$1,085

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

The ALL consists of specific and general components. The specific component relates to loans that are identified as impaired, which generally include loans risk rated substandard or worse with balances of $500 thousand or more and all loans classified as TDRs. For loans that are classified as impaired, an allowance is established when the discounted cash flows or the net realizable value of underlying collateral, which is equal to the estimated fair value less estimated costs to sell, of the impaired loan is lower than the carrying value of that loan. The general component covers those loans not classified as impaired and those loans classified as impaired that are not individually evaluated for impairment and is based on historical loss experience adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data.

The Company follows applicable guidance issued by the FASB, which requires that losses be accrued when they are probable of occurring and can be estimated. It also requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.

PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no ALL for these loans as of September 30, 2021 and December 31, 2020. In future periods, the Company may be required to establish an ALL for these loans, which would result in a provision for loan losses charged to earnings.

The following tables present a summary of the loan portfolio individually and collectively evaluated for impairment as of the dates stated.

	September 30, 2021
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Originated and purchased performing loans:
Commercial and industrial	$4,697	$295,414	$300,111
Real estate – construction, commercial	531	124,740	125,271
Real estate – construction, residential	—	51,098	51,098
Real estate – mortgage, commercial	1,333	626,605	627,938
Real estate – mortgage, residential	1,672	490,018	491,690
Real estate – mortgage, farmland	—	6,317	6,317
Consumer	—	66,747	66,747
Total originated and purchased performing loans	8,233	1,660,939	1,669,172
PCI loans:
Commercial and industrial	—	8,947	8,947
Real estate – construction, commercial	—	14,015	14,015
Real estate – mortgage, commercial	—	52,371	52,371
Real estate – mortgage, residential	—	7,671	7,671
Consumer	—	1,040	1,040
Total PCI loans	—	84,044	84,044
Gross loans	8,233	1,744,983	1,753,216
Less: Deferred loan fees, net of costs	—	(763)	(763)
Total	$8,233	$1,744,220	$1,752,453

	December 31, 2020
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Originated and purchased performing loans:
Commercial and industrial	$234	$123,441	$123,675
Real estate – construction, commercial	—	54,667	54,667
Real estate – construction, residential	—	18,040	18,040
Real estate – mortgage, commercial	1,645	271,046	272,691
Real estate – mortgage, residential	452	212,710	213,162
Real estate – mortgage, farmland	—	3,615	3,615
Consumer	—	46,684	46,684
Total originated and purchased performing loans	2,331	730,203	732,534
PCI loans:
Real estate – construction, commercial	—	35	35
Real estate – mortgage, commercial	—	808	808
Real estate – mortgage, residential	—	242	242
Total PCI loans	—	1,085	1,085
Gross loans	2,331	731,288	733,619
Less: Deferred loan fees, net of costs	—	(736)	(736)
Total	$2,331	$730,552	$732,883

The tables above exclude gross PPP loans of $47.3 million and $292.1 million as of September 30, 2021 and December 2020, respectively.

The following tables present information related to impaired loans by loan type as of the dates presented.

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$4,697	$4,697	$—	$234	$234	$144
Real estate – construction, commercial	531	531	—	—	—	—
Real estate – mortgage, commercial	1,333	1,432	—	1,645	2,030	—
Real estate – mortgage, residential	1,672	1,672	—	452	571	—
With an allowance recorded:
Real estate – mortgage, commercial	—	—	—	—	—	—
Real estate – mortgage, residential	—	—	—	—	—	—
	$8,233	$8,332	$—	$2,331	$2,835	$144

	For the three months ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$4,710	$53	$—	$—
Real estate – construction, commercial	532	8	—	—
Real estate – mortgage, commercial	1,378	21	—	—
Real estate – mortgage, residential	1,421	5	696	28
With an allowance recorded:
Commercial and industrial	—	—	375	—
Real estate – mortgage, commercial	—	—	337	1
Real estate – mortgage, residential	—	—	—	—
	$8,041	$87	$1,408	$29

	For the nine months ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$4,390	$149	$—	$—
Real estate – construction, commercial	537	24	—	—
Real estate – mortgage, commercial	1,402	62	—	—
Real estate – mortgage, residential	1,078	11	696	28
With an allowance recorded:
Commercial and industrial	—	—	375	1
Real estate – mortgage, commercial	—	—	337	7
Real estate – mortgage, residential	—	—	—	—
	$7,407	$246	$1,408	$36

Impaired loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had four TDRs totaling $235 thousand as of September 30, 2021, two of which were classified as TDRs due to a change in interest rate and payment terms and two of which were classified as TDRs due to a change in payment terms. The Company had two TDRs totaling $142 thousand as of December 31, 2020, one of which was classified as a TDR due to a change in interest rate and payment terms and the other loan was classified as a TDR due to a change in payment terms.

The following table presents an analysis of the change in the ALL by loan type as of and for the periods stated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
ALL, beginning of period	$13,007	$8,206	$13,827	$4,572
Charge-offs
Commercial and industrial	(18)	—	(968)	—
Real estate – mortgage	(133)	—	(146)	—
Consumer	(361)	(213)	(757)	(787)
Total charge-offs	(512)	(213)	(1,871)	(787)
Recoveries
Commercial and industrial	26	33	210	34
Real estate – mortgage	5	—	108	—
Consumer	88	97	340	229
Total recoveries	119	130	658	263
Net charge-offs	(393)	(83)	(1,213)	(524)
Provision for loan losses	—	4,000	—	8,075
ALL, end of period	$12,614	$12,123	$12,614	$12,123

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

The following tables present the Company’s loan portfolio by internal loan grade as of the dates stated.

	September 30, 2021
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$591	$3,521	$142,771	$135,275	$14,247	$4,505	$8,148	$309,058
Paycheck Protection Program	47,325	—	—	—	—	—	—	47,325
Real estate – construction, commercial	—	516	32,633	86,430	6,845	10,849	2,013	139,286
Real estate – construction, residential	7	—	16,715	29,246	4,875	—	255	51,098
Real estate – mortgage, commercial	4,358	2,447	317,296	244,322	34,810	60,845	16,231	680,309
Real estate – mortgage residential	1,286	9,068	291,246	173,404	13,621	4,422	6,314	499,361
Real estate – mortgage, farmland	366	—	1,122	4,829	—	—	—	6,317
Consumer	339	8	17,768	47,346	1,279	489	558	67,787
Gross loans	$54,272	$15,560	$819,551	$720,852	$75,677	$81,110	$33,519	$1,800,541
Less: Deferred loan fees, net of costs								(1,440)
Total								$1,799,101

	December 31, 2020
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
Commercial and industrial	$844	$484	$23,828	$85,928	$7,251	$4	$5,336	$123,675
Paycheck Protection Program	292,068	—	—	—	—	—	—	292,068
Real estate – construction, commercial	—	2,143	19,524	26,324	5,916	218	577	54,702
Real estate – construction, residential	—	—	3,073	8,247	6,458	—	262	18,040
Real estate – mortgage, commercial	—	3,994	128,163	114,977	15,799	2,968	7,598	273,499
Real estate – mortgage residential	—	3,583	101,078	100,601	5,750	158	2,234	213,404
Real estate – mortgage, farmland	444	—	1,175	1,996	—	—	—	3,615
Consumer	324	36	17,062	28,033	521	1	707	46,684
Gross loans	$293,680	$10,240	$293,903	$366,106	$41,695	$3,349	$16,714	$1,025,687
Less: Deferred loan fees, net of costs								(4,271)
Total								$1,021,416

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

As of September 30, 2021 and December 31, 2020, the Company's goodwill totaled $26.8 million and $19.6 million, respectively.

The following table presents information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	Gross		Net
(Dollars in thousands)	Carrying	Accumulated	Carrying
September 30, 2021	Value	Amortization	Value
Core deposit intangibles	$9,626	$(2,522)	$7,104
Other amortizable intangibles	2,659	(1,664)	995
Total	$12,285	$(4,186)	$8,099

	Gross		Net
(Dollars in thousands)	Carrying	Accumulated	Carrying
December 31, 2020	Value	Amortization	Value
Core deposit intangibles	$2,776	$(1,366)	$1,410
Other amortizable intangibles	2,187	(1,016)	1,171
Total	$4,963	$(2,382)	$2,581

As a result of the Bay Banks Merger, a core deposit intangible asset of $6.9 million was recorded as of the acquisition date and is being amortized on an accelerated basis over 10 years using the sum-of-years digits method.

Included in other amortizable intangibles were loan servicing assets of $258 thousand and $209 thousand at September 30, 2021 and December 31, 2020, respectively, related to the sale of the government guaranteed portion of certain loans that the Company continues to service. Loan servicing assets of $131 thousand and $189 thousand were added during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. The amortization of these intangibles is included in interest and fees on loans in the consolidated statement of income.

The Company retains servicing rights on mortgages originated and sold to the secondary market. The Company records mortgage servicing rights (“MSR”) assets initially at fair value and subsequently accounts for them under the amortization method, pursuant to which an impairment assessment is performed each reporting period. The amortization method requires that the MSR assets be recorded at the lower of cost or fair value. As of September 30, 2021 and December 31, 2020, the carrying value of MSR assets were $15.0 million and $7.1 million, respectively.

Note 7 – Other Real Estate Owned

The following table presents the number and carrying values of properties included in other real estate owned (“OREO”) as of the dates stated.

	September 30, 2021		December 31, 2020
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	—	$—	1	$—
Land	4	227	—	—
Total other real estate owned	4	$227	1	$—

The Company acquired $598 thousand of OREO in the Bay Banks Merger. As of September 30, 2021, the carrying value of the OREO portfolio totaled $227 thousand.

No residential mortgage loans were in the process of foreclosure as of September 30, 2021.

Note 8 – Borrowings

FHLB Borrowings

The Bank has a borrowing facility from the FHLB secured by certain real estate loans and pledged securities. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. Total lendable collateral was $392.2 million as of September 30, 2021. The Bank had borrowings from the FHLB that totaled $125.1 million and $115.0 million as of September 30, 2021 and December 31, 2020, respectively. Of these advances, the Company assumed $10.1 million in the Bay Banks Merger. The borrowings also required the Bank to own $6.0 million and $5.8 million of FHLB stock, as of September 30, 2021 and December 31, 2020, respectively, which is included in restricted equity and other investments on the consolidated balance sheets.

The following table presents information regarding FHLB advances outstanding as of the date stated.

	September 30, 2021
			Stated
		Originated	Interest	Maturity
(Dollars in thousands)	Balance	Date	Rate	Date
Convertible	$10,115	2/28/2020	0.56%	2/28/2030
Fixed Rate Credit	15,000	7/1/2021	0.17%	10/1/2021
Fixed Rate Credit	25,000	8/2/2021	0.16%	11/2/2021
Fixed Rate Credit	35,000	8/6/2021	0.16%	11/8/2021
Fixed Rate Credit	10,000	8/30/2021	0.16%	11/30/2021
Fixed Rate Credit	10,000	8/30/2021	0.16%	11/30/2021
Fixed Rate Credit	20,000	9/17/2021	0.19%	12/17/2021
Total FHLB borrowings	$125,115

As of September 30, 2021, 1-4 family residential loans held for investment with a lendable value of $185.5 million, multi-family residential loans with a lendable value of $35.0 million, commercial real estate loans with a lendable value of $117.3 million, 1-4 family residential loans held for sale with a lendable value of $27.9 million, and securities with a lendable value of $26.5 million were pledged against the available line of credit with the FHLB. The Bank also has letters of credit with the FHLB totaling $57.0 million for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $210.2 million as of September 30, 2021.

FRB Borrowings

In the second quarter of 2020, the Company began participating in the FRB’s PPPLF, which allowed banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed annual cost of 35 basis points, and receive favorable regulatory capital treatment. As of September 30, 2021, these FRB borrowings were $33.9 million with maturities ranging from 0.5 to 3.07 years. Of this balance, $24.8 million were assumed by the Company in the Bay Banks Merger. As of December 31, 2020, the Company’s FRB borrowings were $281.6 million with maturities ranging from 1.2 years to 4.5 years.

Other Borrowings

The Company has unsecured lines of credit with correspondent banks, which totaled $64.0 million and $38.0 million at September 30, 2021 and December 31, 2020, respectively. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. As of September 30, 2021 and December 31, 2020, none of these lines of credit with correspondent banks were drawn upon.

The Company had $40.5 million and $24.5 million of subordinated notes, net, outstanding as of September 30, 2021 and December 31, 2020, respectively. The Company assumed $30.9 million par value (or $31.9 million fair value) of subordinated notes in the Bay Banks Merger, which is composed of an issuance in October 2019 and maturing October 15, 2029 (the “2029 Bay Banks Notes”) and an issuance in May 2015 and maturing May 28, 2025 (the “2025 Bay Banks Notes”).

The 2029 Bay Banks Notes bear interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate (“SOFR”) (as defined in the 2029 Bay Banks Notes) plus 433.5 basis points, payable quarterly in arrears. The 2029 Bay Banks Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the other subordinated notes issued by the Company. Beginning on October 15, 2024 through maturity, the 2029 Bay Banks Notes may be redeemed, at the Company's option, on any scheduled interest payment date. As of September 30, 2021, the net carrying amount of the 2029 Bay Banks Notes was $25.8 million, inclusive of a $830 thousand purchase accounting adjustment (premium) recorded at the effective date of the Bay Banks Merger. For the three and nine months ended September 30, 2021, the effective interest rate on the 2029 Bay Banks Notes was 4.63% and 4.64%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

The 2025 Bay Banks Notes had interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The 2025 Bay Banks Notes were redeemable in whole or in part, without premium or penalty, at any interest payment date at the option of the Company. The Company exercised its right to redeem the 2025 Bay Banks Notes in the third quarter of 2021 and repaid the 2025 Bay Banks Notes in full.

On May 28, 2020, the Company issued a subordinated note with a principal amount of $15.0 million which matures on June 1, 2030 (the “2030 Note”). The 2030 Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s existing and future senior indebtedness and ranks in parity with the other subordinated notes issued by the Company. Beginning on June 1, 2025 through maturity, the 2030 Note may be redeemed, at the Company's option, on any scheduled interest payment date. The aggregate carrying value of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.7 million as of September 30, 2021. For both the three and nine months ended September 30, 2021, the effective interest rate on the 2020 Note was 6.12%.

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

Note 9 – Derivatives

The Company enters into interest rate swap agreements to facilitate the risk management strategies to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these interest rate swap agreements by entering into equal and offsetting swap agreements with highly-rated third-party financial institutions. These back-to-back interest rate swap agreements are free-standing derivatives and are recorded at fair value in the consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities).

The following tables present the notional and fair value of interest rate swap agreements recorded as other assets and other liabilities on the Company’s consolidated balance sheets as of the dates stated.

	September 30, 2021
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,064	$224
Pay fixed/receive variable swaps	2,064	(224)

	December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,100	$339
Pay fixed/receive variable swaps	2,100	(339)

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

At the time the hedges identified in the table above expire, new hedges will begin. These new hedges are summarized in the following table (in thousands). Each hedge layer has a variable receive leg of 3-month LIBOR and a pay fixed leg ranging from 0.92% to 0.95%.

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

The Company has the intent and ability to fund the 3-month rate advances during the term of these cash flow hedges. Interest rate swap assets and liabilities were $5.8 million and $1.2 million, respectively, as of September 30, 2021, and $1.7 million and $2.7 million, respectively, as of December 31, 2020. The Company had cash collateral with the counterparties of $6.0 million included within other assets on the consolidated balance sheets as of September 30, 2021 and December 31, 2020.

The Bank also participates in a “mandatory” delivery program for its government guaranteed and conventional mortgage loans held for sale. Under the mandatory delivery program, loans with interest rate locks are paired with the sale of a to-be-announced mortgage-backed security bearing similar attributes. Under the mandatory delivery program, the Bank commits to deliver loans to an investor at an agreed upon price after the close of such loans. This differs from a “best efforts” delivery, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked. The Bank had entered into $93.7 million and $154.3 million of rate lock commitments with borrowers, net of expected fallout, as of September 30, 2021 and December 31, 2020, respectively, and $144.5 million and $97.1 million of closed loan inventory waiting for sale, which were hedged by $241.6 million and $225.0 million in forward to-be-announced mortgage-backed securities as of September 30, 2021 and December 31, 2020, respectively. Mortgage derivative assets totaled $3.5 million and $5.3 million as of September 30, 2021 and December 31, 2020, respectively, and mortgage derivative liabilities, which are included in other liabilities on the consolidated balance sheets, were $0 and $1.6 million as of September 30, 2021 and December 31, 2020, respectively.

Note 10 – Stock-Based Compensation

The Company has granted restricted stock awards to employees and directors under the Company’s 2017 Equity Incentive Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period. Compensation expense recognized in the consolidated statements of income related to restricted stock awards, net of forfeitures, was $511 thousand and $848 thousand for the three and nine months ended September 30, 2021, respectively, and was $199 thousand and $331 thousand for the three and nine months ended September 30, 2020, respectively. On July 1, 2021, the Company granted restricted stock awards relating to 173,484 shares of the Company's common stock to employees and directors. At September 30, 2021, restricted stock awards relating to 237,785 shares of the Company’s common stock were outstanding and unrecognized compensation expense related to the restricted stock awards at September 30, 2021 totaled $3.1 million.

The Company converted fully vested options to purchase 198,362 shares of Bay Banks common stock into options to purchase 99,176 shares (148,764 on a post Stock Split basis) of the Company’s common stock pursuant to the Bay Banks Merger. The estimated fair value of the converted stock options as of the effective date of the merger was $472 thousand and included in the Bay Banks Merger consideration.

The estimated fair value of $472 thousand was determined using the Black-Scholes Model, which requires the use of assumptions including the risk-free interest rate, expected term, expected volatility (of the underlying stock), and expected dividend yield. The following table presents the ranges and weighted averages of assumptions used to determine the estimated fair value of the converted stock options in the Bay Banks Merger.

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

During the nine months ended September 30, 2021, 83,647 and 380 stock options were exercised and forfeited, respectively, resulting in 64,737 options outstanding as of September 30, 2021.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	September 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$41,852	$—	$41,852	$—
U.S. Treasury and agencies	48,548	—	48,548	—
Mortgage backed securities	238,923	—	238,923	—
Corporate bonds	30,775	—	30,775	—
Total securities available for sale	$360,098	$—	$360,098	$—
Other assets
Rabbi trust assets	$963	$963	$—	$—
Mortgage derivative asset	3,456	—	3,456	—
Interest rate swap asset	5,838	—	5,838	—
Other liabilities
Mortgage derivative liability	$—	$—	$—	$—
Interest rate swap liability	1,239	—	1,239	—

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$14,259	$—	$14,259	$—
U.S. Treasury and agencies	2,409	—	2,409	—
Mortgage backed securities	72,635	—	72,635	—
Corporate bonds	20,172	—	20,172	—
Total securities available for sale	$109,475	$—	$109,475	$—
Other assets
Mortgage derivative asset	$5,293	$—	$5,293	$—
Interest rate swap asset	1,716	—	1,716	—
Other liabilities
Mortgage derivative liability	$1,569	$—	$1,569	$—
Interest rate swap liability	2,735	—	2,735	—

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

The following tables present the change in MSR assets using Level 3 inputs as of and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance, December 31, 2020	$7,084
Acquired in Bay Banks Merger	997
Additions	9,252
Write-offs	(616)
Amortization	(1,741)
Impairments	—
Fair value adjustments	3,567
Balance, September 30, 2021 - fair value	$18,543
Balance, September 30, 2021 - amortized cost	$14,976

(Dollars in thousands)	MSR Assets
Balance, December 31, 2019	$—
Additions	7,539
Write-offs	(61)
Amortization	(391)
Impairments	(3)
Fair value adjustments	207
Balance, December 31, 2020 - fair value	$7,291
Balance, December 31, 2020 - amortized cost	$7,084

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of September 30, 2021 and December 31, 2020, the Company was servicing approximately $1.75 billion and $846.5 million of loans, respectively. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and utilizing assumed servicing costs and prepayment speeds. The weighted average net servicing fee income of the portfolio was 28.1 basis points as of September 30, 2021. Estimated base annual servicing costs were $65.00 to $80.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 12.16% as of September 30, 2021. A base discount rate of 9.0% to 12.0% (9.30% weighted average discount rate) was then applied to each pool’s projected future cash flows as of September 30, 2021. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral, if any, less estimated costs to sell, if the loan is collateral dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). If the collateral value is significantly adjusted due to differences in the comparable properties or is discounted because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value based on the borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statements or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income.

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	September 30, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$8,233	$—	$—	$8,233
Loans held for sale	144,111	—	144,111	—
OREO	227	—	—	227

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,187	$—	$—	$2,187
Loans held for sale	148,209	—	148,209	—

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

	Balance as of	Valuation	Unobservable	Weighted
(Dollars in thousands)	September 30, 2021	Technique	Input	Average
Impaired loans, net	$8,233	Discounted appraised value	Selling costs	7%
OREO	227	Discounted appraised value	Selling costs	7%

	Balance as of	Valuation	Unobservable	Weighted
(Dollars in thousands)	December 31, 2020	Technique	Input	Average
Impaired loans, net	$2,097	Discounted appraised value	Selling costs	10%
	90	Discounted cash flows	Discount rate	6%

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

There is no credit risk associated with PPP loans as they are fully guaranteed by the U.S. government. Further, the Company believes the PPP loans will be forgiven within 1.5 years for PPP 1 loans and between one and three years for PPP 2 loans, depending on the loan’s balance, and any fair value adjustment for potential interest rate change was considered inconsequential as of September 30, 2021. As a result, the carrying value of PPP loans reasonably approximates fair value (Level 3).

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

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of September 30, 2021
(Dollars in thousands)	September 30, 2021	September 30, 2021	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$53,077	$53,077	$53,077	$—	$—
Federal funds sold	144,376	144,376	144,376	—	—
Securities available for sale	360,098	360,098	—	360,098	—
Restricted equity and other investments	19,343	19,343	—	19,343	—
PPP loans receivable, net	46,648	46,648	—	—	46,648
Loans held for investment, net	1,739,839	1,732,771	—	—	1,732,771
Accrued interest receivable	9,900	9,900	—	9,900	—
Bank owned life insurance	46,278	46,278	—	46,278	—
Financial Liabilities
Noninterest-bearing demand deposits	$684,859	$684,859	$684,859	$—	$—
Interest-bearing demand and money market deposits	828,477	828,477	—	828,477	—
Savings deposits	144,904	144,904	—	144,904	—
Time deposits	541,964	547,140	—	—	547,140
FHLB borrowings	125,115	124,900	—	124,900	—
FRB borrowings	33,857	33,857	—	33,857	—
Subordinated notes, net	40,503	42,048	—	—	42,048

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2020
(Dollars in thousands)	December 31, 2020	December 31, 2020	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$117,945	$117,945	$117,945	$—	$—
Federal funds sold	775	775	775	—	—
Securities available for sale	109,475	109,475	—	109,475	—
Restricted equity investments	11,173	11,173	—	11,173	—
PPP loans receivable, net	288,533	288,533	—	—	288,533
Loans held for investment, net	719,056	720,396	—	—	720,396
Accrued interest receivable	5,428	5,428	—	5,428	—
Bank owned life insurance	15,724	15,724	—	15,724	—
Financial Liabilities
Noninterest-bearing demand deposits	$333,051	$333,051	$333,051	$—	$—
Interest-bearing demand and money market deposits	282,263	282,263	—	282,263
Savings deposits	78,352	78,352	—	78,352	—
Time deposits	251,443	257,647	—	—	257,647
FHLB borrowings	115,000	114,983	—	114,983	—
FRB borrowings	281,650	281,650	—	281,650	—
Subordinated notes, net	24,506	25,830	—	—	25,830

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

The following tables present information about the Company’s leases as of and for the periods stated.

(Dollars in thousands)	September 30, 2021
Lease liabilities	$7,113
Right-of-use asset	$5,645
Weighted average remaining lease term (years)	5.89
Weighted average discount rate	2.18%

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$400	$458	$1,806	$1,347
Total lease cost	$400	$458	$1,806	$1,347

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

As of
(Dollars in thousands)	September 30, 2021
Three months ending December 31, 2021	$507
Twelve months ending December 31, 2022	1,712
Twelve months ending December 31, 2023	1,330
Twelve months ending December 31, 2024	939
Twelve months ending December 31, 2025	785
Thereafter	2,427
Total undiscounted cash flows	7,700
Discount	(587)
Lease liabilities	$7,113

Note 13 – Minimum Regulatory Capital

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements phased-in over a multi-year schedule and fully phased-in at January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of September 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$269,123	13.15%	$214,936	10.50%	$204,701	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$255,997	12.51%	$173,996	8.50%	$163,761	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$255,997	12.51%	$143,291	7.00%	$133,056	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$255,997	9.72%	$105,358	4.00%	$131,698	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$109,219	13.10%	$87,574	10.50%	$83,404	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$70,893	8.50%	$66,723	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$58,383	7.00%	$54,213	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$98,751	8.34%	$47,363	4.00%	$59,180	5.00%

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2021 and December 31, 2020, the Company had outstanding loan commitments of $384.9 million and $126.0 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of September 30, 2021 and December 31, 2020, commitments under outstanding performance stand-by letters of credit totaled $655 thousand and $0, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2021 and December 31, 2020, commitments under outstanding financial stand-by letters of credit totaled $3.6 million and $6.1 million, respectively. The credit risk of issuing stand-by letters of credit is essentially the same as that involved in extending loans to customers.

Reserves for unfunded commitments to borrowers as of September 30, 2021 and December 31, 2020 were $512 thousand and $0, respectively, and are included in other liabilities on the consolidated balance sheets.

The Company invests in various partnerships and limited liability companies, many of which invest in early-stage companies operating in fintech businesses. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At September 30, 2021, the Company has future commitments outstanding totaling $9.1 million related to these investments.

Note 15 – Earnings Per Share

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options, including those converted and assumed in the Bay Banks Merger. For the three and nine months ended September 30, 2021, stock options for 0 and 433 shares of the Company’s common stock, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive. Weighted average common shares outstanding, basic and dilutive, for all periods presented are presented on a post Stock Split basis.

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$6,806	$5,059	$39,685	$12,117
Net loss (income) attributable to noncontrolling interest	4	4	(1)	(1)
Net income available to common shareholders	$6,810	$5,063	$39,684	$12,116
Weighted average common shares outstanding, basic	18,776,014	8,577,932	17,526,055	8,521,395
Effect of dilutive securities	22,711	—	9,341	—
Weighted average common shares outstanding, dilutive	18,798,725	8,577,932	17,535,396	8,521,395
Basic and diluted earnings per common share	$0.36	$0.59	$2.26	$1.42

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

The following tables present revenues and expenses by segment for the periods stated.

	For the three months ended September 30, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$23,019	$706	$29	$—	$23,754
Residential mortgage banking income, net	—	7,704	—	—	7,704
Mortgage servicing rights	—	1,827	—	—	1,827
Gain on sale of guaranteed government loans	108	—	—	—	108
Wealth and trust management	499	—	—	—	499
Service charges on deposit accounts	376	—	—	—	376
Increase in cash surrender value of bank owned life insurance	278	—	—	—	278
Payroll processing revenue	223	—	—	—	223
Bank and purchase card, net	497	—	—	—	497
Other income	979	—	1,075	(48)	2,006
Total income	25,979	10,237	1,104	(48)	37,272
Expenses:
Interest expense	1,913	73	644	—	2,630
Provision for loan losses	—	—	—	—	—
Salaries and employee benefits	7,417	7,357	—	—	14,774
Merger-related	216	—	1,225	—	1,441
Other	8,563	693	214	(48)	9,422
Total expense	18,109	8,123	2,083	(48)	28,267
Income (loss) before income taxes	7,870	2,114	(979)	—	9,005
Income tax expense (benefit)	1,943	421	(165)	—	2,199
Net income (loss)	$5,927	$1,693	$(814)	$—	$6,806
Net loss attributable to noncontrolling interest	4	—	—	—	4
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$5,931	$1,693	$(814)	$—	$6,810

	For the three months ended September 30, 2020
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$13,495	$917	$32	$—	$14,444
Residential mortgage banking income, net	—	14,400	—	—	14,400
Mortgage servicing rights	—	1,645	—	—	1,645
Gain on sale of guaranteed government loans	516	—	—	—	516
Service charges on deposit accounts	215	—	—	—	215
Increase in cash surrender value of bank owned life insurance	94	—	—	—	94
Payroll processing	221	—	—	—	221
Bank and purchase card, net	211	—	—	—	211
Other	317	—	—	(6)	311
Total income	15,069	16,962	32	(6)	32,057
Expenses:
Interest expense	2,132	72	411	—	2,615
Provision for loan losses	4,000	—	—	—	4,000
Salaries and employee benefits	3,425	8,455	—	—	11,880
Merger-related	19	—	1,245	—	1,264
Other	3,348	2,133	57	(6)	5,532
Total expense	12,924	10,660	1,713	(6)	25,291
Income (loss) before income taxes	2,145	6,302	(1,681)	—	6,766
Income tax expense (benefit)	523	1,276	(92)	—	1,707
Net income (loss)	$1,622	$5,026	$(1,589)	$—	$5,059
Net loss attributable to noncontrolling interest	4	—	—	—	4
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$1,626	$5,026	$(1,589)	$—	$5,063

	For the nine months ended September 30, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$77,501	$2,536	$105	$—	$80,142
Gain on sale of Paycheck Protection Program loans	24,315	—	—	—	24,315
Residential mortgage banking income, net	—	24,259	—	—	24,259
Mortgage servicing rights	—	6,905	—	—	6,905
Gain on sale of guaranteed government loans	1,325	—	—	—	1,325
Wealth and trust management	1,934	—	—	—	1,934
Service charges on deposit accounts	1,073	—	—	—	1,073
Increase in cash surrender value of bank owned life insurance	679	—	—	—	679
Payroll processing	706	—	—	—	706
Bank and purchase card, net	1,096	—	—	—	1,096
Other	1,817	—	1,778	(135)	3,460
Total income	110,446	33,700	1,883	(135)	145,894
Expenses:
Interest expense	6,209	188	2,142	—	8,539
Provision for loan losses	—	—	—	—	—
Salaries and employee benefits	24,118	22,307	—	—	46,425
Merger-related	9,350	—	2,347	—	11,697
Other	22,793	5,130	787	(135)	28,575
Total expense	62,470	27,625	5,276	(135)	95,236
Income (loss) before income taxes	47,976	6,075	(3,393)	—	50,658
Income tax expense (benefit)	10,350	1,238	(615)	—	10,973
Net income (loss)	$37,626	$4,837	$(2,778)	$—	$39,685
Net income attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$37,625	$4,837	$(2,778)	$—	$39,684

	For the nine months ended September 30, 2020
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
Revenues:
Interest income	$35,985	$2,012	$37	$—	$38,034
Residential mortgage banking income, net	—	31,969	—	—	31,969
Mortgage servicing rights	—	3,241	—	—	3,241
Gain on sale of guaranteed government loans	779	—	—	—	779
Service charges on deposit accounts	669	—	—	—	669
Increase in cash surrender value of bank owned life insurance	278	—	—	—	278
Payroll processing	736	—	—	—	736
Bank and purchase card, net	483	—	—	—	483
Other	669	—	—	(18)	651
Total income	39,599	37,222	37	(18)	76,840
Expenses:
Interest expense	6,440	243	854	—	7,537
Provision for loan losses	8,075	—	—	—	8,075
Salaries and employee benefits	9,665	20,221	—	—	29,886
Merger-related	405	—	1,305	—	1,710
Other	8,549	4,914	452	(18)	13,897
Total expense	33,134	25,378	2,611	(18)	61,105
Income (loss) before income taxes	6,465	11,844	(2,574)	—	15,735
Income tax expense (benefit)	1,445	2,440	(267)	—	3,618
Net income (loss)	$5,020	$9,404	$(2,307)	$—	$12,117
Net income attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$5,019	$9,404	$(2,307)	$—	$12,116

Note 17 – Changes to Accumulated Other Comprehensive Income, net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended September 30, 2021
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of July 1, 2021	$(666)	$2,866	$2,200
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $182	(684)	—	(684)
Change in net unrealized holding gains on interest rate swaps, net of deferred tax expense of $205	—	767	767
Balance as of September 30, 2021	$(1,350)	$3,633	$2,283

	For the three months ended September 30, 2020
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of July 1, 2020	$(107)	$(3,242)	$(3,349)
Change in net unrealized holding gains on securities available for sale, net of deferred tax expense of $70	261	—	261
Reclassification for previously unrealized net gains recognized in net income, net of tax expense of $44	165	—	165
Change in net unrealized holding gains on interest rate swaps, net of deferred tax expense of $189	—	713	713
Balance as of September 30, 2020	$319	$(2,529)	$(2,210)

	For the nine months ended September 30, 2021
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2021	$1,069	$(805)	$264
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $643	(2,419)	—	(2,419)
Change in net unrealized holding gains on interest rate swaps, net of deferred tax expense of $1,180	—	4,438	4,438
Balance as of September 30, 2021	$(1,350)	$3,633	$2,283

	For the nine months ended September 30, 2020
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2020	$423	$(194)	$229
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $71	(269)	—	(269)
Reclassification for previously unrealized net gains recognized in net income, net of tax expense of $44	165	—	165
Change in net unrealized holding losses on interest rate swaps, net of deferred tax benefit of $621	—	(2,335)	(2,335)
Balance as of September 30, 2020	$319	$(2,529)	$(2,210)

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

On June 24, 2021, a customer of the Bank filed a purported class action complaint against the Bank in the U.S. District Court for the Western District of Virginia, Harrisonburg Division. The complaint alleged, among other things, that the Bank breached its contract with checking account customers by charging improper overdraft fees, and was seeking monetary damages, restitution, and declaratory relief arising from the alleged assessment and collection of such fees. The complaint also alleged that the aggregate claims of the putative class members exceed $5 million. The Company settled this lawsuit for a nominal amount in the third quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of our operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations for the balance of 2021, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

Cautionary Note About Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: the effect of the COVID-19 pandemic, including its potential adverse effect on economic conditions, and the Company’s employees, customers, loan losses, and financial performance; the Company’s participation in the Paycheck Protection Program (“PPP”); changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”); the quality or composition of the loan and investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area; accounting principles, policies, and guidelines; changes in banking, tax, and other laws and regulations and interpretations or guidance thereunder; technological changes; fraud and cybersecurity risks; the effects of the Company’s pending merger with FVCBankcorp, Inc. (“FVCB”) or its completed merger with Bay Banks of Virginia, Inc. (“Bay Banks”) and other acquisitions the Company may make, including, without limitation, the ability to complete the FVCB merger within the expected time frame, or at all, the failure to achieve the expected revenue growth and/or expense savings from such transactions, disruptions in customer and employee relationships and business operations, and unexpected costs and difficulties integrating the companies’ business; and other factors detailed in the Company’s publicly filed documents, including the factors described in Item 1A., “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), the Quarterly Report on Form 10-Q for the period ended June 30, 2021, and in this Quarterly Report on Form 10-Q. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

Merger with FVCBankcorp, Inc.

On July 14, 2021, the Company announced that it had entered into a definitive agreement pursuant to which FVCB will merge with and into the Company, with the Company surviving, in an all-stock merger of equals (the “FVCB Merger”). Shareholders of FVCB will be entitled to receive 1.1492 shares of the Company’s common stock for each share of FVCB common stock upon completion of the merger. FVCB is the holding company for FVCbank, a Virginia-chartered community bank based in Fairfax, Virginia and serving the greater Washington, D.C. and Baltimore metropolitan areas. As of September 30, 2021, FVCB had total assets of $2.0 billion. The FVCB Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of both companies. The Company has learned that the Office of the Comptroller of the Currency (the “OCC”) identified certain regulatory concerns with Blue Ridge Bank that could impact the application process and timing of the FVCB Merger. Blue Ridge Bank has already commenced an initiative intended to fully address the OCC’s concerns. The Company anticipates the FVCB Merger will close in the second or third quarter of 2022.

Merger with Bay Banks of Virginia, Inc.

On January 31, 2021, the Company completed its merger with Bay Banks, a bank holding company conducting substantially all its operations through its bank subsidiary, Virginia Commonwealth Bank, and its wealth and trust management subsidiary, VCB Financial Group, Inc. Immediately following the Company’s merger with Bay Banks, Bay Banks’ subsidiary bank was merged with and into the Bank, while VCB Financial Group, Inc. became a subsidiary of the Company (collectively, the “Bay Banks Merger”) and was subsequently renamed as BRB Financial Group, Inc. (the “Financial Group”).

Information contained herein as of September 30, 2021 includes the balances of Bay Banks; information contained herein as of the year ended December 31, 2020 does not include the balances of Bay Banks. Information for the nine months ended September 30, 2021 includes the operations of Bay Banks for the period immediately following the effective date (January 31, 2021) of the Bay Banks Merger through September 30, 2021.

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

Comparison of Financial Condition as of September 30, 2021 and December 31, 2020

Total assets as of September 30, 2021 were $2.70 billion, an increase of $1.20 billion from $1.50 billion at December 31, 2020. The increase in total assets was primarily due to the Bay Banks Merger, which increased assets by $1.22 billion at the effective date of the merger. Of the increase in total assets due to the Bay Banks Merger, $1.03 billion were loans held for investment. The purchase accounting adjustment (discount) to record the Bay Banks’ loan portfolio at estimated fair value, at the effective date of the merger, was $17.9 million, or 1.70% of the pre-adjusted portfolio balance. No allowance for loan losses (“ALL”) carried over in the business combination.

Total deposits as of September 30, 2021 were $2.20 billion, an increase of $1.26 billion from December 31, 2020, of which $1.03 billion were assumed in the Bay Banks Merger, at the effective date of the merger. The remaining increase in the first nine months of 2021 was primarily due to the general increase in liquidity in the banking system, believed to result from economic stimulus funds granted by the federal government’s response to the COVID-19 pandemic. The Company’s expanding relationships with fintech partners have resulted in approximately $52 million of deposit growth in the nine months ended September 30, 2021.

As previously reported, the majority of PPP loans were funded through the Federal Reserve Bank of Richmond’s (“FRB”) Paycheck Protection Program Liquidity Facility (“PPPLF”). FRB advances totaled $33.9 million at September 30, 2021, a decline of $247.8 million from December 31, 2020, primarily attributable to the Company’s sale of PPP loans in the second quarter of 2021, as explained below. Additionally, the Company redeemed subordinated notes with an initial aggregate principal balances of $10.0 million and $7.0 million in the second and third quarters of 2021, respectively. The Company assumed $31.9 million of subordinated debt in the Bay Banks Merger.

Total shareholders’ equity increased by $161.5 million to $269.7 million as of September 30, 2021 compared to $108.2 million at December 31, 2020, primarily attributable to $125.4 million of consideration paid in the Bay Banks Merger and net income totaling $39.7 million in the nine months ended September 30, 2021.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, the Company reported net income of $6.8 million, or $0.36 earnings per diluted common share, compared to $5.1 million, or $0.59 earnings per diluted common share, for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the Company reported net income of $39.7 million, or $2.26 earnings per diluted common share, compared to $12.1 million, or $1.42 earnings per diluted common share, for the nine months ended September 30, 2020.

Net income before income taxes for first nine months of 2021 included a gain of $24.3 million ($19.2 million after tax) resulting from the sale in the second quarter of 2021 of over $700 million of loans originated under the PPP.

Net income before income taxes included merger-related expenses of $1.4 million and $11.7 million, for the three and nine months ended September 30, 2021, respectively, compared to $1.3 million and $1.7 million for the three and nine months ended September 30, 2020, respectively.

Net Interest Income. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. The Company’s principal interest-earning assets are loans to businesses, real estate investors, and individuals as well as its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and Federal Home Loan Bank of Atlanta (“FHLB”) and FRB advances. Generally, changes in net interest income are measured by the net interest rate spread and the net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income and interest expense calculated as a percentage of average interest-earning assets.

The following table presents the average balance sheets for the three months ended September 30, 2021 and September 30, 2020. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the three months ended September 30,
	2021			2020			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (12)	Rate (12)
Average Assets
Taxable securities	$335,811	$1,317	1.57%	$104,796	$562	2.15%	$755	$1,239	$(484)
Tax-exempt securities (2)	17,048	77	1.81%	6,217	37	2.38%	40	64	(24)
Total securities	352,859	1,394	1.58%	111,013	599	2.16%	795	1,303	(508)
Interest-earning deposits in other banks	128,674	58	0.18%	146,386	71	0.19%	(13)	(9)	(4)
Federal funds sold	81,772	24	0.12%	1,629	1	0.25%	23	49	(26)
Loans held for sale	164,143	1,157	2.82%	155,857	1,113	2.86%	44	59	(15)
Paycheck Protection Program loans (3)	86,834	713	3.28%	357,498	3,847	4.30%	(3,134)	(2,912)	(222)
Loans held for investment (3,4,5)	1,734,393	20,424	4.71%	679,024	8,820	5.20%	11,605	13,710	(2,105)
Total average interest-earning assets	2,548,675	23,770	3.73%	1,451,407	14,451	3.98%	9,320	12,200	(2,880)
Less: allowance for loan losses	(12,913)			(8,871)
Total noninterest-earning assets	214,147			110,597
Total average assets	$2,749,909			$1,553,133
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$964,779	$589	0.24%	$352,040	$325	0.37%	$264	$566	$(302)
Time deposits (6)	558,766	1,033	0.74%	268,564	1,190	1.77%	(157)	1,286	(1,443)
Total interest-bearing deposits	1,523,545	1,622	0.43%	620,604	1,515	0.98%	107	1,852	(1,745)
FHLB borrowings (7)	125,117	304	0.97%	118,587	381	1.29%	(77)	21	(98)
FRB borrowings	67,121	60	0.36%	352,558	308	0.35%	(248)	(250)	2
Subordinated notes and other borrowings (8)	44,585	644	5.78%	24,930	411	6.59%	233	324	(91)
Total average interest-bearing liabilities	1,760,368	2,630	0.60%	1,116,679	2,616	0.94%	15	1,947	(1,932)
Noninterest-bearing demand deposits	693,200			310,829
Other noninterest-bearing liabilities	28,671			28,417
Stockholders’ equity	267,670			97,208
Total average liabilities and stockholders’ equity	$2,749,909			$1,553,133
Net interest income and margin (9)		$21,140	3.32%		$11,835	3.26%	$9,305	$10,253	$(948)
Cost of funds (10)			0.43%			0.73%
Net interest spread (11)			3.13%			3.04%

(1) Annualized.
(2) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(3) Includes deferred loan fees/costs.
(4) Non-accrual loans have been included in the computations of average loan balances.
(5) Includes accretion of fair value adjustments (discounts) on acquired loans of $72 thousand and $189 thousand for the three months ended September 30, 2021 and 2020, respectively.
(6) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $827 thousand and $10 thousand for the three months ended September 30, 2021 and 2020, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $4 thousand and $0 for the three months ended September 30, 2021 and 2020, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $55 thousand and $0 for the three months ended September 30, 2021 and 2020, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(12) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Average interest-earning assets were $2.55 billion for the three months ended September 30, 2021 compared to $1.45 billion for the same period of 2020, a $1.1 billion increase. Most of this increase was attributable to acquired loans in the Bay Banks Merger, partially offset by lower average PPP loans in the 2021 period compared to the 2020 period. Total interest income (on a taxable equivalent basis) increased by $9.3 million for the three-month period ended September 30, 2021 from the same period of 2020. This increase was primarily due to higher average balances of loans, excluding PPP loans, and securities, partially offset by lower yields on interest-earning assets due to a lower interest rate environment in which interest-earning assets have re-priced and lower yields on PPP loans (discussed below). Interest income in the 2021 and 2020 periods included the amortization of PPP processing fees, net of costs, of $713 thousand and $3.8 million, respectively. Interest income in the third quarters of 2021 and 2020 included accretion of fair value adjustments (discounts) on acquired loans of $72 thousand and $189 thousand, respectively.

Average interest-bearing liabilities were $1.76 billion for the three months ended September 30, 2021 compared to $1.12 billion for the same period of 2020, a $643.7 million increase. Most of this increase was attributable to interest-bearing deposits assumed in the Bay Banks Merger and organic deposit growth, primarily attributable to general liquidity in the banking system, believed to be from economic stimulus funds granted by the federal government’s response to the COVID-19 pandemic, partially offset by lower average balances of PPPLF advances in the 2021 period compared to 2020 period. Interest expense increased by $15 thousand to $2.6 million for the three months ended September 30, 2021 compared to the same amount for the same period of 2020. Higher interest expense attributable to higher average balances of interest-bearing liabilities was partially offset by lower rates paid on deposits and borrowings due to a lower interest rate environment in the 2021 period. Cost of interest-bearing liabilities decreased to 0.60% for the third quarter of 2021 from 0.94% for the third quarter of 2020. Cost of funds were 0.43% and 0.73% for the third quarters of 2021 and 2020, respectively. Interest expense in the third quarters of 2021 and 2020 included the amortization of fair value adjustments (premium) on assumed time deposits of $827 thousand and $10 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended September 30, 2021 was $21.1 million as compared to $11.8 million for the same period in 2020, an increase of $9.3 million. Net interest margin was 3.32% and 3.26% for third quarters of 2021 and 2020, respectively. PPP loan processing fees, net of costs, and interest income, along with the corresponding funding costs through the PPPLF, had a 1 and 23 basis point positive effect on the Company’s net interest margin for the three months ended September 30, 2021 and 2020, respectively.

The following table presents the average balance sheets for the nine months ended September 30, 2021 and September 30, 2020. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the nine months ended September 30,
	2021			2020			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (12)	Rate (12)
Average Assets
Taxable securities	$281,227	$3,580	1.70%	$105,716	$1,841	2.32%	$1,739	$3,056	$(1,316)
Tax-exempt securities (2)	10,810	224	2.76%	6,276	145	3.08%	79	105	(26)
Total securities	292,037	3,804	1.74%	111,992	1,986	2.36%	1,818	3,161	(1,342)
Interest-earning deposits in other banks	124,707	108	0.12%	118,094	305	0.34%	(197)	17	(214)
Federal funds sold	40,599	29	0.10%	673	2	0.40%	27	119	(92)
Loans held for sale	145,210	2,992	2.75%	113,016	2,420	2.86%	572	689	(117)
Paycheck Protection Program loans (3)	461,637	16,852	4.87%	203,330	6,392	4.19%	10,459	8,121	2,338
Loans held for investment (3,4,5)	1,625,405	56,404	4.63%	670,607	26,954	5.36%	29,451	38,376	(8,925)
Total average interest-earning assets	2,689,595	80,189	3.98%	1,217,712	38,059	4.17%	42,130	50,483	(8,352)
Less: allowance for loan losses	(13,270)			(6,207)
Total noninterest-earning assets	176,651			101,524
Total average assets	$2,866,246			$1,313,029
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$870,827	$1,643	0.25%	$341,402	$1,192	0.47%	$451	$1,848	$(1,397)
Time deposits (6)	546,866	3,201	0.78%	263,755	3,697	1.87%	(496)	3,968	(4,464)
Total interest-bearing deposits	1,417,693	4,844	0.46%	605,157	4,889	1.08%	(45)	5,816	(5,861)
FHLB borrowings (7)	165,953	806	0.65%	116,432	1,294	1.48%	(488)	550	(1,038)
FRB borrowings	319,215	745	0.31%	190,548	500	0.35%	245	337	(92)
Subordinated notes and other borrowings (8)	48,931	2,144	5.84%	21,800	855	5.23%	1,289	1,064	225
Total average interest-bearing liabilities	1,951,792	8,539	0.58%	933,936	7,537	1.08%	1,002	7,767	(6,766)
Noninterest-bearing demand deposits	662,406			262,974
Other noninterest-bearing liabilities	16,889			22,147
Stockholders' equity	235,159			93,972
Total average liabilities and stockholders’ equity	$2,866,246			$1,313,029

Net interest income and margin (9)	$71,650	3.55%	$30,522	3.34%	$41,128	$42,716	$(1,586)
Cost of funds (10)		0.44%		0.84%
Net interest spread (11)		3.39%		3.09%

(1) Annualized.
(2) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(3) Includes deferred loan fees/costs.
(4) Non-accrual loans have been included in the computations of average loan balances.
(5) Includes accretion of fair value adjustments (discounts) on acquired loans of $1.3 million and $877 thousand for the nine months ended September 30, 2021 and 2020, respectively.
(6) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $2.5 million and $13 thousand for the nine months ended September 30, 2021 and 2020, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $10 thousand and $0 for the nine months ended September 30, 2021 and 2020, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $145 thousand and $0 for the nine months ended September 30, 2021 and 2020, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(12) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Average interest-earning assets were $2.69 billion for the nine months ended September 30, 2021 compared to $1.22 billion for the same period of 2020, a $1.5 billion increase. Most of this increase was attributable to acquired loans and securities in the Bay Banks Merger and PPP loans, which were originated beginning in the second quarter of 2020. Total interest income (on a taxable equivalent basis) increased by $42.1 million for the nine-month period ended September 30, 2021 from the same period of 2020. This increase was primarily due to higher average balances of loans, including PPP loans, partially offset by lower yields on interest-earning assets due to a lower interest rate environment in 2021 compared to 2020. Interest income in the 2021 and 2020 periods included the amortization of PPP processing fees, net of costs, of $16.9 million and $3.8 million, respectively. Interest income in the first nine months of 2021 and 2020 included accretion of fair value adjustments (discounts) on acquired loans of $1.3 million and $877 thousand, respectively.

Average interest-bearing liabilities were $1.95 billion for the nine months ended September 30, 2021 compared to $933.9 million for the same period of 2020, a $1.0 billion increase. Most of this increase was attributable to interest-bearing deposits assumed in the Bay Banks Merger and organic deposit growth, primarily attributable to general liquidity in the banking system, as previously noted. Additionally, the Company utilized the PPPLF offered by the FRB starting in the second quarter of 2020 to fund PPP loans. Interest expense increased by $1.0 million to $8.5 million for the nine months ended September 30, 2021 compared to $7.5 million for the same period of 2020. Higher interest expense attributable to higher average balances of interest-bearing liabilities was partially offset by lower rates paid on deposits and borrowings due to a lower interest rate environment in the 2021 period. Cost of interest-bearing liabilities decreased to 0.58% for the first nine months of 2021 from 1.08% for the same period in 2020. Cost of funds were 0.44% and 0.84% for the nine months ended September 30, 2021 and 2020, respectively. Interest expense in the first nine months of 2021 and 2020 included the amortization of fair value adjustments (premium) on assumed time deposits of $2.5 million and $13 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the nine months ended September 30, 2021 was $71.7 million as compared to $30.5 million for the same period in 2020, an increase of $41.2 million. Net interest margin was 3.55% and 3.34% for the nine months ended September 30, 2021 and 2020, respectively. PPP loan processing fees, net of costs, and interest income, along with the corresponding funding costs through the PPPLF, had a 23 and 10 basis point positive effect on the Company’s net interest margin for the nine months ended September 30, 2021 and 2020, respectively.

Provision for Loan Losses. The Company recorded no provision for loan losses for the three- and nine-month periods ended September 30, 2021 compared to provision expense of $4.0 million and $8.1 million for the same respective periods of 2020. In 2020, the Company increased its allowance for loan losses through the application of a qualitative factor in response to potential credit losses as a result of the COVID-19 pandemic. The decline in the Company’s allowance for loan losses in the first nine months of 2021 due to the release of the COVID-19 factor was partially offset by organic loan growth, reserve needs for loans that have migrated from the Company’s acquired loan pools, and reserve needs for fintech related loans. The Company holds no ALL for PPP loans, as these loans are fully guaranteed by the U.S. government.

Noninterest Income. The following tables present a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	Change $	Change %
Residential mortgage banking income, net	7,704	14,400	(6,696)	(46.50%)
Mortgage servicing rights	1,827	1,645	182	11.06%
Gain on sale of guaranteed government loans	108	516	(408)	(79.07%)
Wealth and trust management	499	—	499	—
Service charges on deposit accounts	376	215	161	74.88%
Increase in cash surrender value of bank owned life insurance	278	94	184	195.74%
Payroll processing	223	221	2	0.90%
Bank and purchase card, net	497	211	286	135.55%
Other	2,006	311	1,695	545.02%
Total noninterest income	$13,518	$17,613	$(4,095)	(23.25%)

	For the nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	Change $	Change %
Gain on sale of Paycheck Protection Program loans	$24,315	$—	$24,315	—
Residential mortgage banking income, net	24,259	31,969	(7,710)	(24.12%)
Mortgage servicing rights	6,905	3,241	3,664	113.05%
Gain on sale of guaranteed government loans	1,325	779	546	70.09%
Wealth and trust management	1,934	—	1,934	—
Service charges on deposit accounts	1,073	669	404	60.39%
Increase in cash surrender value of bank owned life insurance	679	278	401	144.24%
Payroll processing	706	736	(30)	(4.08%)
Bank and purchase card, net	1,096	483	613	126.92%
Other	3,460	651	2,809	431.49%
Total noninterest income	$65,752	$38,806	$26,946	69.44%

During 2021, the Company funded over 20,000 PPP loans with aggregate principal balances of approximately $730.0 million pursuant to the Economic Aid Act, passed at the end of December 2020 ("PPP 2 loans"). Of the PPP 2 loans, the Company sold approximately 19,500 with principal balances of $712.6 million on June 28, 2021. Gross proceeds from the sale were $705.9 million and the Company recorded a pre-tax gain of $24.3 million on the sale after giving effect to $30.9 million of unearned fees, net of deferred costs, and the sale discount. The $3.7 million increase in mortgage servicing rights income in the nine months ended September 30, 2021 compared to the same period of 2020 was primarily attributable to the Company retaining servicing rights on mortgages originated and sold in the secondary market, beginning in the second quarter of 2020. The $6.7 million and $7.7 million decline in residential mortgage banking income, net, in the three and nine months ended September 30, 2021, respectively, compared to the same periods 2020 was primarily attributable to pricing compression on loans sold in the secondary market in the 2021 periods. Additionally, noninterest income in the three and nine months ended September 30, 2021 included wealth and trust management fee income of $499 thousand and $1.9 million, respectively, which was a business added with the Bay Banks Merger. Other noninterest income in the three and nine months ended September 30, 2021 included $1.0 million and $1.6 million of fair value adjustments, respectively, for the Company's investments in certain fintech companies.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	Change $	Change %
Salaries and employee benefits	$14,774	$11,880	$2,894	24.36%
Occupancy and equipment	1,743	922	821	89.05%
Data processing	893	656	237	36.13%
Legal, issuer, and regulatory filing	372	291	81	27.84%
Advertising and marketing	452	165	287	173.94%
Communications	761	214	547	255.61%
Audit and accounting fees	195	98	97	98.98%
FDIC insurance	487	187	300	160.43%
Intangible amortization	500	232	268	115.52%
Other contractual services	633	516	117	22.67%
Other taxes and assessments	547	280	267	95.36%
Merger-related	1,441	1,264	177	14.00%
Other	2,839	1,971	868	44.04%
Total noninterest expense	$25,637	$18,676	$6,961	37.27%

	For the nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	Change $	Change %
Salaries and employee benefits	$46,425	$29,886	$16,539	55.34%
Occupancy and equipment	4,968	2,653	2,315	87.26%
Data processing	3,272	1,649	1,623	98.42%
Legal, issuer, and regulatory filing	1,437	781	656	83.99%
Advertising and marketing	989	518	471	90.93%
Communications	1,802	536	1,266	236.19%
Audit and accounting fees	675	278	397	142.81%
FDIC insurance	839	568	271	47.71%
Intangible amortization	1,406	608	798	131.25%
Other contractual services	2,152	870	1,282	147.36%
Other taxes and assessments	1,973	748	1,225	163.77%
Merger-related	11,697	1,710	9,987	584.04%
Other	9,062	4,688	4,374	93.30%
Total noninterest expense	$86,697	$45,493	$41,204	90.57%

Excluding merger-related expenses, noninterest expense increased $6.8 million and $31.2 million for the three and nine months September 30, 2021, compared to the same periods of 2020, primarily due to the Bay Banks Merger, which occurred in the first quarter of 2021. Higher salaries and employee benefits of $2.9 million and $16.5 million, for the three- and nine-month periods ended September 30, 2021 were primarily attributable to employees added in the Bay Banks Merger, employees added to support the Company’s noninterest income business lines, and greater incentive expense. Greater incentive expense in the nine months ended September 30, 2021 included bonuses to reward front-line and support personnel for the efforts made to fulfill PPP loans and other management incentives. Partially offsetting the higher salaries and employee benefits expense in the 2021 periods were lower salaries and employee benefit expenses of $1.1 million and $2.1 million in the Company's mortgage banking division in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Higher noninterest expenses in other categories for both the three and nine months ended September 30, 2021 compared to the same periods in 2020 were primarily attributable to the Bay Banks Merger. Other noninterest expenses for both 2021 periods included a $1.5 million loss that resulted from duplicate PPP loan fundings and an increase in the reserve for unfunded commitments. The Company continues to utilize all available remedies for recovering the duplicative PPP loan fundings. Additionally, in the third quarter of 2021, the Company consolidated five branches across its footprints. In connection with the closures, the Company recorded $521 thousand to write-down owned properties and impair leases. These expenses are reported in occupancy and equipment and other noninterest expense in the amounts of $233 thousand and $288 thousand, respectively.

Income Tax Expense. Income tax expense for the three months ended September 30, 2021 and 2020 was $2.2 million and $1.7 million, respectively, resulting in an effective income tax rate of 24.4% and 25.2% for the respective periods. For the nine months ended September 30, 2021 and 2020, income tax expense was $11.0 million and $3.6 million, respectively, resulting in an effective income tax rate of 21.7% and 23.0% for the respective periods.

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

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$309,058	17.2%	$123,675	12.1%
Paycheck Protection Program	47,325	2.6%	292,068	28.5%
Real estate – construction, commercial	139,286	7.7%	54,702	5.3%
Real estate – construction, residential	51,098	2.8%	18,040	1.8%
Real estate – mortgage, commercial	680,309	37.8%	273,499	26.7%
Real estate – mortgage, residential	499,361	27.7%	213,404	20.8%
Real estate – mortgage, farmland	6,317	0.4%	3,615	0.4%
Consumer	67,787	3.8%	46,684	4.4%
Gross loans	1,800,541	100.0%	1,025,687	100.0%
Less: deferred loan fees, net of costs	(1,440)		(4,271)
Gross loans, net of deferred loans fees and costs	1,799,101		1,021,416
Less: allowance for loan losses	(12,614)		(13,827)
Loans held for investment, net	$1,786,487		$1,007,589
Loans held for sale (not included in totals above)	$144,111		$148,209

The Company acquired approximately $1.03 billion of loans (at fair value) as of January 31, 2021, as a result of the Bay Banks Merger.

In 2020, the Company participated in the PPP pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (“PPP 1”). Through the PPP 1, which is administered by the Small Business Administration (“SBA”), the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses. PPP 1 loans have a two-year term if originated prior to June 5, 2020 or a five-year term if originated on or subsequent to June 5, 2020 and earn an annual interest rate of 1%. Banks originating PPP 1 loans earned a processing fee of 1%, 3%, or 5% of the loan amount, depending on the size of the loan. The Company originated PPP 1 loans totaling approximately $363.4 million throughout 2020, and as of September 30, 2021, $32.6 million of PPP 1 loans were outstanding, including those acquired in the Bay Banks Merger.

PPP 2 loans have a contractual term of five years and earn an annual interest rate of 1%. Banks originating PPP 2 loans earned processing fees that were tiered depending on the size of the loan. Specifically, processing fees for loans of not more than $50,000 equal 50% of the loan balance or $2,500, whichever is less; processing fees for loans more than $50,000 and not more than $350,000 equaled 5% of the loan balance, and processing fees for loans above $350,000 equaled 3% of the loan balance. As of September 30, 2021, the Company's PPP 2 loans aggregate principal and unamortized fees balances, net of deferred costs, were $14.7 million and $676 thousand, respectively

The Company believes that the majority of PPP 1 and PPP 2 loans will be forgiven, in accordance with the terms of the program, and will be paid in full pursuant to the U.S. government guarantee. As of September 30, 2021, no PPP 2 loans had been forgiven.

From the onset of the global COVID-19 pandemic, the Company has proactively addressed the needs of its commercial and individual borrowers by modifying loans allowing for the short-term deferral of principal payments or of principal and interest payments. Pursuant to the CARES Act, banks have the option to temporarily suspend certain requirements of generally accepted accounting principles related to troubled debt restructuring (“TDR”) for a limited period of time if certain conditions are met. During 2020, in response to the COVID-19 pandemic, the Company approved over 550 loan deferrals for a total of $110.6 million. In addition, during 2020, Bay Banks approved nearly 400 loan deferrals for approximately $160.0 million. At September 30, 2021, most of these loans were past the deferment period and back on normal payment schedules, and as of September 30, 2021, 16 loans were in deferment for a total of approximately $4.7 million. All loan modifications made by the Company were made on a good faith basis to borrowers who met the requirements for modifications under the CARES Act. As a result of regulatory and accounting guidance regarding such modifications, the loans were not designated as TDRs as of September 30, 2021 and December 31, 2020.

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

Management believes that the Company’s ALL was adequate as of September 30, 2021 and December 31, 2020. There can be no assurance, however, that adjustments to the ALL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; the impact of the COVID-19 pandemic; and changes in the circumstances of particular borrowers are criteria that could increase the level of the ALL required, resulting in charges to the provision for loan losses.

The following table presents an analysis of the change in the ALL by loan type as of and for the periods stated.

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
ALL, beginning of period	$13,007	$8,206	$13,827	$4,572
Charge-offs
Commercial and industrial	(18)	—	(968)	—
Real estate – mortgage	(133)	—	(146)	—
Consumer	(361)	(213)	(757)	(787)
Total charge-offs	(512)	(213)	(1,871)	(787)
Recoveries
Commercial and industrial	26	33	210	34
Real estate – mortgage	5	—	108	—
Consumer	88	97	340	229
Total recoveries	119	130	658	263
Net charge-offs	(393)	(83)	(1,213)	(524)
Provision for loan losses	—	4,000	—	8,075
ALL, end of period	$12,614	$12,123	$12,614	$12,123

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

	September 30, 2021		December 31, 2020
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$2,201	0.7%	$3,762	3.0%
Real estate – construction, commercial	749	0.5%	960	1.8%
Real estate – construction, residential	160	0.3%	150	0.8%
Real estate – mortgage, commercial	4,681	0.7%	4,215	1.5%
Real estate – mortgage, residential	955	0.2%	1,481	0.7%
Real estate – mortgage, farmland	20	0.3%	18	0.5%
Consumer	3,848	5.7%	3,241	6.9%
	$12,614		$13,827

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

Impaired loans also include certain loans that have been modified as TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had four TDRs totaling $235 thousand as of September 30, 2021, two of which were classified as TDRs due to a change in interest rate and payment terms and two of which were classified as TDRs due to a change in payment terms. The Company had two TDRs totaling $142 thousand as of December 31, 2020, one of which was classified as a TDR due to a change in interest rate and payment terms and the other loan due to a change in payment terms. All of these TDRs were performing in accordance with their modified terms at the respective dates and therefore excluded from the non-performing loan and non-performing asset figures in the table below.

The following table presents summary of information pertaining to non-performing assets and certain asset quality ratios as of the periods stated.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Non-accrual loans (1)	$12,777	$6,583
Loans past due 90 days and still accruing (1)	2,378	46
Total non-performing loans	$15,155	$6,629
OREO	227	—
Total non-performing assets	$15,382	$6,629
ALL	$12,614	$13,827
Loans held for investment, including PPP loans	$1,799,101	$1,021,416
Loans held for investment, excluding PPP loans	$1,752,453	$732,883
Total assets	$2,699,302	$1,498,258
ALL to total loans held for investment, including PPP loans	0.70%	1.35%
ALL to total loans held for investment, excluding PPP loans	0.72%	1.89%
ALL to non-performing loans	83.23%	208.58%
Non-performing loans to total loans held for investment, including PPP loans	0.84%	0.65%
Non-performing loans to total loans held for investment, excluding PPP loans	0.86%	0.90%
Non-performing assets to total assets	0.57%	0.44%

(1) Excludes PCI loans and accruing TDRs

The decline in the ratio of ALL to total loans held for investment, excluding PPP loans, at September 30, 2021 compared to December 31, 2020 was primarily attributable to loans acquired in the Bay Banks Merger, as no ALL carried over in the merger. The remaining purchase accounting adjustment (discount) related to loans acquired in the Bay Banks Merger and earlier acquisitions by the Company was $17.0 million at September 30, 2021. The $8.8 million increase in non-performing assets since December 31, 2020 is primarily attributable to commercial loans totaling $5.2 million to the same borrower relationship that were placed on non-accrual status in the second quarter of 2021.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available for sale was $360.1 million as of September 30, 2021, an increase of $250.6 million from $109.5 million at December 31, 2020. The Company acquired approximately $79.5 million of securities at fair value as of the effective date of the Bay Banks Merger.

As of September 30, 2021 and December 31, 2020, the majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. Investment securities pledged to secure public deposits totaled $9.1 million and $12.5 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, securities with a fair value of $27.7 million and $29.4 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. At September 30, 2021 and December 31, 2020, only investment grade securities were in an unrealized loss position or the amount of unrealized loss for the security was not significant. Investment securities with unrealized losses are generally a result of pricing changes due to recent changes in the current interest rate environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost. No other-than-temporary impairment has been recognized for the securities as of September 30, 2021 and December 31, 2020.

The Company holds restricted equity investments of the FRB, FHLB, and its correspondent bank. At September 30, 2021, the Company owned $6.0 million of FHLB stock, $4.9 million of FRB stock, and $468 thousand of correspondent bank stock. At December 31, 2020, the Company owned $5.8 million of FHLB stock, $2.2 million of FRB stock, and $248 thousand of correspondent bank stock. The Company also has various other equity investments, including shares in other financial institutions and fintech companies, totaling $7.9 million and $3.0 million as of September 30, 2021 and December 31, 2020, respectively, which are marked to market through the consolidated income statements each reporting period.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC") , and low-income housing partnerships, which are reported in other investments on the consolidated balance sheets.

The following table presents the composition of the Company’s investment portfolio, at amortized cost, as of the dates stated.

	September 30,		December 31,
	2021		2020
(Dollars in thousands)	Amortized Cost	Percent of total	Amortized Cost	Percent of total
Available-for-sale
State and municipal	$41,843	11.55%	$14,069	12.95%
U. S. Treasury and agencies	49,212	13.58%	2,500	2.30%
Mortgage backed securities	241,108	66.54%	72,337	66.57%
Corporate bonds	30,210	8.34%	19,755	18.18%
Total investment securities	$362,373	100.00%	$108,661	100.00%

The following tables present information about the Company’s investment portfolio for the periods stated.

	September 30, 2021
			Weighted	Weighted
			Average Life	Average
(Dollars in thousands)	Amortized Cost	Fair Value	in Years	Yield
Available-for-sale
State and municipal	$41,843	$41,852	6.2	0.75%
U. S. Treasury and agencies	49,212	48,548	8.5	1.68%
Mortgage backed securities	241,108	238,923	7.9	1.05%
Corporate bonds	30,210	30,775	3.5	4.68%
Total investments	$362,373	$360,098	6.5	2.04%

	December 31, 2020
			Weighted	Weighted
			Average Life	Average
(Dollars in thousands)	Amortized Cost	Fair Value	in Years	Yield
Available-for-sale
State and municipal	$14,069	$14,259	5.0	1.68%
U. S. Treasury and agencies	2,500	2,409	9.6	0.87%
Mortgage backed securities	72,337	72,635	3.8	3.37%
Corporate bonds	19,755	20,172	3.1	3.10%
Total investments	$108,661	$109,475	5.4	2.26%

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

Total deposits as of September 30, 2021 were $2.20 billion, an increase of $1.26 billion from December 31, 2020, of which $1.03 billion were assumed in the Bay Banks Merger as of the effective date of the merger. The Company's expanding relationships with fintech partners have resulted in approximately $52 million of deposit growth in the first nine months of 2021.

Approximately 24.6% of the Company’s deposits as of September 30, 2021 were composed of time deposits compared to 26.6% as of December 31, 2020. In contrast, approximately 31.1% of the Company’s deposits as of September 30, 2021 were composed of noninterest-bearing demand deposits compared to 35.2% as of December 31, 2020. The reduction in this ratio was primarily attributable to the Bay Banks Merger.

The following table provides the maturity distribution of certificates of deposit of $100,000 or more as of the periods stated.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Maturing in:
3 months or less	$74,755	$25,211
Over 3 months through 6 months	61,709	33,963
Over 6 months through 12 months	74,986	24,675
Over 12 months	134,261	92,341
	$345,711	$176,190

Borrowings. The following tables present information on the balances and interest rates on total borrowings as of and for the periods stated.

	For the nine months ended September 30, 2021
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$125,115	$220,115	$165,953	0.65%
FRB borrowings	33,857	632,540	319,215	0.31%

	Year ended December 31, 2020
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$115,000	$124,000	$121,033	0.24%
FRB borrowings	281,650	355,484	223,869	0.35%

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

Subordinated notes, net, totaled $40.5 million as of September 30, 2021 compared to $24.5 million as of December 31, 2020, a $16.0 million increase for the nine months ending September 30 2021, which was primarily attributable to $31.9 million of subordinated notes assumed in the Bay Banks Merger, partially offset by two subordinated note redemptions in 2021. The Company redeemed subordinated notes with an initial aggregate principal balance of $10.0 million and $7.0 million in the second and third quarters of 2021, respectively.

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

The Company has established a formal liquidity contingency plan that provides guidelines for liquidity management. For the Company’s liquidity management program, it first determines current liquidity position and then forecasts liquidity based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. Management also stress tests the Company’s liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. Management also monitors the Company’s liquidity position through cash flow forecasting and believes its level of liquidity and capital is adequate to conduct the business of the Company.

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and borrowers. The Company has unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $64.0 million and $38.0 million as of September 30, 2021 and December 31, 2020, respectively. These lines bear interest at the prevailing rates for such loan and are cancellable any time by the correspondent Bank. As of September 30, 2021 and December 31, 2020, none of these lines of credit with correspondent banks were drawn upon.

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

The Company also maintains secured lines of credit with the FHLB and the FRB under which the Company can borrow up to the allowable amount for the collateral pledged. As of September 30, 2021, the Company had a credit line available of $392.2 million with the FHLB with outstanding advances totaling $125.0 million and letters of credit totaling $57.0 million, leaving the remaining credit availability of $210.2 million as of the same date. The letters of credit are for the benefits of the Commonwealth of Virginia to secure public deposits. As of December 31, 2020, outstanding FHLB advances totaled $115.0 million and letters of credit totaled $20.0 million.

The Company utilizes the FRB PPPLF to fund loans originated under the PPP, which collateralize the advances. As of September 30, 2021 and December 31, 2020, FRB borrowings under this facility totaled $33.9 million and $281.7 million, respectively.

Capital. Capital adequacy is an important measure of financial stability and performance. The Company’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements phased-in over a multi-year schedule and fully phased-in on January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of September 30, 2021, the Bank met all capital adequacy requirement to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021, the most recent regulatory notification, categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's categorization. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Company.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized for the dates stated. Adequately capitalized ratios include the conversation buffer.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$269,123	13.15%	$214,936	10.50%	$204,701	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$255,997	12.51%	$173,996	8.50%	$163,761	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$255,997	12.51%	$143,291	7.00%	$133,056	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$255,997	9.72%	$105,358	4.00%	$131,698	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$109,219	13.10%	$87,574	10.50%	$83,404	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$70,893	8.50%	$66,723	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$58,383	7.00%	$54,213	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$98,751	8.34%	$47,363	4.00%	$59,180	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate and income producing commercial properties. The approved commitments to extend credit that was available but unused as of September 30, 2021 and December 31, 2020 totaled $384.9 million and $126.0 million, respectively. The majority of the increase since year-end 2020 is attributable to the Bay Banks Merger.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of September 30, 2021 and December 31, 2020, commitments under outstanding performance stand-by letters of credit totaled $655 thousand and $0, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2021 and December 31, 2020, commitments under outstanding financial stand-by letters of credit totaled $3.6 million and $6.1 million, respectively. The credit risk of issuing stand-by letters of credit is essentially the same as that involved in extending loans to customers.

Reserves for unfunded commitments as of September 30, 2021 and December 31, 2020 were $512 thousand and $0, respectively, and are included in other liabilities on the consolidated balances sheets.

The Company invests in various partnerships and limited liability companies, many of which invest in early stage companies operating in fintech businesses. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At September 30, 2021, the Company has future commitments outstanding totaling $9.1 million related to these investments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set forth below, there have been no material developments in the status of the legal proceedings previously disclosed in Part II, Item 1 of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

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

On June 24, 2021, a customer of the Bank filed a purported class action complaint against the Bank in the U.S. District Court for the Western District of Virginia, Harrisonburg Division. The complaint alleged, among other things, that the Bank breached its contract with checking account customers by charging improper overdraft fees, and was seeking monetary damages, restitution and declaratory relief arising from the alleged assessment and collection of such fees. The complaint also alleged that the aggregate claims of the putative class members exceed $5 million. The Company settled this lawsuit for a nominal amount in the third quarter of 2021.

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

Before the transactions contemplated by the merger agreement may be completed, various approvals or waivers must be obtained from bank regulatory authorities, including the Federal Reserve, the OCC, and the Virginia Bureau of Financial Institutions. In determining whether to grant these approvals, the applicable regulatory agencies consider a variety of factors, including the competitive impact of the proposal in the relevant geographic and banking markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and related regulations (the “Community Reinvestment Act”); and the effectiveness of the parties in combating money laundering activities. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the merger that are not anticipated, cannot be met, or are onerous on the Company, including by delaying completion of the merger or of imposing additional costs on or limiting the revenues of the Company following the merger. Furthermore, such conditions or changes may constitute or be reasonably likely to result in a burdensome condition that may allow the Company to terminate the merger agreement. If the necessary governmental approvals or waivers contain such conditions, the business, financial condition, and results of operations of the Company following the merger may be materially adversely affected.

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

Any delay in completion of the merger may have a material adverse effect on the Company’s business during the pendency of the merger, and on the Company’s business and results of operations following the merger, due to potential diversion of management attention from other opportunities, constraints contained in the merger agreement on the Company’s business during the pendency of the merger, the incurrence of additional merger-related expenses, and negative reactions by markets and customers. If the merger is not completed, the ongoing business, financial condition, and results of operations of the Company may be materially adversely affected and the market price of the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be completed.

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

The merger agreement restricts the Company from taking certain actions without FVCB’s consent while the merger is pending. These restrictions could have a material adverse effect on the Company’s business, financial condition, and results of operations, including by limiting the actions that the Company may take to address a business uncertainty while the merger is pending.

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

One of the conditions to the consummation of the merger is the absence of any law, order, decree, or injunction (whether temporary, preliminary, or permanent) or other action taken by the governmental authority of competent jurisdiction that restricts, enjoins or prohibits or makes illegal the consummation of the transactions contemplated by the merger agreement, including the merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting, or making illegal the completion of the transactions contemplated by the merger agreement, including the merger, then such injunctive or other relief may prevent the merger from being completed in a timely manner or at all.

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

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: November 10, 2021	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer