Form 10-K
period 2021-12-31
BLUE RIDGE BANKSHARES, INC.
filed 2022-03-11
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2021, based on the closing sale price of the registrant’s common stock on June 30, 2021, was approximately $292,341,611.

The registrant had 18,769,882 shares of common stock, no par value per share, outstanding as of March 7, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Auditor Firm Id:	149	Auditor Name:	Elliott Davis, LLC	Auditor Location:	Raleigh, NC, U.S.A.

PART I

ITEM 1: BUSINESS

General

Blue Ridge Bankshares, Inc. (the “Company” ) is a bank holding company headquartered in Charlottesville, Virginia. It provides commercial and consumer banking and financial services through its wholly-owned bank subsidiary, Blue Ridge Bank, National Association (the “Bank”), and its wealth and trust management subsidiary, BRB Financial Group, Inc. The Company was incorporated under the laws of the Commonwealth of Virginia in July 1988.

The Bank is a federally chartered national bank with its Main Office in Martinsville, Virginia that traces its roots to Page Valley Bank of Virginia, which opened for business in 1893. At December 31, 2021, the Bank operated twenty-six full-service banking offices across its footprint, which stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and north-central North Carolina.

The Bank serves businesses, professionals, consumers, nonprofits, and municipalities with a wide variety of financial services, including retail and commercial banking, mortgage banking, government guaranteed lending, employee benefit plans, and payroll processing. Banking products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, credit cards, online banking, telephone banking, and mobile banking. Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the full extent of the limits of the DIF.

As of December 31, 2021, the Company had total assets of approximately $2.67 billion, total gross loans of approximately $1.93 billion, total deposits of approximately $2.30 billion, and stockholders’ equity of approximately $277.1 million.

In March 2021, the Company’s board of directors approved a three-for-two stock split (“Stock Split”) effected in the form of a 50% stock dividend on the Company’s common stock outstanding. The shares of common stock relating to the Stock Split were distributed on April 30, 2021 to shareholders of record as of April 20, 2021. Cash was paid in lieu of fractional shares based on the closing price of common stock on the record date. References made to outstanding shares or per share amounts in the consolidated financial statements and disclosures in Part II, Item 7, Management's Discussion & Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Form 10-K have been adjusted to reflect the Stock Split for all periods presented, unless otherwise noted.

On January 31, 2021, the Company completed a merger with Bay Banks of Virginia, Inc. (“Bay Banks”), a bank holding company conducting substantially all its operations through its subsidiaries Virginia Commonwealth Bank and VCB Financial Group, Inc. Immediately following the Company’s merger with Bay Banks, Virginia Commonwealth Bank was merged with and into the Bank, while VCB Financial Group, Inc., subsequently renamed BRB Financial Group, Inc. and referred to herein as the “Financial Group”, became a subsidiary of the Company (collectively, the “Bay Banks Merger”). Pursuant to the terms of the Bay Banks Merger agreement, each share of Bay Banks common stock was converted into the right to receive 0.50 shares of the Company’s common stock plus cash in lieu of fractional shares. In the merger, the Company issued 6,627,558 shares of its common stock and paid $3.4 thousand in lieu of fractional shares. The Bay Banks Merger added $1.22 billion in assets and $1.03 billion in deposits and expanded the Bank’s operating footprint east through the greater Richmond region, the Northern Neck region, Middlesex County, and the Hampton Roads region of Virginia.

The Company, through the Financial Group, offers management services for personal and corporate trusts, including estate planning, estate settlement and trust administration, insurance products, and investment and wealth management. Payroll processing services are offered through the Bank’s majority owned subsidiary, MoneyWise Payroll Solutions, Inc. (“MoneyWise Payroll”), and employment benefit services are offered under the trade name BluePoint Benefits. The Company, through its minority investment in Hammond Insurance Agency, Incorporated (“Hammond Insurance”), offers property and casualty insurance to individuals and businesses. The Bank’s mortgage banking activities include a retail mortgage business operating as Monarch Mortgage and a wholesale mortgage business operating as LenderSelect Mortgage Group (“LenderSelect”). LenderSelect offers wholesale and third-party residential mortgage origination services to other financial institutions and credit unions.

The Company continues to grow its partnerships with financial technology (fintech) providers and ended the fourth quarter of 2021 with active partnerships including Unit, Flexible Finance, Increase, Upgrade, Kashable, Jaris, Aeldra, Grow Credit, MentorWorks, and Marlette. Fintech companies provide technologies to enable the delivery of digital bank services, which generate fees and deposits and increase the Bank’s customer reach beyond its traditional branch footprint. Two of the Company's fintech relationships provide the Bank access to other fintech companies and vastly expand the Bank's customer reach. Loans held for sale and loans held for investment related to fintech relationships totaled approximately $24.1 million and $10.3 million as of December 31, 2021 and 2020, respectively, while deposits related to these relationships were approximately $189 million and $42 million as of December 31, 2021 and 2020, respectively. Interest and fee income related to fintech partnerships represented approximately $3.4 million and $680 thousand of revenue for the Company in 2021 and 2020, respectively.

The Bank’s primary source of revenue is interest income from its lending activities. The Bank’s other major sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, mortgage banking income, transactions and fee income from its lending and deposit activities, including fintech, and income associated with wealth and trust management and payroll processing services. The Bank’s major expenses are interest on deposits and general and administrative expenses, such as employee salaries and benefits, federal deposit insurance premiums, data processing expenses, technology costs, and office occupancy expenses.

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

On December 31, 2020, the Bank acquired Precision Holdings, LLC (doing business as Precision Benefits & Insurance) located in Winchester, Virginia, for $340 thousand in cash, and rebranded it as BluePoint Benefits.

On December 31, 2019, the Bank acquired LenderSelect based in Richmond, Virginia, for an aggregate purchase price of $720 thousand in cash.

On December 15, 2019, the Company completed its acquisition of Virginia Community Bankshares, Inc. (“VCB”), the bank holding company of Virginia Community Bank based in Louisa, Virginia. Immediately following the merger, Virginia Community Bank, merged with and into the Bank. Pursuant to the acquisition, the Company acquired total assets of approximately $242.5 million and assumed total liabilities of approximately $219.2 million. In the merger, the Company issued 1,312,919 shares of its common stock and made cash payments to VCB shareholders totaling $16.6 million in the aggregate.

On February 1, 2019, the Bank acquired a 35% ownership interest in Hammond Insurance for an aggregate purchase price of $1.02 million.

On October 4, 2017, the Bank acquired an 80% ownership interest in MoneyWise Payroll, a payroll management services company located in Charlottesville, Virginia, for an aggregate price of $800 thousand.

The principal executive offices of the Company are located at 1807 Seminole Trail, Charlottesville, Virginia 22901, and its telephone number is (540) 743-6521.

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Company’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The Company’s website can be accessed at https://www.mybrb.com. The Company makes its SEC filings available through this website under “Investor Relations,” “Financial Documents,” “Documents” as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to the Company’s Corporate Secretary at P.O. Box 609, 17 West Main Street, Luray, market area Virginia 22835, or by calling (540) 743-6521. Information on the Company’s website does not constitute part of, and is not incorporated into, this report or any other filing the Company makes with the SEC.

The Company qualifies as an “emerging growth company”, as defined in federal securities laws. For as long as it continues to be an emerging growth company, the Company may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to a company that is not an issuer (as defined under Section 2(a) of the Sarbanes-Oxley Act), if such standards apply to companies that are not issuers. This may make the Company’s financial statements not comparable with other public companies that are not emerging growth companies or that are emerging growth companies that have opted out of the extended transition period because of the potential differences in accounting standards used. The Company may be an emerging growth company for up to five years, although that status is lost sooner if gross revenues exceed $1.07 billion, if it issues more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case the Company would no longer be an emerging growth company as of the following December 31.

Market Area

The Bank currently has branches in Callao, Charlottesville, Chester, Colonial Heights, Culpeper, Fredericksburg, Gordonsville, Harrisonburg, Hartfield, Henrico, Kilmarnock, Louisa, Luray, Martinsville, Midlothian, Mineral, Montross, Orange, Petersburg, Richmond, Shenandoah, Suffolk, Virginia Beach, Warsaw, and White Stone, Virginia, and in Greensboro, North Carolina. Interstates 40, 64, 66, 73, 74, 81, 85, and 95 and ancillary major highways pass through the Bank’s trade area and provide efficient access to other regions of Virginia, North Carolina, and beyond. The Company’s primary market area stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and north-central North Carolina. The Company’s retail mortgage operations are primarily in the Mid-Atlantic and Southern regions of the United States, while the Company's wholesale mortgage operations are nationwide. The Company’s guaranteed government lending and fintech markets span across the United States.

Products and Services

Mortgage Loans on Real Estate. The Company’s mortgage loans on real estate comprise the largest segment of its loan portfolio. Mortgage loans on real estate include family residential properties, 1-4 family investment properties, home equity loans, commercial properties, and owner-occupied commercial properties. The Company also makes loans on properties under construction to qualified individuals and builders. These loans are generally for the construction period only and funds are disbursed as construction progresses and verified by the Company. Loans are for varying terms and may be at fixed or adjustable interest rates.

Residential Mortgage Loans. Residential mortgages are underwritten and documented within regulatory guidelines. The Company offers secondary market residential loan origination. Through the Bank, customers may apply for home mortgages that are generally underwritten in accordance with the guidelines of agencies including the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), and Government National Mortgage Association (“Ginnie Mae”). These loans are then sold into the secondary market on a loan-by-loan basis, usually directly to Freddie Mac, Fannie Mae, and Ginnie Mae. The Bank earns origination fees and a premium on servicing rights, if the loans are sold with servicing retained.

Commercial Real Estate Loans. Loans in this category include loans on real estate used for commercial purposes. Loans in this segment are underwritten to mitigate declines in real estate values, changes in the underlying cash flows from the properties, and general economic conditions.

Commercial and Industrial Loans. Commercial lending activities of the Company include small business loans, asset-based loans, and other secured and unsecured loans and lines of credit. Commercial and industrial loans may entail greater risk than residential mortgage loans, and therefore are underwritten with strict risk management standards. Among the criteria for determining the borrower’s ability to repay is a cash flow analysis of the business and business collateral.

Guaranteed Government Loans. Loans in this category provide customers access to capital that avoid many of the challenges of conventional commercial lending. Loans are generally underwritten pursuant to U.S. Small Business Administration (“SBA”) or U.S. Department of Agriculture (“USDA”) guidelines and afford the Company guarantees under these programs. The guaranteed portion of government guaranteed loans may be sold, in whole or in part, to secondary market buyers.

Consumer Loans. The Company’s consumer lending services include automobile lending, home improvement loans, credit cards, and other unsecured personal loans. These consumer loans historically entail greater risk than loans secured by real estate and also generate a higher return.

Consumer Deposit Services. Consumer deposit products offered by the Company include checking accounts, savings accounts, money market accounts, certificates of deposit, online banking, mobile banking, and electronic statements.

Commercial Banking Services. The Company offers a variety of services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, online banking, telephone banking, remote deposit, payroll processing, and a full line of commercial lending options. The Company also offers property and casualty insurance and employee benefit plans and administration.

Wealth and Trust Services. The Company, through the Financial Group, offers management services for personal and corporate trusts, including estate planning, estate settlement and trust administration, insurance products, and investment and wealth management.

Banking as a Service. The Company, through the Bank, provides banking as a service ("BaaS") to its fintech partners. BaaS is a model that provides the fintech partners access to certain of the Bank’s products that are offered to a broad base of consumers and small businesses through internet-enabled connections.

Competition

The financial services industry is highly competitive. The Company competes for loans, deposits, and financial services directly with other bank and nonbank institutions, including credit unions, located within its markets, internet-based banks, out-of-market banks, fintech companies, and bank holding companies that advertise in or otherwise serve its markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, and differentiators include the scope and type of services offered, interest rates paid on deposits and charged on loans, and the customer service experience. Many of the Company’s competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, greater technology, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs. The Company believes that its competitive pricing, personalized service, and community involvement enable it to effectively compete in the communities in which it operates.

Environmental, Social and Governance

The Company is committed to promoting sound Environmental, Social and Governance (“ESG”) practices through strong board of directors and management oversight. Management believes ESG initiatives are important to its customers, its employees, its shareholders, and the communities it serves. The Company’s board of directors approved an executive annual cash incentive plan for 2022 that incorporates accountability for progress on carbon neutrality and diversity and inclusion initiatives. The plan provides targets around progress on the Bank's carbon neutrality plan, implementation of a management diversity program, and the enhancement of ESG disclosures. Executives included in the plan have a material portion of their incentives at-risk for achievement of these objectives.

Environmental. During 2021, the Company began its initiative to contribute to curtailing the impacts of global climate change. The Company, through the Bank, joined the Net-Zero Banking Alliance ("NZBA"), a United Nations convened and industry-led initiative to lead practices and accountability in carbon reduction plans. The Bank will align its operations and its lending and investment portfolios to achieve net-zero emissions by 2040, while achieving intermediate performance targets by 2030. Additionally, during 2021, the Bank installed electric vehicle charging stations at two of its branch locations and is reviewing other locations for accessibility and utilization. The Company has a number of initiatives that are in various stages of study for feasibility.

Social. The Company’s board of directors and management are committed to employing a diverse workforce and will develop plans and metrics against which actions will be measured. Measures will also be developed for both lending and vendor relationships.

As further discussed in the Supervision and Regulation below, the Bank is subject to the Community Reinvestment Act (the "CRA"), under which the appropriate federal banking agency periodically assesses the Bank’s record in meeting the credit needs of the communities it serves, including low and moderate income neighborhoods. The Bank has a designated CRA officer that monitors the Bank’s compliance under this act.

The COVID-19 pandemic imposed strain on the Company’s workforce. The Bank reduced its banking hours during the critical period of the pandemic allowing employees to have more flexibility to manage their family situations. If the job function allowed, employees were afforded the opportunity to work from home, and in certain situations, employees could bring their children to work.

Governance. The Company operates under a strong governance structure, starting with the chairman of the board of directors that is independent from management. Members of the board of directors routinely undergo evaluations to assess their effectiveness. Employees operate under policies approved by the Company’s or the Bank’s board of directors and complete as many as 33 courses per year, covering topics such as preventing harassment, confidentiality of data, and unfair banking practices.

Human Capital Resources

The success of the Company is directly attributable to its exceptional and dedicated team of employees. As part of the Company's strategic plan, management focuses on designing compensation, incentive, and benefit programs to ensure that the Company is competitive at attracting and retaining top talent in the market, while emphasizing the importance of diversity, equity, and inclusion. Management believes that the Company's compensation programs offer competitive pay and benefits including paid time off for vacations and sick leave, a 401(k) plan, an employee stock ownership plan, health, dental, and vision plans, life and disability coverage, wellness plans, paid training, including tuition reimbursement, and pre-tax flexible spending accounts. In 2021, the Company paid bonuses ranging from $2,000 to $5,000 to each employee earning less than $100,000 annually in recognition for the incredible amount of energy they poured into helping tens of thousands of small businesses obtain much needed funds from the Paycheck Protection Program ("PPP") during the economic crisis brought upon by the coronavirus ("COVID-19") pandemic. Also in 2021, the Company raised its minimum pay rate from $15 to $17 per hour as part of its commitment to maintain a living wage for all of its employees. Management believes that fostering an environment that values diversity, equity, and inclusion creates an organization that is able to embrace, leverage, and respect differences amongst the Company's employees and customers. Management believes that such an environment results in improved employee morale and higher levels of job satisfaction, which ultimately translates into a better customer experience.

Management also believes in giving back to the communities in which the Company serves. In 2021, the Company committed hundreds of thousands of dollars of financial donations to many community organizations and nonprofits including first responders, colleges and universities, youth athletics, and the arts. In addition, the Company's employees donate countless hours volunteering in business associations and helping the underserved.

The Company had 513 full-time and 43 part-time employees as of December 31, 2021. None of its employees are represented by any collective bargaining unit and the Company believes that relations with its employees are good.

Supervision and Regulation

The Company and the Bank are extensively regulated under federal and state law. The following information describes certain aspects of that regulation applicable to the Company and the Bank and does not purport to be complete. Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised in the U.S. Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are impossible to determine with any certainty. A change in applicable laws, regulations or policies, or a change in the way such laws, regulations, or policies are interpreted by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Company and the Bank.

Blue Ridge Bankshares, Inc.

The Company is qualified as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Federal Reserve. As a bank holding company, the Company is subject to supervision, regulation and examination by the Federal Reserve and is required to file various reports and additional information with the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulations and examination by the Virginia SCC.

Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized, well managed, and have achieved a rating of “satisfactory” or better under the CRA. Financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto as determined by the Federal Reserve. The GLB Act identifies several activities as “financial in nature,” including insurance underwriting and sales, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. The Company has not elected to become a financial holding company and has no immediate plans to become a financial holding company.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), signed into law in July 2010, significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act.

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

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The deposit insurance assessment base is based on average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Deposit insurance pricing is a “financial ratios method” based on “CAMELS” composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

The FDIC’s “reserve ratio” of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. The 1.35% target was achieved in the third quarter of 2018. In 2021 and 2020, the Company recorded expense of $1.0 million and $749 thousand, respectively, for FDIC insurance premiums.

Capital Requirements

The Federal Reserve, the OCC, and the FDIC have issued substantially similar capital requirements applicable to all banks and bank holding companies. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The Bank is subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The Basel III Capital Rules, effective January 1, 2015, require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation, based on the amount of the shortfall. The common equity Tier 1 capital ratio was 12.49% for the Bank as of December 31, 2021. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.49% and 13.11%, respectively, as of December 31, 2021. The Tier 1 Leverage ratio for the Bank was 10.05% as of December 31, 2021.

With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act incorporate a common equity Tier 1 capital ratio and increase certain other capital ratios. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeded the thresholds to be considered well capitalized as of December 31, 2021.

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

In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

In August 2018, the Federal Reserve issued an interim final rule required by the EGRRCPA that expands the applicability of the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements). The Company currently has less than $3 billion in total consolidated assets and would likely qualify under the revised SBHC Policy Statement. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules.

In September 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. These CBLR rules were modified in response to the COVID-19 pandemic. See “Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021” below. The Company has not opted into the CBLR framework.

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

Permitted Activities

As a bank holding company, the Company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company may result from such an activity.

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

The final rules implementing the Basel III Capital Rules phased-in over a multi-year schedule and was fully phased-in at January 1, 2019. Under the rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes, as of December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

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

Loans to executive officers, directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals, and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau ("CFPB"), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

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

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented internal practices, procedures, and controls.

Office of Foreign Assets Control

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals, and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Company in the conduct of its business in order to assure compliance. The Company is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties, and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial, and reputational consequences for the Company.

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

Incentive Compensation

In June 2010, the federal bank regulatory agencies issued the Interagency Guidance on Sound Incentive Compensation Policies, the final guidance on incentive compensation policies. The guidance is intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, and is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal banking agency. The comment period for these proposed rules has closed and final rules have not yet been published.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2021, the Company had not been made aware of any instances of non-compliance with the guidance.

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective in January 2014, amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, a qualified mortgage generally must meet certain price-based thresholds, and the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

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

In November 2021, the federal banking agencies approved a final rule that, among other things, would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.” The rule also requires bank service providers to notify their banking organization customers as soon as possible after becoming aware of similar incidents.

The Company’s systems and those of its customers and third-party service providers are under constant threat. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking, and other technology-based products and services by the Company and its customers.

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

Community Bank Leverage Ratio. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In October 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. The interim final rules provide that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. The leverage ratio requirement increases to 8.5% effective January 1, 2021 and 9% effective January 1, 2022. The final rules also establish a two-quarter grace period for qualifying community banking organizations who fail to meet the qualifying criteria, including the leverage ratio, so long as the banking organization maintains a leverage ratio of 7% or greater effective the second quarter of 2020, 7.5% effective January 1, 2021, and 8% effective January 1, 2022.

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

Paycheck Protection Program. The CARES Act created the PPP, administered by the SBA, and it was extended by the Appropriations Act. Under the PPP, a total of $953 billion of relief was made available through May 31, 2021, and the money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

Global health and economic concerns relating to the COVID-19 pandemic and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which the Company operates, implementing numerous measures to try to contain the virus. These measures, including shelter in place orders and business limitations and shutdowns, have contributed to higher unemployment and have negatively impacted consumer and business spending during 2020. The COVID-19 pandemic has impacted the Company’s workforce and operations and the operations of the Company’s customers and business partners. While the spread of COVID-19 decreased substantially throughout the spring and summer of 2021 and restrictive measures taken by governments, businesses, and individuals were lifted or eased, the spread of new, more transmissible variants has resulted in continued economic disruption and uncertainty, interest rate and monetary policy impacts, and trade and supply chain disruption. New developments as a consequence of the pandemic could cause adverse effects on the Company due to a number of operational factors impacting it or its customers or business partners, including but not limited to:

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

The Company’s business is directly impacted by economic conditions, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond its control. A deterioration in economic conditions, whether caused by global, national, or local concerns (including the COVID-19 pandemic, rising wages in a tight labor market, geopolitical uncertainty, and supply chain complications), especially within the Company’s market area, could result in the following potentially material consequences: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or non-interest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans. A continued economic downturn could result in losses that materially and adversely affect the Company’s business.

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

Residential mortgage banking income, net, represented approximately 32.5% of total noninterest income for the year ended December 31, 2021. The success of the Company’s mortgage division is dependent upon its ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Revenues from mortgage banking have increased due to a lowering interest rate environment that resulted in a high volume of mortgage loan refinancing activity. Conversely, revenues are adversely affected by rising interest rates, home affordability and inventory, increases in competitive pressures, and changing incentives for homeownership. Following the outbreak of the COVID-19 pandemic, mortgage rates have generally fallen, creating the potential for renewed refinancing activity, but economic conditions have also deteriorated. Loan production levels may suffer if there is a sustained slowdown in the housing markets in which the Company conducts business or tightening credit conditions. Any sustained period of decreased activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage banking activities. As a result, these conditions would also adversely affect the Company’s results of operations.

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

The Company encounters substantial competition from other financial institutions in its market area and competition is increasing. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area. These competitors include national, regional, and community banks. The Company also faces competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, financial technology companies, and mortgage companies. Increased competition may result in reduced business for the Company.

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

In addition, thinly traded stocks can be more volatile than more widely traded stocks. The Company’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, but are not limited to, changes in analysts’ recommendations or projections, developments related to the Company’s business and operations, stock performance of other companies deemed to be peers, news reports of trends, concerns, and irrational exuberance on the part of investors, geopolitical uncertainty, and other issues related to the financial services industry. The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

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

The level of the allowance reflects management’s evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes. The COVID-19 pandemic and the unprecedented governmental response have made these subjective judgements even more difficult. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot precisely predict such losses or be certain that the loan loss allowance will be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Bank’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies and the Bank’s auditors periodically review its allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, the Bank will need additional provisions to increase the allowance for loan losses.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s nonperforming assets adversely affect its net income in various ways. Nonperforming assets, which include nonaccrual loans and loans past due 90 days and still accruing interest (excluding purchased credit-impaired loans and accruing TDRs) and other real estate owned (“OREO”), were $16.3 million, or 0.61% of total assets, as of December 31, 2021. When the Company receives collateral through foreclosures and similar proceedings, it is required to record the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in, or negative changes in, the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in non-performing loans in the future.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2021, approximately 77.8% of the Company’s loans were secured by real estate, both residential and commercial, substantially all of which are located in its market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by the COVID-19 pandemic, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2021, the Company had approximately $701.5 million in loans secured by commercial real estate, representing approximately 38.8% of total loans outstanding at that date. The real estate consists primarily of non-owner-occupied properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential and owner-occupied real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers ability to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a sustained downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

At December 31, 2021, approximately 11.4% of the Company’s loan portfolio, or $205.4 million consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, it may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although the Company’s underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to the Company’s operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

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

In the course of its business, the Company may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs, or the Company may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Company’s business.

Mergers and Acquisitions and Growth Strategy

The Company may not be able to successfully manage its long-term growth, which may adversely affect its results of operations and financial condition.

A key aspect of the Company’s long-term business strategy is its continued growth and expansion. The Company’s ability to continue to grow depends, in part, upon its ability to (i) open new branch offices or acquire existing branches or other financial institutions, (ii) attract deposits, and (iii) identify attractive loan and investment opportunities.

The Company may not be able to successfully implement its growth strategy, if it is unable to identify attractive markets, locations, or opportunities to expand in the future, or if the Company is subject to regulatory restrictions on growth or expansion of its operations. The Company’s ability to manage its growth successfully also will depend on whether it can maintain capital levels adequate to support its growth, maintain cost controls and asset quality, maintain regulatory requirements, and successfully integrate any businesses the Company acquires or partners with into its organization. As the Company identifies opportunities to implement its growth strategy by opening new branches or acquiring branches or other banks, it may incur increased personnel, occupancy, and other operating expenses. In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding assets. In the case of business combinations, the Company may incur significant costs even if the transaction is not completed, experience deposit attrition, customer losses, and other disruptions to its business, or fail effectively integrate other banks’ operations or realize the anticipated benefits or cost savings as a result of a combination.

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

The Company’s strategy also includes growing partnerships with fintech companies, which serve as a source of loan and deposit growth, fee income, and technology-related solutions for the Bank. These initiatives may require the Bank to employ additional qualified personnel and additional operational and control systems to oversee and manage operational, legal, and compliance risks associated with these partnerships. In certain cases, the Company also has made and may continue to make investments in these third-party fintech companies, which may be unseasoned, unprofitable, or have limited established operating histories or earnings and may be more vulnerable to financial failure. Any failure to successfully manage these partnerships and related Bank operations, or the failure of these fintech companies to perform, may subject the Bank to supervisory or compliance risks, subject the Company to a loss of its investment, or delay or otherwise adversely affect the Company’s expansion, future financial condition, and results of operations.

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

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters and geopolitical uncertainty. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, federal funds lines of credit from correspondent banks, and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow experiences increasing loan demand or is unable to maintain its deposit base. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments, liquidate assets, or pay higher rates on deposits should such sources not be adequate.

The Company may need to raise additional capital in the future and may not be able to do so on acceptable terms, or at all.

Access to sufficient capital is critical in order to enable the Company to implement its business plan, support its business, expand its operations, and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact the Company’s ability to support and to grow its operations. If the Company grows its operations faster than it generates capital internally, it will need to access the capital markets. The Company may not be able to raise additional capital in the form of additional debt or equity on acceptable terms, or at all. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, the Company’s financial condition and its results of operations. Economic conditions and a loss of confidence in financial institutions may increase the Company’s cost of capital and limit access to some sources of capital. Further, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on the Company’s business, financial condition, and capital ratios.

Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive.

The Company’s board of directors, without the approval of shareholders, could from time to time decide to issue additional shares of common stock or shares of preferred stock, which may adversely affect the market price of the shares of common stock and could be dilutive to the Company’s shareholders. Any sale of additional shares of the Company’s common stock may be at prices lower than the current market value of the Company’s shares. In addition, new investors may have rights, preferences, and privileges that are senior to, and that could adversely affect, the Company’s existing shareholders. For example, preferred stock would be senior to common stock in right of dividends and as to distributions in liquidation. The Company cannot predict or estimate the amount, timing, or nature of its future offerings of equity securities. Thus, the Company’s shareholders bear the risk of future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of the Company’s common stock.

Regulatory capital standards, including the Basel III Capital Rules, may require the Company and the Bank to maintain higher levels of capital and liquid assets, which could adversely affect the Company’s profitability and return on equity.

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

The Company’s ability to make dividend payments on its common stock depends primarily on certain regulatory considerations and the receipt of dividends and other distributions from the Bank. There are various regulatory restrictions on the ability of banks, such as the Bank, to pay dividends or make other payments to their holding companies. Although the Company has historically paid a cash dividend to the holders of its common stock, holders of its common stock are not entitled to receive dividends, and the Company is not obligated to pay dividends in any particular amounts or at any particular times. Regulatory, economic, and other factors may cause the Company’s board of directors to consider, among other things, the reduction of dividends paid on its common stock. See “Business – Supervision and Regulation – Dividends.”

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

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive, or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. For example, the CFPB has issued a final rule, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The rule also contains additional disclosure requirements at mortgage loan origination and in monthly statements. The requirements under the CFPB’s regulations and policies could limit the Company’s ability to make certain types of loans or loans to certain borrowers or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company’s profitability.

The Company is subject to laws regarding the privacy, information security, and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect its business.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. For information regarding recent accounting pronouncements and their effects on the Company, see “Recent Accounting Pronouncements” in Note 2 of the Company’s audited financial statements as of and for the year ended December 31, 2021.

Failure to maintain effective systems of internal and disclosure controls could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal controls, it may discover material weaknesses or significant deficiencies in its internal controls that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s inability to maintain the operating effectiveness of the controls described above could result in a material misstatement to the Company’s financial statements or other disclosures, which could have an adverse effect on its business, financial condition, or results of operations. In addition, any failure to maintain effective controls in accordance with Section 404 of the Sarbanes-Oxley Act and FDIC regulations or to timely effect any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation, or cause investors to lose confidence in its reported financial information, all of which could have a material adverse effect on its results of operations and financial condition.

The Company’s success depends on its management team, and the unexpected loss of any of these personnel could adversely affect operations.

The Company’s success is, and is expected to remain, highly dependent on its management team. The Company’s growth will continue to place significant demands on management, and the loss of any such person’s services may have an adverse effect upon growth and profitability. If the Company fails to retain or continue to recruit qualified employees, growth, and profitability could be adversely affected.

The success of the Company’s strategy depends on its ability to identify and retain individuals with experience and relationships in its markets.

In order to be successful, the Company must identify and retain experienced key management members and sales staff with local expertise and relationships. Competition for qualified personnel is intense and there is a limited number of qualified persons with knowledge of and experience in the community banking and mortgage industry in the Company’s chosen geographic market. Even if the Company identifies individuals that it believes could assist it in building its franchise, it may be unable to recruit these individuals away from their current employers. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out the Company’s strategy is often lengthy. The Company’s inability to identify, recruit, and retain talented personnel could limit its growth and could materially adversely affect its business, financial condition, and results of operations.

The Company relies on other companies to provide key components of its business infrastructure.

Third parties provide key components of the Company’s business operations such as data processing, recording, and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

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

The Company is subject to a variety of operational risks, including reputational risk, legal, and compliance risk, and the risk of fraud or theft by employees or outsiders.

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

Further, if any of the Company’s financial, accounting, or other data processing systems fail or have other significant issues, the Company could be adversely affected. The Company depends on internal systems and outsourced technology to support these data storage and processing operations. The Company’s inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of the Company’s business operations. It could be adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates its operations or systems. The Company is also at risk of the impact of natural disasters, terrorism, and international hostilities on its systems and from the effects of outages or other failures involving power or communications systems operated by others. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses, or electrical or communications outages), which may give rise to disruption of service to customers and to financial loss or liability. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although the Company has policies and procedures in place to verify the authenticity of its customers, it cannot guarantee that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to the Company’s reputation. If any of the foregoing risks materialize, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to ESG practices may impose additional costs on the Company or expose it to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and the Company’s stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one-week and two-month LIBOR offered rates will cease after December 31, 2021, but the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

Regulators, industry groups, and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., SOFR, as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of any such alternatives may be on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under the Company’s loan agreements with borrowers, subordinated notes that it has issued, or other financial arrangements may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Company’s results of operations.

The Company’s operations may be adversely affected by cybersecurity risks.

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

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking, and tele-banking. The Company’s ability to compete successfully in its market may depend on the extent to which it is able to implement or exploit such technological changes. If the Company is not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train its staff to use such technologies, its business, financial condition, or operating results could be adversely affected.

Severe weather, natural disasters, acts of war or terrorism, geopolitical instability, public health issues, and other external events could significantly impact the Company's business.

Severe weather, natural disasters, acts of war or terrorism, geopolitical instability, public health issues, and other adverse external events could have a significant impact on the Company's ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. The occurrence of any such events in the future and the economic impact from such events could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In December 2021, the OCC published proposed principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in the Bank’s loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact the Company’s financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which the Company operates. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of the Company is located at 1807 Seminole Trail, Charlottesville, Virginia 22901 in a building leased by the Bank. The Main Office of the Bank is located at 1 East Market Street, Martinsville, Virginia 24112 in a building leased by the Bank. The Company's subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2021, the Company's employees occupied an additional 45 properties, of which 18 were owned by the Company. Additional information with respect to the amounts at which Company premises and equipment are carried and commitments under long-term leases is set forth in Part II, Item 8 - "Financial Statements and Supplementary Data", Note 6 - "Premises and Equipment" and Note 13 - "Leases", respectively, in this Form 10-K.

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

On August 12, 2019, a former employee of VCB and participant in the VCB ESOP filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the VCB ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:19-cv-000450-GEC). The complaint alleges, among other things, that the defendants breached their fiduciary duties to VCB ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the VCB ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of its 2019 acquisition of VCB. The outcome of this litigation is uncertain, and the plaintiff and other individuals may file additional lawsuits related to the VCB ESOP. The Company believes the claims are without merit and no loss has been accrued for this lawsuit.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company’s common stock is listed on the NYSE American market under the symbol “BRBS”. There were 18,769,882 shares of the Company’s common stock outstanding at the close of business on March 7, 2022, which were held by approximately 2,785 shareholders of record. The closing price of the Company's common stock on December 31, 2021 was $17.78 per common share compared to $11.47 per common share as of December 31, 2020.

Five-Year Stock Performance Graph

The following five-year stock performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Company's common stock to the Invesco KBW Regional Banking ETF (NASDAQ ticker: "KBWR") and the Russell 2000® Index (ticker: "RUT"). This comparison assumes $100.00 was invested on December 31, 2016 in the Company’s common stock and the comparison indices and the cumulative return is measured as of each subsequent fiscal year-end.

Total Return Performance
$250.00
$200.00
$150.00
$100.00
$50.00
Index Value
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
Blue Ridge Bankshares, Inc.
Invesco KBW Regional Banking ETF
Russell 2000® Index

Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Blue Ridge Bankshares, Inc.	$100.00	$113.86	$118.93	$147.71	$129.17	$200.23
Invesco KBW Regional Banking ETF	100.00	101.82	83.17	102.77	93.58	127.32
Russell 2000® Index	100.00	113.14	99.37	122.94	145.52	165.45

The performance graph above does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates the performance graph by reference therein.

Dividends

The Company paid four quarterly dividends totaling $0.435 per common share during 2021. On January 5, 2022, the board of directors of the Company declared a quarterly dividend of $0.12 per common share to shareholders of record as of the close of business on January 19, 2022, which was paid on January 31, 2022.

The dividend type, amount, and timing are established by the Company’s board of directors. In making its decisions regarding the payment of dividends on the Company’s common stock, the board of directors considers the Company's operating results, financial condition, capital adequacy, regulatory requirements, shareholders' return, and other factors.

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Part I, Item 1, Business, of this Form 10-K under the heading “Supervision and Regulation.”

Stock Repurchases

There were no repurchases of the Company's common stock during the fourth quarter of 2021.

ITEM 6: [RESERVED]

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

Cautionary Note About Forward-Looking Statements

The Company makes certain forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of management’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. The Company cautions that the forward-looking statements are based largely on management’s expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the its control. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements:

•
the strength of the United States economy in general and the strength of the local economies in which it conducts operations;

•
changes in the level of the Company’s nonperforming assets and charge-offs;

•
management of risks inherent in the Company’s real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of collateral and the ability to sell collateral upon any foreclosure;

•
the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market, and monetary fluctuations;

•
changes in consumer spending and savings habits;

•
the Company's ability to identify, attract, and retain experienced management, relationship managers, and support personnel, particularly in a competitive labor environment;

•
technological and social media changes impacting the Company, the Bank, and the financial services industry, in general;

•
changing bank regulatory conditions, laws, regulations, policies, or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, increased regulations, prohibition of certain income producing activities, or changes in the secondary market for loans and other products;

•
the impact of changes in laws, regulations, and policies affecting the real estate industry;

•
the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB, or other accounting standards setting bodies;

•
the impact of the COVID-19 pandemic on the Company's customers and employees, and the associated efforts by the Company and others to limit the spread of the virus;

•
the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;

•
geopolitical conditions, including acts or threats of terrorism and/or military conflicts, including the military conflict between Russia and Ukraine, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;

•
the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•
the willingness of users to substitute competitors’ products and services for the Company’s products and services;

•
the Company’s inability to successfully manage growth or implement its growth strategy;

•
the effect of acquisitions the Company may make, including, without limitation, disruption of employee or customer relationships, and the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•
the Company’s participation in the PPP established by the U.S. government and its administration of the loans and processing fees earned under the program;

•
the Company’s involvement, from time to time, in legal proceedings, and examination and remedial actions by regulators;

•
the Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime;

•
the Bank’s ability to pay dividends; and

•
the Bank's ability to effectively manage its fintech partnerships, and the abilities of those fintech companies to perform as expected.

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

Critical Accounting Policies and Estimates

General

The accounting principles the Company applies under GAAP are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. The Company views these policies as critical because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. Changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.

Accounting for Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805. ASC 805 requires that the assets acquired and liabilities assumed in a business combination be recorded based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed, including identifiable intangibles, is recorded as goodwill. The determination of fair values requires management to make estimates about future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to actual results that may differ materially from the estimates made.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be adequate to absorb probable losses inherent in the portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries, and other pertinent factors, such as regulatory guidance and general economic conditions. The Company’s allowance for loan losses is established through a provision for loan losses charged to earnings. Loans identified as losses and deemed uncollectible by management are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses is evaluated on a periodic basis by management, but no less than quarterly.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. The Company considers a loan to be impaired when 1) the risk grade of the loan is special mention or worse and the balance of the loan exceeds $500,000 or 2) the loan is a TDR, regardless of balance. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. Measurement of impairment is based on the expected future cash flows of an impaired loan, discounted at the loan's effective interest rate, or measured based on an observable market value, if one exists, or the fair value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) an impairment is recognized and a specific reserve is established for the impaired loan. The general component of the allowance for loan losses covers those loans not classified as impaired and those loans classified as impaired that are not individually evaluated for impairment. Loans in the general component population are segmented into homogenous groups that share similar characteristics and receive a loss factor that is based on historical loss experience adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data. Internal and external factors include, but are not limited to, internal underwriting standards, loan portfolio composition and concentrations, and local and national economic conditions.

The determination of the allowance for loan losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change.

Credit losses are an inherent part of the Company’s business. Management believes the methodologies for determining the allowance for loan losses and the current level of the allowance are appropriate; however, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded, as a charge to earnings.

Accounting for Acquired Loans

Loans acquired pursuant to a business combination are recorded at fair value, with no allowance for loan losses carrying over at the effective date of the transaction. The difference between contractually required amounts receivable and the acquisition date fair value of the loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a level yield or interest method in accordance to ASC 310-20, Receivables-Nonrefundable Fees and Other Costs.

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

Loans are designated purchased credit-impaired ("PCI") on the effective date of a business combination when there is evidence of credit deterioration after origination and for which it is probable that all contractually required principal and interest payments will not be collected. The applicable accounting guidance for PCI loans is ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company recognizes interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the accretable yield, is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflects only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

Management periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed no less than semi-annually, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference.

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

During the normal course of business, the Company enters into commitments to originate mortgage loans, whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Bank enters into positions of forward month mortgage-backed securities to be announced (“TBA”) contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis. The Company enters into TBA contracts in order to control interest rate risk during the period between the rate lock commitment and mandatory sale of the mortgage loan. Both the rate lock commitment and the forward TBA contract are considered derivatives. A mortgage loan sold on a best efforts basis is locked into a forward sales contract with a counterparty on the same day as the rate lock commitment to control interest rate risk during the period between the commitment and the sale of the mortgage loan. Both the rate lock commitment and the forward sales contract are considered derivatives.

The market values of rate lock commitments and delivery commitments are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments, delivery contracts, and forward sales contracts of mortgage backed securities (“MBS”) by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close or will be funded. Certain risks arise from the forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. Additional risks inherent in mandatory delivery programs include the risk that, if the Company does not close the loans subject to rate lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreements.

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

A deferred tax liability is recognized for all temporary differences that will result in future taxable income; a deferred tax asset is recognized for all temporary differences that will result in future tax deductions, potentially reduced by a valuation allowance. A valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carryback years, future releases of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of revering temporary differences, will occur is the most subjective of these four sources. Additionally, cumulative losses in recent years, if any, are considered negative evidence that may be difficult to overcome to support a conclusion that future taxable income, exclusive of reversing temporary differences and carryforwards, is sufficient to realize a deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The evaluation of the recoverability of deferred tax assets requires management to make significant judgements regarding the releases of temporary differences and future profitability, among other items. Management has concluded that, as of December 31, 2021, no valuation allowance is required on the Company's deferred tax assets.

Mortgage Servicing Rights ("MSR")

MSR assets represent the economic value associated with servicing a borrower during the life of the mortgage. The assets are separate from the underlying mortgage and may be retained or sold by the Company when the related mortgage is sold. In accordance with ASC 860-50, Transfers and Servicing, MSR assets are initially recognized at fair value and subsequently accounted for using either the amortization method or the fair value measurement method. The Company elected to account for MSR assets using the amortization method, which requires that the servicing asset be amortized in proportion to and over the period of estimated net servicing income. ASC 860-50 also requires that MSR assets accounted for using the amortization method be evaluated for impairment each reporting period and reported at the lower of amortized cost or fair market value. MSR assets and income servicing, net of amortization and impairment, if any, are reported on the Company’s consolidated balance sheets and consolidated statements of income, respectively.

Five Year Summary of Selected Financial Data

(Dollars and shares in thousands, except per share data)	2021	2020	2019	2018	2017
Income Statement Data:
Interest income	$103,546	$54,460	$30,888	$22,437	$18,481
Interest expense	11,065	9,950	9,520	5,152	3,931
Net interest income	92,481	44,510	21,368	17,285	14,550
Provision for loan losses	117	10,450	1,742	1,225	1,095
Net interest income after provision for loan losses	92,364	34,060	19,626	16,060	13,455
Noninterest income	87,955	56,824	18,796	10,123	7,799
Noninterest expense	112,142	68,387	32,845	20,464	15,847
Income before income taxes	68,177	22,497	5,577	5,719	5,407
Income tax expense	15,697	4,800	973	1,147	2,057
Net income attributable to noncontrolling interest	(3)	(1)	(24)	(13)	—
Net income attributable to Blue Ridge Bankshares, Inc.	$52,477	$17,696	$4,580	$4,559	$3,350
Per Common Share Data:
Earnings per share, basic and diluted (1)	$2.94	$2.07	$0.74	$1.09	$0.81
Dividends declared per share (1) (2)	0.4350	0.2850	0.3800	0.3600	0.2133
Book value per common share (1)	14.76	12.61	10.88	9.41	8.73
Balance Sheet Data:
Assets	$2,665,139	$1,498,258	$960,811	$539,590	$424,122
Loans held for investment, gross (including PPP)	1,807,578	1,016,694	646,834	414,868	330,805
Loans held for sale	121,943	152,931	55,646	29,233	17,220
Securities	396,050	120,648	128,897	58,750	48,995
Deposits	2,297,771	945,109	722,030	415,027	339,290
Subordinated notes, net	39,986	24,506	9,800	9,766	9,733
FHLB borrowings	10,111	115,000	124,800	73,100	36,045
FRB borrowings	17,901	281,650	—	—	—
Stockholders' equity	277,139	108,200	92,337	39,621	36,442
Weighted average common shares outstanding - basic (1)	17,840	8,535	6,221	4,169	4,128
Weighted average common shares outstanding - diluted (1)	17,840	8,535	6,221	4,169	4,128
Financial Ratios:
Return on average assets	1.86%	1.44%	0.61%	0.95%	0.80%
Return on average equity	21.50%	17.65%	6.94%	12.02%	9.56%
Net interest margin	3.51%	3.49%	3.34%	3.88%	3.73%
Efficiency ratio	62.15%	67.49%	81.78%	74.66%	70.91%
Dividend payout ratio	14.80%	13.75%	51.61%	32.92%	26.29%
Capital and Credit Quality Ratios:
Average equity to average assets	8.65%	7.08%	8.79%	7.89%	8.32%
Allowance for loan losses to loans held for investment, excluding PPP	0.68%	1.90%	0.71%	0.86%	0.85%
Nonperforming loans to total assets	0.60%	0.44%	0.54%	1.39%	1.78%
Nonperforming assets to total assets	0.61%	0.44%	0.54%	1.42%	1.83%
Net charge-offs to total loans held for investment	0.10%	0.12%	0.12%	0.11%	0.09%

(1) Share and per share figures have been adjusted for all periods presented to reflect the Company's 3-for-2 stock split effective April 30, 2021.
(2) Beginning in the fourth quarter of 2020, the quarterly dividends have been declared and paid subsequent to the applicable quarter-end.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

For the year ended December 31, 2021, the Company reported net income of $52.5 million compared to $17.7 million reported for 2020. Basic and diluted earnings per share were $2.94 for 2021 compared to $2.07 for 2020.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings.

The following table presents the average balance sheets for each of the years ended December 31, 2021, 2020 and 2019. In addition, the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are presented.

	For the Years Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Taxable securities	$304,685	$5,192	1.70%	$106,228	$2,582	2.43%	$103,698	$3,286	3.17%
Tax-exempt securities (1)	12,518	302	2.41%	6,175	178	2.88%	7,832	285	3.64%
Total securities	317,203	5,494	1.73%	112,403	2,760	2.46%	111,530	3,571	3.20%
Interest-earning deposits in other banks	114,316	135	0.12%	108,587	169	0.16%	15,530	266	1.71%
Federal funds sold	45,314	47	0.10%	596	2	0.34%	313	10	3.19%
Loans held for sale	145,075	4,162	2.87%	140,496	3,922	2.79%	53,148	1,940	3.65%
Paycheck Protection Program loans (2)	351,179	17,311	4.93%	237,229	10,347	4.36%	—	—	—
Loans held for investment (including loan fees) (2,3,4)	1,659,845	76,460	4.61%	675,226	37,291	5.52%	458,927	25,150	5.48%
Total average interest-earning assets	2,632,932	103,609	3.94%	1,274,537	54,491	4.28%	639,448	30,937	4.84%
Less: allowance for loan losses	(13,036)			(7,944)			(4,572)
Total noninterest-earning assets	201,222			106,245			41,611
Total average assets	$2,821,118			$1,372,838			$676,487
Liabilities and stockholders’ equity:
Interest-bearing demand, money market deposits, and savings	$908,418	$2,244	0.25%	$346,784	$1,485	0.43%	$170,251	$1,663	0.98%
Time deposits (5)	540,471	4,193	0.78%	261,891	4,761	1.82%	216,313	4,546	2.10%
Total interest-bearing deposits	1,448,889	6,437	0.44%	608,675	6,246	1.03%	386,564	6,209	1.61%
FHLB borrowings (6)	147,919	1,211	0.82%	121,033	1,654	1.37%	111,418	2,601	2.33%
FRB borrowings	245,196	790	0.32%	223,869	785	0.35%	—	—	—
Subordinated notes (7)	46,226	2,627	5.68%	23,566	1,265	5.37%	9,783	709	7.25%
Total average interest-bearing liabilities	1,888,230	11,065	0.59%	977,143	9,950	1.02%	507,765	9,519	1.87%
Noninterest-bearing demand deposits	658,063			283,186			76,181
Other noninterest-bearing liabilities	30,700			15,358			32,547
Stockholders’ equity	244,125			97,151			59,994
Total average liabilities and stockholders’ equity	$2,821,118			$1,372,838			$676,487
Net interest income and margin (8)		$92,544	3.51%		$44,541	3.49%		$21,418	3.35%
Cost of funds (9)			0.43%			0.79%			1.63%
Net interest spread (10)			3.35%			3.26%			2.97%

(1) Computed on a fully taxable equivalent basis assuming a 21% federal income tax rate.

(2) Includes deferred loan fees/costs.
(3) Non-accrual loans have been included in the computations of average loan balances.
(4) Includes accretion of fair value adjustments (discounts) on acquired loans of $2.0 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.
(5) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $3.2 million and $23 thousand for the years ended December 31, 2021 and 2020, respectively.
(6) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $12 thousand and $0 for the years ended December 31, 2021 and 2020, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $176 thousand and $0 for the years ended December 31, 2021 and 2020, respectively.
(8) Net interest margin is net interest income divided by average interest-earning assets.
(9) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(10) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

The following table presents the changes in interest income and interest expense due to changes in average assets and liability balances and changes in rates earned on assets and paid on liabilities for the periods stated.

	2021 compared to 2020			2020 compared to 2019
	Increase/(Decrease) Due to (1)		Total Increase/	Increase/(Decrease) Due to (1)		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Taxable securities	$4,824	$(2,214)	$2,610	$80	$(784)	$(704)
Tax-exempt securities	183	(59)	124	(60)	(47)	(107)
Interest-earning deposits in other banks	9	(43)	(34)	1,593	(1,690)	(97)
Federal funds sold	150	(105)	45	9	(17)	(8)
Loans held for sale	128	112	240	3,188	(1,206)	1,982
Paycheck Protection Program loans	4,970	1,994	6,964	10,347	—	10,347
Loans held for investment	54,378	(15,209)	39,169	24,854	(12,713)	12,141
Total interest income	$64,642	$(15,524)	$49,118	$40,011	$(16,457)	$23,554
Interest Expense
Interest-bearing demand, money market deposits, and savings	$2,405	$(1,646)	$759	$1,725	(1,903)	$(178)
Time deposits	5,064	(5,632)	(568)	958	(743)	215
FHLB borrowings	367	(810)	(443)	224	(1,171)	(947)
FRB borrowings	75	(70)	5	785	—	785
Subordinated notes	1,218	144	1,362	999	(443)	556
Total interest expense	9,129	(8,014)	1,115	4,691	(4,260)	431
Change in Net Interest Income	$55,513	$(7,510)	$48,003	$35,320	$(12,197)	$23,123

(1) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Average interest-earning assets were $2.63 billion for the year ended December 31, 2021 compared to $1.27 billion for the same period of 2020, a $1.36 billion increase. Most of this increase was attributable to acquired loans in the Bay Banks Merger. Average balances of PPP loans were $351.2 million and $237.2 million in 2021 and 2020, respectively, whereas there were none in 2019. Growth in average balances of loans, excluding PPP loans, was $984.6 million for 2021, primarily attributable to the Bay Banks Merger. Total interest income (on a taxable equivalent basis) increased by $49.1 million to $103.6 million for the year ended December 31, 2021 compared to the same period of 2020. This increase was primarily due to higher average balances of loans, excluding PPP loans, and securities, and higher yields on PPP loans (discussed below), partially offset by lower yields on interest-earning assets due to a lower interest rate environment in which interest-earning assets have re-priced. Processing fees, net of costs, and interest income earned by the Company for PPP loans for the years ended December 31, 2021 and 2020 were $17.3 million and $10.3 million, respectively. Interest income in 2021 and 2020 included accretion of fair value adjustments (discounts) on acquired loans of $2.0 million and $1.0 million, respectively.

Average interest-bearing liabilities were $1.89 billion for the year ended December 31, 2021 compared to $977.1 million for the same period of 2020, a $911.1 million increase. Most of this increase was attributable to interest-bearing deposits assumed in the Bay Banks Merger and organic deposit growth, primarily attributable to general liquidity in the banking system, believed to be from economic stimulus funds granted by the federal government’s response to the COVID-19 pandemic. Interest expense increased by $1.1 million to $11.1 million for the year ended December 31, 2021 compared to the same period of 2020. Higher interest expense attributable to higher average balances of interest-bearing liabilities was partially offset by lower rates paid on deposits and borrowings due to a lower interest rate environment in the 2021 period. Cost of interest-bearing liabilities decreased to 0.59% in 2021 from 1.02% in 2020. Cost of funds were 0.43% and 0.79% for the 2021 and 2020 periods, respectively. Interest expense in the 2021 and 2020 periods included the amortization of fair value adjustments (premium) on assumed time deposits of $3.2 million and $23 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) was $92.5 million for the year ended December 31, 2021, compared to $44.5 million for the year ended December 31, 2020. Net interest margin was 3.51% for the year ended December 31, 2021 compared to 3.49% for the year ended December 31, 2020. The increase in net interest income in 2021 was primarily due to higher average balances of interest-earning assets, including loans, mainly attributable to the Bay Banks Merger. The Company utilized borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to fund PPP loans during 2021 and 2020. These borrowings were at a fixed annual rate of 0.35% and resulted in interest expense of $790 thousand and $785 thousand for the years ended December 31, 2021 and 2020, respectively. The positive impact on net interest margin as a result of PPP loans and related funding was 18 basis points for the year ended December 31, 2021, compared to 12 basis points for the same period of 2020.

Provision for Loan Losses. The provision for loan losses was $117 thousand for the year ended December 31, 2021 compared to $10.5 million for the year ended December 31, 2020, an decrease of $10.4 million. Net charge-offs amounted to $1.8 million for the year ended December 31, 2021 and $1.2 million for the year ended December 31, 2020. The increase in the provision for loan losses during 2020 was primarily due to a qualitative factor added for the potential credit losses as a result of the COVID-19 pandemic in the amount of $9.2 million. This factor was based on Federal Reserve annualized charge-off rates from recent recessions in addition to statistics on hotel occupancy rates to arrive at a COVID-19 severity factor. This factor was applied to loans of specific NAICS codes that were deemed more susceptible to the impacts of the pandemic, including loans in part collateralized by restaurants, hospitality, and other public venues. The decline in the Company's allowance for loan losses for the year ended December 31, 2021 was due to the release of a substantial portion of the COVID-19 severity factor, as economic conditions improved, partially offset by organic loan growth, reserves for fintech-related loans, specific reserves for impaired loans, and reserve needs for loans that have migrated from the Company's acquired loan pools.

Noninterest Income. The following table provides detail for noninterest income and changes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2021	2020	Change $	Change %
Gain on sale of Paycheck Protection Program loans	$24,315	$—	$24,315	100.00%
Residential mortgage banking income, net	28,624	44,460	(15,836)	(35.62%)
Mortgage servicing rights	8,398	7,084	1,314	18.55%
Gain on termination of interest rate swaps	6,221	—	6,221	100.00%
Gain on sale of guaranteed government loans	2,005	880	1,125	127.84%
Wealth and trust management	2,373	—	2,373	100.00%
Service charges on deposit accounts	1,464	905	559	61.77%
Increase in cash surrender value of bank owned life insurance	932	390	542	138.97%
Payroll processing	941	974	(33)	(3.39%)
Bank and purchase card, net	1,805	1,297	508	39.17%
Fair value adjustments of other equity investments	7,316	—	7,316	100.00%
Other	3,561	834	2,727	326.98%
Total noninterest income	$87,955	$56,824	$31,131	54.78%

The Company’s primary noninterest income sources include deposit account service charges and other fees, residential mortgage banking income, which includes gains on sales of mortgages, MSR income, gains on the sale of government guaranteed loans, wealth and trust management fees, and income from bank owned life insurance. Noninterest income totaled $88.0 million and $56.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in noninterest income was primarily attributable to the second quarter of 2021 sale of approximately 19,500 PPP loans with aggregate principal balances of $712.6 million that resulted in a $24.3 million gain on the sale after giving effect to $30.9 million of unearned fees, net of deferred costs, and the sale discount. Also contributing to the increase in noninterest income was a $6.2 million gain on the termination of interest rate swaps in the fourth quarter of 2021 that hedged interest rates on certain FHLB advances, and $7.3 million of fair value adjustments attributable to certain other equity investments, primarily direct investments in fintech companies. Partially offsetting these increases in noninterest income was lower residential mortgage banking income in the 2021 period compared to the 2020 period, primarily due to lower pricing of mortgages sold to the secondary market.

Noninterest Expense. The following table provides detail for noninterest expense and changes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2021	2020	Change $	Change %
Salaries and employee benefits	$61,891	$45,418	$16,473	36.27%
Occupancy and equipment	6,508	3,551	2,957	83.27%
Data processing	4,441	2,683	1,758	65.52%
Legal, issuer, and regulatory filing	1,736	2,687	(951)	(35.39%)
Advertising and marketing	1,403	776	627	80.80%
Communications	2,814	721	2,093	290.29%
Audit and accounting fees	902	436	466	106.88%
FDIC insurance	1,014	749	265	35.38%
Intangible amortization	1,867	825	1,042	126.30%
Other contractual services	2,783	1,408	1,375	97.66%
Other taxes and assessments	2,613	1,013	1,600	157.95%
Merger-related	11,868	2,372	9,496	400.34%
Other	12,302	5,748	6,554	114.02%
Total noninterest expense	$112,142	$68,387	$43,755	63.98%

Noninterest expense totaled $112.1 million and $68.4 million for the years ended December 31, 2021 and 2020, respectively. The increases in noninterest expenses were primarily attributable to the Bay Banks Merger, which was effective January 31, 2021. Also contributing to higher salaries and employee benefits expense in the 2021 period were employees added to support the Company's noninterest income lines and greater incentive expense. Greater incentive expense in the 2021 period included bonuses to reward front-line and support personnel for the efforts made to fulfill PPP loans and other management incentives. Merger-related expenses totaled $11.9 million and $2.4 million for the 2021 and 2020 periods, respectively, with the former period including expenses incurred for both the Bay Banks Merger and the now-terminated proposed merger with FVCBankcorp, Inc.

Income Tax Expense. For the year ended December 31, 2021, the Company recorded a provision for income taxes of $15.7 million (effective tax rate of 23.1%) as compared to a provision of $4.8 million (effective tax rate of 21.4%) for the year ended December 31, 2020. The higher effective tax rate for 2021 was primarily the result of tax provisions made for state income taxes, as the Company expanded its operations, primarily its mortgage division, into various states, primarily its mortgage banking division.

Analysis of Financial Condition

Loan Portfolio. The Company makes loans to individuals as well as to commercial entities. Specific loan terms vary as to interest rate and repayment and collateral requirements based on the type of loan requested and the creditworthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank. All loans are underwritten within specific lending policy guidelines that are designed to maximize the Company’s profitability within an acceptable level of business risk.

The following table presents the Company’s loan portfolio by category of loan and the percentage of loans in each category to total loans as of the dates stated.

	At December 31,
	2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$320,827	17.7%	$123,675	12.1%
Paycheck Protection Program	30,742	1.7%	292,068	28.6%
Real estate – construction, commercial	146,523	8.1%	54,702	5.4%
Real estate – construction, residential	58,857	3.3%	18,040	1.8%
Real estate – mortgage, commercial	701,503	38.8%	273,499	26.8%
Real estate – mortgage, residential	493,982	27.3%	213,404	20.9%
Real estate – mortgage, farmland	6,173	0.3%	3,615	0.4%
Consumer loans	49,877	2.8%	41,962	4.1%
Gross loans	1,808,484	100.0%	1,020,965	100.0%
Less: deferred loan fees, net of costs	(906)		(4,271)
Gross loans, net of deferred loan fees	1,807,578		1,016,694
Less: Allowance for loan losses	(12,121)		(13,827)
Net loans	$1,795,457		$1,002,867
Loans held for sale (not included in totals above)	$121,943		$152,931

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed) as of December 31, 2021.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$320,827	$60,571	$94,775	$77,484	$16,502	$789	$165,480	$79,620	$83,998	$1,861
Paycheck Protection Program	30,742	—	—	—	—	—	30,742	30,742	—	—
Real estate – construction, commercial	146,523	40,258	53,515	30,405	10,289	12,821	52,749	37,390	12,367	2,993
Real estate – construction, residential	58,857	46,445	4,070	482	1,047	2,540	8,342	3,827	1,863	2,652
Real estate – mortgage, commercial	701,503	53,091	299,908	59,567	157,045	83,296	348,504	203,155	142,796	2,553
Real estate – mortgage, residential	493,982	17,772	250,301	14,987	62,812	172,502	225,909	43,171	60,982	121,757
Real estate – mortgage, farmland	6,173	6	1,923	151	286	1,486	4,245	3,067	1,178	—
Consumer loans	49,877	1,897	20,054	19,919	135	—	27,927	21,953	5,907	67
Gross loans	$1,808,484	$220,041	$724,546	$202,995	$248,116	$273,435	$863,897	$422,924	$309,089	$131,884

42

The following table presents a summary of the activity in the Company's allowance for loan losses and the ratio of net charge-offs to average loans outstanding for the periods stated.

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Allowance, beginning of period	$13,827	$4,572
Charge-offs
Commercial and industrial	$(1,098)	$(6)
Real estate – construction	(195)	—
Real estate – mortgage	(125)	(505)
Consumer and other loans	(1,123)	(994)
Total charge-offs	(2,541)	(1,505)
Recoveries
Commercial and industrial	196	41
Real estate – construction	—	—
Real estate – mortgage	98	8
Consumer and other loans	424	261
Total recoveries	718	310
Net charge-offs	(1,823)	(1,195)
Provision for loan losses	117	10,450
Allowance, end of period	$12,121	$13,827
Ratio of net charge-offs to average loans outstanding during period:
Commercial and industrial	0.32%	0.03%
Real estate – construction	0.10%	0.00%
Real estate – mortgage	0.00%	0.10%
Consumer and other loans	0.32%	0.47%
Total loans	0.10%	0.15%

Management believes that the Company's allowance for loan losses was adequate as of December 31, 2021. There can be no assurance that adjustments to the allowance for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could require adjustments to the provision for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

The allowance for loan losses includes specific and general components applicable to all loan categories; however, management has allocated the allowance by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category.

The following presents the allocation of the allowance for loan losses by loan category and as a percentage of each category as of the dates stated.

	December 31,
(Dollars in thousands)	2021	% of Loans	2020	% of Loans
Commercial and industrial	$2,859	0.89%	$3,762	4.04%
Real estate – construction, commercial	895	0.61%	960	1.76%
Real estate – construction, residential	21	0.04%	150	0.83%
Real estate – mortgage, commercial	4,294	0.61%	4,215	1.58%
Real estate – mortgage, residential	1,493	0.30%	1,481	0.34%
Real estate – mortgage, farmland	18	0.29%	18	0.50%
Consumer and other	2,541	5.09%	3,241	6.97%
	$12,121		$13,827

The table above excludes PPP loans, which carry no allowance for loan losses as they are fully guaranteed by the U.S. government. In future periods, the Company may be required to establish an allowance for loan losses for these loans, which would result in a provision for loan losses charged to earnings.

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans (1)	$15,177	$6,548
Loans past due 90 days and still accruing (1)	917	46
Total nonperforming loans	$16,094	$6,594
Other real estate owned	157	—
Total nonperforming assets	$16,251	$6,594
Allowance for loan losses	$12,121	$13,827
Loans held for investment, including PPP loans	$1,807,578	$1,016,694
Loans held for investment, excluding PPP loans	$1,777,172	$728,161
Total assets	$2,665,139	$1,498,258
Allowance for loan losses to total loans held for investment, including PPP loans	0.67%	1.36%
Allowance for loan losses to total loans held for investment, excluding PPP loans	0.68%	1.90%
Allowance for loan losses to nonperforming loans	75.31%	209.69%
Nonperforming loans to total loans held for investment, including PPP loans	0.89%	0.65%
Nonperforming loans to total loans held for investment, excluding PPP loans	0.91%	0.91%
Nonperforming assets to total assets	0.61%	0.44%

(1) Excluding PCI loans and accruing TDRs

The increase in nonperforming assets in 2021 was primarily attributable to commercial loans to the same borrower relationship that were placed on nonaccrual status in the second quarter of 2021. The decline in the ratio of the allowance for loan losses to total loans held for investment, excluding PPP loans, at December 31, 2021 compared to December 31, 2020 was primarily attributable to loans acquired in the Bay Banks Merger, as no allowance for loan losses carried over in the merger. The remaining purchase accounting adjustment (discount) related to loans acquired in the Bay Banks Merger and earlier acquisitions by the Company was $16.2 million and $1.2 million as of December 31, 2021 and 2020, respectively.

Loans are placed in nonaccrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for nonaccrual status established by regulatory authorities, generally 90 days or more past due. Any unpaid interest previously accrued on those loans is reversed from income in the period in which the loan's status changes to nonaccrual. No interest income is recognized on loans in nonaccrual status and any payments received for interest reduce the recorded investment of the respective loan. Generally, a loan remains on nonaccrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

OREO includes properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are initially stated at fair value, including a reduction for the estimated selling expenses, which becomes the carrying value. In subsequent periods, such properties are stated at the lower of the restated carrying value or fair value.

Impaired loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had eight TDRs in the amount of $1.0 million as of December 31, 2021 and two TDRs in the amount of $142 thousand as of December 31, 2020.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs for loan demand, for general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available for sale was $373.5 million at December 31, 2021, an increase of $264.1 from $109.5 million at December 31, 2020, of which $79.5 million was acquired as part of the Bay Banks Merger. During 2021, the Company purchased $265.0 million in investment securities available for sale to offset redemptions and amortization and to absorb excess liquidity. The Company did not hold any investment securities held-to-maturity at December 31, 2021 or December 31, 2020. Securities in the investment portfolio may be classified as held to maturity, if the Company has the ability and intent to hold them to maturity, and would be carried at amortized cost.

As of December 31, 2021 and 2020, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading rating agency. Investment securities which are investment grade are judged to be of the best quality and carry the smallest degree of investment risk. The fair value of investment securities that were pledged to secure public deposits totaled $8.7 million and $12.5 million as of December 31, 2021 and December 31, 2020, respectively.

The Company completes reviews of its investment portfolio for other-than-temporary impairment at least quarterly. At December 31, 2021 and December 31, 2020, securities in an unrealized loss position were of investment grade. Investment securities with unrealized losses are a result of pricing changes due to recent changes in interest rates and other conditions in the current market environment and were not deemed a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost. No other-than-temporary impairment was recognized for the securities in the Company’s investment portfolio as of and for the years ended December 31, 2021 and 2020.

Restricted equity investments consisted of stock in the FHLB (carrying basis $1.7 million and $5.8 million at December 31, 2021 and 2020, respectively), the Federal Reserve Bank of Richmond ("FRB") stock (carrying basis of $6.1 million and $2.2 million at December 31, 2021 and 2020, respectively), and stock in the Company’s correspondent bank (carrying basis of $468 thousand and $248 thousand at December 31, 2021 and 2020, respectively). Restricted equity investments are carried at cost. The Company holds various other equity investments, including shares in other financial institutions and fintech companies, totaling $14.2 million and $3.0 million as of December 31, 2021 and 2020, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The following table presents the composition of the Company’s investment portfolio, at amortized cost, as of the dates stated.

	December 31,
	2021		2020
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total
Securities available for sale
State and municipal	$51,341	13.6%	$14,069	12.9%
U. S. Treasury and agencies	65,680	17.3%	2,500	2.3%
Mortgage backed securities	222,968	58.9%	72,337	66.6%
Corporate bonds	38,752	10.2%	19,755	18.2%
Total	$378,741	100.0%	$108,661	100.0%

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
State and municipal	$905	1.72%	$3,208	1.52%	$20,776	1.68%	$26,452	1.92%	$51,341
U. S. Treasury and agencies	—	—	7,500	0.87%	46,152	1.26%	12,028	1.43%	65,680
Mortgage backed securities	48	1.00%	11,287	0.48%	18,987	1.99%	192,646	1.37%	222,968
Corporate bonds	—	—	3,497	5.44%	34,524	4.40%	731	4.53%	38,752
Total	$953		$25,492		$120,439		$231,857		$378,741

Deposits. The principal sources of funds for the Company are core deposits which include transaction accounts (demand deposits and money market accounts), time deposits, and savings accounts, all of which provide the Bank a source of fee income and cross-marketing opportunities. Core deposits are a low-cost source of funding for the Bank, and are preferred to brokered deposits.

The following table presents the composition of deposits as of the dates stated.

	December 31,
	2021		2020
(Dollars in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits
Noninterest-bearing demand	$706,088	30.7%	$333,051	35.2%
Interest-bearing demand and money market deposits	941,805	41.0%	282,263	29.9%
Savings	150,376	6.5%	78,352	8.3%
Time deposits	499,502	21.7%	251,443	26.6%
Total deposits	$2,297,771	100.0%	$945,109	100.0%

Total deposits include uninsured deposits of $680.4 million and $254.4 million as of December 31, 2021 and 2020, respectively. Uninsured deposit amounts are based on estimates as of the reported date.

Brokered and listing service deposits comprised both time deposits and money market accounts totaled $62.1 million and $48.7 million as of December 31, 2021 and 2020, respectively.

Approximately 21.7% of the Company’s deposits as of December 31, 2021 were comprised of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, compared to 26.6% as of December 31, 2020. Noninterest-bearing demand deposits, which represented 30.7% and 35.2% of total deposits as of December 31, 2021 and December 31, 2020, respectively, are generally viewed as the most favorable form of deposit for financial institutions. In 2021, noninterest-bearing demand deposits increased $373.0 million from December 31, 2020, including $200.0 million assumed in the Bay Banks Merger.

The following table presents a summary of average deposits and the weighted average rate paid for the periods stated.

	For the year ended December 31,
	2021		2020
(Dollars in thousands)	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing demand deposits	$658,063	—	$283,186	—
Interest-bearing deposits:
Demand deposits	262,679	0.27%	101,178	0.34%
Savings	144,151	0.16%	82,510	0.14%
Money market deposits	501,588	0.26%	163,096	0.62%
Time deposits	540,471	0.78%	261,891	1.82%
Total interest-bearing deposits	1,448,889		608,675
Total average deposits	$2,106,953		$891,861

The following table presents maturities of time deposits for certificate of deposits $250 thousand or greater as of the dates stated.

	December 31,
(Dollars in thousands)	2021	2020
Maturing in:
3 months or less	$30,943	$12,157
Over 3 months through 6 months	47,818	22,901
Over 6 months through 12 months	14,213	7,132
Over 12 months	51,868	53,461
	$144,842	$95,651

Borrowings. The Company uses short-term and long-term borrowings from various sources, including FHLB advances and FRB advances, to finance operations. The following table presents information on the balances and interest rates on borrowings as of and for periods stated.

	For the Year Ended December 31, 2021
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$10,111	$220,000	$147,919	0.82%
FRB borrowings	17,901	632,540	245,196	0.32%

	For the Year Ended December 31, 2020
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$115,000	$124,000	$121,033	1.37%
FRB borrowings	281,650	355,484	223,869	0.35%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multifamily, and commercial real estate mortgage loan portfolios, as well as selected investment portfolio securities. FRB borrowings in the 2021 and 2020 periods consist exclusively of PPPLF advances secured by PPP loans.

Subordinated notes, net, totaled $40.0 million as of December 31, 2021 compared to $24.5 million as of December 31, 2020, a $15.5 million increase for the year ended December 31 2021, which was primarily attributable to $31.9 million of subordinated notes assumed in the Bay Banks Merger, partially offset by two subordinated note redemptions in 2021. The Company redeemed subordinated notes with an initial aggregate principal balance of $10.0 million and $7.0 million in the second and third quarters of 2021, respectively.

Liquidity. Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. The Company must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. Stable core deposits and a strong capital position provide the base for the Company’s liquidity position. The objective of the Company’s liquidity management program is to ensure that it has sufficient resources to meet the demands of depositors and borrowers. Management believes the Company has demonstrated its ability to attract deposits do to its branch locations, personal service, technology, and pricing.

In addition to deposits, the Company has access to the various wholesale funding markets. These markets include the brokered certificate of deposit market, listing service deposit market, and the federal funds market. The Bank is a member of the IntraFi Network, which allows banking customers to access FDIC insurance protection on deposits through the Bank, which exceed FDIC insurance limits. The Bank has one-way authority with IntraFi for both its Certificate of Deposit Account Registry Service and Insured Cash Swap Service products, which provides the Bank the ability to access additional wholesale funding as needed. The Company maintains a secured line of credit with the FHLB for which the Bank can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces the Company’s reliance on any one source for funding.

Cash flows from amortizing or maturing assets (loans and securities) also provide funding to meet the needs of depositors and borrowers.

The Bank has a line of credit from the FHLB of $358.1 million as of December 31, 2021, with available credit of $263.1 million as of the same date. Outstanding advances drawn on this line totaled $10.0 million and letters of credit pledged for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia, which also reduce the available credit balance, totaled $85.0 million as December 31, 2021. The FHLB may provide a credit line of up to 30% of the Bank’s asset value as of the prior quarter-end, subject to certain eligibility requirements, and loan and/or securities collateral pledged.

The Bank had five unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $44.0 million and $38.0 million at December 31, 2021 and 2020, respectively. These lines bear interest at the prevailing rate for such lines and are cancellable at any time by the correspondent banks. These lines were not drawn upon at December 31, 2021 or 2020.

The Company’s liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that the Company may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or the Company. The Company’s ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. The Company has established a formal liquidity contingency plan, which provides guidelines for liquidity management. For the Company’s liquidity management program, the current liquidity position is determined and then forecasted based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. The Company then stresses its liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushions and under each stress scenario have been established by policies approved by the board of directors. Management believes the Company has sufficient resources to meet its liquidity needs.

Capital. Capital adequacy is an important measure of financial stability and performance. Management's objectives are to maintain a level of capitalization that is sufficient for the Bank to be categorized as "well capitalized" for regulatory purposes, to sustain asset growth, and promote depositor and investor confidence.

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

The Basel III Capital Rules were phased-in over a multi-year schedule and were fully phased-in on January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. As of December 31, 2021, the Bank met all capital adequacy requirement to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2021, the most recent regulatory notification, categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category.

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

	As of December 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

	As of December 31, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$109,219	13.10%	$87,574	10.50%	$83,404	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$70,893	8.50%	$66,723	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$58,383	7.00%	$54,213	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$98,751	8.34%	$47,363	4.00%	$59,180	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2021 and December 31, 2020, the Company had outstanding loan commitments of $475.1 million and $126.0 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of December 31, 2021 and 2020, commitments under outstanding performance stand-by letters of credit totaled $655 thousand and $0, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2021 and 2020, commitments under outstanding financial stand-by letters of credit totaled $4.5 million and $6.1 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

The Company invests in various partnerships and limited liability companies, many of which invest in early-stage companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods, pursuant to capital calls. At December 31, 2021, the Company had future commitments outstanding totaling $8.3 million related to these investments.

The Company also has investments in various small business investment company ("SBIC") funds. The Company's obligations to these funds are satisfied in the form of capital calls that occur during the commitment period. As of December 31, 2021, the Company's remaining capital commitments associated with its investments in SBIC funds was $11.4 million.

Interest Rate Risk Management

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and other market-based index rates. The Company’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Bank maintains. The Company manages interest rate risk through an asset and liability committee comprised of members of its board of directors and management (the “ALCO”). The ALCO is responsible for monitoring the Company’s interest rate risk in conjunction with liquidity and capital management.

The Company employs an independent consulting firm to model its interest rate sensitivity that uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Assumptions for modeling are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how management expects rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts, as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates, and the developed assumptions, the model produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. The model then simulates what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two-year period and include rapid rate changes of down 100 basis points to 200 basis points and up 100 basis points to 400 basis points. The results of these simulations are then compared to the base case.

	December 31, 2021
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$6,171	7.0%	$14,874	17.2%
+300 basis points	5,919	6.7%	12,505	14.5%
+200 basis points	4,783	5.4%	9,328	10.8%
+100 basis points	2,731	3.1%	5,175	6.0%
Base case	—	—	—	—
-100 basis points	(2,863)	(3.2%)	(3,654)	(4.2%)
-200 basis points	(4,258)	(4.8%)	(5,498)	(6.4%)

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

The asset and liability repricing characteristics of the Company’s assets and liabilities will have a significant impact on its future interest rate risk profile.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated herein by reference to the information in section "Interest Rate Risk Management" within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blue Ridge Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Ridge Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Raleigh, North Carolina

March 11, 2022

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

(Dollars in thousands except share data)	2021	2020
ASSETS
Cash and due from banks	$130,643	$117,945
Federal funds sold	43,903	775
Securities available for sale, at fair value	373,532	109,475
Restricted and other equity investments	22,518	11,173
Other investments	13,643	6,565
Loans held for sale	121,943	152,931
Paycheck Protection Program loans, net of deferred fees and costs	30,406	288,533
Loans held for investment, net of deferred fees and costs	1,777,172	728,161
Less allowance for loan losses	(12,121)	(13,827)
Loans held for investment, net	1,765,051	714,334
Accrued interest receivable	9,573	5,428
Other real estate owned	157	—
Premises and equipment, net	26,661	14,831
Right-of-use asset	6,317	5,328
Bank owned life insurance	46,545	15,724
Goodwill	26,826	19,620
Other intangible assets	7,742	2,581
Mortgage derivative asset	1,876	5,293
Mortgage servicing rights, net	16,469	7,084
Mortgage brokerage receivable	4,064	8,516
Interest rate swap asset	199	1,716
Other assets	17,071	10,406
Total assets	$2,665,139	$1,498,258
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$706,088	$333,051
Interest-bearing demand and money market deposits	941,805	282,263
Savings	150,376	78,352
Time deposits	499,502	251,443
Total deposits	2,297,771	945,109
FHLB borrowings	10,111	115,000
FRB borrowings	17,901	281,650
Subordinated notes, net	39,986	24,506
Lease liability	7,651	5,506
Interest rate swap liability	199	2,735
Other liabilities	14,381	15,552
Total liabilities	2,388,000	1,390,058
Commitments and contingencies (Note 23)
Stockholders’ Equity:
Common stock, no par value; 25,000,000 shares authorized; 18,774,082 and 8,577,932 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (1)	194,309	66,771
Additional paid-in capital	252	252
Retained earnings	85,982	40,688
Accumulated other comprehensive (loss) income, net of tax	(3,632)	264
Total Blue Ridge Bankshares, Inc. stockholders' equity	276,911	107,975
Noncontrolling interest	228	225
Total stockholders’ equity	277,139	108,200
Total liabilities and stockholders’ equity	$2,665,139	$1,498,258

(1) Common stock as of the periods presented is reflective of the Company's 3-for-2 stock split effective April 30, 2021.

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2021 and 2020

(Dollars in thousands, except per share data)	2021	2020
INTEREST INCOME
Interest and fees on loans	$97,933	$51,559
Interest on securities, deposit accounts, and federal funds sold	5,613	2,901
Total interest income	103,546	54,460
INTEREST EXPENSE
Interest on deposits	6,437	6,246
Interest on subordinated notes	2,627	1,265
Interest on FHLB and FRB borrowings	2,001	2,439
Total interest expense	11,065	9,950
Net interest income	92,481	44,510
Provision for loan losses	117	10,450
Net interest income after provision for loan losses	92,364	34,060
NONINTEREST INCOME
Gain on sale of Paycheck Protection Program loans	24,315	—
Residential mortgage banking income, net	28,624	44,460
Mortgage servicing rights	8,398	7,084
Gain on termination of interest rate swaps	6,221	—
Gain on sale of guaranteed government loans	2,005	880
Wealth and trust management	2,373	—
Service charges on deposit accounts	1,464	905
Increase in cash surrender value of bank owned life insurance	932	390
Payroll processing	941	974
Bank and purchase card, net	1,805	1,297
Fair value adjustments of other equity investments	7,316	—
Other	3,561	834
Total noninterest income	87,955	56,824
NONINTEREST EXPENSE
Salaries and employee benefits	61,891	45,418
Occupancy and equipment	6,508	3,551
Data processing	4,441	2,683
Legal, issuer, and regulatory filing	1,736	2,687
Advertising and marketing	1,403	776
Communications	2,814	721
Audit and accounting fees	902	436
FDIC insurance	1,014	749
Intangible amortization	1,867	825
Other contractual services	2,783	1,408
Other taxes and assessments	2,613	1,013
Merger-related	11,868	2,372
Other	12,302	5,748
Total noninterest expense	112,142	68,387
Income before income tax expense	68,177	22,497
Income tax expense	15,697	4,800
Net income	$52,480	$17,697
Net income attributable to noncontrolling interest	(3)	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$52,477	$17,696
Net income available to common stockholders	$52,477	$17,696
Basic and diluted earnings per common share (EPS) (1)	$2.94	$2.07

(1) EPS has been adjusted for all periods presented to reflect the Company's 3-for-2 stock split effective April 30, 2021.

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2021 and 2020

	For the years ended December 31,
(Dollars in thousands)	2021	2020
Net income	$52,480	$17,697
Other comprehensive income (loss):
Gross unrealized (losses) gains on securities available for sale arising during the period	(6,093)	491
Deferred income tax benefit (expense)	1,279	(103)
Reclassification of net loss (gain) on securities available for sale included in net income	144	(211)
Income tax (benefit) expense	(30)	44
Unrealized (losses) gains on securities available for sale arising during the period, net of tax	(4,700)	221
Transfer of securities held to maturity to available for sale	—	538
Deferred income tax expense	—	(113)
Unrealized gains on transfer of held-to-maturity securities to available for sale, net of tax	—	425
Gross unrealized gains (losses) on interest rate swaps	7,240	(774)
Deferred income tax (expense) benefit	(1,521)	163
Reclassification of net gains on interest rate swaps included in net income	(6,221)	—
Income tax expense	1,307	—
Unrealized gains (losses) on interest rate swaps, net of tax	805	(611)
Gross unrealized losses on pension and post-retirement benefit plans	(2)	—
Deferred income tax benefit	1	—
Unrealized losses on pension and post-retirement benefit plans	(1)	—
Other comprehensive (loss) income, net of tax	(3,896)	35
Comprehensive net income	$48,584	$17,732
Comprehensive net income attributable to noncontrolling interest	(3)	(1)
Comprehensive net income attributable to Blue Ridge Bankshares, Inc.	$48,581	$17,731

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

As of and for the years ended December 31, 2021 and 2020

(Dollars in thousands except share data)	Shares of Common Stock (1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interest	Total
Balance, December 31, 2019	8,487,878	$66,204	$252	$25,428	$229	$224	$92,337
Net income	—	—	—	17,696	—	1	17,697
Other comprehensive income	—	—	—	—	35	—	35
Dividends on common stock	—	—	—	(2,436)	—	—	(2,436)
Restricted stock awards, net of forfeitures	90,054	567	—	—	—	—	567
Balance, December 31, 2020	8,577,932	$66,771	$252	$40,688	$264	$225	$108,200
Net income	—	—	—	52,477	—	3	52,480
Other comprehensive loss	—	—	—	—	(3,896)	—	(3,896)
Dividends on common stock	—	—	—	(7,183)	—	—	(7,183)
Issuance of common stock and other consideration paid in business combination	9,951,743	125,403	—	—	—	—	125,403
Stock option exercises	89,786	804	—	—	—	—	804
Restricted stock awards, net of forfeitures	154,621	1,331	—	—	—	—	1,331
Balance, December 31, 2021	18,774,082	$194,309	$252	$85,982	$(3,632)	$228	$277,139

(1) Common stock outstanding as of and for the periods presented is reflective of the Company's 3-for-2 stock split effective April 30, 2021.

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

(Dollars in thousands)	2021	2020
Cash Flows From Operating Activities
Net income	$52,480	$17,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,168	951
Deferred income taxes	1,923	(1,680)
Provision for loan losses	117	10,450
Accretion of fair value adjustments (discounts) on acquired loans	(2,006)	(1,030)
Amortization of fair value adjustments (premiums) on assumed time deposits	(3,225)	(23)
Amortization of fair value adjustments (premiums) on assumed subordinated notes	(176)	—
Fair value adjustments on other real estate owned	75	—
Fair value adjustments of other equity investments	(7,316)	—
Proceeds from sale of loans held for sale	1,228,021	1,099,378
Loans held for sale, originated	(1,171,787)	(1,180,190)
Gain on sale of loans held for sale, originated	(21,432)	(42,140)
Gain on sale of Paycheck Protection Program loans	(24,315)	—
Realized losses (gains) on sale of available for sale securities	144	(211)
Loss on disposal of premises and equipment	110	160
Investment amortization expense, net	1,865	1,138
Amortization of subordinated debt issuance costs	206	55
Intangible amortization	1,867	825
Increase in cash surrender value of bank owned life insurance	(932)	(390)
Decrease (increase) in other assets	12,442	(26,332)
(Decrease) increase in other liabilities	(10,921)	13,002
Net cash provided by (used in) operating activities	59,308	(108,340)
Cash Flows From Investing Activities
Net increase in federal funds sold	(41,396)	(295)
Purchases of securities available for sale	(264,929)	(44,164)
Proceeds from calls, sales, paydowns and maturities of securities available for sale	71,804	53,595
Proceeds from calls, sales, paydowns and maturities of securities held to maturity	—	1,212
Proceeds from sale of other real estate owned	341	—
Net change in restricted equity and other equity investments	(205)	(3,039)
Proceeds from sale of Paycheck Protection Program loans	705,930	—
Net change in Paycheck Protection Program loans	(382,830)	(292,068)
Net increase in loans held for investment	(59,053)	(53,320)
Purchases of premises and equipment	(1,256)	(3,010)
Proceeds from sale of premises and equipment	547	719
Purchases of bank owned life insurance	(9,600)	—
Capital calls of other investments	(11,582)	(609)
Net cash acquired in acquisition of Bay Banks of Virginia, Inc.	44,066	—
Distributions from other investments	647	94
Net cash provided by (used in) investing activities	52,484	(340,885)
Cash Flows From Financing Activities
Net increase in demand, savings and other interest-bearing deposits	452,173	232,591
Net decrease in time deposits	(127,174)	(9,512)
Dividends paid on common stock	(7,183)	(2,436)
Federal Home Loan Bank advances	721,000	676,900
Federal Home Loan Bank repayments	(836,000)	(686,700)
Federal Reserve Bank advances	434,336	363,682
Federal Reserve Bank repayments	(722,900)	(82,032)
Stock options exercised	804	—
Payment of subordinated notes issuance costs	—	(349)
Issuance of subordinated notes	—	15,000
Redemptions of subordinated notes	(14,150)	—
Net cash (used in) provided by financing activities	(99,094)	507,144
Net increase in cash and due from banks	12,698	57,919
Cash and due from banks at beginning of period	117,945	60,026
Cash and due from banks at end of period	$130,643	$117,945

Supplemental Schedule of Cash Flow Information
Cash paid for:

Interest	$11,583	$10,030
Income taxes	$10,131	$2,000
Non-cash investing and financing activities:
Unrealized (losses) gains on securities available for sale	$(6,024)	$1,029
Transfer of securities from held to maturity to available for sale	$—	$10,980
Issuance of restricted stock awards, net of forfeitures	$1,331	$567
Assets acquired in acquisition	$1,224,583	$—
Liabilities assumed in acquisition	$1,107,036	$—
Effective settlement of subordinated notes in business combination	$650	$—
Change in goodwill	$7,206	$23

See accompanying notes to consolidated financial statements.

Note 1. Organization and Basis of Presentation

Blue Ridge Bankshares, Inc. (the "Company"), a Virginia corporation, was formed in 1988 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Charlottesville, Virginia and conducts its business activities primarily through its wholly-owned subsidiary bank, Blue Ridge Bank, National Association (the "Bank") and its wealth and trust management subsidiary, BRB Financial Group, Inc. (the “Financial Group”). The Company exists primarily for the purposes of holding the stock of its subsidiaries, the Bank and the Financial Group.

The Bank operates under a national charter and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”). Consequently, it undergoes periodic examinations by this regulatory authority. As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System and the Bureau of Financial Institutions of the Virginia State Corporation Commission, which also periodically conduct examinations of the holding company's activities.

As of December 31, 2021, the Bank operated twenty-six full-service banking offices across its footprint, which stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and north-central North Carolina.

The Company, through the Financial Group, offers management services for personal and corporate trusts, including estate planning, estate settlement and trust administration, insurance products, and investment and wealth management. The Bank’s mortgage banking activities include a retail mortgage business operating as Monarch Mortgage and wholesale mortgage business operating as LenderSelect Mortgage Group ("LenderSelect"). LenderSelect offers wholesale and third-party residential mortgage origination services to other financial institutions and credit unions. The Company, through its minority investment in Hammond Insurance Agency, Inc. (“Hammond Insurance”) offers property and casualty insurance to individuals and businesses. Payroll processing services are offered through the Bank’s majority-owned subsidiary, MoneyWise Payroll Solutions, Inc. ("MoneyWise Payroll"). and employment benefit services are offered under the trade name BluePoint Benefits ("BluePoint Benefits").

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

On July 14, 2021, the Company and FVCBankcorp, Inc. (“FVCB”) jointly announced they had entered into a definitive agreement pursuant to which FVCB would merge with and into the Company in an all-stock merger of equals. On January 20, 2022, the Company and FVCB jointly announced a mutual agreement to terminate their merger agreement. Both the Company and FVCB agreed that each company will bear its own costs and expenses in connection with the terminated transaction, and that neither party will pay any termination fee as a result of the mutual decision to terminate the merger agreement.

The accompanying consolidated financial statements of the Company include the accounts of the Bank, the Financial Group, and MoneyWise Payroll (net of noncontrolling interest) and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation.

Information contained herein as of December 31, 2021 includes the balances of Bay Banks; information contained herein as of and for the year ended December 31, 2020 does not include the balances of Bay Banks. Information for the year ended December 31, 2021 includes the operations of Bay Banks for the period immediately following the effective date of the Bay Banks Merger (January 31, 2021) through December 31, 2021.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations, including the following instances. The reclassifications had no effect on net income, net income per share, or shareholders’ equity, as previously reported.

Correction of Immaterial Classification Errors

During the fourth quarter of 2021, the Company determined that the classification of certain consumer loan balances that had originated through its programs with financial technology (fintech) companies, which had been reported on its consolidated balance sheets as loans held for investment, should have been reported as loans held for sale. The Company has changed the classification of these loans on its December 31, 2020 consolidated balance sheet, which resulted in a $4.7 million decrease from what was previously reported in the Company's 2020 Form 10-K in loans held for investment, with a corresponding increase of $4.7 million in loans held for sale. The change in classification did not affect the Company's reported total assets or earnings as of and for the year ended December 31, 2020 on its consolidated balance sheets and statements of operations, respectively.

During the third quarter of 2021, the Company determined that its 35% investment in Hammond Insurance, which had been reported on its consolidated balance sheets in goodwill and other intangible assets, should have been reported as other assets. Also during the third quarter of 2021, the Company determined that its acquisition of BluePoint Benefits, which had been reported on its consolidated balance sheets in other assets, should have been reported as goodwill. The Company has changed the classification of both investments on its December 31, 2020 consolidated balance sheets. The change in the classification for the investment in Hammond Insurance resulted in a $613 thousand and $341 thousand decrease from what was previously reported in the Company's 2020 Form 10-K in goodwill and other intangible assets, respectively, with a corresponding increase of $954 thousand in other investments as of December 31, 2020. The change in the classification for the investment in BluePoint Benefits resulted in a $340 thousand decrease from what was previously reported in the 2020 Form 10-K in other assets with a corresponding increase of the same amount in goodwill as of December 31, 2020. Neither change in classification for the Company's investment in Hammond Insurance and BluePoint Benefits affected the Company's reported total assets or earnings as of and for the year ended December 31, 2020 on its consolidated balance sheet and statement of operations, respectively.

During the first quarter of 2021, the Company determined a loan arrangement with a third-party financial institution for the purpose of residential mortgage loan originations, which had been reported on its consolidated balance sheets as loans held for sale, should have been reported as loans held for investment. The Company has changed the classification of this loan on its December 31, 2020 consolidated balance sheet, which resulted in a $30.4 million decrease from what was previously reported in the Company’s 2020 Form 10-K in loans held for sale with a corresponding increase of the same amount in loans held for investment as of December 31, 2020. There were no outstanding loans under this arrangement as of December 31, 2021. The change in classification did not affect the Company’s reported earnings for 2020, the Company does not believe any material allowance for loan losses would have been necessary for this loan as of December 31, 2020, and the Company believes its allowance for loan losses was adequate as of December 31, 2020. This reclassification did not change total loans or total assets on the Company’s consolidated balance sheets.

The Company evaluated the effect of the previously noted incorrect presentations, both qualitatively and quantitatively, and concluded that its previously issued financial statements were not materially misstated due to the changes in classification.

Note 2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with GAAP.

(a) Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to accounting for business combinations, accounting for acquired loans, the allowance for loan losses, the valuation of deferred tax assets, mortgage servicing rights, and the valuation of derivative and hedging instruments.

(b) Accounting for Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805. ASC 805 requires that the assets acquired and liabilities assumed in a business combination be recorded based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed, including identifiable intangibles, is recorded as goodwill. The determination of fair values requires management to make estimates about future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to actual results that may differ materially from the estimates made.

(c) Cash and due from banks and federal funds sold

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

(d) Investment Securities

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

Investment securities for which the fair value of the security is less than its amortized cost are evaluated on a quarterly basis for credit related other-than-temporary impairment ("OTTI"). For debt securities, impairment is considered other-than-temporary and recognized in its entirety in the consolidated statements of income if either the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery, management must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is credit loss, the loss is recognized in the consolidated statements of income, and the remaining portion of the impairment is recognized in other comprehensive income (loss). Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The Company has made investments in several fintech companies, which are being accounted for as equity securities under ASC 321, Investments - Equity Investments. None of the Company's fintech investments have readily-determinable fair values and most are reported at cost, less impairment, if any. However, several of the fintech entities had observable market transactions in 2021 that, in the opinion of management, were similar to the

Company's existing investments. Accordingly, the Company recorded fair market value adjustments (unrealized gains) on its existing investments totaling $7.3 million for the year ended December 31, 2021, which is reported in noninterest income as fair value adjustments on other equity investments on the Company's consolidated statements of operations. These investments, inclusive of the fair value adjustments, totaled $14.2 million and $3.0 million as of December 31, 2021 and 2020, respectively, and are included in restricted and other equity investments on the Company's consolidated balance sheets.

(e) Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at estimated fair value in the aggregate. Changes in fair value are recognized in residential mortgage banking income on the consolidated statements of income. The Company participates in a mandatory delivery program for its government guaranteed and conventional mortgage loans. Under the mandatory delivery program, loans with interest rate locks are paired with the sale of a to-be-announced (“TBA”) mortgage-backed security bearing similar attributes in the aggregate. Under the mandatory delivery program, the Bank commits to deliver loans to an investor at an agreed upon price after the close of such loans. This differs from a best efforts delivery, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked.

Certain consumer loans originated by the Company and sourced by fintech partners are classified on the Company's consolidated balance sheets as held for sale. These loans are originated by the Bank and either sold directly to the applicable fintech partner or another investor at par, generally up to 10 days from origination. These loans are carried at cost. As of December 31, 2021 and 2020, fintech loans held for sale totaled $5.8 million and $4.7 million, respectively, and are included in loans held for sale on the Company's consolidated balance sheets.

(f) Loans Held for Investment and Allowance for Loan Losses

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

As a result of the Bay Banks Merger and the Company's acquisition of Virginia Community Bankshares, Inc. in 2019, the Company's loan portfolio is segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans). The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality or ASC 310-20 Nonrefundable Fees and Other Costs.

Purchased credit-impaired (“PCI”) loans, which were the non-performing loans acquired in the Company's acquisitions, were acquired at a discount that is due, in part, to credit quality and are accounted for under ASC 310-30. These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment to any previously recognized allowance for loan loss for that pool of loans and then through an increase in the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflects only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

The Company periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for PCI loans. These evaluations, performed no less than semi-annually, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis, if the acquired pools of PCI loans perform better than originally expected, the

Company would expect to receive more future cash flows than originally modeled at the acquisition date. For the pools with better than expected cash flows, the forecasted increase would be recorded as an additional accretable yield that is recognized as a prospective increase to the Company's interest income on loans.

Loans are generally placed into nonaccrual status when they are past-due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days and the borrower demonstrates the ability to pay and remain current. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well secured and are in the process of collection. Loans are charged-off in whole or in part when a loan or a portion thereof is considered uncollectible.

Non-performing assets include nonaccrual loans, loans past due 90 days or more, and other real estate owned (“OREO”).

The Company maintains an allowance for loan losses at a level that represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends, and specific conditions of the individual borrowers. As a part of the analysis, the Company uses comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends, and conditions and concentrations of credit, competition, and loan review results to support estimates.

The allowance for loan losses is increased or decreased by provision losses or reversals to earnings, increased by recoveries of previously charged-off loans, and decreased by loan charge-offs.

The Company also maintains an allowance for loan losses for acquired loans: (i) accounted for under ASC 310-30, when there is deterioration in credit quality subsequent to acquisition, and (ii) accounted for under ASC 310-20, when the inherent losses in the loans exceed the remaining discount recorded at the time of acquisition.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. The Company considers a loan to be impaired when 1) the risk grade of the loan is special mention or worse and the balance of the loan exceeds $500,000, or 2) the loan is a troubled debt restructuring ("TDR"), regardless of balance. The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. The Company evaluates the impairment of certain loans on a loan-by-loan basis for those loans that are adversely risk rated. Measurement of impairment is based on the expected future cash flows of an impaired loan, discounted at the loan's effective interest rate, or measured on an observable market value, if one exists, or the fair value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) an impairment is recognized and a specific reserve is established for the impaired loan. Loans classified as loss loans are fully reserved or charged-off. The general component of the allowance for loan losses covers those loans not classified as impaired and those loans classified as impaired that are not individually evaluated for impairment. Loans in the general component population are segmented into homogenous groups that share similar characteristics and receive a loss factor that is based on historical loss experience and adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data. Internal and external factors include, but are not limited to, internal underwriting standards, loan portfolio composition and concentrations, and local and national economic conditions.

Loans considered to be TDRs are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or nonaccruing status. Nonaccruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring, if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and if they meet certain performance criteria.

Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), banks had the option to temporarily suspend certain requirements of GAAP related to TDRs for a limited period of time if the following conditions were met: the borrower's loan modification was related to the COVID-19 pandemic; the loan modified was not more than 30 days past due as of December 31, 2019, and the loan modification occurred between March 1, 2020 and the earlier of January 1, 2022 or the date that is 60 days after the COVID-19 national emergency declared under the National Emergencies Act is terminated by the President of the United States. All loan modifications made by the Company that met the requirements for modifications under the CARES Act were made on a good faith basis to borrowers and accordingly were not designated as TDRs as of and for the years ended December 31, 2021 and 2020.

(g) Premises and Equipment

Land is carried at cost. Premises and equipment, other than land, are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives ranges from 39 to 40 years for buildings and from 3 to 15 years for furniture, fixtures, and equipment.

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful life of the improvements or the lease term. Purchased computer software, which is capitalized, is amortized over estimated useful lives of one to three years.

(h) Leases

In accordance with the requirements of ASC 842, Leases, the Company evaluates new real estate and equipment leases to determine whether the contractual arrangements constitute a lease, or contain an embedded lease, which would be in scope under ASC 842 and whether such leases would meet the requirements of an operating or financing lease under the standard.

For operating leases, right-of-use assets (“ROU assets”) and lease liabilities are recognized at the commencement date of the lease. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term and are measured as the present value of the lease payments over the lease term. ROU assets are measured as the amount of the lease liability adjusted for certain items such as prepaid lease payments, unamortized lease incentives, and unamortized direct costs. ROU assets are amortized on a straight-line basis less the periodic interest expense adjustment of the lease liability and the amortization is included in occupancy expense in the Company’s consolidated statements of operations. The discount rate used for the present value calculations for lease liabilities was the rate implicit in the lease if determinable, and when the rate was not determinable, the Company used its incremental, collateralized borrowing rate with the FHLB for the period that most closely coincided with the respective lease term as of the commencement date of the lease.

Most of the Company’s leases include renewal options, with renewal terms extending the lease obligation up to as much as five years. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised as assessed at lease commencement. As of and for the years ended December 31, 2021 and 2020, the Company did not have any leases that met the standard definition of a finance lease nor did it engage in any sale-leaseback transactions or have any sublease income. In accordance with the ASU, the Company elects not to recognize an ROU asset and lease obligation for contracts with an initial term of twelve months or less. The expense associated with these short-term leases is included in noninterest expense in the consolidated statements of operations. To the extent that a lease arrangement includes both lease and non-lease components, the Company has elected not to account for these separately.

Rent expense on operating leases is recorded using the straight-line method over the appropriate lease term.

(i) Goodwill and Other Intangible Assets

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value with its carrying amount. Impairment is indicated when the carrying amount of a reporting unit exceeds its estimated fair value.

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs the impairment test annually during the fourth quarter. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Intangible assets with definite useful lives are amortized over their estimated useful lives and tested for impairment if events and circumstances exist that might indicate impairment may have occurred.

No impairment was recorded for goodwill and other intangible assets in 2021 and 2020.

(j) Mortgage Servicing Rights (“MSR”) Assets

MSR assets represent the economic value associated with servicing a borrower during the life of the mortgage. The assets are separate from the underlying mortgage and may be retained or sold by the Company when the related mortgage is sold. Per ASC 860-50, Transfers and Servicing, MSR assets are initially recognized at fair value and subsequently accounted for using either the amortization method or the fair value measurement method. The Company elected to account for MSR assets using the amortization method, which requires that the servicing asset be amortized in proportion to and over the period of estimated net servicing income. ASC 860-50 also requires that MSR assets accounted for using the amortization method be evaluated for impairment each reporting period and reported at the lower of amortized cost or fair market value. MSR assets and income servicing, net of amortization and impairment, if any, are reported on the Company’s consolidated balance sheets and consolidated statements of income, respectively.

(k) Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and reported as OREO. At the time of acquisition these properties are recorded at estimated fair value less estimated selling costs, with any write down charged to the allowance for loan losses and any gain on foreclosure recorded in the allowance up to the amount previously changed off, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at the lower of cost or fair value, less estimated selling costs. Adjustments are made for subsequent declines in the fair value of the assets, less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the period of the transaction.

(l) Cash Surrender Value of Life Insurance

The Company has purchased life insurance policies on certain key employees. The cash surrender value of life insurance is recorded at the gross amount that can be realized under the insurance contract at the balance date, which is the cash surrender value. The increase in the cash surrender value over time is recorded as other noninterest income. The Company monitors the financial strength and condition of the counterparty.

(m) Income Taxes

Income taxes are accounted for using the balance sheet method in accordance with ASC 740, Accounting for Income Taxes. Per ASC 740, the objective is to recognize (a) the amount of taxes payable or refundable for the current year, and (b) defer tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or federal income tax returns. Deferred tax assets and liabilities are determined based on the tax effects of the temporary differences between the book (i.e., financial statement) and tax bases of the various balance sheet assets and liabilities and give current recognition to changes in tax rates and laws. Temporary differences are reversed in the period in which an amount or amounts become taxable or deductible.

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

(n) Earnings Per Share

Accounting guidance specifies the computation, presentation, and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities, or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued. The Company had 9,898 and zero dilutive weighted average common shares outstanding for the years ended December 31, 2021 and 2020, respectively, which were attributable to exercisable stock options.

(o) Derivatives

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

During the normal course of business, the Company enters into commitments to originate mortgage loans, whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Bank enters into positions of forward month mortgage-backed securities (“MBS”) to be announced (“TBA”) contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis. The Company enters into TBA contracts in order to control interest rate risk during the period between the rate lock commitment and mandatory sale of the mortgage loan. Both the rate lock commitment and the TBA contract are considered derivatives. A mortgage loan sold on a best efforts basis is locked into a forward sales contract with a counterparty on the same day as the rate lock commitment to control interest rate risk during the period between the commitment and the sale of the mortgage loan. Both the rate lock commitment and the forward sales contract are considered derivatives.

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

The Company enters into interest rate swap agreements to accommodate the needs of its banking customers. The Company mitigates the interest rate risk entering into these swap agreements by entering into equal and offsetting swap agreements with a highly-rated third-party financial institutions. These back-to-back swap agreements are a free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets.

The Company entered into various interest rate swaps in 2020 and 2019 that qualified as cash flow hedges as defined by ASC 815, Derivatives and Hedging. The objective of these interest rate swaps was to hedge against the risk of variability in its cash flows attributable to changes in the 3-month LIBOR benchmark rate component of forecasted three-month fixed rate funding advances from the FHLB. The hedging objective was to reduce the interest rate risk associated with the Company’s fixed rate advances from the designation date and going through the maturity date. These cash flow hedges are recorded at fair value in the Company’s consolidated balance sheets. The Company terminated these cash flow hedges during the fourth quarter of 2021.

(p) Pension and Post-retirement Benefit Plans

As part of the Bay Banks Merger, the Company assumed a noncontributory cash balance benefit pension plan, which was frozen in 2012. The plan covers employees who had become vested in the plan as of the date it was frozen. The Company also assumed a post-retirement benefit plan as a result of the Bay Banker Merger that covers eligible retirees’ medical and life insurance benefits, which was frozen to new employees as of March 1, 2018. The Company accounts for both its pension and post-retirement benefit plans in accordance with ASC 715, Compensation-Retirement Benefits.

(q) Business Segments

The Company has three reportable business segments: commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general banking activities to its customers. It is distinct from the Company's mortgage banking division, which concentrates on individual, wholesale, and participated mortgage lending, and sales activities. Activities at the holding company or parent level are primarily associated with investments, borrowings, and certain noninterest expenses.

(r) Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. As a “smaller reporting company” under Securities and Exchange Commission (“SEC”) rules, the Company will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has a cross-functional working group, supported by a third-party consultant, that is implementing the requirements of ASU 2016-13 by the adoption date.

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

Note 3. Business Combinations

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

The Bay Banks Merger combined two banks with complementary capabilities and geographical focus, thus provided the opportunity for the organization to leverage its existing infrastructure, including people, processes, and systems, across a larger asset base.

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

Loans. The acquired loan portfolio was segregated into two categories for valuation purposes: PCI and purchased performing loans. PCI loans were identified as those loans that were nonaccrual prior to the business combination and those loans that were identified as potentially impaired. Potentially impaired loans were those loans that were identified during the credit review process where there was an indication that the borrower did not have sufficient cash flows to service the loan in accordance with its terms. Specifically, loans with a risk rating of special mention or worse, loans that had been previously restructured as a TDR, or loans that had a history of delinquent payments were deemed PCI. Performing loans were those loans that were currently performing in accordance with the loan contract and did not exhibit any significant deterioration in credit quality since origination.

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

The following table presents the purchased performing and PCI loans receivable at the date of the Bay Banks Merger and the fair value adjustments (discounts) recorded immediately following the merger:

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

FRB borrowings. The fair value of Federal Reserve Bank of Richmond (“FRB”) borrowings was deemed to approximate its carrying value. These borrowings are pursuant to the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”) and there is no comparable borrowing to advances under this facility.

Subordinated notes. The fair value of the subordinated notes was estimated by utilizing recent issuance interest rates for subordinated debt offerings of similar issuer size near the merger date and adjusted for time to redemption or maturity.

The fair value estimates are subject to change for up to one year after the effective date of the merger, if additional information relative to effective date fair values becomes available. No adjustments have been made to the fair value estimates through December 31, 2021.

Impact of Certain Fair Value Adjustments

The net effect of the amortization and accretion of premiums and discounts associated with the fair value adjustments to assets acquired and liabilities assumed in the Bay Banks Merger had the following effect on the consolidated statement of operations for the period stated.

(Dollars in thousands)	For the year ended December 31, 2021
Loans (1)	$1,593
Time deposits (2)	3,146
FHLB borrowings (3)	12
Subordinated notes (4)	171
CDI (5)	(1,194)
Net effect to income before income taxes	$3,728

(1) Loan discount accretion and premium (amortization) is included in interest and fees in the consolidated statements of operations.

(2) Time deposit premium amortization is included in interest on deposits in the consolidated statements of operations.

(3) FHLB borrowings premium amortization is included in interest on FHLB and FRB borrowings in the consolidated statements of operations.

(4) Subordinated notes premium amortization is included in the interest on subordinated notes in the consolidated statements of operations.

(5) CDI amortization is included in the intangible amortization in the consolidated statements of operations.

Pro Forma Financial Information

The following table presents the effect of the Bay Banks Merger on the Company on a pro forma basis, as if the merger had occurred at the beginning of 2020. Merger-related expenses of $11.9 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively, which are included in the Company’s consolidated statements of operations, are not included in the pro forma information below. Merger-related expenses incurred by Bay Banks prior to the completion of the Bay Banks Merger are not included in the Company’s consolidated statements of operations and are also not included in the pro forma information below. Net income includes pro forma adjustments for the accretion and amortization of estimated fair value adjustments on acquired loans and assumed time deposits and borrowings, as well as amortization of estimated CDI. A federal income tax rate of 21% was used in determining pro forma net income.

	For years ended December 31,
(Dollars in thousands, except per share data)	2021	2020
Revenue (net interest income plus noninterest income)	$183,226	$152,473
Net income	60,956	26,107
Earnings per common share	3.32	1.42

Note 4. Investment Securities and Other Investments

Investment securities available for sale are carried on the Company's consolidated balance sheets at fair value. The following table presents amortized cost, fair values, and gross unrealized gains and losses of investment securities at the dates stated.

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$51,341	$302	$(530)	$51,113
U.S. Treasury and agencies	65,680	—	(1,614)	64,066
Mortgage backed securities	222,968	403	(4,261)	219,110
Corporate bonds	38,752	808	(317)	39,243
Total investment securities	$378,741	$1,513	$(6,722)	$373,532

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$14,069	$258	$(68)	$14,259
U.S. Treasury and agencies	2,500	—	(91)	2,409
Mortgage backed securities	72,337	696	(398)	72,635
Corporate bonds	19,755	469	(52)	20,172
Total investment securities	$108,661	$1,423	$(609)	$109,475

At December 31, 2021 and 2020, securities with fair values of $8.7 million and $12.5 million, respectively, were pledged to secure public deposits with the Treasury Board of the Commonwealth of Virginia.

At December 31, 2021 and 2020, securities with fair values of $23.1 million and $29.4 million, respectively, were pledged to secure the Bank’s line of credit with the FHLB.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

		December 31, 2021
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	38	$27,905	$(530)	$—	$—	$27,905	$(530)
U.S. Treasury and agencies	22	64,067	(1,614)	—	—	64,067	(1,614)
Mortgage backed securities	54	186,924	(4,257)	543	(4)	187,467	(4,261)
Corporate bonds	11	6,770	(313)	996	(4)	7,766	(317)
Total	125	$285,666	$(6,714)	$1,539	$(8)	$287,205	$(6,722)

		December 31, 2020
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	6	$3,111	$(68)	$—	$—	$3,111	$(68)
U.S. Treasury and agencies	1	2,410	(91)	—	—	2,410	(91)
Mortgage backed securities	22	20,545	(65)	8,592	(333)	29,137	(398)
Corporate bonds	7	3,242	(7)	1,955	(45)	5,197	(52)
Total	36	$29,308	$(231)	$10,547	$(378)	$39,855	$(609)

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the dates stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$953	$954
Due after one year through five years	25,492	25,316
Due after five years through ten years	120,439	119,942
Due after ten years	231,857	227,320
Total	$378,741	$373,532

Restricted equity investments consisted of stock in the FHLB (carrying basis $1.7 million and $5.8 million at December 31, 2021 and 2020, respectively), FRB stock (carrying basis of $6.1 million and $2.2 million at December 31, 2021 and 2020, respectively), and stock in the Company’s correspondent bank (carrying basis of $468 thousand and $248 thousand at December 31, 2021 and 2020, respectively). Restricted equity investments are carried at cost.

The Company holds various other equity investments, including shares in other financial institutions and fintech companies, totaling $14.2 million and $3.0 million as of December 31, 2021 and 2020, respectively, which are carried at fair value with gain or loss, if any, reported in the consolidated statements of operations each reporting period.

The Company also holds investments in early-stage focused investment funds, small business investment company ("SBIC") funds, and low income housing partnerships, which are reported in other investments on the consolidated balance sheets. Early-stage focused investment funds primarily hold investments in fintech companies or early-stage technology companies that focus on bank offerings.

Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. No declines in fair value relative to amortized cost were deemed to be OTTI as of and for the years ended December 31, 2021 and 2020.

Note 5. Loans and Allowance for Loan Losses

The following table presents loans held for investment, including Paycheck Protection Program ("PPP") loans, as of the dates stated.

	December 31,
(Dollars in thousands)	2021	2020
Commercial and industrial	$320,827	$123,675
Paycheck Protection Program	30,742	292,068
Real estate – construction, commercial	146,523	54,702
Real estate – construction, residential	58,857	18,040
Real estate – mortgage, commercial	701,503	273,499
Real estate – mortgage, residential	493,982	213,404
Real estate – mortgage, farmland	6,173	3,615
Consumer loans	49,877	41,962
Gross loans	1,808,484	1,020,965
Less: deferred loan fees, net of costs	(906)	(4,271)
Total	$1,807,578	$1,016,694

In 2020, the Company participated in the PPP under the CARES Act (“PPP 1”). Through the PPP 1, the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses. PPP 1 loans have a two year term if originated prior to June 5, 2020, or a five-year term if originated on or subsequent to June 5, 2020, and earn an annual interest rate of 1%. Banks originating PPP 1 loans earned a processing fee of 1%, 3%, or 5% of the loan amount, depending on the size of the loan. The Company originated approximately $363.4 million in PPP 1 loans in 2020, and as of December 31, 2021, $18.0 million of PPP 1 loans were outstanding, including those acquired in the Bay Banks Merger.

In 2021 the Company participated in the PPP pursuant to the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, passed into law on December 27, 2020 (“PPP 2”). The PPP 2 was for loan applications received by May 31, 2021. The Company funded over 20,000 PPP 2 loans for approximately $730 million. PPP 2 loans have a contractual term of five years and earn an annual interest rate of 1%. Banks originating PPP 2 loans earned processing fees that were tiered depending on the size of the loan. Specifically, processing fees for loans of not more than $50,000 equaled 50% of the loan balance or $2,500, whichever was less; processing fees for loans more than $50,000 and not more than $350,000 equaled 5% of the loan balance, and processing fees for loans above $350,000 equaled 3% of the loan balance. Of the PPP 2 loans originated in 2021, approximately 19,500 with principal balances of $712.6 million were sold on June 28, 2021. Gross proceeds from the sale were $705.9 million and the Company recorded a pre-tax gain in noninterest income of $24.3 million on the sale after giving effect to $30.9 million of unamortized fees, net of deferred costs, and the sale discount. As of December 31, 2021, the Company held PPP 2 loans with aggregate principal balances and unamortized fees, net of deferred costs, of $12.7 million and $348 thousand, respectively.

The Company believes that the majority of PPP 1 and PPP 2 loans will be forgiven, in accordance with the terms of the program, and will be paid in full pursuant to the U.S. government guarantee.

The Company is accounting for the PPP processing fees in accordance with ASC 310-20, Receivables Nonrefundable Fees and Other Costs, which requires fees, net of costs, to be deferred and amortized as a component of loan yield over the expected life of the loans, which the Company believes is one to three years for PPP 2 loans, depending on the individual loan balance. Of the $11.5 million of processing fees received in 2020 for PPP 1 loans, $4.8 million were recognized as a component of interest income for the year ended December 31, 2021. No unamortized PPP 1 fees remain as of December 31, 2021. PPP 2 processing fees, net of costs, totaled $43.4 million in 2021, of which $12.5 million were recognized as interest income for the year ended December 31, 2021, and $30.9 million were recognized as part of the gain on sale in the second quarter of 2021.

From the onset of the global COVID-19 pandemic, the Company proactively addressed the needs of its commercial and individual borrowers by modifying loans allowing for the short-term deferral of principal payments or of principal and interest payments. In response to the COVID-19 pandemic, during 2020, the Company approved over 550 loan deferrals for a total of $110.6 million. In addition, Bay Banks approved nearly 400 loan deferrals for approximately $160.0 million. Most of these loans are now past the deferment period and are back on normal payment schedules, and as of December 31, 2021, 15 loans were in deferment for a total of approximately $5.2 million. These loans were not designated as TDRs.

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $478.3 million and $213.3 million were pledged as of December 31, 2021 and 2020, respectively. Additionally, PPP loans were pledged as collateral for PPPLF advances in the amount of $17.9 million and $281.6 million as of December 31, 2021 and 2020, respectively.

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

	December 31,
(Dollars in thousands)	2021	2020
PCI loans
Outstanding principal balance	$97,418	$1,278
Carrying amount	84,029	1,085
Purchased performing loans
Outstanding principal balance	706,147	97,301
Carrying amount	703,333	96,317
Total acquired loans
Outstanding principal balance	803,565	98,579
Carrying amount	787,362	97,402

The following table presents the changes in the accretable yield for PCI loans for the periods stated.

(Dollars in thousands)	2021	2020
Balance, beginning of period	$123	$188
Additions	10,030	—
Accretion	(5,381)	(56)
Other changes, net	12,077	(9)
Balance, end of period	$16,849	$123

The following tables present the aging of the recorded investment of loans held for investment as of the dates stated.

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI	Current	Total Loans
Commercial and industrial	$2,338	$—	$30	$6,066	$8,434	$8,903	$303,490	$320,827
Paycheck Protection Program	—	—	—	—	—	—	30,742	30,742
Real estate – construction, commercial	271	—	—	88	359	14,754	131,410	146,523
Real estate – construction, residential	651	98	279	413	1,441	—	57,416	58,857
Real estate – mortgage, commercial	53	—	—	3,024	3,077	51,872	646,554	701,503
Real estate – mortgage, residential	13,950	1,587	359	5,190	21,086	7,621	465,275	493,982
Real estate – mortgage, farmland	—	—	—	—	—	—	6,173	6,173
Consumer	902	583	249	396	2,130	879	46,868	49,877
Less: deferred fees, net of costs	—	—	—	—	—	—	(906)	(906)
Total	$18,165	$2,268	$917	$15,177	$36,527	$84,029	$1,687,022	$1,807,578

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI	Current	Total Loans
Commercial and industrial	$1,117	$—	$—	$1,310	$2,427	$—	$121,248	$123,675
Paycheck Protection Program	—	—	—	—	—	—	292,068	292,068
Real estate – construction, commercial	—	—	—	—	—	35	54,667	54,702
Real estate – construction, residential	262	—	—	—	262	—	17,778	18,040
Real estate – mortgage, commercial	771	211	—	3,643	4,625	808	268,066	273,499
Real estate – mortgage, residential	1,062	—	46	881	1,989	242	211,173	213,404
Real estate – mortgage, farmland	—	—	—	—	—	—	3,615	3,615
Consumer	935	334	—	714	1,983	—	39,979	41,962
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(4,271)	(4,271)
Total	$4,147	$545	$46	$6,548	$11,286	$1,085	$1,004,323	$1,016,694

The following tables present the aging of the recorded investment of PCI loans as of the dates stated.

	December 31, 2021
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current	Total Loans
Commercial and industrial	$—	$—	$8,903	$8,903
Real estate – construction, commercial	—	—	14,754	14,754
Real estate – mortgage, commercial	—	—	51,872	51,872
Real estate – mortgage, residential	147	—	7,474	7,621
Consumer	—	4	875	879
Total PCI loans	$147	$4	$83,878	$84,029

	December 31, 2020
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current	Total Loans
Real estate – construction, commercial	$—	$—	$35	$35
Real estate – mortgage, commercial	224	—	584	808
Real estate – mortgage, residential	35	—	207	242
Total PCI loans	$259	$—	$826	$1,085

The following tables present the allowance for loan losses and the amount of loans evaluated for impairment, individually and collectively, by loan type as of the dates stated.

	December 31, 2021
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$8,903	$8,903	$—
Real estate – construction, commercial	—	14,754	14,754	—
Real estate – mortgage, commercial	—	51,872	51,872	—
Real estate – mortgage, residential	—	7,621	7,621	117
Consumer	—	879	879	—
Total PCI loans	—	84,029	84,029	117
Originated and purchased performing loans:
Commercial and industrial	4,612	307,312	311,924	2,859
Real estate – construction, commercial	527	131,242	131,769	895
Real estate – construction, residential	—	58,857	58,857	21
Real estate – mortgage, commercial	3,194	646,437	649,631	4,294
Real estate – mortgage, residential	1,400	484,961	486,361	1,376
Real estate – mortgage, farmland	—	6,173	6,173	18
Consumer	—	48,998	48,998	2,541
Total originated and purchased performing loans	9,733	1,683,980	1,693,713	12,004
Gross loans	9,733	1,768,009	1,777,742	12,121
Less: deferred loan fees, net of costs	—	(570)	(570)	—
Total	$9,733	$1,767,439	$1,777,172	$12,121

	December 31, 2020
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Real estate – construction, commercial	$—	$35	$35	$—
Real estate – mortgage, commercial	—	808	808	—
Real estate – mortgage, residential	—	242	242	—
Total PCI loans	—	1,085	1,085	—
Originated and purchased performing loans:
Commercial and industrial	234	123,441	123,675	3,762
Real estate – construction, commercial	—	54,667	54,667	960
Real estate – construction, residential	—	18,040	18,040	150
Real estate – mortgage, commercial	1,645	271,046	272,691	4,215
Real estate – mortgage, residential	452	212,710	213,162	1,481
Real estate – mortgage, farmland	—	3,615	3,615	18
Consumer	—	41,962	41,962	3,241
Total originated and purchased performing loans	2,331	725,481	727,812	13,827
Gross loans	2,331	726,566	728,897	13,827
Less: deferred loan fees, net of costs	—	(736)	(736)	—
Total	$2,331	$725,830	$728,161	$13,827

The tables above exclude PPP loans of $30.7 million and $292.1 million as of December 31, 2021 and 2020, respectively. PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses for these loans as of December 31, 2021 and 2020.

The following tables present information related to impaired loans by loan type as of and for the periods presented.

	December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – construction, commercial	$527	$527	$—	$535	$37
With an allowance recorded:
Commercial and industrial	4,612	4,612	836	4,369	260
Real estate – mortgage, commercial	3,194	3,849	1	3,636	70
Real estate – mortgage, residential	1,400	1,400	42	700	23
Total	$9,733	$10,388	$879	$9,240	$390

	December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Real estate – mortgage, residential	$1,645	$2,030	$—	$2,091	$4
Real estate – mortgage, commercial	452	571	—	538	2
With an allowance recorded:
Commercial and industrial	234	234	144	362	—
Total	$2,331	$2,835	$144	$2,991	$6

Impaired loans also include TDRs. There were eight TDRs totaling $1.0 million as of December 31, 2021 compared to two TDRs totaling $142 thousand as of December 31, 2020.

The following table presents an analysis of the change in the allowance for loans losses by loan type as of and for the periods stated.

	December 31,
(Dollars in thousands)	2021	2020
Allowance for loan losses, beginning of period	$13,827	$4,572
Charge-offs:
Commercial and industrial	$(1,098)	$(6)
Real estate – construction	(195)	—
Real estate – mortgage	(125)	(505)
Consumer loans	(1,123)	(994)
Total charge-offs	(2,541)	(1,505)
Recoveries:
Commercial and industrial	196	41
Real estate – mortgage	98	8
Consumer loans	424	261
Total recoveries	718	310
Net charge-offs	(1,823)	(1,195)
Provision for loan losses	117	10,450
Allowance for loan losses, end of period	$12,121	$13,827

The Company categorizes loans into risk categories based on relevant information about the expected ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

Risk Grade 1 – Strong: This grade is reserved for loans to the strongest of borrowers. These loans are to individuals or corporations that are well known to the Bank and are always secured with an almost guaranteed source of repayment such as a lien on a bank deposit account. Character, credit history, and ability of individuals or company principals are excellent and unquestioned. Source of income and industry of borrower appears stable. High liquidity, minimum risk, good ratios, and low handling cost are present.

Risk Grade 2 – Minimal: This grade is reserved for loans to borrowers who are deemed exceptionally strong. These loans are within guidelines and where the borrowers have documented significant overall financial strength. These loans have excellent sources of repayment, significant balance sheet liquidity, no significant identifiable risk of collection, and conform in all respects to policy, guidelines, underwriting standards, and federal and state regulations (no exceptions of any kind).

Risk Grade 3 – Acceptable: This grade is reserved for loans to borrowers who are deemed strong. These loans have adequate sources of repayment, with little identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics: (1) conformity in all respects with policy, guidelines, underwriting standards, and federal and state regulations (no exceptions of any kind), (2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt.

Risk Grade 4 – Satisfactory: This grade is given to satisfactory loans containing more risk than Risk Grade 3 loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics: (1) general conformity to the Bank's underwriting requirements, with limited exceptions to policy, product, or underwriting guidelines. All exceptions noted have documented mitigating factors that offset any additional risk associated with the exceptions noted, (2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

Risk Grade 5 – Watch: This grade is for satisfactory loans containing acceptable but elevated risk. These loans are characterized by borrowers who have a marginal cash flow, marginal profitability, or have experienced an unprofitable year and declining financial condition. The borrower's management may be deemed to be satisfactory, the collateral securing the loan may create a loan-to-value ratio in excess of 90%, the debt service coverage ratio and global debt service coverage are unstable but mostly positive, and/or guarantor support, if any, is inadequate. Loans classified as Watch warrant additional monitoring by management.

Risk Grade 6 – Special Mention: This grade is for loans that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the Bank's credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Special mention credits typically exhibit underwriting guideline tolerances and/or exceptions with no mitigating factors, or emerging weaknesses that may or may not be cured as time passes.

Risk Grade 7 – Substandard: A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded further to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. The weaknesses may include, but are not limited to: (1) high debt to worth ratios, (2) declining or negative earnings trends, (3) declining or inadequate liquidity, (4) improper loan structure, (5) questionable repayment sources, (6) lack of well-defined secondary repayment source, and (7) unfavorable competitive comparisons. Such loans are no longer considered to be adequately protected due to the borrower's declining net worth, lack of earnings capacity, declining collateral margins, and/or unperfected collateral positions. A possibility of loss of a portion of the loan balance cannot be ruled out. The repayment ability of the borrower is marginal or weak and the loan may have exhibited excessive overdue status or extensions and/or renewals.

Risk Grade 8 – Doubtful: Loans classified doubtful have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the Bank's position, which can include, but not limited to (1) an injection of capital, (2) alternative financing, and (3) liquidation of assets or the pledging of additional collateral. Doubtful is a temporary grade where a loss is expected, but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off against the allowance for loan losses.

Risk Grade 9 – Loss: Loans classified loss are considered uncollectable and of such little value that their continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer charging off the worthless loan, even though partial recovery may be effected in the future. Probable loss portions of doubtful loans are charged off promptly against the allowance for loan losses.

There were no loans classified as doubtful or loss at December 31, 2021 and December 31, 2020.

The following tables present the Company's loan portfolio (PCI and originated and purchased performing) by internal loan grades as of the dates stated. PPP loans are risk graded strong because they are fully guaranteed by the U.S. government.

	December 31, 2021
(Dollars in thousands)	Grade 1 Strong	Grade 2 Minimal	Grade 3 Acceptable	Grade 4 Satisfactory	Grade 5 Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,567	$2,818	$2,748	$1,770	$8,903
Real estate – construction, commercial	—	—	—	2,423	—	11,010	1,321	14,754
Real estate – mortgage, commercial	—	—	—	2,642	3,892	33,487	11,851	51,872
Real estate – mortgage residential	—	—	—	142	1,657	2,709	3,113	7,621
Consumer loans	—	—	—	—	388	481	10	879
Total PCI loans	—	—	—	6,774	8,755	50,435	18,065	84,029
Originated and purchased performing loans:
Commercial and industrial	291	560	156,519	133,738	11,256	3,180	6,380	311,924
Paycheck Protection Program	30,742	—	—	—	—	—	—	30,742
Real estate – construction, commercial	—	412	28,973	91,900	7,995	1,846	643	131,769
Real estate – construction, residential	—	—	14,610	40,418	3,416	—	413	58,857
Real estate – mortgage, commercial	—	2,382	307,067	283,165	34,750	17,133	5,134	649,631
Real estate – mortgage residential	990	9,218	276,992	180,980	11,107	974	6,100	486,361
Real estate – mortgage, farmland	340	—	1,067	4,766	—	—	—	6,173
Consumer loans	262	3	16,920	30,691	542	—	580	48,998
Total originated and purchased performing loans:	32,625	12,575	802,148	765,658	69,066	23,133	19,250	1,724,455
Gross loans	$32,625	$12,575	$802,148	$772,432	$77,821	$73,568	$37,315	$1,808,484
Less: deferred loan fees, net of costs								(906)
Total								$1,807,578

	December 31, 2020
(Dollars in thousands)	Grade 1 Strong	Grade 2 Minimal	Grade 3 Acceptable	Grade 4 Satisfactory	Grade 5 Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—
Real estate – construction, commercial	—	—	—	35	—	—	—	35
Real estate – mortgage, commercial	—	—	—	—	—	93	715	808
Real estate – mortgage residential	—	—	40	46	121	35	—	242
Total PCI loans	—	—	40	81	121	128	715	1,085
Originated and purchased performing loans:
Commercial and industrial	844	484	23,828	85,928	7,251	4	5,336	123,675
Paycheck Protection Program	292,068	—	—	—	—	—	—	292,068
Real estate – construction, commercial	—	2,143	19,524	26,289	5,916	218	577	54,667
Real estate – construction, residential	—	—	3,073	8,247	6,458	—	262	18,040
Real estate – mortgage, commercial	—	3,994	128,163	114,977	15,799	2,875	6,883	272,691
Real estate – mortgage residential	—	3,583	101,038	100,555	5,629	123	2,234	213,162
Real estate – mortgage, farmland	444	—	1,175	1,996	—	—	—	3,615
Consumer loans	324	36	17,062	23,311	521	1	707	41,962
Total originated and purchased performing loans:	293,680	10,240	293,863	361,303	41,574	3,221	15,999	1,019,880
Gross loans	$293,680	$10,240	$293,903	$361,384	$41,695	$3,349	$16,714	$1,020,965
Less: deferred loan fees, net of costs								(4,271)
Total								$1,016,694

Note 6. Premises and Equipment, net

The following table presents premises and equipment, net of accumulated depreciation, as of the dates stated.

	December 31,
(Dollars in thousands)	2021	2020
Buildings and land	$25,517	$13,925
Furniture, fixtures and equipment	6,191	3,945
Software	373	325
Construction in progress	41	—
Total cost	32,122	18,195
Less: Accumulated depreciation	(5,461)	(3,364)
Premises and equipment, net	$26,661	$14,831

Depreciation expense for the years ended December 31, 2021 and 2020 was $2.0 million and $951 thousand, respectively. Software amortization expense for the years ended December 31, 2021 and 2020 was $137 thousand and $55 thousand, respectively.

Note 7. Goodwill and Other Intangible Assets

As of December 31, 2021 and 2020, goodwill totaled $26.8 million and $19.6 million, respectively.

The following tables present information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	Gross		Net
(Dollars in thousands)	Carrying	Accumulated	Carrying
December 31, 2021	Value	Amortization	Value
Core deposit intangibles	$9,626	$(2,908)	$6,718
Other amortizable intangibles	2,659	(1,635)	1,024
Total	$12,285	$(4,543)	$7,742

	Gross		Net
(Dollars in thousands)	Carrying	Accumulated	Carrying
December 31, 2020	Value	Amortization	Value
Core deposit intangibles	$2,776	$(1,366)	$1,410
Other amortizable intangibles	2,187	(1,016)	1,171
Total	$4,963	$(2,382)	$2,581

As a result of the Bay Banks Merger, a core deposit intangible asset of $6.9 million was recorded as of the acquisition date and is being amortized on an accelerated basis over 10 years using the sum-of-years digits method.

Intangible amortization expense is included in noninterest expense or interest and fees on loans in the consolidated statements of operations depending on the intangible. For the years ended December 31, 2021 and 2020, intangible amortization expense totaled $1.9 million and $825 thousand, respectively.

The following table presents estimated intangible asset amortization expense of the core deposit intangibles and other amortizable intangibles for the next five years and thereafter from the date stated.

(Dollars in thousands)	December 31, 2021
2022	$1,808
2023	1,455
2024	1,251
2025	1,050
2026	864
Thereafter	1,314
Total	$7,742

Included in other amortizable intangibles were loan servicing assets of $362 thousand and $209 thousand as of December 31, 2021 and 2020, respectively, related to the sale of the government guaranteed portion of certain loans that the Company continues to service. Loan servicing assets of $266 thousand and $189 thousand were added during the years ended December 31, 2021 and 2020, respectively. The amortization of these intangibles is included in interest and fees on loans in the consolidated statement of operations.

The Company retains MSR assets on mortgages originated and sold to the secondary market. As of December 31, 2021 and 2020, the carrying value of MSR assets included in the consolidate balance sheets were $16.5 million and $7.1 million, respectively.

Note 8. Deposits

The aggregate amount of time deposits, with a minimum denomination of $250 thousand, were $144.8 million and $95.7 million as of December 31, 2021 and 2020, respectively.

The following table presents the scheduled maturities of time deposits, with a minimum denomination of $250 thousand, for the next five years and thereafter from the date stated were as follows.

(Dollars in thousands)	December 31, 2021
2022	$92,974
2023	15,340
2024	25,763
2025	2,175
2026	8,590
Total	$144,842

Brokered deposits totaled $53.7 million and $33.9 million at December 31, 2021 and 2020, respectively. Additionally, deposits obtained through a certificate of deposit listing service totaled $8.4 million and $14.8 million as of December 31, 2021 and 2020, respectively.

Note 9. Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB of $358.1 million at December 31, 2021, secured by pledged qualifying real estate loans and certain pledged securities. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB that totaled $10.0 million and $115.0 million at December 31, 2021 and 2020, respectively. The interest rates on the borrowings for 2021 and 2020 ranged from 0.22% to 0.56% depending on structure and maturity. The $10.0 million FHLB advance outstanding as of December 31, 2021 has a maturity date of February 28, 2030. FHLB borrowings required the Bank to hold $1.7 million and $5.8 million of FHLB stock as of December 31, 2021 and 2020, respectively, which is included in restricted and other equity investments on the consolidated balance sheets.

At December 31, 2021, 1-4 family residential loans classified as held for investment with a lendable value of $162.6 million, multi-family residential loans with a lendable value of $31.4 million, commercial real estate loans with a lendable value of $109.1 million, 1-4 family residential loans held for sale with a lendable value of $32.9 million, and securities with a lendable value of $22.0 million were pledged against the available line of credit with the FHLB. The Bank also has letters of credit with the FHLB in the amount of $85.0 million for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $263.1 million as of December 31, 2021.

FRB Borrowings

In the second quarter of 2020, the Company began participating in the PPPLF, which allows banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed annual cost of 35 basis points, and receive favorable regulatory capital treatment. As of December 31, 2021, FRB borrowings under the PPPLF were $17.9 million with maturities ranging from 1.0 years to 3.5 years. As of December 31, 2020, the Company’s FRB borrowings were $281.6 million with maturities ranging from 1.2 years to 4.5 years.

Other Borrowings

The Company has unsecured lines of credit with correspondent banks totaling $44.0 million at December 31, 2021 and $38.0 million at December 31, 2020, available for overnight borrowing. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. At December 31, 2021 and 2020, none of these lines of credit with correspondent banks were drawn upon.

Subordinated Notes

The Company had $40.0 million and $24.5 million of subordinated notes, net, outstanding as of December 31, 2021 and December 31, 2020, respectively. The Company assumed $30.9 million par value (or $31.9 million fair value) of subordinated notes in the Bay Banks Merger, which was composed of a $25 million issuance in October 2019 and maturing October 15, 2029 (the “2029 Bay Banks Notes”) and a $7 million issuance in May 2015 and maturing May 28, 2025 (the “2025 Bay Banks Notes”).

The 2029 Bay Banks Notes bear interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate (SOFR) (as defined in the 2029 Bay Banks Notes) plus 433.5 basis points, payable quarterly in arrears. The 2029 Bay Banks Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the other subordinated notes issued by the Company. Beginning on October 15, 2024 through maturity, the 2029 Bay Banks Notes may be redeemed, at the Company's option, on any scheduled interest payment date. As of December 31, 2021, the net carrying amount of the 2029 Bay Banks Notes was $25.3 million, inclusive of a $830 thousand purchase accounting adjustment (premium) recorded at the effective date of the Bay Banks Merger. For the year ended December 31, 2021, the effective interest rate on the 2029 Bay Banks Notes was 4.73% inclusive of the amortization of the purchase accounting adjustment (premium).

The 2025 Bay Banks Notes had interest payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The 2025 Bay Banks Notes were redeemable in whole or in part, without premium or penalty, at any interest payment date at the option of the Company. The Company exercised its right to redeem the 2025 Bay Banks Notes in the third quarter of 2021 and repaid the 2025 Bay Banks Notes in full.

On May 28, 2020, the Company issued a subordinated note with a principal amount of $15.0 million, which matures on June 1, 2030 (the “2030 Note”). The 2030 Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s existing and future senior indebtedness and ranks in parity with the other subordinated notes issued by the Company. Beginning on June 1, 2025 through maturity, the 2030 Note may be redeemed, at the Company's option, on any scheduled interest payment date. The aggregate carrying value of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.7 million as of December 31, 2021. For the year ended December 31, 2021, the effective interest rate on the 2020 Note was 6.12%.

On November 20, 2015, the Company issued an aggregate of $10.0 million of subordinated notes with a maturity date of December 1, 2025 (the “2025 Notes”). The 2025 Notes were redeemable in part or in full at any interest payment date on or after December 1, 2020, at the option of the Company. The Company exercised its right to redeem the 2025 Notes in the second quarter of 2021 and repaid the 2025 Notes in full.

Note 10. Derivative Financial Instruments and Hedging Activities

The Company enters into interest rate swap agreements to accommodate the needs of its banking customers. The Company mitigates the interest rate risk entering into these swap agreements by entering into equal and offsetting swap agreements with a highly rated third-party financial institution. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities).

The following table presents the notational and fair values of the swap agreements for the dates stated.

	December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,052	$199
Pay fixed/receive variable swaps	2,052	(199)

	December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,145	$185
Pay fixed/receive variable swaps	2,145	(185)

The Company entered into various interest rate swaps in 2020 and 2019, the objective of which was to hedge the risk of variability in the cash flows attributable to changes in the 3-month LIBOR benchmark rate component of forecasted 3-month fixed rate funding advances from the FHLB. The hedging objective was to reduce the interest rate risk associated with the Company’s fixed rate advances from the designation date and through the maturity date. During the fourth quarter of 2021, the Company terminated these cash flow hedges and recognized a gain of $6.2 million, which is included in noninterest income in the consolidated statements of operations. In connection with the termination of the cash flow hedges, the Company repaid $115.0 million of FHLB advances that were associated with these hedges.

As part of its efforts to sell originated government guaranteed and conventional residential mortgages into the secondary market, the Bank had entered into $64.8 million and $154.3 million of rate lock commitments with borrowers, net of expected fallout, as of December 31, 2021 and 2020, respectively, and $113.6 million and $97.1 million of closed loan inventory waiting for sale, which were hedged by $169.5 million and $225.0 million in forward TBA mortgage-backed securities as of December 31, 2021 and 2020, respectively. Mortgage derivative assets totaled $1.9 million and $5.3 million as of December 31, 2021 and 2020, respectively, and mortgage derivative liabilities, which are included in other liabilities on the consolidated balance sheets, were $75 thousand and $1.6 million as of December 31, 2021 and 2020, respectively.

Note 11. Employee Benefit Plans

The Company has a 401(k) plan that covers eligible employees (the "401(k) Plan"). Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Bank contributes a matching contribution equal to 100% of an employee's contribution up to 5% of his or her elective deferral. This matching contribution is subject to a vesting schedule of six years. For the years ended December 31, 2021 and 2020, total expenses attributable to the 401(k) Plan were $2.5 million and $1.2 million, respectively.

The Company has an Employee Stock Ownership Plan (the “ESOP”) that covers eligible employees. Contributions to the ESOP are made at the discretion of the board of directors and may include both the matching component to employees’ elective deferrals into the 401(k) Plan and discretionary profit contributions. Contributions from the Company are subject to a vesting schedule of six years. The ESOP held 192,066 and 156,087 total shares of Company common stock at December 31, 2021 and December 31, 2020, respectively. All shares issued to and held by the ESOP are considered outstanding in the computation of EPS.

The Company assumed the Bay Banks of Virginia, Inc. ESOP pursuant to the Bay Banks Merger (the "Bay Banks ESOP"). The Bay Banks ESOP remained a separate plan from the ESOP after the Bay Banks Merger, and no new participants were permitted to the Bay Banks ESOP beginning with the effective date of the merger. The Bay Banks ESOP held 361,500 total shares of Company common stock at December 31, 2021, which were considered outstanding in the computation of EPS.

In the Bay Banks Merger, the Company assumed a non-contributory, cash balance defined benefit pension plan (the “Pension Plan”) for employees who were vested in the plan as of December 31, 2012, the date the plan was frozen (i.e., curtailed). Each participant’s account balance grows based on monthly interest credits. The Pension Plan is partially funded by assets invested for the benefit of the plan participants. The Pension Plan assets are held by a third-party qualified trust and are not included in the Company’s consolidated balance sheets. The Company made contributions totaling $703 thousand to the Pension Plan for the 2021 plan year. The accumulated benefit obligation for the Pension Plan was $1.1 million as of December 31, 2021. The funded assets for the Pension Plan, included in other assets in the Company’s consolidated balance sheets, were $10 thousand as of December 31, 2021. In 2021, the Company began the process of terminating the Pension Plan, which would result in the liquidation of plan assets and the complete settlement of the benefit obligation owed to all remaining participants. The termination of the Pension Plan is contingent on Company obtaining certain regulatory approvals, including from the Internal Revenue Service. The Company anticipates that the termination will be effective during 2022.

The Pension Plan sponsor selects the assumption for the expected long-term rate of return on assets held by the qualified trust in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (i.e., net of inflation), for the major asset classes held or anticipated to be held by the qualified trust and for the qualified trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the Pension Plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the qualified trust, and expenses (both investment and non-investment) typically paid from the Pension Plan’s assets (to the extent such expenses are not explicitly estimated within periodic cost).

The qualified trust assets are sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return. The investment manager of the qualified trust selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the plan’s investment strategy. The qualified trust assets are not included in the Company’s consolidated balance sheets as of December 31, 2021 and are considered Level 1 from a fair value hierarchy perspective.

The following table presents the Pension Plan’s assets by asset type as of the dates stated.

	December 31, 2021
	Amount	%
Mutual funds - equity	$869	75%
Mutual funds - fixed income	290	25%
Total	$1,159	100%

In the Bay Banks Merger, the Company also assumed a post-retirement benefit plan (the “PRB Plan”) covering retirees who were age 55 with 10 years of service or age 65 with five years of service prior to March 1, 2018, when the plan was curtailed. The PRB Plan provides coverage toward a retiree’s eligible medical and life insurance benefits. The PRB Plan is unfunded and benefits are expensed as incurred. The Company expects to make no contributions to the PRB Plan in future periods. The accumulated (unfunded) benefit obligation for the PRB Plan was $52 thousand as of December 31, 2021.

The following table provides a reconciliation of changes in the accumulated benefit obligations and fair value of qualified trust assets (Pension Plan only) and a statement of funded (unfunded) status for the Pension Plan and the PRB Plan as of and for the period stated.

	December 31, 2021
	Pension Plan	PRB Plan
Change in benefit obligation
Benefit obligation, beginning of year	$—	$—
Assumed in business combination	2,041	65
Service cost	—	—
Interest cost	45	2
Actuarial loss (gain)	34	(9)
Benefit payments	(971)	(6)
Settlement (gain) loss	—	—
Benefit obligation, end of year	1,149	52
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Acquired in business combination	1,330	—
Actual return on plan assets	97	—
Employer contributions	703	6
Benefits payments	(971)	(6)
Fair value of plan assets, end of year	1,159	—
Funded (unfunded) status, end of year	$10	$(52)

	For the year ended December 31, 2021
	Pension Plan	PRB Plan
Amounts recognized in accumulated other comprehensive loss (income)
Net loss (gain)	$11	$(9)
Prior service cost	—	—
Net obligation at transition	—	—
Amount recognized	$11	$(9)

Components of net periodic benefit (gain) cost
Service cost	$—	$—
Interest cost	45	2
Expected return on plan assets	(73)	—
Amortization of prior service cost	—	—
Amortization of net obligation at transition	—	—
Recognized net loss due to settlement	—	—
Recognized net actuarial loss	—	—
Net periodic benefit (gain) cost	(28)	2

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
Net loss (gain)	11	(9)
Amortization of prior service cost	—	—
Amortization of net obligation at transition	—	—
Total recognized in other comprehensive loss (income)	11	(9)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(17)	$(7)

The following table presents the assumptions used in the valuation of and disclosures for the Pension Plan and the PRB Plan for the period stated.

	December 31, 2021
	Pension Plan	PRB Plan
Discount rate used for net periodic pension cost	2.75%	2.50%
Discount rate used for disclosure (range)	1.02% - 3.08%	2.75%
Expected return on plan assets	7.25%	N/A
Rate of compensation increase	N/A	N/A
Rate of compensation increase for net periodic pension cost	N/A	N/A
Expected future interest crediting rate	3.00%	N/A

The following table presents the expected benefit payments to be made from the Pension Plan and PRB Plan for the periods following the date stated.

	December 31, 2021
	Pension Plan	PRB Plan
2022	$1,149	$6
2023	—	6
2024	—	5
2025	—	5
2026	—	5
2027 - 2031	—	28

Note 12. Stock-Based Compensation

The Company has granted restricted stock awards ("RSA") to employees and directors under the Blue Ridge Bankshares, Inc. Equity Incentive Plan. RSAs are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. Compensation expense recognized in the consolidated statements of operations related to RSAs, net of forfeitures, for the years ended December 31, 2021 and 2020 was $1.3 million and $567 thousand, respectively. Unrecognized compensation expense related to the restricted stock awards as of December 31, 2021 totaled $2.5 million.

The following table presents RSA activity as of and for the periods stated.

	Shares	Weighted Average Fair Value per RSA
RSA unvested and outstanding, January 1, 2020	94,762	$12.17
Granted	120,429	10.41
Vested	(36,216)	12.14
Forfeited	(30,375)	12.43
RSA unvested and outstanding, December 31, 2020	148,600	$10.70
Granted	174,634	17.35
Vested	(85,037)	12.28
Forfeited	(20,013)	13.45
RSA unvested and outstanding, December 31, 2021	218,184	$15.15

The Company converted fully vested options to purchase 198,362 shares of Bay Banks common stock into options to purchase 99,176 shares (148,758 on a post Stock Split basis) of the Company’s common stock pursuant to the Bay Banks Merger. The estimated fair value of the converted stock options as of the effective date of the merger was $472 thousand and included in the Bay Banks Merger consideration. The estimated fair value was determined using the Black-Scholes Model, which requires the use of assumptions including the risk-free interest rate, expected term, expected volatility (of the underlying stock), and expected dividend yield.

The following table presents the ranges and weighted averages of assumptions used to determine the estimated fair value of the converted stock options in the Bay Banks Merger.

	As of January 31, 2021
	Range	Weighted Average
Risk free interest rate (U.S. Treasury)	0.06% - 0.45%	0.32%
Expected term (years)	0.14 - 5.00	3.89
Expected volatility	21.2% - 38.2%	32.8%
Expected dividend yield	2.85%	2.85%

The following table presents stock option activity for the periods presented.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding and exercisable, January 1, 2021	—	—	—	—
Assumed in Bay Banks Merger	148,758	$9.89	5.47
Granted	—	—
Forfeited	(808)	13.80
Exercised	(89,786)	9.99
Expired	(557)	6.47
Options outstanding and exercisable, December 31, 2021	57,607	$11.75	6.18	$354,269

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options as of the respective years ended. This amount changes based on the market value of the Company’s common stock.

Note 13. Leases

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease terms and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and The following table presents a summary of the activity in the Company's allowance for loan losses and the ratio of net charge-offs to average loans outstanding for the periods stated.

The Company assumed five operating leases for real estate in the Bay Banks Merger. In accordance with ASC 842 – Leases, the original classification of each lease was retained and not re-evaluated as part of the accounting for the business combination. The Company measured each of the assumed lease liabilities as if the lease was new, determined the appropriate lease liability and ROU asset fair value based on the Company's incremental borrowing rate at merger date, and obtained independent assessments of favorable or unfavorable market terms for each lease contract.

The following tables present information about the Company’s leases as of and for the periods stated.

(Dollars in thousands)	December 31, 2021
Lease liability	$7,651
ROU asset	$6,317
Weighted average remaining lease term (years)	6.79
Weighted average discount rate	1.86%

	For the year ended December 31,
(Dollars in thousands)	2021	2020
Operating lease cost	$2,383	$1,731
Total lease cost	$2,383	$1,731
Cash paid for amounts included in the measurement of lease liabilities	$2,014	$—

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities for periods following the date stated.

(Dollars in thousands)	December 31, 2021
2022	$1,638
2023	1,276
2024	946
2025	849
2026	767
Thereafter	2,442
Total undiscounted cash flows	7,918
Discount	(267)
Lease liability	$7,651

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly-liquid government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

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

Derivative financial instruments

Derivative instruments used to hedge residential mortgage loans held for sale and the related interest rate lock commitments are reported at fair value utilizing Level 2 inputs. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for rate lock commitments.

Cash flow hedges (interest rate swaps) are used to hedge against the risk of variability in cash flows attributable to changes in the 3-month LIBOR benchmark rate component of forecasted 3-month fixed rate funding advances from the FHLB. These cash flow hedges were recorded at fair value utilizing Level 2 inputs.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
State and municipals	$51,113	$—	$51,113	$—
U.S. Treasury and agencies	$64,066	$—	$64,066	$—
Mortgage backed securities	219,110	—	219,110	—
Corporate bonds	39,243	—	39,243	—
Total securities available for sale	$373,532	$—	$373,532	$—
Other assets:
Rabbi trust assets	$994	$994	$—	$—
Mortgage derivative asset	1,876	—	1,876	—
Interest rate swap asset	199	—	199	—
Other liabilities:
Mortgage derivative liability	$75	$—	$75	$—
Interest rate swap liability	199	—	199	—

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
State and municipals	$14,259	$—	$14,259	$—
U.S. Treasury and agencies	2,409	—	2,409	—
Mortgage backed securities	72,635	—	72,635	—
Corporate bonds	20,172	—	20,172	—
Total investment securities available for sale	$109,475	$—	$109,475	$—
Other assets:
Mortgage derivative asset	$5,293	$—	$5,293	$—
Interest rate swap asset	1,716	—	1,716	—
Other liabilities:
Mortgage derivative liability	$1,569	$—	$1,569	$—
Interest rate swap liability	2,735	—	2,735	—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Mortgage Servicing Rights

The Company accounts for MSR assets under the amortization method, which requires that the MSR assets be recorded at the lower of cost or fair value. As of December 31, 2021, the amortized cost of MSR assets totaled $16.5 million compared to a fair value of $21.0 million.

The following tables present the change in MSR assets as of and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance, December 31, 2020	$7,084
Acquired in Bay Banks Merger	997
Additions	11,809
Write-offs	(959)
Amortization	(2,462)
Impairments	—
Fair value adjustments	4,484
Balance, December 31, 2021 - Fair value	$20,953
Balance, December 31, 2021 - Amortized cost	$16,469

(Dollars in thousands)	MSR Assets
Balance, December 31, 2019	$—
Additions	7,539
Write-offs	(61)
Amortization	(391)
Impairments	(3)
Fair value adjustments	207
Balance, December 31, 2020 - Fair value	$7,291
Balance, December 31, 2020 - Amortized cost	$7,084

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of December 31, 2021 and 2020, the Company was servicing approximately $1.91 billion and $846.5 million in loans, respectively, via a third-party subservicer. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and servicing costs, utilizing assumed prepayment speeds. The weighted average net servicing fee income of the portfolio was 28.0 basis points as of December 31, 2021. Estimated base annual servicing costs were $65.00 to $80.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 11.65% as of December 31, 2021. A base discount rate of 9.00% to 11.00% (9.29% weighted average discount rate) was then applied to each pool’s projected future cash flows as of December 31, 2021. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

Impaired Loans

Impaired loans with specific reserves are carried at fair value. Fair value is based on the discounted cash flows of the loan or the fair value of the collateral less estimated costs to sell, if the loan is collateral-dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable business’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at estimated market value in the aggregate (i.e., loans held for sale). Changes in fair value are recognized in residential mortgage banking income, net on the consolidated statements of operations (Level 2).

Certain consumer loans originated by the Company and sourced by fintech partners are classified on the Company's consolidated balance sheets as held for sale. These loans are originated by the Bank and either sold directly to the applicable fintech partner or another investor at par, generally up to 10 days from origination. Due to relatively short time between origination and sale, these loans are held at cost, which approximates fair value (Level 2).

Other Real Estate Owned

Certain assets such as OREO are measured at fair value less estimated costs to sell. Valuation of OREO is generally determined using current appraisals from independent appraisers, a Level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after the most recent appraisal, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a real estate agent or broker, estimated selling costs reduce the listing price, resulting in a valuation based on Level 3 inputs.

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$8,344	$—	$—	$8,344
Loans held for sale	121,943	—	121,943	—
OREO	157	—	—	157

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,187	$—	$—	$2,187
Loans held for sale	152,931	—	152,931	—

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of December 31, 2021	Unobservable Input	Weighted Average
Impaired loans, net
Discounted appraised value technique	$8,108	Selling Costs	7%
Discounted cash flows technique	236	Discount Rate	4% - 7%
OREO
Discounted appraised value technique	157	Discount Rate	7%

(Dollars in thousands)	Balance as of December 31, 2020	Unobservable Input	Weighted Average
Impaired loans, net
Discounted appraised value technique	$2,097	Selling Costs	10%
Discounted cash flows technique	90	Discount Rate	6%

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

The carrying value of restricted equity investments approximates fair value based on the redemption provisions of the issuer (Level 2). The fair value of other equity investments, including the Company's investments in certain fintech companies, is based on either observable market prices, if available, or on observable market transactions for identical or significantly similar investments (Level 2).

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

There is no credit risk associated with PPP loans as they are fully guaranteed by the U.S. government. Further, these loans are expected to be short term in nature. As a result, the carrying value of PPP loans reasonably approximates fair value (Level 3).

The carrying value of cash surrender value of life insurance reasonably approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

The carrying value of noninterest-bearing deposits approximates fair value (Level 1). The carrying values of interest-bearing demand, money market, and savings deposits approximates fair value based on their current pricing and are reported as Level 2. The fair value of time deposits were valued using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for time deposits that mature in the same period. Time deposits are reported as Level 3.

The fair value of the FHLB borrowings is estimated by discounting the future cash flows using current interest rates offered for similar advances (Level 2).

The fair value of FRB borrowings is approximated by its carrying value as there is no comparable debt to PPPLF advances (Level 2).

The fair value of the Company’s subordinated notes is estimated by utilizing recent issuance interest rates for subordinated debt offerings of similar issuer size (Level 3).

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Borrowers with fixed rate obligations may be are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates may be more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The following tables present estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates stated.

	December 31, 2021
			Fair Value Measurements at
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$130,643	$130,643	$130,643	$—	$—
Federal funds sold	43,903	43,903	43,903	—	—
Securities available for sale	373,532	373,532	—	373,532	—
Restricted and other equity investments	22,518	22,518	—	22,518	—
PPP loans receivable, net	30,406	30,406	—	—	30,406
Loans held for investment, net	1,765,051	1,766,820	—	—	1,766,820
Accrued interest receivable	9,573	9,573	—	9,573	—
Bank owned life insurance	46,545	46,545	—	46,545	—
Financial Liabilities
Noninterest-bearing deposits	$706,088	$706,088	$706,088	$—	$—
Interest-bearing demand and money market deposits	941,805	941,805	—	941,805	—
Savings deposits	150,376	150,376	—	150,376	—
Time deposits	499,502	503,968	—	—	503,968
FHLB borrowings	10,111	9,943	—	9,943	—
FRB borrowings	17,901	17,901	—	17,901	—
Subordinated notes, net	39,986	41,388	—	—	41,388

	December 31, 2020
			Fair Value Measurements at
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$117,945	$117,945	$117,945	$—	$—
Federal funds sold	775	775	775	—	—
Securities available for sale	109,475	109,475	—	109,475	—
Restricted and other equity investments	11,173	11,173	—	11,173	—
PPP loans receivable, net	288,533	288,533	—	—	288,533
Loans held for investment, net	714,334	715,674	—	—	715,674
Accrued interest receivable	5,428	5,428	—	5,428	—
Bank owned life insurance	15,724	15,724	—	15,724	—
Financial Liabilities
Noninterest-bearing deposits	$333,051	$333,051	$333,051	$—	$—
Interest-bearing demand and money market deposits	282,263	282,263	—	282,263	—
Savings deposits	78,352	78,352	—	78,352	—
Time deposits	251,443	257,647	—	—	257,647
FHLB borrowings	115,000	114,983		114,983	—
FRB borrowings	281,650	281,650	—	281,650	—
Subordinated notes, net	24,506	25,830	—	—	25,830

Note 15. Minimum Regulatory Capital Requirements

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Basel III Capital Rules phased-in over a multi-year schedule and were fully phased-in on January 1, 2019. Under the Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of December 31, 2021 and 2020, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2021, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category.

Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends that may be paid at any date is generally limited to retained earnings of the Company. Pursuant to the EGRRCPA, regulators have provided for an optional, simplified measure of capital adequacy, the community bank leverage ratio ("CBLR") framework, for qualifying community bank organizations. Banks that qualify may opt in to the CBLR framework beginning January 1, 2020 or any time thereafter. The CBLR framework eliminates the four required capital ratios disclosed below and requires the disclosure of a single leverage ratio, with a minimum requirement of 9%. The Company has not opted into the CBLR framework.

The following tables present capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conversation buffer.

	December 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$109,219	13.10%	$87,574	10.50%	$83,404	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$70,893	8.50%	$66,723	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$98,751	11.84%	$58,383	7.00%	$54,213	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$98,751	8.34%	$47,363	4.00%	$59,180	5.00%

Note 16. Related Party Transactions

During the years ended December 31, 2021 and 2020, officers, directors, and principal shareholders and their related interests (related parties) were customers of and had transactions with the Bank. These transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not deemed related parties to the Bank and did not involve more than the normal risk of collectability or present other unfavorable features. The following table presents loan transactions with such related parties as of and for the periods stated.

	December 31,
(Dollars in thousands)	2021	2020
Total loans, beginning of period	$13,957	$14,168
Advances	6,699	12,472
Curtailments	(12,919)	(12,683)
Total loans, end of period	$7,737	$13,957

The Bank held related party deposits of approximately $13.2 million and $8.4 million as of December 31, 2021 and 2020, respectively.

Note 17. Earnings Per Share

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect of dilutive potential common stock for the periods stated. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options. For the year ended December 31, 2021, no stock options for shares of the Company’s common stock were considered anti-dilutive. Weighted average common shares outstanding, basic and dilutive, for all periods presented are presented on a post Stock Split basis.

	For the years ended December 31,
(Dollars in thousands, except per share data)	2021	2020
Net income	$52,480	$17,697
Net income attributable to noncontrolling interest	(3)	(1)
Net income available to common shareholders	$52,477	$17,696
Weighted average common shares outstanding, basic	17,840,675	8,535,606
Effect of dilutive securities	9,898	—
Weighted average common shares outstanding, dilutive	17,850,573	8,535,606
Basic and diluted earnings per common share	$2.94	$2.07

Note 18. Income Taxes

The following table presents the differences between the provision for income taxes at the federal statutory rate and the amounts computed as reported for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2021		2020
Income tax at federal statutory rate	$14,317	21.0%	$4,725	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	1,499	2.2%	34	0.2%
Tax-exempt interest income	(105)	(0.2%)	(20)	(0.1%)
Income from life insurance	(196)	(0.3%)	(82)	(0.4%)
Merger-related expenses	250	0.4%	174	0.8%
Other permanent differences	(68)	(0.1%)	(31)	(0.1%)
Provision for income taxes	$15,697	23.1%	$4,800	21.4%

The following table presents the significant components of the provision for income taxes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2021	2020
Current tax provision
Federal	$12,828	$6,437
State	946	43
Total current tax provision	13,774	6,480
Deferred tax provision (benefit)
Federal	971	(1,680)
State	952	—
Total deferred tax provision (benefit)	1,923	(1,680)
Provision for income taxes	$15,697	$4,800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of deferred tax assets and liabilities as of the dates stated.

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets relating to:
Allowance for loan losses	$2,470	$2,478
Compensation differences	1,221	892
Reserve for loan sale buy backs	227	341
Acquisition accounting adjustments	3,463	255
Loan origination costs	67	81
Pass-through entities	487	252
Unrealized losses on securities available for sale and interest rate swaps	1,092	108
Other	872	191
Total deferred tax assets	9,899	4,598
Deferred tax liabilities relating to:
Premises and equipment, net	(2,885)	(1,532)
Core deposit and customer-based intangible assets	(1,549)	(464)
Mortgage servicing rights	(3,711)	(1,488)
Unrealized gains on other investments	(1,536)	—
Other	(68)	(25)
Total deferred tax liabilities	(9,749)	(3,509)
Net deferred tax asset, included in other assets	$150	$1,089

Deferred income tax assets and liabilities are measured at the enacted tax rate for the period in which they are expected to reverse; therefore, as of December 31, 2021, they have been measured using the federal income tax rate enacted for subsequent years of 21% and applicable state income tax rates.

The Company had no net operating losses that can be carried forward and applied against future taxable income. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017. As of December 31, 2021 and 2020, the Company has no uncertain tax positions.

The Company’s net deferred tax asset, included in other assets in the consolidated balance sheets, was $150 thousand and $1.1 million at December 31, 2021 and 2020, respectively. As of December 31, 2021, management concluded that the Company’s deferred tax assets were fully realizable, and accordingly, no valuation allowance was recorded. The Company will continue to monitor deferred tax assets to evaluate whether it will be able to realize the full benefit of the deferred tax asset or whether there is any need for a valuation allowance. Significant negative trends in asset credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

Note 19. Business Segments

The Company has identified three primary business segments, which are commercial banking, mortgage banking, and holding company (parent) activities. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Mortgage banking operating revenues consist principally of gains on sales of loans in the secondary market, loan origination fee income, mortgage servicing rights and fees, and interest earned on mortgage loans held for sale. Activities at the holding company or parent level are primarily associated with corporate investments and borrowings.

The following tables present statement of operations items and assets by segment as of and for the periods stated.

	For the year ended December 31, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$99,810	$3,596	$140	$—	$103,546
Interest expense	8,181	257	2,627	—	11,065
Net interest income	91,629	3,339	(2,487)	—	92,481
Provision for loan losses	117	—	—	—	117
Net interest income after provision for loan losses	91,512	3,339	(2,487)	—	92,364
NONINTEREST INCOME
Gain on sale of Paycheck Protection Program loans	24,315	—	—	—	24,315
Residential mortgage banking income, net	—	28,624	—	—	28,624
Mortgage servicing rights	—	8,398	—	—	8,398
Gain on sale of guaranteed government loans	2,005	—	—	—	2,005
Service charges on deposit accounts	1,464	—	—	—	1,464
Increase in cash surrender value of bank owned life insurance	932	—	—	—	932
Payroll processing	941	—	—	—	941
Other income	13,953	—	7,505	(182)	21,276
Total noninterest income	43,610	37,022	7,505	(182)	87,955
NONINTEREST EXPENSE
Salaries and employee benefits	33,687	28,204	—	—	61,891
Merger-related	9,226	—	2,642	—	11,868
Other operating expenses	31,163	6,385	1,017	(182)	38,383
Total noninterest expense	74,076	34,589	3,659	(182)	112,142
Income before income taxes	61,046	5,772	1,359	—	68,177
Income tax expense	13,935	1,253	509	—	15,697
Net income	$47,111	$4,519	$850	$—	$52,480
Net income attributable to noncontrolling interest	(3)	—	—	—	(3)
Net income attributable to Blue Ridge Bankshares, Inc.	$47,108	$4,519	$850	$—	$52,477
Total assets as of December 31, 2021	$2,498,916	$142,537	$319,685	$(295,999)	$2,665,139

	For the year ended December 31, 2020
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$51,020	$3,314	$126	$—	$54,460
Interest expense	8,331	354	1,265	—	9,950
Net interest income	42,689	2,960	(1,139)	—	44,510
Provision for loan losses	10,450	—	—	—	10,450
Net interest income after provision for loan losses	32,239	2,960	(1,139)	—	34,060
NONINTEREST INCOME
Residential mortgage banking income, net	—	44,460	—	—	44,460
Mortgage servicing rights	—	7,084	—	—	7,084
Gain on sale of guaranteed government loans	880	—	—	—	880
Service charges on deposit accounts	905	—	—	—	905
Increase in cash surrender value of bank owned life insurance	390	—	—	—	390
Payroll processing	974	—	—	—	974
Other income	2,165	—	—	(34)	2,131
Total noninterest income	5,314	51,544	—	(34)	56,824
NONINTEREST EXPENSE
Salaries and employee benefits	14,217	31,201	—	—	45,418
Other operating expenses	12,574	8,075	2,354	(34)	22,969
Total noninterest expense	26,791	39,276	2,354	(34)	68,387
Income (loss) before income taxes	10,762	15,228	(3,493)	—	22,497
Income tax expense (benefit)	2,162	3,337	(699)	—	4,800
Net income (loss)	$8,600	$11,891	$(2,794)	$—	$17,697
Net income attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$8,599	$11,891	$(2,794)	$—	$17,696
Total assets as of December 31, 2020	$1,312,095	$177,074	$133,041	$(123,952)	$1,498,258

Note 20. Parent Company Only Financial Statements

The following tables present the condensed financial statements of Blue Ridge Bankshares, Inc. (parent company only) for the periods presented.

PARENT COMPANY ONLY CONDENSED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2021	2020
ASSETS
Cash and due from banks	$3,156	$2,174
Investment in subsidiaries	291,525	121,808
Securities available for sale, at fair value	2,073	—
Restricted and other equity investments	14,184	319
Other investments	4,532	8,267
Accrued interest receivable	24	119
Income tax receivable	906	348
Other assets	2,221	6
Total assets	$318,621	$133,041
LIABILITIES & STOCKHOLDERS’ EQUITY
Accrued expenses	$1,126	$204
Accrued interest payable	370	131
Subordinated notes, net of issuance costs	39,986	24,506
Total liabilities	41,482	24,841
Stockholders’ equity	277,139	108,200
Total liabilities and stockholders’ equity	$318,621	$133,041

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

	For the years ended December 31,
(Dollars in thousands)	2021	2020
INCOME
Dividends from subsidiary	$10,000	$800
Interest income	140	126
Fair value adjustments of other equity investments	7,316	—
Other	250	—
Total income	17,706	926
EXPENSES
Interest on subordinated notes	2,627	1,265
Professional fees	890	455
Merger-related	2,642	1,732
Other	189	165
Total expenses	6,348	3,617
Income (loss) before income tax expense (benefit) and equity in undistributed earnings of subsidiary	11,358	(2,691)
Income tax expense (benefit)	509	(699)
Equity in undistributed earnings of subsidiaries	41,631	19,689
Net income	$52,480	$17,697

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2021	2020
Cash Flows From Operating Activities
Net income	$52,480	$17,696
Equity in undistributed earnings of subsidiaries	(41,631)	(19,689)
Deferred income tax benefit	(1,208)	(62)
Amortization of subordinated note issuance costs	206	54
Fair value adjustments of other equity investments	(7,316)	—
Increase in other assets	(2,677)	(139)
Increase in accrued expenses	646	528
Net cash provided by (used in) operating activities	500	(1,612)
Cash Flows From Investing Activities
Net change in securities available for sale	(2,073)	—
Net change in restricted and other equity investments	(6,900)	—
Net change in other investments	(3,230)	(7,363)
Net cash acquired in Bay Banks Merger	23,214	—
Cash received from (contributed to) Bank	10,000	(2,000)
Net cash provided by (used in) investing activities	21,011	(9,363)
Cash Flows From Financing Activities
Dividends paid on common stock	(7,183)	(2,436)
Stock option exercises	804	—
Payment of subordinated notes issuance costs	—	(349)
Issuance of subordinated notes	—	15,000
Redemption of subordinated debt	(14,150)	—
Net cash (used in) provided by financing activities	(20,529)	12,215
Net increase in cash and due from banks	982	1,240
Cash and due from banks at beginning of period	2,174	934
Cash and due from banks at end of period	$3,156	$2,174

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,388	$1,190
Income taxes	$10,000	$2,000
Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$300	$—
Issuance of restricted stock awards, net of forfeitures	$1,331	$567

Note 21. Legal Matters

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

Note 22. Accumulated Other Comprehensive Income, net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	Net Unrealized Gains (Losses)
(Dollars in thousands)	Securities Available For Sale	Transfer of Securities Held to Maturity to Available For Sale	Interest Rate Swaps	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of December 31, 2019	$423	$—	$(194)	$—	$229
Change in net unrealized holding gains on securities available for sale, net of tax expense of $103	388	—	—	—	388
Reclassification for previously unrealized net gains recognized in net income, net of tax expense of $44	(167)	—	—	—	(167)
Transfer of securities held to maturity to available for sale, net of tax expense of $113	—	425	—	—	425
Change in net unrealized holding losses on interest rate swaps, net of tax benefit of $163	—	—	(611)	—	(611)
Balance as of December 31, 2020	644	425	(805)	—	264
Change in net unrealized holding losses on securities available for sale, net of tax benefit of $1,279	(4,814)	—	—	—	(4,814)
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $30	114	—	—	—	114
Change in net unrealized holding gains on interest rate swaps, net of tax expense of $1,521	—	—	5,719	—	5,719
Reclassification for previously unrealized net gains recognized in net income, net of tax expense of $1,307	—	—	(4,914)	—	(4,914)
Change in net unrealized losses on pension and post-retirement benefit plans, net of tax benefit of $1	—	—	—	(1)	(1)
Balance as of December 31, 2021	$(4,056)	$425	$—	$(1)	$(3,632)

Note 23. Commitments and Contingencies

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2021 and December 31, 2020, the Company had outstanding loan commitments of $475.1 million and $126.0 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of December 31, 2021 and 2020, commitments under outstanding performance stand-by letters of credit totaled $655 thousand and $0, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2021 and 2020, commitments under outstanding financial stand-by letters of credit totaled $4.5 million and $6.1 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Reserves for unfunded commitments to borrowers as of December 31, 2021 and 2020 were $962 thousand and $0, respectively, and are included in other liabilities on the consolidated balance sheets.

The Company invests in various partnerships and limited liability companies, many of which invest in early-stage companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At December 31, 2021, the Company had future commitments outstanding totaling $8.3 million related to these investments.

The Company also has investments in various SBIC funds. The Company's obligations to these funds are satisfied in the form of capital calls that occur during the commitment period. As of December 31, 2021, the Company's remaining capital commitments associated with its investments in SBIC funds was $11.4 million.

Note 24. Subsequent Events

On January 5, 2022, the Board of Directors of the Company declared a quarterly dividend of $0.12 per share, payable on January 31, 2022 to shareholders of record as of the close of business on January 19, 2022.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2021 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item will be included in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics and Conflict of Interest Policy that applies to directors, executive officers, and employees of the Company and the Bank. A copy of the code is filed as Exhibit 14.1 to this report and may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2021, relating to the Company’s stock-based compensation plans, pursuant to which awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, and performance compensation awards in the form of common stock from time to time.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	—	$—	247,626
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	247,626

(1) The information in this column does not include a total of 57,607 shares of common stock that are issuable upon the exercise of stock options assumed in the Bay Banks Merger with a weighted-average exercise price of $11.75 per share.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15: EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization, dated as of May 13, 2019, between Blue Ridge Bankshares, Inc. and Virginia Community Bankshares, Inc. (incorporated by reference to Appendix A to the joint proxy statement/prospectus included in Amendment No. 2 to Blue Ridge Bankshares Inc.’s Registration Statement on Form S-4 (File No. 333-233148) filed on October 29, 2019).

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

4.1	Specimen Common Stock Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).
4.2	Form of 5.625% Fixed-to-Floating Rate Subordinated Note due 2029 (incorporated by reference to Exhibit 4.1 to Bay Banks of Virginia, Inc.’s Current Report on Form 8-K filed on October 7, 2019).
4.3	Form of Subordinated Note due 2030 (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).
4.4	Description of Blue Ridge Bankshares, Inc.’s Securities.
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

10.4

Employment Agreement, dated August 12, 2020 and effective January 31, 2021, by and between Blue Ridge Bankshares, Inc. and Susan S. Pittman (incorporated by reference to Exhibit 10.3 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on February 1, 2021).

10.5

Employment Agreement, dated November 19, 2020 and effective January 31, 2021, between Blue Ridge Bankshares, Inc. and C. Rodes Boyd, Jr. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 (File No. 333-249438) filed on December 9, 2020).

10.6	Blue Ridge Bankshares, Inc. Equity Incentive Plan, as amended.
10.7

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.8	Description of Annual Cash Incentive Program, as amended (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on December 21, 2021).

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

10.11

Form of Subordinated Note Purchase Agreement, dated October 7, 2019, by and among Bay Banks of Virginia, Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.1 to Bay Banks of Virginia, Inc.’s Current Report on Form 8-K filed on October 7, 2019).

10.12	Form of Subordinated Note Purchase Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).
10.13	Bay Banks of Virginia, Inc. 2003 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.0 to Bay Banks of Virginia, Inc.’s Form S-8, filed on February 19, 2004).
10.14	Bay Banks of Virginia, Inc. 2008 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.1 to Bay Banks of Virginia, Inc.’s Form S-8, filed on November 14, 2008).
10.15	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Bay Banks of Virginia, Inc.’s Form S-8, filed on June 28, 2013).
14.1	Code of Ethics and Conflict of Interest Policy.
21.1	Subsidiaries of Blue Ridge Bankshares, Inc.
23.1	Consent of Independent Registered Public Accounting Firm – Elliott Davis, LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: March 11, 2022	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Plum	President, Chief Executive Officer and	March 11, 2022
Brian K. Plum	Director (Principal Executive Officer)

/s/ Judy C. Gavant	Executive Vice President and Chief Financial	March 11, 2022
Judy C. Gavant	Officer (Principal Financial Officer)

/s/ Amanda G. Story	Chief Accounting Officer (Principal	March 11, 2022
Amanda G. Story	Accounting Officer)

/s/ Larry Dees	Chairman of the Board	March 11, 2022
Larry Dees

/s/ Hunter H. Bost	Director	March 11, 2022
Hunter H. Bost

/s/ Elizabeth H. Crowther	Director	March 11, 2022
Elizabeth H. Crowther

/s/ Mensel D. Dean, Jr.	Director	March 11, 2022
Mensel D. Dean, Jr.

/s/ Richard A. Farmar, III	Director	March 11, 2022
Richard A. Farmar, III

/s/ Andrew C. Holzwarth	Director	March 11, 2022
Andrew C. Holzwarth

/s/ Robert S. Janney	Director	March 11, 2022
Robert S. Janney

/s/ Julien G. Patterson	Director	March 11, 2022
Julien G. Patterson

/s/ Randolph N. Reynolds, Jr.	Director	March 11, 2022
Randolph N. Reynolds, Jr.

/s/ C. Frank Scott, III	Director	March 11, 2022
C. Frank Scott, III

/s/ Vance H. Spilman	Director	March 11, 2022
Vance H. Spilman

/s/ William W. Stokes	Director	March 11, 2022
William W. Stokes

/s/ Carolyn J. Woodruff	Director	March 11, 2022
Carolyn J. Woodruff