Form 10-Q
period 2022-03-31
BLUE RIDGE BANKSHARES, INC.
filed 2022-05-05
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39165

BLUE RIDGE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1470908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1807 Seminole Trail Charlottesville, Virginia	22901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (540) 743-6521

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	BRBS	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2022, the registrant had 18,767,565 shares of common stock, no par value per share, outstanding.

Auditor Firm Id:	149	Auditor Firm Name:	Elliott Davis, LLC	Auditor Firm Location:	Raleigh, NC, USA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	March 31, 2022	December 31, 2021 (1)
ASSETS
Cash and due from banks	$162,177	$130,548
Federal funds sold	74,294	43,903
Securities available for sale, at fair value	375,484	373,532
Restricted equity investments	8,385	8,334
Other equity investments	23,943	14,184
Other investments	16,010	12,681
Loans held for sale	41,004	121,943
Paycheck Protection Program loans, net of deferred fees and costs	22,853	30,406
Loans held for investment, net of deferred fees and costs	1,843,344	1,777,172
Less allowance for loan losses	(12,013)	(12,121)
Loans held for investment, net	1,831,331	1,765,051
Accrued interest receivable	9,505	9,573
Other real estate owned	74	157
Premises and equipment, net	24,668	26,624
Right-of-use asset	6,766	6,317
Bank owned life insurance	46,817	46,545
Goodwill	26,826	26,826
Other intangible assets	7,455	7,594
Mortgage derivative asset	2,063	1,876
Mortgage servicing rights, net	27,691	16,469
Mortgage brokerage receivable	430	4,064
Other assets	16,808	17,211
Assets of discontinued operations	—	1,301
Total assets	$2,724,584	$2,665,139
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$766,506	$706,088
Interest-bearing demand and money market deposits	978,650	941,805
Savings	152,105	150,376
Time deposits	456,820	499,502
Total deposits	2,354,081	2,297,771
FHLB borrowings	10,108	10,111
FRB borrowings	15,211	17,901
Subordinated notes, net	39,970	39,986
Lease liability	8,038	7,651
Other liabilities	18,694	14,543
Liabilities of discontinued operations	—	37
Total liabilities	2,446,102	2,388,000
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, no par value; 25,000,000 shares authorized; 18,771,065 and 18,774,082 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	194,679	194,309
Additional paid-in capital	252	252
Retained earnings	105,027	85,982
Accumulated other comprehensive loss, net of tax	(21,476)	(3,632)
Total Blue Ridge Bankshares, Inc. stockholders’ equity before noncontrolling interest	278,482	276,911
Noncontrolling interest of discontinued operations	—	228
Total stockholders’ equity	278,482	277,139
Total liabilities and stockholders’ equity	$2,724,584	$2,665,139

(1)
Derived from audited December 31, 2021 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
(Dollars in thousands, except per share data)	March 31, 2022	March 31, 2021
INTEREST INCOME
Interest and fees on loans	$23,899	$21,363
Interest on securities, deposit accounts, and federal funds sold	1,903	1,213
Total interest income	25,802	22,576
INTEREST EXPENSE
Interest on deposits	1,556	1,540
Interest on subordinated notes	553	630
Interest on FHLB and FRB borrowings	25	389
Total interest expense	2,134	2,559
Net interest income	23,668	20,017
Provision for loan losses	2,500	—
Net interest income after provision for loan losses	21,168	20,017
NONINTEREST INCOME
Fair value adjustments of other equity investments	9,364	—
Residential mortgage banking income, net	2,821	9,301
Mortgage servicing rights	6,738	3,371
Gain on sale of guaranteed government loans	1,427	1,074
Wealth and trust management	391	169
Service charges on deposit accounts	315	327
Increase in cash surrender value of bank owned life insurance	272	164
Bank and purchase card, net	422	300
Other	2,344	833
Total noninterest income	24,094	15,539
NONINTEREST EXPENSE
Salaries and employee benefits	14,096	13,903
Occupancy and equipment	1,485	1,331
Data processing	946	805
Legal, issuer, and regulatory filing	382	576
Advertising and marketing	428	279
Communications	799	367
Audit and accounting fees	141	189
FDIC insurance	231	343
Intangible amortization	397	351
Other contractual services	534	853
Other taxes and assessments	570	347
Merger-related	50	9,019
Other	2,630	1,872
Total noninterest expense	22,689	30,235
Income from continuing operations before income tax expense	22,573	5,321
Income tax expense	5,153	1,078
Net income from continuing operations	$17,420	$4,243
Discontinued Operations
Income (loss) from discontinued operations before income taxes (including gain on disposal of $471 thousand for the three months ended March 31, 2022)	426	(7)
Income tax expense (benefit)	89	(1)
Net income (loss) from discontinued operations	337	(6)
Net income	17,757	4,237
Net income from discontinued operations attributable to noncontrolling interest	$(1)	$(9)
Net income attributable to Blue Ridge Bankshares, Inc.	17,756	4,228
Net income available to common stockholders	17,756	4,228
Basic and diluted EPS from continuing operations (1)	$0.93	$0.28
Basic and diluted EPS from discontinued operations (1)	$0.02	—
Basic and diluted EPS attributable to Blue Ridge Bankshares, Inc. (1)	$0.95	$0.28

(1)
Earnings per common share ("EPS") has been adjusted for the three months ended March 31, 2021 to reflect the Company’s 3-for-2 stock split effective April 30, 2021.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Net income	$17,757	$4,237
Other comprehensive (loss) income:
Gross unrealized losses on securities available for sale arising during the period	(22,586)	(3,142)
Deferred income tax benefit	4,742	660
Unrealized losses on securities available for sale arising during the period, net of tax	(17,844)	(2,482)
Gross unrealized gains on interest rate swaps	—	7,915
Deferred income tax expense	—	(1,662)
Unrealized gains on interest rate swaps, net of tax	—	6,253
Other comprehensive net (loss) income	(17,844)	3,771
Comprehensive net (loss) income	$(87)	$8,008
Comprehensive income from discontinued operations attributable to noncontrolling interest	(1)	(9)
Comprehensive net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(88)	$7,999

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the three months ended March 31, 2022
(Dollars in thousands)	Shares of Common Stock (1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest of Discontinued Operations	Total
Balance at beginning of period	18,774,082	$194,309	$252	$85,982	$(3,632)	$228	$277,139
Net income	—	—	—	17,756	—	1	17,757
Other comprehensive loss	—	—	—	—	(17,844)	—	(17,844)
Dividends on common stock	—	—	—	(2,253)	—	—	(2,253)
Stock option exercises	1,183	15	—	—	—	—	15
Restricted stock awards, net of forfeitures	(4,200)	355	—	—	—	—	355
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance at end of period	18,771,065	$194,679	$252	$105,027	$(21,476)	$—	$278,482

	For the three months ended March 31, 2021
(Dollars in thousands)	Shares of Common Stock (1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
Balance at beginning of period	8,577,932	$66,771	$252	$40,688	$264	$225	$108,200
Net income	—	—	—	4,228	—	9	4,237
Other comprehensive income	—	—	—	—	3,771	—	3,771
Dividends on common stock	—	—	—	(2,677)	—	—	(2,677)
Issuance of common stock and other consideration paid in business combination	9,951,743	125,403	—	—	—	—	125,403
Stock option exercises	67,031	633	—	—	—	—	633
Restricted stock awards, net of forfeitures	24,825	167	—	—	—	—	167
Balance at end of period	18,621,531	$192,974	$252	$42,239	$4,035	$234	$239,734

(1)
Common stock outstanding as of and for the period ended March 31, 2021 is reflective of the Company’s 3-for-2 stock split effective April 30, 2021.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities
Net income from continuing operations	$17,420	$4,243
Net income (loss) from discontinued operations	337	(6)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	525	446
Deferred income tax benefit (expense)	3,801	(1,002)
Provision for loan losses	2,500	—
Accretion of fair value adjustments (discounts) on acquired loans	(2,691)	(359)
Accretion of fair value adjustments (premiums) on acquired time deposits	(470)	(697)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(25)	(35)
Proceeds from sale of loans held for sale	234,550	412,139
Loans held for sale, originated	(153,534)	(377,854)
Gain on sale of loans held for sale, originated	(77)	(4,715)
(Gain) loss on disposal of premises and equipment	(405)	32
Investment amortization expense, net	452	463
Amortization of subordinated debt issuance costs	9	17
Intangible amortization	397	351
Fair value adjustments of other equity investments	(9,364)	—
Fair value adjustments attributable to mortgage servicing rights	(3,777)	—
Increase in cash surrender value of bank owned life insurance	(272)	(164)
Increase in other assets	1,151	(2,873)
Increase in other liabilities	4,500	5,674
Net cash provided by operating activities - continuing operations	95,027	35,660
Net cash provided by operating activities - discontinued operations	55	56
Cash provided by operating activities	95,082	35,716
Cash Flows From Investing Activities
Net increase in federal funds sold	(30,391)	(2,731)
Purchases of securities available for sale	(32,660)	(107,057)
Proceeds from calls, sales, paydowns and maturities of securities available for sale	7,743	12,490
Proceeds from sale of other real estate owned	70	4
Net change in restricted equity and other investments	(283)	1,990
Net decrease (increase) in Paycheck Protection Program loans	7,552	(291,196)
Net (increase) decrease in loans held for investment	(66,088)	38,436
Purchase of premises and equipment	(104)	(78)
Proceeds from sale of premises and equipment	1,937	278
Capital calls of small business investment company funds and other investments	(3,553)	(376)
Net cash acquired in acquisition of Bay Banks of Virginia, Inc.	—	44,066
Nonincome distributions from limited liability companies	227	107
Net cash used in investing activities - continuing operations	(115,550)	(304,067)
Net cash provided by (used in) investing activities - discontinued operations	245	(46)
Cash used in investing activities	(115,305)	(304,113)
Cash Flows From Financing Activities:
Net increase in demand, savings and other interest-bearing deposits	98,992	181,850
Net decrease in time deposits	(42,212)	(17,032)
Common stock dividends paid	(2,253)	(2,677)
Federal Home Loan Bank advances	—	200,000
Federal Home Loan Bank repayments	—	(142,000)
Federal Reserve Bank advances	—	265,908
Federal Reserve Bank repayments	(2,690)	(62,706)
Stock option exercises	15	633
Net increase in securities sold under repurchase agreements	—	16
Net cash provided by financing activities - continuing operations	51,852	423,992
Net cash provided by financing activities - discontinued operations	—	—
Cash provided by financing activities	51,852	423,992
Net increase in cash and due from banks	31,629	155,595
Cash and due from banks at beginning of period	130,548	117,945
Cash and due from banks at end of period	$162,177	$273,540

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$1,598	$2,039
Income taxes	$—	$1,000
Non-cash investing and financing activities:
Unrealized loss on securities available for sale	$(22,586)	$(3,142)
Restricted stock awards, net of forfeitures	$355	$167
Assets acquired in business combination	$—	$1,224,583
Liabilities assumed in business combination	$—	$1,107,036
Effective settlement of subordinated notes in business combination	$—	$650
Change in goodwill	$—	$7,206
Cumulative effect adjustment of change in accounting method	$3,542	$—

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation

Blue Ridge Bankshares, Inc. (the "Company") conducts its business activities primarily through its wholly-owned subsidiary bank, Blue Ridge Bank, National Association (the "Bank") and its wealth and trust management subsidiary, BRB Financial Group, Inc. (the “Financial Group”). The Company exists primarily for the purposes of holding the stock of its subsidiaries, the Bank and the Financial Group.

The Company sold its majority interest in MoneyWise Payroll Solutions, Inc. (“MoneyWise”) to the holder of the minority interest in MoneyWise in the first quarter of 2022. Asset and liability balances and income statement amounts related to MoneyWise are reported as discontinued operations for all periods presented.

The accompanying unaudited consolidated financial statements of the Company include the accounts of the Bank and the Financial Group and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

On January 31, 2021, the Company completed a merger with Bay Banks of Virginia, Inc. (“Bay Banks”), a bank holding company conducting substantially all its operations through its bank subsidiary, Virginia Commonwealth Bank, and the Financial Group (formerly VCB Financial Group, Inc.). Immediately following the Company’s merger with Bay Banks, Bay Banks’ subsidiary bank was merged with and into the Bank, while the Financial Group became a subsidiary of the Company (collectively, the “Bay Banks Merger”). Information contained herein as of March 31, 2022 includes the balances of Bay Banks. Information for the periods in the year ended and as of December 31, 2021 includes the operations of Bay Banks only for the period immediately following the effective date of the Bay Banks Merger (January 31, 2021) through December 31, 2021.

On January 1, 2022, the Company changed its accounting method for mortgage servicing rights ("MSR") assets from the amortization method to the fair value measurement method under Accounting Standards Codification 860 Transfers and Servicing. This change in accounting method, which was an irrevocable election, was prospective in nature and resulted in an after-tax difference in carrying values of its MSR assets under the two methods at the beginning of the quarter. Consequently, a positive $3.5 million cumulative effect adjustment was recorded to stockholders’ equity as of January 1, 2022.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Note 2 – Amendments to the Accounting Standards Codification

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has formed a cross-functional working group, supported by a third-party consultant, which is implementing the requirements of ASU 2016-13 by the adoption date.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as purchased credit-deteriorated (“PCD”) assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

Note 3 – Investments

Investment securities available for sale are carried at fair value in the consolidated balance sheets. The following tables present amortized cost and fair values of investment securities available for sale as of the dates stated.

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$58,962	$5	$(4,041)	$54,926
U.S. Treasury and agencies	75,402	—	(5,683)	69,719
Mortgage backed securities	225,163	78	(18,106)	207,135
Corporate bonds	43,679	572	(547)	43,704
Total investment securities	$403,206	$655	$(28,377)	$375,484

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$51,341	$302	$(530)	$51,113
U.S. Treasury and agencies	65,680	—	(1,614)	64,066
Mortgage backed securities	222,968	403	(4,261)	219,110
Corporate bonds	38,752	808	(317)	39,243
Total investment securities	$378,741	$1,513	$(6,722)	$373,532

As of March 31, 2022 and December 31, 2021, no securities and securities with a fair value of $8.7 million were pledged to secure public deposits with the Treasury Board of the Commonwealth of Virginia.

As of March 31, 2022 and December 31, 2021, securities with a fair value of $20.0 million and $23.1 million, respectively, were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta ("FHLB").

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$9,412	$9,320
Due after one year through five years	36,249	34,710
Due after five years through ten years	133,649	126,631
Due after ten years	223,896	204,823
Total	$403,206	$375,484

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		March 31, 2022
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	75	$44,827	$(3,611)	$4,986	$(430)	$49,813	$(4,041)
U.S. Treasury and agencies	28	51,162	(4,376)	10,193	(1,307)	61,355	(5,683)
Mortgage backed securities	65	158,560	(13,607)	42,108	(4,499)	200,668	(18,106)
Corporate bonds	16	15,119	(485)	1,938	(62)	17,057	(547)
Total	184	$269,668	$(22,079)	$59,225	$(6,298)	$328,893	$(28,377)

		December 31, 2021
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	38	$27,905	$(530)	$—	$—	$27,905	$(530)
U.S. Treasury and agencies	22	64,067	(1,614)	—	—	64,067	(1,614)
Mortgage backed securities	54	186,924	(4,257)	543	(4)	187,467	(4,261)
Corporate bonds	11	6,770	(313)	996	(4)	7,766	(317)
Total	125	$285,666	$(6,714)	$1,539	$(8)	$287,205	$(6,722)

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. At March 31, 2022 and December 31, 2021, with the exception of one security, all securities in an unrealized loss position were of investment grade. In addition, the amount of unrealized loss for the security was not significant. Investment securities with unrealized losses are generally a result of pricing changes due to recent changes in the interest rate environment and not as a result of permanent credit impairment. Contractual cash flows for the mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost.

Restricted equity investments consisted of stock in the FHLB (carrying value of $1.8 million and $1.7 million as of March 31, 2022 and December 31, 2021, respectively), stock in the Federal Reserve Bank of Richmond ("FRB") (carrying value of $6.1 million at both March 31, 2022 and December 31, 2021), and stock in the Bank’s correspondent bank (carrying value of $468 thousand at both March 31, 2022 and December 31, 2021). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including shares in other financial institutions and fintech companies, totaling $23.9 million and $14.2 million as of March 31, 2022 and December 31, 2021, respectively, which are carried at fair value with any gain or loss reported in the consolidated income statements each reporting period. As no actively-traded market exists for substantially all of the Company's other equity investments, fair value adjustments are determined by reviewing recent observable market transactions, such as stock or equity transactions, that are substantially similar to the Company's existing investments. Other equity investments are also periodically evaluated for impairment using information obtained either directly from the investee or from a third-party broker. If an impairment has been identified, the carrying value of the investment is written down to its estimated fair market value through a charge to earnings. As of March 31, 2022, no impairment on other equity investments has been recorded.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which are reported in other investments on the consolidated balance sheets.

Note 4 – Loans and Allowance for Loan Losses

The following table presents loans held for investment, including Paycheck Protection Program ("PPP") loans, as of the dates stated.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$380,754	$320,827
Paycheck Protection Program	22,902	30,742
Real estate – construction, commercial	124,523	146,523
Real estate – construction, residential	60,195	58,857
Real estate – mortgage, commercial	748,223	701,503
Real estate – mortgage, residential	487,257	493,982
Real estate – mortgage, farmland	6,062	6,173
Consumer	37,368	49,877
Gross loans	1,867,284	1,808,484
Less: deferred loan fees, net of costs	(1,087)	(906)
Total	$1,866,197	$1,807,578

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $423.3 million and $478.3 million were pledged as of March 31, 2022 and December 31, 2021, respectively. Additionally, PPP loans were pledged as collateral for the FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") advances in the amount of $15.2 million and $17.9 million as of March 31, 2022 and December 31, 2021, respectively.

As a result of the Bay Banks Merger and the 2019 acquisition of Virginia Community Bankshares, Inc., the acquired loan portfolios were initially measured at fair value as of the respective acquisition dates and subsequently accounted for as either purchased performing loans or purchased credit-impaired ("PCI") loans. The following table presents the outstanding principal balance and related recorded investment of these acquired loans included in the consolidated balance sheets as of the dates stated.

(Dollars in thousands)	March 31, 2022	December 31, 2021
PCI loans
Outstanding principal balance	$68,778	$97,418
Recorded investment	57,841	84,029
Purchased performing loans
Outstanding principal balance	665,979	706,147
Recorded investment	663,397	703,333
Total acquired loans
Outstanding principal balance	734,757	803,565
Recorded investment	721,238	787,362

The following table presents the changes in the accretable yield for PCI loans for the periods stated.

	For the three months ended March 31,
(Dollars in thousands)	2022	2021
Balance, beginning of period	$16,849	$123
Additions	—	10,030
Accretion	(3,512)	(840)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	104
Other changes, net	—	22
Balance, end of period	$13,337	$9,439

The following tables present the aging of the recorded investment of loans held for investment as of the dates stated.

	March 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$2,278	$1,117	$212	$3,378	$6,985	$6,471	$367,298	$380,754
Paycheck Protection Program	—	—	—	—	—	—	22,902	22,902
Real estate – construction, commercial	3,894	269	—	88	4,251	1,196	119,076	124,523
Real estate – construction, residential	1,383	663	457	240	2,743	—	57,452	60,195
Real estate – mortgage, commercial	717	1,202	—	3,284	5,203	42,031	700,989	748,223
Real estate – mortgage, residential	6,392	2,000	362	5,221	13,975	7,553	465,729	487,257
Real estate – mortgage, farmland	339	—	—	—	339	—	5,723	6,062
Consumer	715	205	239	703	1,862	590	34,916	37,368
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(1,087)	(1,087)
Total Loans	$15,718	$5,456	$1,270	$12,914	$35,358	$57,841	$1,772,998	$1,866,197

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$2,338	$—	$30	$6,066	$8,434	$8,903	$303,490	$320,827
Paycheck Protection Program	—	—	—	—	—	—	30,742	30,742
Real estate – construction, commercial	271	—	—	88	359	14,754	131,410	146,523
Real estate – construction, residential	651	98	279	413	1,441	—	57,416	58,857
Real estate – mortgage, commercial	53	—	—	3,024	3,077	51,872	646,554	701,503
Real estate – mortgage, residential	13,950	1,587	359	5,190	21,086	7,621	465,275	493,982
Real estate – mortgage, farmland	—	—	—	—	—	—	6,173	6,173
Consumer	902	583	249	396	2,130	879	46,868	49,877
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(906)	(906)
Total Loans	$18,165	$2,268	$917	$15,177	$36,527	$84,029	$1,687,022	$1,807,578

The following tables present the aging of the recorded investment of PCI loans as of the dates stated.

	March 31, 2022
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$6,471	$6,471
Real estate – construction, commercial	—	—	1,196	1,196
Real estate – mortgage, commercial	—	—	42,031	42,031
Real estate – mortgage, residential	146	—	7,407	7,553
Consumer	—	—	590	590
Total PCI Loans	$146	$—	$57,695	$57,841

	December 31, 2021
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$8,903	$8,903
Real estate – construction, commercial	—	—	14,754	14,754
Real estate – mortgage, commercial	—	—	51,872	51,872
Real estate – mortgage, residential	147	—	7,474	7,621
Consumer	—	4	875	879
Total PCI Loans	$147	$4	$83,878	$84,029

The following tables present a summary of the loan portfolio individually and collectively evaluated for impairment as of the dates stated.

	March 31, 2022
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$6,471	$6,471	$—
Real estate – construction, commercial	—	1,196	1,196	—
Real estate – mortgage, commercial	—	42,031	42,031	—
Real estate – mortgage, residential	—	7,553	7,553	117
Consumer	—	590	590	—
Total PCI loans	—	57,841	57,841	117
Originated and purchased performing loans:
Commercial and industrial	6,808	367,475	374,283	6,510
Real estate – construction, commercial	523	122,804	123,327	1,282
Real estate – construction, residential	—	60,195	60,195	469
Real estate – mortgage, commercial	11,304	694,888	706,192	1,367
Real estate – mortgage, residential	1,403	478,301	479,704	1,382
Real estate – mortgage, farmland	—	6,062	6,062	21
Consumer	—	36,778	36,778	865
Total originated and purchased performing loans	20,038	1,766,503	1,786,541	11,896
Gross loans	20,038	1,824,344	1,844,382	12,013
Less: deferred loan fees, net of costs	—	(1,087)	(1,087)	—
Total	$20,038	$1,823,257	$1,843,295	$12,013

	December 31, 2021
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$8,903	$8,903	$—
Real estate – construction, commercial	—	14,754	14,754	—
Real estate – mortgage, commercial	—	51,872	51,872	—
Real estate – mortgage, residential	—	7,621	7,621	117
Consumer	—	879	879	—
Total PCI loans	—	84,029	84,029	117
Originated and purchased performing loans:
Commercial and industrial	4,612	307,312	311,924	7,133
Real estate – construction, commercial	527	131,242	131,769	953
Real estate – construction, residential	—	58,857	58,857	395
Real estate – mortgage, commercial	3,194	646,437	649,631	1,403
Real estate – mortgage, residential	1,400	484,961	486,361	1,184
Real estate – mortgage, farmland	—	6,173	6,173	23
Consumer	—	48,998	48,998	913
Total originated and purchased performing loans	9,733	1,683,980	1,693,713	12,004
Gross loans	9,733	1,768,009	1,777,742	12,121
Less: deferred loan fees, net of costs	—	(570)	(570)	—
Total	$9,733	$1,767,439	$1,777,172	$12,121

The tables above exclude gross PPP loans of $22.9 million and $30.7 million as of March 31, 2022 and December 31, 2021, respectively. PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses ("ALL") for these loans as of March 31, 2022 and December 31, 2021. In future periods, the Company may be required to establish an ALL for these loans, which would result in a provision for loan losses charged to earnings.

The following tables present information related to impaired loans by loan type as of the dates and for the periods stated.

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$3,521	$6,054	$—	$—	$—	$—
Real estate – construction, commercial	523	522	—	527	527	—
Real estate – mortgage, commercial	11,216	12,172	—	—	—	—
Real estate – mortgage, residential	1,345	1,339	—	—	—	—
With an allowance recorded:
Commercial and industrial	$3,287	$3,285	$640	$4,612	$4,612	$836
Real estate – mortgage, commercial	88	87	1	3,194	3,849	1
Real estate – mortgage, residential	58	59	15	1,400	1,400	42
Total	$20,038	$23,518	$656	$9,733	$10,388	$879

	For the three months ended
	March 31, 2022		March 31, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$5,305	$62	$3,250	$35
Real estate – construction, commercial	524	—	542	8
Real estate – mortgage, commercial	11,880	48	1,384	14
Real estate – mortgage, residential	1,342	14	583	6
With an allowance recorded:
Commercial and industrial	$3,290	$—	$—	$—
Real estate – mortgage, commercial	88	—	—	—
Real estate – mortgage, residential	59	—	—	—
Total	$22,488	$124	$5,759	$63

Impaired loans also include certain loans that have been modified in troubled debt restructurings ("TDRs") where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had nine TDRs totaling $673 thousand as of March 31, 2022 and eight TDRs totaling $688 thousand as of December 31, 2021.

No residential mortgage loans were in the process of foreclosure as of March 31, 2022.

The following table presents an analysis of the change in the ALL by loan type as of the dates and for the periods stated.

	For the three months ended March 31,
(Dollars in thousands)	2022	2021
ALL, beginning of period	$12,121	$13,827
Charge-offs
Commercial and industrial	(2,401)	(359)
Real estate – construction	(123)	—
Real estate – mortgage	(16)	(12)
Consumer	(279)	(263)
Total charge-offs	(2,819)	(634)
Recoveries
Commercial and industrial	74	56
Real estate – construction	12	—
Real estate – mortgage	4	16
Consumer	121	137
Total recoveries	211	209
Net charge-offs	(2,608)	(425)
Provision for loan losses	2,500	—
ALL, end of period	$12,013	$13,402

The following tables present the Company’s loan portfolio by internal loan grade as of the dates stated.

	March 31, 2022
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$1,503	$2,524	$2	$989	$1,453	$—	$6,471
Real estate – construction, commercial	—	—	—	5	—	—	1,191	—	1,196
Real estate – mortgage, commercial	—	—	—	4,340	19,183	16,073	2,435	—	42,031
Real estate – mortgage residential	—	—	—	142	1,653	2,701	3,057	—	7,553
Consumer loans	—	—	—	—	215	366	8	—	589
Total PCI loans	—	—	1,503	7,011	21,053	20,129	8,144	—	57,840
Originated and purchased performing loans:
Commercial and industrial	290	768	195,187	157,865	9,976	2,836	4,722	2,639	374,283
Paycheck Protection Program	22,902	—	—	—	—	—	—	—	22,902
Real estate – construction, commercial	—	395	22,895	90,618	8,632	149	637	—	123,326
Real estate – construction, residential	—	—	10,390	47,331	2,235	—	240	—	60,196
Real estate – mortgage, commercial	—	2,300	264,816	398,340	24,102	5,202	11,432	—	706,192
Real estate – mortgage residential	—	7,925	254,089	199,388	10,552	873	6,877	—	479,704
Real estate – mortgage, farmland	339	—	879	4,713	131	—	—	—	6,062
Consumer loans	306	2	15,700	19,728	433	1	609	—	36,779
Total originated and purchased performing loans:	23,837	11,390	763,956	917,983	56,061	9,061	24,517	2,639	1,809,444
Gross loans	$23,837	$11,390	$765,459	$924,994	$77,114	$29,190	$32,661	$2,639	$1,867,284
Less: deferred loan fees, net of costs									(1,087)
Total									$1,866,197

	December 31, 2021
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,567	$2,818	$2,748	$1,770	$—	$8,903
Real estate – construction, commercial	—	—	—	2,423	—	11,010	1,321	—	14,754
Real estate – mortgage, commercial	—	—	—	2,642	3,892	33,487	11,851	—	51,872
Real estate – mortgage residential	—	—	—	142	1,657	2,709	3,113	—	7,621
Consumer loans	—	—	—	—	388	481	10	—	879
Total PCI loans	—	—	—	6,774	8,755	50,435	18,065	—	84,029
Originated and purchased performing loans:
Commercial and industrial	291	560	156,519	133,738	11,256	3,180	6,380	—	311,924
Paycheck Protection Program	30,742	—	—	—	—	—	—	—	30,742
Real estate – construction, commercial	—	412	28,973	91,900	7,995	1,846	643	—	131,769
Real estate – construction, residential	—	—	14,610	40,418	3,416	—	413	—	58,857
Real estate – mortgage, commercial	—	2,382	307,067	283,165	34,750	17,133	5,134	—	649,631
Real estate – mortgage residential	990	9,218	276,992	180,980	11,107	974	6,100	—	486,361
Real estate – mortgage, farmland	340	—	1,067	4,766	—	—	—	—	6,173
Consumer loans	262	3	16,920	30,691	542	—	580	—	48,998
Total originated and purchased performing loans:	32,625	12,575	802,148	765,658	69,066	23,133	19,250	—	1,724,455
Gross loans	$32,625	$12,575	$802,148	$772,432	$77,821	$73,568	$37,315	$—	$1,808,484
Less: deferred loan fees, net of costs									(906)
Total									$1,807,578

Note 5 – Goodwill and Other Intangibles

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

As of March 31, 2022 and December 31, 2021, the Company's goodwill totaled $26.8 million.

The following table presents information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	As of March 31, 2022
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(3,279)	$6,347
Other amortizable intangibles	2,955	(1,847)	1,108
Total	$12,581	$(5,126)	$7,455

	As of December 31, 2021
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(2,908)	$6,718
Other amortizable intangibles	2,659	(1,783)	876
Total	$12,285	$(4,691)	$7,594

Included in other amortizable intangibles were loan servicing assets of $620 thousand and $362 thousand at March 31, 2022 and December 31, 2021, respectively, related to the sale of the government guaranteed portion of certain loans that the Company continues to service. Loan servicing assets of $297 thousand and $266 thousand were added during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. The amortization of these intangibles is included in interest and fees on loans in the consolidated statement of income.

The Company retains servicing rights on mortgages originated and sold to the secondary market. Beginning January 1, 2022, the Company elected the fair value measurement method for accounting for MSR assets, pursuant to which assets are initially recorded at fair value and subsequently adjusted to fair value at each reporting period. Prior to this, MSR assets were recorded under the amortization method, which required that MSR assets be recorded at the lower of cost or fair value. As of March 31, 2022, the fair value of MSR assets was $27.7 million, and at December 31, 2021, the carrying value of MSR assets under the amortization method was $16.5 million.

Note 6 – Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by pledged qualifying real estate loans and certain pledged securities. At March 31, 2022 and December 31, 2021, based on pledged collateral, the line totaled $315.1 million and $358.1 million, respectively. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB that totaled $10.0 million at both March 31, 2022 and December 31, 2021. The interest rate on the borrowing was 0.56% and the maturity date is February 28, 2030. FHLB borrowings required the Bank to hold $1.8 million and $1.7 million of FHLB stock at March 31, 2022 and December 31, 2021, respectively, which is included in restricted equity investments on the consolidated balance sheets. The Bank also has letters of credit with the FHLB in the amount of $85.0 million for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $220.1 million as of March 31, 2022.

FRB Borrowings

In the second quarter of 2020, the Company began participating in the FRB’s PPPLF, which allowed banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed annual cost of 35 basis points, and receive favorable regulatory capital treatment. As of March 31, 2022, FRB borrowings pursuant to the PPPLF were $15.2 million with maturities ranging from less than one year to over three years.

Other Borrowings

The Company had unsecured lines of credit with correspondent banks, which totaled $44.0 million at both March 31, 2022 and December 31, 2021. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. As of March 31, 2022 and December 31, 2021, none of these lines of credit with correspondent banks were drawn upon.

The Company had $40.0 million of subordinated notes, net, outstanding as of March 31, 2022 and December 31, 2021. The Company's subordinated notes are comprised of an issuance in October 2019 and maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 and maturing June 1, 2030 (the "2030 Note". As of March 31, 2022, the net carrying amount of the 2029 Notes was $25.3 million, inclusive of a $830 thousand purchase accounting adjustment (premium) . For the three months ended March 31, 2022 and 2021, the effective interest rate on the 2029 Notes was 5.1% and 4.7%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). As of March 31, 2022, the net carrying amount of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.7 million. For the three months ended March 31, 2022 and 2021, the effective interest rate on the 2030 Note was 6.1%.

Note 7 – Derivatives

The Company enters into interest rate swap agreements to accommodate the needs of its banking customers. The Company mitigates the interest rate risk entering into these swap agreements by entering into equal and offsetting swap agreements with highly-rated third-party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities).

The following tables present the notional and fair value of interest rate swap agreements for the dates stated.

	March 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,039	$70
Pay fixed/receive variable swaps	2,039	(70)

	December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,052	$199
Pay fixed/receive variable swaps	2,052	(199)

As part of its efforts to sell originated government guaranteed and conventional residential mortgages into the secondary market, the Bank had entered into $70.9 million and $64.8 million of rate lock commitments with borrowers, net of expected fallout, as of March 31, 2022 and December 31, 2021, respectively, and $38.4 million and $113.6 million of closed loan inventory waiting for sale, which were hedged by $95.5 million and $169.5 million in forward to-be-announced mortgage-backed securities as of March 31, 2022 and December 31, 2021, respectively. Mortgage derivative assets totaled $2.1 million and $1.9 million as of March 31, 2022 and December 31, 2021, respectively, and mortgage derivative liabilities, which are included in other liabilities on the consolidated balance sheets, were $0 and $75 thousand as of March 31, 2022 and December 31, 2021, respectively.

Note 8 – Stock-Based Compensation

The Company has granted restricted stock awards ("RSAs") to employees and directors under the Blue Ridge Bankshares, Inc. Equity Incentive Plan. RSAs are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. Compensation expense recognized in the consolidated statements of operations related to RSAs, net of forfeitures, for the three months ended March 31, 2022 and 2021 was $355 thousand and $167 thousand, respectively. Unrecognized compensation expense related to the restricted stock awards as of March 31, 2022 totaled $2.1 million.

During the three months ended March 31, 2022, 1,183 stock options were exercised resulting in 56,424 options outstanding as of March 31, 2022. These options were assumed by the Company in connection with the Bay Banks Merger.

Note 9 – Leases

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

The following tables present information about the Company’s leases as of and for the periods stated.

(Dollars in thousands)	March 31, 2022
Lease liabilities	$8,038
Right-of-use asset	$6,766
Weighted average remaining lease term (years)	6.45
Weighted average discount rate	1.87%

	For the three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Operating lease cost	$555	$646
Total lease cost	$555	$646
Cash paid for amounts included in the measurement of lease liabilities	$736	$646

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

(Dollars in thousands)	March 31, 2022
Nine months ending December 31, 2022	$1,340
Twelve months ending December 31, 2023	1,504
Twelve months ending December 31, 2024	1,180
Twelve months ending December 31, 2025	966
Twelve months ending December 31, 2026	887
Thereafter	2,458
Total undiscounted cash flows	8,335
Discount	(297)
Lease liabilities	$8,038

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

Mortgage servicing rights

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of March 31, 2022 and December 31, 2021, the Company was servicing approximately $2.08 billion and $1.91 billion of loans, respectively. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and utilizing assumed servicing costs and prepayment speeds. The weighted average net servicing fee income of the portfolio was 28.3 basis points as of March 31, 2022. Estimated base annual servicing costs were $65.00 to $80.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 8.65% as of March 31, 2022. A base discount rate of 8.5% to 10.5%

(8.81% weighted average discount rate) was then applied to each pool’s projected future cash flows as of March 31, 2022. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

As previously noted, the Company changed its accounting method for MSR assets from the amortization method to the fair value measurement method effective January 1, 2022. This was a prospective change in accounting method; therefore, the carrying value of the MSR assets in periods prior to January 1, 2022 are stated at amortized cost. Accordingly, the following table presents a reconciliation between the amortized cost and fair value of MSR assets as of and for the period stated.

(Dollars in thousands)	MSR Assets
Balance, December 31, 2020	$7,084
Acquired in Bay Banks Merger	997
Additions	11,809
Write-offs	(959)
Amortization	(2,462)
Impairments	—
Fair value adjustments	4,484
Balance, December 31, 2021 - Fair value	$20,953
Balance, December 31, 2021 - Amortized cost	$16,469

Rabbi trust assets

The Company's rabbi trust is associated with a deferred compensation plan. The assets held by the rabbi trust are invested at the direction of the individual participants and are generally invested in marketable investment securities, such as common stocks and mutual funds or short-term investments (e.g., cash) (Level 1). Rabbi trust assets and the associated deferred compensation plan liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets.

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

The Company has interest rate swap assets and liabilities associated with certain customer commercial loans. The interest rate swap asset with the customer is offset with an equal swap agreement with a highly-rated third-party financial institution (i.e., "back-to-back"). Both the interest rate swap assets and liabilities are free-standing derivatives and are recorded at fair value utilizing Level 2 inputs.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	March 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$54,926	$1,062	$53,864	$—
U.S. Treasury and agencies	69,719	5,949	63,770	—
Mortgage backed securities	207,135	4,965	195,338	6,832
Corporate bonds	43,704	5,000	30,647	8,057
Total securities available for sale	$375,484	$16,976	$343,619	$14,889
Other assets
MSR assets	$27,691	$—	$—	$27,691
Rabbi trust assets	908	908	—	—
Mortgage derivative asset	2,063	—	2,063	—
Interest rate swap asset	70	—	70	—
Other liabilities
Mortgage derivative liability	$—	$—	$—	$—
Interest rate swap liability	70	—	70	—

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$51,113	$—	$51,113	$—
U.S. Treasury and agencies	64,066	—	64,066	—
Mortgage backed securities	219,110	—	211,194	7,916
Corporate bonds	39,243	3,000	25,179	11,064
Total securities available for sale	$373,532	$3,000	$351,552	$18,980
Other assets
Rabbi trust assets	$994	$994	$—	$—
Mortgage derivative asset	1,876	—	1,876	—
Interest rate swap asset	199	—	199	—
Other liabilities
Mortgage derivative liability	$75	$—	$75	$—
Interest rate swap liability	199	—	199	—

The following table presents the change in financial assets valued using Level 3 inputs for the periods stated.

(Dollars in thousands)	MSR Assets	Corporate Bonds	Mortgage backed securities

Balance as of December 31, 2021	$16,469	$11,064	$7,916
Change in accounting method	4,484	—	—
Transfers from Level 2 to Level 3	—	2,000	—
Transfers from Level 3 to Level 2	—	(5,001)	(1,007)
Additions	2,961	—	—
Sales or paydowns	—	—	(76)
Fair value adjustments	3,777	(6)	(1)
Balance as of March 31, 2022	$27,691	$8,057	$6,832

As of March 31, 2022, 13 corporate bonds totaling $8.1 million and 6 mortgage backed securities totaling $7.8 million were reported at their respective purchase prices and as Level 3 assets in the fair value hierarchy as there were no observable market prices for similar investments.

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or the write-down of individual assets.

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

As of March 31, 2022, one impaired loan was evaluated using an Enterprise Value ("EV") technique, as the Company owns a portion of a nationally syndicated loan. EV is estimated using a multiple of earnings before income taxes, depreciation and amortization ("EBITDA"). EBITDA estimates were developed based on historical and projected performance of this company while the EV multiple was derived based on publicly available data of the borrower's respective peer companies and industry (Level 3).

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

Other Real Estate Owned ("OREO")

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	March 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,777	$—	$—	$2,777
Loans held for sale	41,004	—	41,004	—
OREO	74	—	—	74

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$8,344	$—	$—	$8,344
Loans held for sale	121,943	—	121,943	—
OREO	157	—	—	157

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of March 31, 2022	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	$1,106	Discount Rate	25.0%-50.0%
Discounted cash flows technique	152	Discount Rate	4.3%-6.5%
Enterprise Value ("EV") technique	1,519	EV Multiple	7.75
OREO
Discounted appraised value technique	74	Selling Costs	7.0%

(Dollars in thousands)	Balance as of December 31, 2021	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	$8,108	Selling Costs	7%
Discounted cash flows technique	236	Discount Rate	4% - 7%
OREO
Discounted appraised value technique	157	Selling Costs	7%

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

	March 31, 2022
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$162,177	$162,177	$162,177	$—	$—
Federal funds sold	74,294	74,294	74,294	—	—
Securities available for sale	375,484	375,484	16,976	343,619	14,889
Restricted equity investments	8,385	8,385	—	8,385	—
Other equity investments	23,943	23,943	—	23,943	—
PPP loans receivable, net	22,853	22,853	—	—	22,853
Loans held for investment, net	1,831,331	1,822,252	—	—	1,822,252
Accrued interest receivable	9,505	9,505	—	9,505	—
Bank owned life insurance	46,817	46,817	—	46,817	—
MSR assets	27,691	27,691	—	—	27,691
Financial Liabilities
Noninterest-bearing deposits	$766,506	$766,506	$766,506	$—	$—
Interest-bearing demand and money market deposits	978,650	978,650	—	978,650	—
Savings deposits	152,105	152,105	—	152,105	—
Time deposits	456,820	460,644	—	—	460,644
FHLB borrowings	10,108	9,998	—	9,998	—
FRB borrowings	15,211	15,211	—	15,211	—
Subordinated notes, net	39,970	40,655	—	—	40,655

	December 31, 2021
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$130,643	$130,643	$130,643	$—	$—
Federal funds sold	43,903	43,903	43,903	—	—
Securities available for sale	373,532	373,532	3,000	351,552	18,980
Restricted equity investments	8,334	8,334	—	8,334	—
Other equity investments	14,184	14,184	—	14,184	—
PPP loans receivable, net	30,406	30,406	—	—	30,406
Loans held for investment, net	1,765,051	1,766,820	—	—	1,766,820
Accrued interest receivable	9,573	9,573	—	9,573	—
Bank owned life insurance	46,545	46,545	—	46,545	—
Financial Liabilities
Noninterest-bearing deposits	$706,088	$706,088	$706,088	$—	$—
Interest-bearing demand and money market deposits	941,805	941,805	—	941,805	—
Savings deposits	150,376	150,376	—	150,376	—
Time deposits	499,502	503,968	—	—	503,968
FHLB borrowings	10,111	9,943	—	9,943	—
FRB borrowings	17,901	17,901	—	17,901	—
Subordinated notes, net	39,986	41,388	—	—	41,388

Note 11 – Minimum Regulatory Capital

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

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”) were fully phased-in at January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of March 31, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$288,450	13.29%	$227,866	10.50%	$217,015	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$275,405	12.69%	$184,463	8.50%	$173,612	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$275,405	12.69%	$151,910	7.00%	$141,060	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$275,405	10.64%	$103,530	4.00%	$129,412	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

Note 12 – Commitments & Contingencies

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2022 and December 31, 2021, the Company had outstanding loan commitments of $496.2 million and $475.1 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of March 31, 2022 and December 31, 2021, commitments under outstanding performance stand-by letters of credit totaled $77 thousand and $655 thousand, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2022 and December 31, 2021, commitments under outstanding financial stand-by letters of credit totaled $4.7 million and $4.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Reserves for unfunded commitments to borrowers as of March 31, 2022 and December 31, 2021 were $1.0 million and $962 thousand, respectively, and are included in other liabilities on the consolidated balance sheets.

The Company invests in various partnerships and limited liability companies, many of which invest in early-stage companies operating in fintech businesses. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At March 31, 2022, the Company has future commitments outstanding totaling $7.7 million related to these investments.

The Company also has investments in various SBIC funds. The Company's obligations to these funds are satisfied in the form of capital calls that occur during the commitment period. As of March 31, 2022, the Company's remaining capital commitments associated with its investments in SBIC funds totaled $9.0 million.

Note 13 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS") and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options. For the three months ended March 31, 2022 and 2021, stock options for 0 shares and 75,410 shares of the Company’s common stock were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive, respectively. Weighted average common shares outstanding, basic and dilutive, for the period ended March 31, 2021 are adjusted to reflect the 3-for-2 stock split effective April 30, 2021.

	For the three months ended
(Dollars in thousands, except per share data)	March 31, 2022	March 31, 2021
Weighted average common shares outstanding, basic	18,772,258	15,137,446
Effect of dilutive securities	17,087	16,533
Weighted average common shares outstanding, dilutive	18,789,345	15,153,979

Net income:
Net income from continuing operations	$17,420	$4,243
Net income (loss) from discontinued operations	337	(6)
Net income from discontinued operations attributable to noncontrolling interest	(1)	(9)
Net income attributable to Blue Ridge Bankshares, Inc.	$17,756	$4,228

Basic earnings per share:
Earnings per share from continuing operations	$0.93	$0.28
Earnings per share from discontinued operations	0.02	—
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.95	$0.28

Diluted earnings per share:
Earnings per share from continuing operations	$0.93	$0.28
Earnings per share from discontinued operations	0.02	—
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.95	$0.28

Note 14 – Business Segments

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

The following tables present statement of operations items and assets by segment as of and for the periods stated.

	For the three months ended March 31, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$25,183	$591	$28	$—	$25,802
Interest expense	1,546	35	553	—	2,134
Net interest income	23,637	556	(525)	—	23,668
Provision for loan losses	2,500	—	—	—	2,500
Net interest income after provision for loan losses	21,137	556	(525)	—	21,168
NONINTEREST INCOME
Residential mortgage banking income, net	—	2,821	—	—	2,821
Mortgage servicing rights	201	6,537	—	—	6,738
Gain on sale of guaranteed government loans	1,427	—	—	—	1,427
Service charges on deposit accounts	315	—	—	—	315
Increase in cash surrender value of bank owned life insurance	272	—	—	—	272
Other income	3,177	—	9,426	(82)	12,521
Total noninterest income	5,392	9,358	9,426	(82)	24,094
NONINTEREST EXPENSE
Salaries and employee benefits	9,089	5,007	—	—	14,096
Other operating expenses	6,581	1,936	158	(82)	8,593
Total noninterest expense	15,670	6,943	158	(82)	22,689
Income from continuing operations before income tax expense	10,859	2,971	8,743	—	22,573
Income tax expense	2,906	624	1,623	—	5,153
Net income from continuing operations	$7,953	$2,347	$7,120	$—	$17,420
Discontinued Operations
Income from discontinued operations before income taxes (including gain on disposal of $471 thousand)	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$8,290	$2,347	$7,120	$—	$17,757
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$8,289	$2,347	$7,120	$—	$17,756
Total assets as of March 31, 2022	$2,628,323	$64,419	$334,424	$(302,582)	$2,724,584

	For the three months ended March 31, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$21,707	$820	$49	$—	$22,576
Interest expense	1,871	58	630	—	2,559
Net interest income	19,836	762	(581)	—	20,017
Provision for loan losses	—	—	—	—	—
Net interest income after provision for loan losses	19,836	762	(581)	—	20,017
NONINTEREST INCOME
Residential mortgage banking income, net	—	9,301	—	—	9,301
Mortgage servicing rights	—	3,371	—	—	3,371
Gain on sale of guaranteed government loans	1,074	—	—	—	1,074
Service charges on deposit accounts	327	—	—	—	327
Increase in cash surrender value of bank owned life insurance	164	—	—	—	164
Other income	1,275	—	52	(25)	1,302
Total noninterest income	2,840	12,672	52	(25)	15,539
NONINTEREST EXPENSE
Salaries and employee benefits	5,635	8,268	—	—	13,903
Other operating expenses	13,136	2,181	1,040	(25)	16,332
Total noninterest expense	18,771	10,449	1,040	(25)	30,235
Income (loss) from continuing operations before income tax expense (benefit)	3,905	2,985	(1,569)	—	5,321
Income tax expense (benefit)	764	605	(291)	—	1,078
Net income (loss)	$3,141	$2,380	$(1,278)	$—	$4,243
Discontinued Operations
Loss from discontinued operations before income taxes	(7)	—	—	—	(7)
Income tax benefit	(1)	—	—	—	(1)
Net loss from discontinued operations	(6)	—	—	—	(6)
Net income (loss)	$3,135	$2,380	$(1,278)	$—	$4,237
Net income from discontinued operations attributable to noncontrolling interest	(9)	—	—	—	(9)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$3,126	$2,380	$(1,278)	$—	$4,228
Total assets as of March 31, 2021	$3,015,771	$143,568	$298,848	$(290,813)	$1,498,258

Note 15 – Changes to Accumulated Other Comprehensive Income, net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended March 31, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2022	$(4,056)	$425	$(1)	$(3,632)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $4,742	(17,844)	—	—	(17,844)
Balance as of March 31, 2022	$(21,900)	$425	$(1)	$(21,476)

	For the three months ended March 31, 2021
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2021	$644	$425	$(805)	$264
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $660	(2,482)	—	—	(2,482)
Change in net unrealized holding gains on interest rate swaps, net of deferred tax expense of $1,662	—	—	6,253	6,253
Balance as of March 31, 2021	$(1,838)	$425	$5,448	$4,035

Note 16 – Legal Matters

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

Note 17 – Subsequent Events

On April 6, 2022, the board of directors of the Company declared a quarterly dividend of $0.1225 per share, which was paid on April 29, 2022 to shareholders of record as of the close of business on April 18, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of our operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations for the balance of 2022, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

Cautionary Note About Forward-Looking Statements

The Company makes certain forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of management’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. The Company cautions that the forward-looking statements are based largely on management’s expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond its control. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which it conducts operations; changes in the level of the Company’s nonperforming assets and charge-offs; management of risks inherent in the Company’s real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of collateral and the ability to sell collateral upon any foreclosure; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market, and monetary fluctuations; changes in consumer spending and savings habits; the Company's ability to identify, attract, and retain experienced management, relationship managers, and support personnel, particularly in a competitive labor environment; technological and social media changes impacting the Company, the Bank, and the financial services industry, in general; changing bank regulatory conditions, laws, regulations, policies, or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, increased regulations, prohibition of certain income producing activities, or changes in the secondary market for loans and other products; the impact of changes in laws, regulations, and policies affecting the real estate industry; the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the Securities and Exchange Commission (the "SEC"), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, or other accounting standards setting bodies; the impact of the COVID-19 pandemic on the Company's customers and employees, and the associated efforts by the Company and others to limit the spread of the virus; the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events; geopolitical conditions, including acts or threats of terrorism and/or military conflicts, including the military conflict between Russia and Ukraine, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the Company’s inability to successfully manage growth or implement its growth strategy; the effect of acquisitions the Company may make, including, without limitation, disruption of employee or customer relationships, and the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the Company’s participation in the Paycheck Protection Program ("PPP") established by the U.S. government and its administration of the loans and processing fees earned under the program;

the Company’s involvement, from time to time, in legal proceedings, and examination and remedial actions by regulators; the Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime; the Bank’s ability to pay dividends; and the Bank's ability to effectively manage its fintech partnerships, and the abilities of those fintech companies to perform as expected.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the Form 10-K including those discussed in the section entitled "Risk Factors." If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, the Company cautions you not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

Sale of MoneyWise Payroll Solutions, Inc.

The Company sold its majority interest in MoneyWise Payroll Solutions, Inc. (“MoneyWise”) to the holder of the minority interest in MoneyWise in the first quarter of 2022. Asset and liability balances and income statement amounts related to MoneyWise are reported as discontinued operations for all periods presented.

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

Merger with Bay Banks of Virginia, Inc.

The Company completed its merger with Bay Banks of Virginia, Inc. ("Bay Banks"), the holding company of Virginia Commonwealth Bank, into the Company on January 31, 2021. Immediately following the completion of the merger, Virginia Commonwealth Bank was merged with and into Blue Ridge Bank (collectively, the “Bay Banks Merger”). Earnings for the first quarter of 2021 included the earnings of Bay Banks from the effective date of the merger.

Information contained herein as of March 31, 2022 includes the balances of Bay Banks; information contained herein for the quarter ended March 31, 2021 and as of December 31, 2021 includes the operations of Bay Banks for the period immediately following the effective date (January 31, 2021) of the Bay Banks Merger.

General

There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2021 Form 10-K, except for an irrevocable change in accounting method for mortgage servicing rights ("MSR") assets from the amortization method to the fair value measurement method under Accounting Standards Codification 860 Transfers and Servicing. See Part I, Item 1, Note 1 – Organization and Basis of Presentation for more information.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Comparison of Financial Condition as of March 31, 2022 and December 31, 2021

Total assets were $2.72 billion as of March 31, 2022, an increase of $59 million from $2.67 billion at December 31, 2021. Loans held for investment, excluding PPP loans, increased $66.2 million to $1.84 billion at March 31, 2022 from $1.78 billion at December 31, 2021, an annualized growth rate of 14.9%.

Total deposits as of March 31, 2022 were $2.35 billion, an increase of $56.3 million from December 31, 2021. The increase in the first three months of 2022 was primarily due to noninterest-bearing demand deposits, primarily related to the Company’s fintech partnerships.

Total stockholders’ equity increased by $1.3 million to $278.5 million as of March 31, 2022 compared to $277.1 million at December 31, 2021. The fair value of the Company’s portfolio of available for sale securities declined in the first quarter of 2022, primarily as a result of an increase in market interest rates, resulting in an after-tax decline in stockholders’ equity of $17.9 million . This decrease was offset by net income of $17.8 million for the three months ended March 31, 2022 and a positive $3.5 million cumulative effect adjustment recorded to stockholders’ equity as of January 1, 2022 to account for the change in accounting method for MSR assets, as noted previously.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, the Company reported net income from continuing operations of $17.4 million, or $0.93 earnings per diluted common share, compared to $4.2 million, or $0.28 earnings per diluted common share, for the three months ended March 31, 2021.

Net income before income taxes for the first quarter of 2022 included $9.4 million of fair value adjustments for the Company's equity investments, primarily in certain fintech companies. Income from MSRs was $6.7 million for the first quarter of 2022, an increase of $3.4 million compared to the same period of 2021.

Net income before income taxes included merger-related expenses of $50 thousand and $9.0 million, for the three months ended March 31, 2022 and 2021, respectively, the former attributable to the now-terminated FVCBankcorp, Inc. merger and the latter attributable to the completed Bay Banks Merger.

Net Interest Income. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. The Company’s principal interest-earning assets are loans to businesses, real estate investors, and individuals as well as its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank of Richmond ("FRB") advances. Generally, changes in net interest income are measured by the net interest rate spread and the net interest margin. Net interest rate spread is the difference between the rate earned on interest-earning assets and the rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income and interest expense calculated as a percentage of average interest-earning assets.

The following table presents the average balance sheets for the three months ended March 31, 2022 and 2021. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the three months ended March 31,
	2022			2021			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (12)	Rate (12)
Average Assets
Taxable securities	$379,113	$1,770	1.87%	$213,028	$1,130	2.12%	$640	$881	$(241)
Tax-exempt securities (2)	19,372	75	1.55%	14,170	67	1.89%	8	25	(17)
Total securities	398,485	1,845	1.85%	227,198	1,197	2.11%	648	906	(258)
Interest-earning deposits in other banks	94,710	35	0.15%	131,051	30	0.09%	5	(8)	13
Federal funds sold	51,460	22	0.17%	3,113	—	—	22	—	22
Loans held for sale	73,710	621	3.37%	132,918	821	2.47%	(200)	(366)	166
Paycheck Protection Program loans (3)	27,081	393	5.80%	452,096	4,477	3.96%	(4,084)	(4,209)	125
Loans held for investment (3,4,5)	1,798,653	22,885	5.09%	1,386,113	16,065	4.64%	6,820	4,781	2,039
Total average interest-earning assets	2,444,098	25,802	4.22%	2,332,489	22,590	3.87%	3,212	1,104	2,109
Less: allowance for loan losses	(12,063)			(13,625)
Total noninterest-earning assets	221,952			157,048
Total average assets	$2,653,987			$2,475,912
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,082,743	$585	0.22%	$700,291	$462	0.26%	$123	$252	$(129)
Time deposits (6)	483,236	971	0.80%	498,965	1,079	0.86%	(108)	(34)	(74)
Total interest-bearing deposits	1,565,980	1,556	0.40%	1,199,256	1,541	0.51%	15	218	(204)
FHLB borrowings (7)	10,110	11	0.42%	137,583	85	0.25%	(74)	(79)	4
FRB borrowings	16,379	14	0.35%	348,803	304	0.35%	(290)	(290)	—
Subordinated notes and other borrowings (8)	39,976	553	5.54%	47,016	630	5.36%	(77)	(94)	18
Total average interest-bearing liabilities	1,632,445	2,134	0.52%	1,732,658	2,560	0.59%	(426)	(245)	(181)
Noninterest-bearing demand deposits	720,226			522,971
Other noninterest-bearing liabilities	26,429			25,180
Stockholders’ equity	274,887			195,103
Total average liabilities and stockholders’ equity	$2,653,987			$2,475,912
Net interest income and margin (9)		$23,668	3.87%		$20,030	3.43%	$3,638	$1,349	$2,290
Cost of funds (10)			0.36%			0.45%
Net interest spread (11)			3.70%			3.28%

(1) Annualized.
(2) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(3) Includes deferred loan fees/costs.
(4) Non-accrual loans have been included in the computations of average loan balances.
(5) Includes accretion of fair value adjustments (discounts) on acquired loans of $2.7 million and $359 thousand for the three months ended March 31, 2022 and 2021, respectively.
(6) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $474 thousand and $697 thousand for the three months ended March 31, 2022 and 2021, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $3 thousand and $2 thousand for the three months ended March 31, 2022 and 2021, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand and $35 thousand for the three months ended March 31, 2022 and 2021, respectively.
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

Average interest-earning assets were $2.44 billion for the three months ended March 31, 2022 compared to $2.33 billion for the same period of 2021, a $111.6 million increase. This increase was primarily attributable to organic loan growth and loans acquired in the Bay Banks Merger as of the effective date of the merger and higher average balances of securities, partially offset by significantly lower average balances of PPP loans. Total interest income (on a taxable equivalent basis) increased $3.2 million for the three-month period ended March 31, 2022 from the same period of 2021. This increase was primarily due to higher average balances of interest-earnings assets, and higher accretion of purchase accounting adjustments (discounts) on acquired loans, partially offset by lower PPP interest and fee income. Interest income in the 2022 and 2021 periods included the amortization of PPP processing fees, net of costs, of $329 thousand and $3.3 million, respectively. Interest income in the first quarters of 2022 and 2021 included accretion of discounts on acquired loans of $2.7 million and $359 thousand, respectively.

Average interest-bearing liabilities were $1.63 billion for the three months ended March 31, 2022 compared to $1.73 billion for the same period of 2021, a $100.2 million decrease. Most of this decrease was attributable to a decline in average balances of FHLB and FRB borrowings of $127.5 million and $332.4 million, respectively, partially offset by higher average balances of interest-bearing deposits. FHLB advances were reduced in the fourth quarter of 2021 commensurate with the termination of interest rate swaps, while FRB advances were reduced as PPP loans were forgiven. Interest expense decreased by $426 thousand to $2.1 million for the three months ended March 31, 2022 compared to the same period of 2021. Cost of interest-bearing liabilities decreased to 0.52% for the first quarter of 2022 from 0.59% for the first quarter of 2021, partially due to the redemption of subordinated notes in the second and third quarters of 2021. Cost of funds were 0.36% and 0.45% for the first quarters of 2022 and 2021, respectively. Interest expense in the first quarters of 2022 and 2021 included the amortization of fair value adjustments (premium) on assumed time deposits of $474 thousand and $697 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended March 31, 2022 was $23.7 million compared to $20.0 million for the same period in 2021, an increase of $3.7 million. Net interest margin was 3.88% and 3.43% for first quarters of 2022 and 2021, respectively. Accretion and amortization of purchase accounting adjustments had a 53 and 17 basis point positive effect on net interest margin for the same respective periods. PPP loan processing fees, net of costs, and interest income, along with the corresponding funding costs through the FRB Paycheck Protection Program Liquidity Facility ("PPPLF"), had a 2 and 6 basis point positive effect on the Company’s net interest margin for the three months ended March 31, 2022 and 2021, respectively.

Provision for Loan Losses. The Company recorded a provision for loan losses of $2.5 million in the first quarter of 2022 compared to $0 for the same period of 2021. The $2.5 million provision in the first quarter of 2022 was primarily due to additional reserves for loan growth and higher specific reserves for three relationships.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021	Change $	Change %
Fair value adjustments of other equity investments	$9,364	$—	$9,364	100.0%
Residential mortgage banking income, net	2,821	9,301	(6,480)	(69.7%)
Mortgage servicing rights	6,738	3,371	3,367	99.9%
Gain on sale of guaranteed government loans	1,427	1,074	353	32.9%
Wealth and trust management	391	602	(211)	(35.0%)
Service charges on deposit accounts	315	327	(12)	(3.7%)
Increase in cash surrender value of bank owned life insurance	272	164	108	65.9%
Bank and purchase card, net	422	300	122	40.7%
Other	2,344	400	1,944	486.0%
Total noninterest income	$24,094	$15,539	$8,555	55.1%

Income from fair value adjustments of other equity investments in the first quarter of 2022 was attributable to the Company's equity investments, primarily in certain fintech companies. The Company records certain equity investments at fair value when an observable market event occurs, such as the issuance or transfer of shares of substantially similar investments. The decline in residential mortgage banking income was primarily due to lower mortgage volumes in the first quarter of 2022 ($151.4 million) compared to the first quarter of 2021 ($361.4 million). The decline in mortgage volumes was primarily attributable to a decline in demand for mortgages as market interest rates increased significantly in the first quarter 2022 compared to the same period of 2021. Partially offsetting the decline in residential mortgage banking income was higher income from MSR assets, of which $3.8 million was for the fair value adjustment and $2.9 million for new servicing rights retained. Generally, as market interest rates increase, the value of MSR assets increase as the underlying mortgages are less likely to be refinanced or curtailed. Other noninterest income in the first quarter of 2022 includes a net gain on sale of assets of $404 thousand, primarily attributable to the sale of a former branch location, and fee income from fintech partnerships of $740 thousand (compared to $0 for the same period of 2021).

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021	Change $	Change %
Salaries and employee benefits	$14,096	$13,903	$193	1.4%
Occupancy and equipment	1,485	1,331	154	11.6%
Data processing	946	805	141	17.5%
Legal, issuer, and regulatory filing	382	576	(194)	(33.7%)
Advertising and marketing	428	279	149	53.4%
Communications	799	367	432	117.7%
Audit and accounting fees	141	189	(48)	(25.4%)
FDIC insurance	231	343	(112)	(32.7%)
Intangible amortization	397	351	46	13.1%
Other contractual services	534	853	(319)	(37.4%)
Other taxes and assessments	570	347	223	64.3%
Merger-related	50	9,019	(8,969)	(99.4%)
Other	2,630	1,872	758	40.5%
Total noninterest expense	$22,689	$30,235	$(7,546)	(25.0%)

Excluding merger-related expenses, noninterest expense increased $1.4 million for the three months March 31, 2022 compared to the same period in 2021. Higher salaries and employee benefits for the three-month period ended March 31, 2022 were primarily attributable to employees added to support the Company’s noninterest income business lines, particularly the fintech business, and additional commercial lenders, partially offset by lower salaries and employee benefit expenses attributable to the mortgage banking division. Other increases in noninterest expenses in the first quarter of 2022 compared to the first quarter of 2021 were partially attributable to the 2021 period including expenses only from the effective date of the Bay Banks Merger, January 31, 2021.

Income Tax Expense. Income tax expense from continuing operations for the three months ended March 31, 2022 and 2021 was $5.1 million and $1.1 million, respectively, resulting in an effective income tax rate of 22.8% and 20.3% for the respective periods. The higher effective income tax rate for the 2022 period was primarily the result of tax provisions made for state income taxes, as the Company expanded its operations, primarily its mortgage banking division, into various states.

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

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$380,754	20.4%	$320,827	17.7%
Paycheck Protection Program	22,902	1.2%	30,742	1.7%
Real estate – construction, commercial	124,523	6.7%	146,523	8.1%
Real estate – construction, residential	60,195	3.2%	58,857	3.3%
Real estate – mortgage, commercial	748,223	40.1%	701,503	38.8%
Real estate – mortgage, residential	487,257	26.1%	493,982	27.3%
Real estate – mortgage, farmland	6,062	0.3%	6,173	0.3%
Consumer	37,368	2.0%	49,877	2.6%
Gross loans	1,867,284	100.0%	1,808,484	100.0%
Less: deferred loan fees, net of costs	(1,087)		(906)
Gross loans, net of deferred loans fees and costs	1,866,197		1,807,578
Less: allowance for loan losses	(12,013)		(12,121)
Loans held for investment, net	$1,854,184		$1,795,457
Loans held for sale (not included in totals above)	$41,004		$121,943
The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed) as of March 31, 2022.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$380,754	$103,041	$120,605	$83,908	$35,676	$1,021	$157,108	$78,403	$76,844	$1,861
Paycheck Protection Program	22,902	—	—	—	—	—	22,902	22,902	—	—
Real estate – construction, commercial	124,523	26,865	57,294	28,687	12,677	15,930	40,364	37,494	2,775	95
Real estate – construction, residential	60,195	30,666	4,615	1,603	1,047	1,965	24,914	393	2,097	22,424
Real estate – mortgage, commercial	748,223	50,685	320,553	50,425	167,894	102,234	376,985	206,793	163,904	6,288
Real estate – mortgage, residential	487,257	15,834	245,082	11,597	65,509	167,976	226,341	45,117	57,354	123,870
Real estate – mortgage, farmland	6,062	293	1,909	144	294	1,471	3,860	2,855	1,005	—
Consumer loans	37,368	4,604	724	622	102	—	32,040	24,703	7,269	68
Gross loans	$1,867,284	$231,988	$750,782	$176,986	$283,199	$290,597	$884,514	$418,660	$311,248	$154,606

Although the PPP loans have established terms of one or five years depending on the program under which they were funded, the Company believes that the majority of PPP loans will be forgiven prior to their full term, in accordance with the terms of the program.

Allowance for Loan Losses. Management believes that the Company’s allowance for loan losses ("ALL") was adequate as of March 31, 2022 and December 31, 2021. There can be no assurance, however, that adjustments to the ALL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; the impact of the COVID-19 pandemic; and changes in the circumstances of particular borrowers are criteria that could increase the level of the ALL required, resulting in charges to the provision for loan losses.

The following table presents an analysis of the change in the ALL by loan type as of and for the periods stated.

	As of and for the three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Allowance, beginning of period	$12,121	$13,827
Charge-offs
Commercial and industrial	(2,401)	(359)
Real estate – construction	(123)	—
Real estate – mortgage	(16)	(12)
Consumer	(279)	(263)
Total charge-offs	(2,819)	(634)
Recoveries
Commercial and industrial	74	56
Real estate – construction	12	—
Real estate – mortgage	4	16
Consumer	121	137
Total recoveries	211	209
Net charge-offs	(2,608)	(425)
Provision for loan losses	2,500	—
Allowance, end of period	$12,013	$13,402
Ratio of net charge-offs to average loans outstanding during period:
Commercial and industrial	0.69%	0.13%
Real estate – construction	0.06%	0.00%
Real estate – mortgage	0.00%	0.00%
Consumer and other loans	0.12%	0.31%
Total loans	0.14%	0.03%

The ALL includes specific allowances for impaired loans and a general allowance applicable to all loan categories; however, management has allocated the ALL by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category. The following table presents the allocation of the ALL by loan category and as a percentage of each category as of the dates stated.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$6,510	1.71%	$7,133	2.22%
Real estate – construction, commercial	1,282	1.03%	953	0.65%
Real estate – construction, residential	469	0.78%	395	0.67%
Real estate – mortgage, commercial	1,367	0.18%	1,403	0.20%
Real estate – mortgage, residential	1,499	0.31%	1,301	0.26%
Real estate – mortgage, farmland	21	0.35%	23	0.37%
Consumer	865	2.31%	913	1.83%
	$12,013		$12,121

The information in the table above excludes PPP loans, which carry no ALL as they are fully guaranteed by the U.S. government.

Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing interest, and other real estate owned (“OREO”).

OREO includes properties that have been substantively repossessed or acquired in complete or partial satisfaction of a loan. Such properties, which are held for resale, are carried at the lower of cost or fair market value, including a reduction for the estimated selling expenses.

Impaired loans also include certain loans that have been modified as troubled debt restructurings ("TDRs") where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company reported $673 thousand and $688 thousand of TDRs as of March 31, 2022 and December 31, 2021, respectively. All of these TDRs were performing in accordance with their modified terms at the respective dates and therefore excluded from the nonperforming loan and non-performing asset figures in the table below.

The following table presents summary information pertaining to nonperforming assets and certain asset quality ratios as of the dates stated.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans (1)	$12,913	$15,177
Loans past due 90 days and still accruing (1)	1,271	917
Total nonperforming loans	$14,184	$16,094
OREO	73	157
Total nonperforming assets	$14,257	$16,251
ALL	$12,013	$12,121
Loans held for investment, including PPP loans	$1,866,197	$1,807,578
Loans held for investment, excluding PPP loans	$1,843,294	$1,777,172
Total assets	$2,724,584	$2,665,139
ALL to total loans held for investment, including PPP loans	0.64%	0.67%
ALL to total loans held for investment, excluding PPP loans	0.65%	0.68%
ALL to nonperforming loans	84.69%	75.31%
Nonperforming loans to total loans held for investment, including PPP loans	0.76%	0.89%
Nonperforming loans to total loans held for investment, excluding PPP loans	0.77%	0.91%
Nonperforming assets to total assets	0.52%	0.61%

(1) Excludes PCI loans and accruing TDRs

The decrease in the ratio of ALL to total loans held for investment, excluding PPP loans, at March 31, 2022 compared to December 31, 2021 was primarily attributable to a partial charge-off of a nonaccrual commercial loan related to one relationship, partially offset by reserve needs for loan growth in the first quarter of 2022. The remaining purchase accounting adjustments (discounts) related to loans acquired in the Bay Banks Merger and earlier acquisitions by the Company were $13.5 million and $16.2 million at March 31, 2022 and December 31, 2021, respectively.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available for sale was $375.5 million as of March 31, 2022, a slight increase from $373.5 million at December 31, 2021. Primarily as a result of a significant increase in market interest rates in the first quarter of 2022, the value of the Company’s portfolio of securities available for sale declined approximately $22.6 million. This decline in value was offset by investment purchases, net of investment paydowns, totaling $24.9 million in the first quarter of 2022.

As of March 31, 2022 and December 31, 2021, the majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. Investment securities pledged to secure public deposits totaled $0 and $8.7 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, securities with a fair value of $20.0 million and $23.1 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. At March 31, 2022 and December 31, 2021, with the exception of one security, all securities in an unrealized loss position were of investment grade. In addition, the amount of unrealized loss for the security was not significant.

Investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell any of its temporarily impaired securities prior to the recovery of the amortized cost. No other-than-temporary impairment has been recognized for the securities as of March 31, 2022 and December 31, 2021.

Restricted equity investments consisted of stock in the FHLB (carrying basis $1.8 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively), stock in the FRB (carrying basis of $6.1 million at both March 31, 2022 and December 31, 2021, respectively), and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both March 31, 2022 and December 31, 2021). Restricted equity investments are carried at cost. The Company holds various other equity investments, including shares in other financial institutions and fintech companies, totaling $23.9 million and $14.2 million as of March 31, 2022 and December 31, 2021, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC") , and low-income housing partnerships, which are reported in other investments on the consolidated balance sheets.

The following table presents information about the Company’s investment portfolio for the periods stated.

	March 31, 2022
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
State and municipal	$1,410	1.48%	$2,977	1.83%	$22,783	1.77%	$31,792	2.11%	$58,962
U. S. Treasury and agencies	5	—	12,500	0.92%	51,621	1.92%	11,276	1.76%	75,402
Mortgage backed securities	7,997	0.41%	3,192	0.52%	19,158	1.50%	194,816	1.56%	225,163
Corporate bonds	—	—	5,497	5.09%	36,450	4.33%	1,732	4.51%	43,679
Total	$9,410		$24,166		$130,012		$239,616		$403,206

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

Total deposits as of March 31, 2022 were $2.35 billion, an increase of $56.3 million from December 31, 2021, of which $60.4 million was attributable to noninterest-bearing demand deposit growth primarily related to the Company's fintech partnerships. The Company's expanding relationships with fintech partners have resulted in approximately $329 million of deposits as of March 31, 2022, up from $189 million as of December 31, 2021.

Approximately 19.4% of the Company’s deposits as of March 31, 2022 were composed of time deposits compared to 21.7% as of December 31, 2021. In contrast, approximately 32.6% of the Company’s deposits as of March 31, 2022 were composed of noninterest-bearing demand deposits compared to 30.7% as of December 31, 2021. The increase in this ratio was primarily attributable to the Company's relationships with fintech partners, as noted previously.

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Maturing in:
3 months or less	$48,609	$30,943
Over 3 months through 6 months	6,544	47,818
Over 6 months through 12 months	20,178	14,213
Over 12 months	54,737	51,868
	$130,069	$144,842

Borrowings. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	As of and for the three months ended March 31, 2022
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$10,108	$10,110	$10,110	0.56%
FRB borrowings	15,211	17,197	16,379	0.35%

	As of and for the year ended December 31, 2021
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$10,111	$220,000	$147,919	0.82%
FRB borrowings	17,901	632,540	245,196	0.32%

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

Subordinated notes, net, totaled $40.0 million as of both March 31, 2022 and December 31, 2021.

Liquidity. Liquidity is essential to the Company’s business. The Company’s liquidity could be impaired by unforeseen outflows of cash, including deposits or the inability to access the capital markets. This situation may arise due to circumstances that the Company may be unable to control, such as general market disruption, negative views about the Company or the financial services industry generally, or an operational problem that affects the Company or a third party. The Company’s ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events.

The Company has established a formal liquidity contingency plan that provides guidelines for liquidity management. Pursuant to the Company’s liquidity management program, it first determines its current liquidity position and then forecasts liquidity based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. Management then stress tests the Company’s liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. Management also monitors the Company’s liquidity position through cash flow forecasting and believes its level of liquidity and capital is adequate to conduct the business of the Company.

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and borrowers. The Company has unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $44.0 million as of both March 31, 2022 and December 31, 2021. These lines bear interest at the prevailing rates for such loan and are cancellable any time by the correspondent Bank. As of March 31, 2022 and December 31, 2021, none of these lines of credit with correspondent banks were drawn upon.

In addition to deposits and federal funds lines, the Company has access to various wholesale funding markets. These markets include the brokered certificate of deposit market, listing service deposit market, and the federal funds market. The Company is a member of the IntraFi Network (formerly, Promontory Interfinancial Network), which allows banking customers to access Federal Deposit Insurance Corporation (the “FDIC”) insurance protection through the Bank on deposits that exceed FDIC insurance limits. The Company also has one-way authority with the IntraFi Network for both Certificate of Deposit Account Registry Service and Insured Cash Sweep products which provides the Company the ability to access additional wholesale funding as needed.

The Company also maintains secured lines of credit with the FHLB and the FRB under which the Company can borrow up to the allowable amount for the collateral pledged. As of March 31, 2022, the Company had a credit line available of $315.1 million with the FHLB with outstanding advances totaling $10.0 million and letters of credit totaling $85.0 million, leaving the remaining credit availability of $220.1 million as of the same date. The letters of credit are for the benefits of the Commonwealth of Virginia to secure public deposits.

The Company utilized the FRB PPPLF to partially fund PPP loans, which collateralize the advances. As of March 31, 2022 and December 31, 2021, FRB borrowings under this facility totaled $15.2 million and $17.9 million, respectively.

Capital. Capital adequacy is an important measure of financial stability and performance. The Company’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of March 31, 2022, the Bank met all capital adequacy requirement to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's categorization. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Company.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized for the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$288,450	13.29%	$227,866	10.50%	$217,015	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$275,405	12.69%	$184,463	8.50%	$173,612	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$275,405	12.69%	$151,910	7.00%	$141,060	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$275,405	10.64%	$103,530	4.00%	$129,412	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include real estate and income producing commercial properties. The approved commitments to extend credit that was available but unused as of March 31, 2022 and December 31, 2021 totaled $496.2 million and $475.1 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of March 31, 2022 and December 31, 2021, commitments under outstanding performance stand-by letters of credit totaled $77 thousand and $655 thousand, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2022 and December 31, 2021, commitments under outstanding financial stand-by letters of credit totaled $4.7 million and $4.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Reserves for unfunded commitments as of March 31, 2022 and December 31, 2021 were $1.0 million and $962 thousand, respectively, and are included in other liabilities on the consolidated balances sheets.

The Company invests in various partnerships and limited liability companies, many of which invest in early-stage companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods, pursuant to capital calls. At March 31, 2022, the Company had future commitments outstanding totaling $7.7 million related to these investments.

The Company also has investments in various SBIC funds. The Company's obligations to these funds are satisfied in the form of capital calls that occur during the commitment period. As of March 31, 2022, the Company's remaining capital commitments associated with its investments in SBIC funds was $9.0 million.

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

The Company employs an independent consulting firm to model its interest rate sensitivity that uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Assumptions for modeling are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how management expects rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts, as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates, and the developed assumptions, the model produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. The model then simulates the impact on net interest income based on specific changes in interest rates. The rate simulations are performed for a two-year period and include rapid rate changes of down 100 basis points to 200 basis points and up 100 basis points to 400 basis points. The results of these simulations are then compared to the base case.

	March 31, 2022
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$9,159	10.3%	$16,859	18.9%
+300 basis points	8,062	9.1%	13,833	15.5%
+200 basis points	6,188	7.0%	10,121	11.3%
+100 basis points	3,473	3.9%	5,549	6.2%
Base case	—	—	—	—
-100 basis points	(2,603)	(2.9%)	(4,493)	(5.0%)
-200 basis points	(3,930)	(4.4%)	(6,592)	(7.4%)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference to the information in section "Interest Rate Risk Management" within Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the status of the legal proceedings previously disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the 2021 Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

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

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: May 5, 2022	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer