Form 10-Q
period 2022-06-30
BLUE RIDGE BANKSHARES, INC.
filed 2022-08-05
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 18,798,600 shares of common stock, no par value per share, outstanding.

Auditor Firm Id:	149	Auditor Firm Name:	Elliott Davis, LLC	Auditor Firm Location:	Raleigh, NC, USA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	June 30, 2022	December 31, 2021 (1)
ASSETS
Cash and due from banks	$75,192	$130,548
Federal funds sold	35,493	43,903
Securities available for sale, at fair value	381,536	373,532
Restricted equity investments	13,072	8,334
Other equity investments	23,773	14,184
Other investments	17,110	12,681
Loans held for sale	32,759	121,943
Paycheck Protection Program loans, net of deferred fees and costs	15,654	30,406
Loans held for investment, net of deferred fees and costs	2,048,383	1,777,172
Less allowance for loan losses	(17,242)	(12,121)
Loans held for investment, net	2,031,141	1,765,051
Accrued interest receivable	8,908	9,573
Other real estate owned	74	157
Premises and equipment, net	24,273	26,624
Right-of-use asset	6,332	6,317
Bank owned life insurance	47,100	46,545
Goodwill	26,826	26,826
Other intangible assets	7,349	7,594
Mortgage derivative asset	937	1,876
Mortgage servicing rights, net	29,265	16,469
Mortgage brokerage receivable	733	4,064
Other assets	22,116	17,211
Assets of discontinued operations	—	1,301
Total assets	$2,799,643	$2,665,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$785,743	$706,088
Interest-bearing demand and money market deposits	1,007,420	941,805
Savings	150,030	150,376
Time deposits	392,514	499,502
Total deposits	2,335,707	2,297,771
FHLB borrowings	135,000	10,111
FRB borrowings	60	17,901
Subordinated notes, net	39,953	39,986
Lease liability	7,537	7,651
Other liabilities	19,726	14,543
Liabilities of discontinued operations	—	37
Total liabilities	2,537,983	2,388,000
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 and 25,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 18,761,848 and 18,774,082 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	195,053	194,309
Additional paid-in capital	252	252
Retained earnings	103,846	85,982
Accumulated other comprehensive loss, net of tax	(37,491)	(3,632)
Total Blue Ridge Bankshares, Inc. stockholders’ equity before noncontrolling interest	261,660	276,911
Noncontrolling interest of discontinued operations	—	228
Total stockholders’ equity	261,660	277,139
Total liabilities and stockholders’ equity	$2,799,643	$2,665,139

(1)
Derived from audited December 31, 2021 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
INTEREST INCOME
Interest and fees on loans	$23,787	$32,591	$47,686	$53,954
Interest on securities, deposit accounts, and federal funds sold	2,456	1,221	4,359	2,434
Total interest income	26,243	33,812	52,045	56,388
INTEREST EXPENSE
Interest on deposits	1,541	1,682	3,097	3,222
Interest on subordinated notes	545	868	1,098	1,498
Interest on FHLB and FRB borrowings	67	800	92	1,189
Total interest expense	2,153	3,350	4,287	5,909
Net interest income	24,090	30,462	47,758	50,479
Provision for loan losses	7,494	—	9,994	—
Net interest income after provision for loan losses	16,596	30,462	37,764	50,479
NONINTEREST INCOME
Fair value adjustments of other equity investments	(86)	—	9,278	—
Gain on sale of Paycheck Protection Program loans	—	24,315	—	24,315
Residential mortgage banking income, net	4,386	7,254	7,207	16,555
Mortgage servicing rights	1,574	1,707	8,312	5,078
Gain on sale of guaranteed government loans	1,538	143	2,965	1,217
Wealth and trust management	414	833	805	1,435
Service charges on deposit accounts	327	370	642	697
Increase in cash surrender value of bank owned life insurance	276	237	548	401
Bank and purchase card, net	599	299	1,021	599
Other	1,162	1,054	3,506	1,454
Total noninterest income	10,190	36,212	34,284	51,751
NONINTEREST EXPENSE
Salaries and employee benefits	15,873	17,539	29,969	31,442
Occupancy and equipment	1,500	1,846	2,985	3,177
Data processing	874	1,484	1,820	2,289
Legal, issuer, and regulatory filing	618	489	1,000	1,065
Advertising and marketing	412	238	840	517
Communications	1,030	672	1,829	1,039
Audit and accounting fees	379	291	520	480
FDIC insurance	106	9	337	352
Intangible amortization	386	457	783	808
Other contractual services	999	666	1,533	1,519
Other taxes and assessments	671	1,076	1,241	1,424
Merger-related	—	1,237	50	10,256
Other	2,478	4,262	5,108	6,134
Total noninterest expense	25,326	30,266	48,015	60,502
Income from continuing operations before income tax expense	1,460	36,408	24,033	41,728
Income tax expense	342	7,715	5,495	8,792
Net income from continuing operations	$1,118	$28,693	$18,538	$32,936
Discontinued Operations
Loss (income) from discontinued operations before income taxes (including gain on disposal of $471 thousand for the six months ended June 30, 2022)	—	(65)	426	(72)
Income tax (benefit) expense	—	(14)	89	(15)
Net (loss) income from discontinued operations	—	(51)	337	(57)
Net income	$1,118	$28,642	$18,875	$32,879
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	4	(1)	(5)
Net income attributable to Blue Ridge Bankshares, Inc.	$1,118	$28,646	$18,874	$32,874
Net income available to common stockholders	$1,118	$28,646	$18,874	$32,874
Basic and diluted EPS from continuing operations	$0.06	$1.54	$0.99	$1.95
Basic and diluted EPS from discontinued operations	—	—	0.02	—

Basic and diluted EPS attributable to Blue Ridge Bankshares, Inc.	$0.06	$1.54	$1.01	$1.95

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$1,118	$28,642	$18,875	$32,879
Other comprehensive (loss) income:
Gross unrealized (losses) gains on securities available for sale arising during the period	(20,272)	946	(42,859)	(2,196)
Deferred income tax benefit (expense)	4,257	(199)	9,000	461
Unrealized (losses) gains on securities available for sale arising during the period, net of tax	(16,015)	747	(33,859)	(1,735)
Gross unrealized (losses) gains on interest rate swaps	—	(3,269)	—	4,646
Deferred income tax benefit (expense)	—	687	—	(975)
Unrealized (losses) gains on interest rate swaps, net of tax	—	(2,582)	—	3,671
Other comprehensive net (loss) income	(16,015)	(1,835)	(33,859)	1,936
Comprehensive net (loss) income	$(14,897)	$26,807	$(14,984)	$34,815
Comprehensive loss (income) from discontinued operations attributable to noncontrolling interest	—	4	(1)	(5)
Comprehensive net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(14,897)	$26,811	$(14,985)	$34,810

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the six months ended June 30, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest of Discontinued Operations	Total
Balance at beginning of period	18,774,082	$194,309	$252	$85,982	$(3,632)	$228	$277,139
Net income	—	—	—	18,874	—	1	18,875
Other comprehensive loss	—	—	—	—	(33,859)	—	(33,859)
Dividends on common stock	—	—	—	(4,552)	—	—	(4,552)
Stock option exercises	1,183	15	—	—	—	—	15
Restricted stock awards, net of forfeitures	(13,417)	729	—	—	—	—	729
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance at end of period	18,761,848	$195,053	$252	$103,846	$(37,491)	$—	$261,660

	For the six months ended June 30, 2021
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
Balance at beginning of period	8,577,932	$66,771	$252	$40,688	$264	$225	$108,200
Net income	—	—	—	32,874	—	5	32,879
Other comprehensive income	—	—	—	—	1,936	—	1,936
Dividends on common stock	—	—	—	(2,677)	—	—	(2,677)
Issuance of common stock and other consideration paid in business combination	9,951,743	125,403	—	—	—	—	125,403
Stock option exercises	82,897	748	—	—	—	—	748
Restricted stock awards, net of forfeitures	18,501	337	—	—	—	—	337
Balance at end of period	18,631,073	$193,259	$252	$70,885	$2,200	$230	$266,826

	For the three months ended June 30, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest of Discontinued Operations	Total
Balance at beginning of period	18,771,065	$194,679	$252	$105,027	$(21,476)	$—	$278,482
Net income	—	—	—	1,118	—	—	1,118
Other comprehensive loss	—	—	—	—	(16,015)	—	(16,015)
Dividends on common stock	—	—	—	(2,299)	—	—	(2,299)
Restricted stock awards, net of forfeitures	(9,217)	374	—	—	—	—	374
Balance at end of period	18,761,848	$195,053	$252	$103,846	$(37,491)	$—	$261,660

	For the three months ended June 30, 2021
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interest	Total
Balance at beginning of period	18,621,531	$192,974	$252	$42,239	$4,035	$234	$239,734
Net income	—	—	—	28,646	—	(4)	28,642
Other comprehensive loss	—	—	—	—	(1,835)	—	(1,835)
Stock option exercises	15,866	115	—	—	—	—	115
Restricted stock awards, net of forfeitures	(6,324)	170	—	—	—	—	170
Balance at end of period	18,631,073	$193,259	$252	$70,885	$2,200	$230	$266,826

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities
Net income from continuing operations	$18,538	$32,936
Net income (loss) from discontinued operations	337	(57)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,038	1,046
Deferred income tax benefit (expense)	3,316	(514)
Provision for loan losses	9,994	—
Accretion of fair value adjustments (discounts) on acquired loans	(4,058)	(1,253)
Accretion of fair value adjustments (premiums) on acquired time deposits	(833)	(1,655)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(50)	(90)
Proceeds from sale of loans held for sale	368,217	679,905
Loans held for sale, originated	(275,897)	(661,703)
Gain on sale of loans held for sale, originated	(3,136)	(13,164)
Gain on sale of Paycheck Protection Program loans	—	(24,315)
(Gain) loss on disposal of premises and equipment	(405)	220
Investment amortization expense, net	809	689
Amortization of subordinated debt issuance costs	17	183
Intangible amortization	783	808
Fair value adjustments of other equity investments	(9,278)	—
Fair value adjustments attributable to mortgage servicing rights	(3,548)	—
Fair value adjustments on other real estate owned	—	38
Increase in cash surrender value of bank owned life insurance	(548)	(401)
Increase in other assets	(266)	(10,904)
Increase in other liabilities	5,033	5,530
Net cash provided by operating activities - continuing operations	110,063	7,299
Net cash provided by operating activities - discontinued operations	55	110
Cash provided by operating activities	110,118	7,409
Cash Flows From Investing Activities
Net decrease in federal funds sold	8,410	234
Purchases of securities available for sale	(66,761)	(107,127)
Proceeds from calls, sales, paydowns and maturities of securities available for sale	15,163	28,822
Proceeds from sale of other real estate owned	70	101
Proceeds from sale of Paycheck Protection Program loans	—	705,930
Net decrease (increase) in Paycheck Protection Program loans	14,752	(482,617)
Net change in restricted equity and other investments	(4,857)	2,665
Net increase in loans held for investment	(272,026)	(6,586)
Purchase of premises and equipment	(221)	(791)
Proceeds from sale of premises and equipment	1,937	325
Purchase of bank owned life insurance	—	(9,600)
Capital calls of small business investment company funds and other investments	(3,997)	(1,149)
Net cash acquired in acquisition of Bay Banks of Virginia, Inc.	—	44,066
Nonincome distributions from limited liability companies	420	234
Net cash (used in) provided by investing activities - continuing operations	(307,110)	174,507
Net cash provided by (used in) investing activities - discontinued operations	245	(105)
Cash (used in) provided by investing activities	(306,865)	174,402
Cash Flows From Financing Activities:
Net increase in demand, savings and other interest-bearing deposits	144,924	271,505
Net decrease in time deposits	(106,155)	(55,276)
Common stock dividends paid	(4,552)	(2,677)
Federal Home Loan Bank advances	135,000	606,000
Federal Home Loan Bank repayments	(10,000)	(606,000)
Federal Reserve Bank advances	—	434,336
Federal Reserve Bank repayments	(17,841)	(643,417)
Stock option exercises	15	748
Redemption of subordinated notes	—	(8,550)
Net cash provided by (used in) financing activities - continuing operations	141,391	(3,331)
Net cash provided by financing activities - discontinued operations	—	—
Cash provided by (used in) financing activities	141,391	(3,331)
Net (decrease) increase in cash and due from banks	(55,356)	178,480
Cash and due from banks at beginning of period	130,548	117,945
Cash and due from banks at end of period	$75,192	$296,425

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$4,395	$5,664
Income taxes	$575	$5,600
Non-cash investing and financing activities:
Unrealized losses on securities available for sale	$(42,859)	$(2,196)
Restricted stock awards, net of forfeitures	$729	$748
Assets acquired in business combination	$—	$1,224,583
Liabilities assumed in business combination	$—	$1,107,036
Effective settlement of subordinated notes in business combination	$—	$650
Change in goodwill	$—	$7,206
Cumulative effect adjustment of change in accounting method	$3,542	$—

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

In March 2021, the Company’s board of directors approved a three-for-two stock split (“Stock Split”) effected in the form of a 50% stock dividend on the Company’s common stock outstanding paid on April 30, 2021. Cash was paid in lieu of fractional shares based on the closing price of common stock on the record date, April 20, 2021. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and disclosures have been adjusted to reflect the Stock Split for all periods presented, unless otherwise noted.

On January 31, 2021, the Company completed a merger with Bay Banks of Virginia, Inc. (“Bay Banks”), a bank holding company conducting substantially all its operations through its bank subsidiary, Virginia Commonwealth Bank, and the Financial Group (formerly VCB Financial Group, Inc.). Immediately following the Company’s merger with Bay Banks, Bay Banks’ subsidiary bank was merged with and into the Bank, while the Financial Group became a subsidiary of the Company (collectively, the “Bay Banks Merger”). Information contained herein as of June 30, 2022 and June 30, 2021 includes the balances of Bay Banks. Information for the periods in the year ended and as of December 31, 2021 includes the operations of Bay Banks only for the period immediately following the effective date of the Bay Banks Merger (January 31, 2021) through December 31, 2021.

On January 1, 2022, the Company changed its accounting method for mortgage servicing rights ("MSR") assets from the amortization method to the fair value measurement method under Accounting Standards Codification 860 Transfers and Servicing. This change in accounting method, which was an irrevocable election, was prospective in nature and resulted in an after-tax difference in carrying values of its MSR assets under the two methods at the beginning of the year. Consequently, a positive $3.5 million cumulative effect adjustment was recorded to stockholders’ equity as of January 1, 2022.

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

As an emerging growth company, the Company is required to apply the guidance previously noted for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the impact this guidance will have on its financial statements, and expects to recognize a one-time cumulative-effect adjustment to its allowance for loan losses and stockholders' equity as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance. The Company has an implementation committee working with a third-party vendor to build a model that will be run parallel with its current inherent loss model in the periods prior to implementation of the standard. The Company cannot yet determine the magnitude of the one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations as of the adoption date. The impact of adoption will be dependent upon, among other variables, the loan portfolio composition, credit quality, current economic conditions, and economic forecasts at the date of adoption.

Note 3 – Investments

Investment securities available for sale are carried at fair value in the consolidated balance sheets. The following tables present amortized cost and fair values of investment securities available for sale as of the dates stated.

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$60,899	$2	$(7,349)	$53,552
U.S. Treasury and agencies	72,032	—	(9,209)	62,823
Mortgage backed securities	252,930	76	(30,304)	222,702
Corporate bonds	43,669	272	(1,482)	42,459
Total investment securities	$429,530	$350	$(48,344)	$381,536

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$51,341	$302	$(530)	$51,113
U.S. Treasury and agencies	65,680	—	(1,614)	64,066
Mortgage backed securities	222,968	403	(4,261)	219,110
Corporate bonds	38,752	808	(317)	39,243
Total investment securities	$378,741	$1,513	$(6,722)	$373,532

As of June 30, 2022 and December 31, 2021, no securities and securities with a fair value of $8.7 million, respectively, were pledged to secure public deposits with the Treasury Board of the Commonwealth of Virginia.

As of June 30, 2022 and December 31, 2021, securities with a fair value of $18.0 million and $23.1 million, respectively, were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta ("FHLB").

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$10,061	$9,973
Due after one year through five years	38,351	35,821
Due after five years through ten years	138,230	125,119
Due after ten years	242,888	210,623
Total	$429,530	$381,536

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		June 30, 2022
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	82	$47,080	$(6,703)	$4,744	$(646)	$51,824	$(7,349)
U.S. Treasury and agencies	26	48,249	(5,805)	15,593	(3,404)	63,842	(9,209)
Mortgage backed securities	79	147,379	(18,833)	62,754	(11,471)	210,133	(30,304)
Corporate bonds	23	19,987	(1,386)	1,904	(96)	21,891	(1,482)
Total	210	$262,695	$(32,727)	$84,995	$(15,617)	$347,690	$(48,344)

		December 31, 2021
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	38	$27,905	$(530)	$—	$—	$27,905	$(530)
U.S. Treasury and agencies	22	64,067	(1,614)	—	—	64,067	(1,614)
Mortgage backed securities	54	186,924	(4,257)	543	(4)	187,467	(4,261)
Corporate bonds	11	6,770	(313)	996	(4)	7,766	(317)
Total	125	$285,666	$(6,714)	$1,539	$(8)	$287,205	$(6,722)

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. At June 30, 2022 and December 31, 2021, the vast majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the in the tables above. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost.

Restricted equity investments consisted of stock in the FHLB (carrying value of $6.5 million and $1.7 million as of June 30, 2022 and December 31, 2021, respectively), stock in the Federal Reserve Bank of Richmond ("FRB") (carrying value of $6.1 million at both June 30, 2022 and December 31, 2021), and stock in the Bank’s correspondent bank (carrying value of $468 thousand at both June 30, 2022 and December 31, 2021). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including shares in other financial institutions and fintech companies, totaling $23.8 million and $14.2 million as of June 30, 2022 and December 31, 2021, respectively, which are carried at fair value with any gain or loss reported in the consolidated income statements each reporting period. As no actively-traded market exists for substantially all of the Company's other equity investments, fair value adjustments are determined by reviewing recent observable market transactions, such as stock or equity transactions, that are substantially similar to the Company's existing investments. Other equity investments are also periodically evaluated for impairment using information obtained either directly from the investee or from a third-party broker. If an impairment has been identified, the carrying value of the investment is written down to its estimated fair market value through a charge to earnings.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which are reported at amortized cost in other investments on the consolidated balance sheets, and total $17.1 million and $12.7 million as of June 30, 2022 and December 31, 2021, respectively.
Note 4 – Loans and Allowance for Loan Losses

The following table presents loans held for investment, including Paycheck Protection Program ("PPP") loans, as of the dates stated.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$496,962	$320,827
Paycheck Protection Program	15,654	30,742
Real estate – construction, commercial	122,455	146,523
Real estate – construction, residential	70,860	58,857
Real estate – mortgage, commercial	791,465	701,503
Real estate – mortgage, residential	522,219	493,982
Real estate – mortgage, farmland	6,880	6,173
Consumer	39,092	49,877
Gross loans	2,065,587	1,808,484
Less: deferred loan fees, net of costs	(1,550)	(906)
Total	$2,064,037	$1,807,578

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $404.5 million and $478.3 million were pledged as of June 30, 2022 and December 31, 2021, respectively. Additionally, PPP loans were pledged as collateral for the FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") advances in the amount of $60 thousand and $17.9 million as of June 30, 2022 and December 31, 2021, respectively.

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

(Dollars in thousands)	June 30, 2022	December 31, 2021
PCI loans
Outstanding principal balance	$75,897	$97,418
Recorded investment	66,021	84,029
Purchased performing loans
Outstanding principal balance	607,497	706,147
Recorded investment	605,152	703,333
Total acquired loans
Outstanding principal balance	683,394	803,565
Recorded investment	671,173	787,362

The following table presents the changes in the accretable yield for PCI loans for the periods stated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$13,337	$9,439	$16,849	$123
Additions	—	—	—	10,030
Accretion	(1,750)	(1,625)	(5,262)	(2,465)
Reclassification of nonaccretable difference due to improvement in expected cash flows	2,515	2	2,515	106
Other changes, net	(1,157)	14	(1,157)	36
Balance, end of period	$12,945	$7,830	$12,945	$7,830

The following tables present the aging of the recorded investment of loans held for investment as of the dates stated.

	June 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$652	$11	$—	$3,993	$4,656	$3,516	$488,790	$496,962
Paycheck Protection Program	—	—	—	—	—	—	15,654	15,654
Real estate – construction, commercial	1,794	521	—	352	2,667	1,191	118,597	122,455
Real estate – construction, residential	—	183	—	329	512	—	70,348	70,860
Real estate – mortgage, commercial	1,397	—	—	952	2,349	55,042	734,074	791,465
Real estate – mortgage, residential	602	2,428	—	5,599	8,629	5,903	507,687	522,219
Real estate – mortgage, farmland	625	—	—	—	625	—	6,255	6,880
Consumer	768	76	308	648	1,800	369	36,923	39,092
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(1,550)	(1,550)
Total Loans	$5,838	$3,219	$308	$11,873	$21,238	$66,021	$1,976,778	$2,064,037

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$2,338	$—	$30	$6,066	$8,434	$8,903	$303,490	$320,827
Paycheck Protection Program	—	—	—	—	—	—	30,742	30,742
Real estate – construction, commercial	271	—	—	88	359	14,754	131,410	146,523
Real estate – construction, residential	651	98	279	413	1,441	—	57,416	58,857
Real estate – mortgage, commercial	53	—	—	3,024	3,077	51,872	646,554	701,503
Real estate – mortgage, residential	13,950	1,587	359	5,190	21,086	7,621	465,275	493,982
Real estate – mortgage, farmland	—	—	—	—	—	—	6,173	6,173
Consumer	902	583	249	396	2,130	879	46,868	49,877
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(906)	(906)
Total Loans	$18,165	$2,268	$917	$15,177	$36,527	$84,029	$1,687,022	$1,807,578

The following tables present the aging of the recorded investment of PCI loans as of the dates stated.

	June 30, 2022
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$3,516	$3,516
Real estate – construction, commercial	—	—	1,191	1,191
Real estate – mortgage, commercial	—	—	55,042	55,042
Real estate – mortgage, residential	24	—	5,879	5,903
Consumer	—	—	369	369
Total PCI Loans	$24	$—	$65,997	$66,021

	December 31, 2021
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$8,903	$8,903
Real estate – construction, commercial	—	—	14,754	14,754
Real estate – mortgage, commercial	—	—	51,872	51,872
Real estate – mortgage, residential	147	—	7,474	7,621
Consumer	—	4	875	879
Total PCI Loans	$147	$4	$83,878	$84,029

The following tables present a summary of the loan portfolio individually and collectively evaluated for impairment as of the dates stated.

	June 30, 2022
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$3,516	$3,516	$—
Real estate – construction, commercial	—	1,191	1,191	—
Real estate – mortgage, commercial	—	55,042	55,042	—
Real estate – mortgage, residential	—	5,903	5,903	11
Consumer	—	369	369	—
Total PCI loans	—	66,021	66,021	11
Originated and purchased performing loans:
Commercial and industrial	7,858	485,588	493,446	10,435
Real estate – construction, commercial	527	121,928	122,455	284
Real estate – construction, residential	—	69,669	69,669	117
Real estate – mortgage, commercial	9,013	727,410	736,423	2,903
Real estate – mortgage, residential	1,500	514,816	516,316	2,345
Real estate – mortgage, farmland	—	6,880	6,880	25
Consumer	—	38,723	38,723	1,122
Total originated and purchased performing loans	18,898	1,965,014	1,983,912	17,231
Gross loans	18,898	2,031,035	2,049,933	17,242
Less: deferred loan fees, net of costs	—	(1,550)	(1,550)	—
Total	$18,898	$2,029,485	$2,048,383	$17,242

	December 31, 2021
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$8,903	$8,903	$—
Real estate – construction, commercial	—	14,754	14,754	—
Real estate – mortgage, commercial	—	51,872	51,872	—
Real estate – mortgage, residential	—	7,621	7,621	117
Consumer	—	879	879	—
Total PCI loans	—	84,029	84,029	117
Originated and purchased performing loans:
Commercial and industrial	4,612	307,312	311,924	7,133
Real estate – construction, commercial	527	131,242	131,769	953
Real estate – construction, residential	—	58,857	58,857	395
Real estate – mortgage, commercial	3,194	646,437	649,631	1,403
Real estate – mortgage, residential	1,400	484,961	486,361	1,184
Real estate – mortgage, farmland	—	6,173	6,173	23
Consumer	—	48,998	48,998	913
Total originated and purchased performing loans	9,733	1,683,980	1,693,713	12,004
Gross loans	9,733	1,768,009	1,777,742	12,121
Less: deferred loan fees, net of costs	—	(570)	(570)	—
Total	$9,733	$1,767,439	$1,777,172	$12,121

The tables above exclude PPP loans of $15.7 million and $30.7 million as of June 30, 2022 and December 31, 2021, respectively. PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses ("ALL") for these loans as of June 30, 2022 and December 31, 2021. In future periods, the Company may be required to establish an ALL for these loans, which would result in a provision for loan losses charged to earnings.

The following tables present information related to impaired loans by loan type as of the dates and for the periods stated.

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$4,290	$8,061	$—	$—	$—	$—
Real estate – construction, commercial	527	521	—	527	527	—
Real estate – mortgage, commercial	5,973	6,229	—	—	—	—
Real estate – mortgage, residential	1,442	1,439	—	—	—	—
With an allowance recorded:
Commercial and industrial	$3,568	$5,875	$360	$4,612	$4,612	$836
Real estate – mortgage, commercial	3,040	3,039	1	3,194	3,849	1
Real estate – mortgage, residential	58	58	14	1,400	1,400	42
Total	$18,898	$25,222	$375	$9,733	$10,388	$879

	For the three months ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$6,203	$12	$4,324	$49
Real estate – construction, commercial	521	8	537	8
Real estate – mortgage, commercial	6,254	100	185	3
Real estate – mortgage, residential	1,441	3	920	7
With an allowance recorded:
Commercial and industrial	$6,619	$33	$—	$—
Real estate – mortgage, commercial	3,570	2	1,207	17
Real estate – mortgage, residential	58	5	57	—
Total	$24,666	$163	$7,230	$84

	For the six months ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$5,754	$74	$4,409	$99
Real estate – construction, commercial	523	8	539	16
Real estate – mortgage, commercial	9,067	148	210	7
Real estate – mortgage, residential	1,392	17	890	13
With an allowance recorded:
Commercial and industrial	$4,955	$33	$—	$—
Real estate – mortgage, commercial	1,829	2	1,211	34
Real estate – mortgage, residential	59	5	116	—
Total	$23,579	$287	$7,375	$169

Impaired loans also include certain loans that have been modified in troubled debt restructurings ("TDRs") where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had 10 TDRs totaling $1.5 million as of June 30, 2022 and eight TDRs totaling $688 thousand as of December 31, 2021.

Three residential mortgage loans with a total recorded investment of $449 thousand were in the process of foreclosure as of June 30, 2022.

The following table presents an analysis of the change in the ALL by loan type as of the dates and for the periods stated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
ALL, beginning of period	$12,013	$13,402	$12,121	$13,827
Charge-offs
Commercial and industrial	(1,383)	(857)	(3,746)	(1,216)
Real estate – construction	—	—	(123)	—
Real estate – mortgage	(1,079)	(1)	(1,093)	(13)
Consumer	(329)	(133)	(605)	(396)
Total charge-offs	(2,791)	(991)	(5,567)	(1,625)
Recoveries
Commercial and industrial	2	394	37	450
Real estate – construction	4	—	16	—
Real estate – mortgage	387	87	391	103
Consumer	133	115	250	252
Total recoveries	526	596	694	805
Net charge-offs	(2,265)	(395)	(4,873)	(820)
Provision for loan losses	7,494	—	9,994	—
ALL, end of period	$17,242	$13,007	$17,242	$13,007
The following tables present the Company’s loan portfolio by internal loan grade as of the dates stated.

	June 30, 2022
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$991	$1,512	$1	$627	$—	$385	$3,516
Real estate – construction, commerecial	—	—	—	23	—	—	1,168	—	1,191
Real estate – mortgage, commercial	—	—	—	18,636	20,015	14,040	2,351	—	55,042
Real estate – mortgage residential	—	—	—	1,002	1,444	1,675	1,782	—	5,903
Consumer loans	—	—	—	—	—	361	8	—	369
Total PCI loans	—	—	991	21,173	21,460	16,703	5,309	385	66,021
Originated and purchased performing loans:
Commercial and industrial	9,281	909	185,605	274,411	10,675	2,748	5,966	3,851	493,446
Paycheck Protection Program	15,654		—	—	—	—	—	—	15,654
Real estate – construction, commercial	—	378	17,900	93,728	8,174	65	2,210	—	122,455
Real estate – construction, residential	—	—	9,915	58,743	1,849	—	(1,031)	193	69,669
Real estate – mortgage, commercial	—	2,242	258,116	417,539	43,162	5,081	6,318	3,965	736,423
Real estate – mortgage residential	—	7,417	243,445	245,797	10,630	25	9,002	—	516,316
Real estate – mortgage, farmland	625	—	664	5,462	129	—	—	—	6,880
Consumer loans	287	—	16,067	20,126	1,463	1	779	—	38,723
Total originated and purchased performing loans:	25,847	10,946	731,712	1,115,806	76,082	7,920	23,244	8,009	1,999,566
Gross loans	$25,847	$10,946	$732,703	$1,136,979	$97,542	$24,623	$28,553	$8,394	$2,065,587
Less: deferred loan fees, net of costs									(1,550)
Total									$2,064,037

	December 31, 2021
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,567	$2,818	$2,748	$1,770	$—	$8,903
Real estate – construction, commercial	—	—	—	2,423	—	11,010	1,321	—	14,754
Real estate – mortgage, commercial	—	—	—	2,642	3,892	33,487	11,851	—	51,872
Real estate – mortgage residential	—	—	—	142	1,657	2,709	3,113	—	7,621
Consumer loans	—	—	—	—	388	481	10	—	879
Total PCI loans	—	—	—	6,774	8,755	50,435	18,065	—	84,029
Originated and purchased performing loans:
Commercial and industrial	291	560	156,519	133,738	11,256	3,180	6,380	—	311,924
Paycheck Protection Program	30,742	—	—	—	—	—	—	—	30,742
Real estate – construction, commercial	—	412	28,973	91,900	7,995	1,846	643	—	131,769
Real estate – construction, residential	—	—	14,610	40,418	3,416	—	413	—	58,857
Real estate – mortgage, commercial	—	2,382	307,067	283,165	34,750	17,133	5,134	—	649,631
Real estate – mortgage residential	990	9,218	276,992	180,980	11,107	974	6,100	—	486,361
Real estate – mortgage, farmland	340	—	1,067	4,766	—	—	—	—	6,173
Consumer loans	262	3	16,920	30,691	542	—	580	—	48,998
Total originated and purchased performing loans:	32,625	12,575	802,148	765,658	69,066	23,133	19,250	—	1,724,455
Gross loans	$32,625	$12,575	$802,148	$772,432	$77,821	$73,568	$37,315	$—	$1,808,484
Less: deferred loan fees, net of costs									(906)
Total									$1,807,578

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

As of June 30, 2022 and December 31, 2021, the Company's goodwill totaled $26.8 million.

The following table presents information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	As of June 30, 2022
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(3,640)	$5,986
Other amortizable intangibles	3,135	(1,772)	1,363
Total	$12,761	$(5,412)	$7,349

	As of December 31, 2021
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(2,908)	$6,718
Other amortizable intangibles	2,463	(1,587)	876
Total	$12,089	$(4,495)	$7,594

Included in other amortizable intangibles were loan servicing assets of $900 thousand and $362 thousand at June 30, 2022 and December 31, 2021, respectively, related to the servicing of the government guaranteed portion of certain loans that the Company has sold. Loan servicing assets of $672 thousand were added during the six months ended June 30, 2022. The amortization of these intangibles is included in interest and fees on loans in the consolidated statements of operations and totaled $134 thousand for the six months ended June 30, 2022.

The Company retains servicing rights on mortgages originated and sold to the secondary market. Beginning January 1, 2022, the Company elected the fair value measurement method for accounting for MSR assets, pursuant to which assets are initially recorded at fair value and subsequently adjusted to fair value at each reporting period. Prior to this election, the Company accounted for MSR assets under the amortization method, whereby the MSR assets were recorded at the lower of cost or fair value. As of June 30, 2022, the fair value of MSR assets was $29.3 million, and at December 31, 2021, the carrying value of MSR assets under the amortization method was $16.5 million.

Note 6 – Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by pledged qualifying real estate loans and certain pledged securities. At June 30, 2022 and December 31, 2021, based on pledged collateral, the line totaled $293.9 million and $358.1 million, respectively. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB that totaled $135.0 million and $10.0 million at June 30, 2022 and December 31, 2021, respectively. The interest rate on the borrowing as of June 30, 2022 was 1.82% with a maturity date of May 8, 2023. FHLB borrowings required the Bank to hold $6.5 million and $1.7 million of FHLB stock at June 30, 2022 and December 31, 2021, respectively, which is included in restricted equity investments on the consolidated balance sheets. The Bank also has letters of credit with the FHLB in the amount of $85.1 million for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $73.8 million as of June 30, 2022.

FRB Borrowings

In the second quarter of 2020, the Company began participating in the FRB’s PPPLF, which allowed banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed annual cost of 35 basis points, and receive favorable regulatory capital treatment. As of June 30, 2022, FRB borrowings pursuant to the PPPLF totaled $60 thousand maturing June 6, 2025.

Other Borrowings

The Company had unsecured lines of credit with correspondent banks, which totaled $44.0 million at both June 30, 2022 and December 31, 2021. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. As of June 30, 2022 and December 31, 2021, none of these lines of credit with correspondent banks were drawn upon.

The Company had $40.0 million of subordinated notes, net, outstanding as of both June 30, 2022 and December 31, 2021. The Company's subordinated notes are comprised of an issuance in October 2019 and maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 and maturing June 1, 2030 (the “2030 Note”). As of June 30, 2022, the net carrying amount of the 2029 Notes was $25.2 million, inclusive of a $729 thousand purchase accounting adjustment (premium). For the three months ended June 30, 2022 and 2021, the effective interest rate on the 2029 Notes was 4.9% and 4.7%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). For the six months ended June 30, 2022 and 2021, the effective interest rate on the 2029 Notes was 5.0% and 4.7%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). As of June 30, 2022, the net carrying amount of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.7 million. For the three months ended June 30, 2022 and 2021, the effective interest rate on the 2030 Note was 6.1% and 6.3%, respectively. For the six months ended June 30, 2022 and 2021, the effective interest rate on the 2030 Note was 6.1% and 6.3%, respectively.

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

The following tables present the notional and fair value of interest rate swap agreements as of the dates stated.

	June 30, 2022
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,026	$—
Pay fixed/receive variable swaps	2,026	—

	December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,052	$199
Pay fixed/receive variable swaps	2,052	(199)

As part of its efforts to sell originated government guaranteed and conventional residential mortgages into the secondary market, the Bank had entered into $29.2 million and $64.8 million of rate lock commitments with borrowers, net of expected fallout, as of June 30, 2022 and December 31, 2021, respectively, and $22.4 million and $113.6 million of closed loan inventory waiting for sale, which were hedged by $48.5 million and $169.5 million in forward to-be-announced mortgage-backed securities as of June 30, 2022 and December 31, 2021, respectively. Mortgage derivative assets totaled $937 thousand and $1.9 million as of June 30, 2022 and December 31, 2021, respectively, and mortgage derivative liabilities, which are included in other liabilities on the consolidated balance sheets, were $30 thousand and $75 thousand as of June 30, 2022 and December 31, 2021, respectively.

Note 8 – Stock-Based Compensation

The Company has granted restricted stock awards ("RSAs") to employees and directors under the Blue Ridge Bankshares, Inc. Equity Incentive Plan. RSAs are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. Compensation expense recognized in the consolidated statements of operations related to RSAs, net of forfeitures, was $374 thousand and $729 thousand for the three and six months ended June 30, 2022, respectively, and was $170 thousand and $337 thousand for the three and six months ended June 30, 2021, respectively. Unrecognized compensation expense related to the restricted stock awards as of June 30, 2022 totaled $1.6 million.

During the first and second quarters of 2022, 1,183 and 0 stock options were exercised resulting in 56,424 options outstanding as of June 30, 2022. These options were assumed by the Company in connection with the Bay Banks Merger.

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

The following tables present information about the Company’s leases as of the date and for the periods stated.

(Dollars in thousands)	June 30, 2022
Lease liabilities	$7,537
Right-of-use asset	$6,332
Weighted average remaining lease term (years)	6.42
Weighted average discount rate	1.92%

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$654	$760	$1,210	$1,406
Total lease cost	654	760	1,210	1,406
Cash paid for amounts included in the measurement of lease liabilities	341	416	1,077	1,062

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

(Dollars in thousands)	June 30, 2022
Six months ending December 31, 2022	$827
Twelve months ending December 31, 2023	1,504
Twelve months ending December 31, 2024	1,180
Twelve months ending December 31, 2025	966
Twelve months ending December 31, 2026	887
Thereafter	2,458
Total undiscounted cash flows	7,822
Discount	(285)
Lease liabilities	$7,537

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

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

Mortgage servicing rights

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of June 30, 2022 and December 31, 2021, the Company was servicing approximately $2.15 billion and $1.91 billion of loans, respectively. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and utilizing assumed servicing costs and prepayment speeds. The weighted average net servicing fee income of the portfolio was 28.4 basis points as of June 30, 2022. Estimated base annual servicing costs were $65.00 to $80.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 8.05% as of June 30, 2022. A base discount rate of 8.5% to 10.5% (8.82% weighted average discount rate) was then applied to each pool’s projected future cash flows as of June 30, 2022. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

As previously noted, the Company changed its accounting method for MSR assets from the amortization method to the fair value measurement method effective January 1, 2022. This was a prospective change in accounting method; therefore, the carrying value of the MSR assets in periods prior to January 1, 2022 were stated at amortized cost.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	June 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$53,552	$—	$53,552	$—
U.S. Treasury and agencies	62,823	—	62,823	—
Mortgage backed securities	222,702	—	214,960	7,742
Corporate bonds	42,459	—	32,408	10,051
Total securities available for sale	$381,536	$—	$363,743	$17,793
Other assets
MSR assets	$29,265	$—	$—	$29,265
Rabbi trust assets	829	829	—	—
Mortgage derivative asset	937	—	937	—
Other liabilities
Mortgage derivative liability	$30	$—	$30	$—

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$51,113	$—	$51,113	$—
U.S. Treasury and agencies	64,066	—	64,066	—
Mortgage backed securities	219,110	—	211,194	7,916
Corporate bonds	39,243	3,000	25,179	11,064
Total securities available for sale	$373,532	$3,000	$351,552	$18,980
Other assets
Rabbi trust assets	$994	$994	$—	$—
Mortgage derivative asset	1,876	—	1,876	—
Interest rate swap asset	199	—	199	—
Other liabilities
Mortgage derivative liability	$75	$—	$75	$—
Interest rate swap liability	$199	$—	$199	$—

The following table presents the change in financial assets valued using Level 3 inputs for the period stated.

(Dollars in thousands)	MSR Assets	Corporate Bonds	Mortgage backed securities
Balance as of December 31, 2021	$16,469	$11,064	$7,916
Change in accounting method	4,484	—	—
Transfers from Level 2 to Level 3	—	—	—
Transfers from Level 3 to Level 2	—	(3,622)	—
Additions	4,764	3,000	—
Sales or paydowns	—	—	(165)
Fair value adjustments	3,548	(391)	(9)
Balance as of June 30, 2022	$29,265	$10,051	$7,742

As of June 30, 2022, 15 corporate bonds totaling $10.1 million and six mortgage backed securities totaling $7.7 million were reported at their respective purchase prices and as Level 3 assets in the fair value hierarchy as there were no observable market prices for similar investments.

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

Impaired Loans

Impaired loans with specific reserves are carried at fair value. Fair value is based on the discounted cash flows of the loan or the fair value of the collateral less estimated costs to sell, if the loan is collateral-dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at estimated market value in the aggregate (i.e., loans held for sale). Changes in fair value are recognized in residential mortgage banking income, net on the consolidated statements of operations (Level 2).

Certain consumer loans originated by the Bank and sourced by fintech partners are classified on the Company's consolidated balance sheets as held for sale. After origination, the majority of these loans are sold directly to the applicable fintech partner or another investor at par, generally up to 10 days from origination. Due to relatively short time between origination and sale, these loans are held at cost, which approximates fair value (Level 2).

Other Real Estate Owned ("OREO")

Certain assets such as OREO are measured at fair value less estimated costs to sell. Valuation of OREO is generally determined using current appraisals from independent appraisers (Level 2). If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a real estate agent or broker, estimated selling costs reduce the listing price, resulting in a valuation based on Level 3 inputs.

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	June 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$6,291	$—	$—	$6,291
Loans held for sale	32,759	—	32,759	—
OREO	74	—	—	74

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$8,344	$—	$—	$8,344
Loans held for sale	121,943	—	121,943	—
OREO	157	—	—	157

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of June 30, 2022	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	$3,833	Discount Rate	25.0%-50.0%
Discounted cash flows technique	2,458	Discount Rate	4.3%-11.0%
OREO
Discounted appraised value technique	74	Selling Costs	7%

(Dollars in thousands)	Balance as of December 31, 2021	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	$8,108	Selling Costs	7%
Discounted cash flows technique	236	Discount Rate	4% - 7%
OREO
Discounted appraised value technique	157	Selling Costs	7%

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

	June 30, 2022
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$75,192	$75,192	$75,192	$—	$—
Federal funds sold	35,493	35,493	35,493	—	—
Securities available for sale	381,536	381,536	—	363,743	17,793
Restricted equity investments	13,072	13,072	—	13,072	—
Other equity investments	23,773	23,773	—	23,773	—
PPP loans receivable, net	15,654	15,654	—	—	15,654
Loans held for investment, net	2,031,141	2,004,753	—	—	2,004,753
Accrued interest receivable	8,908	8,908	—	8,908	—
Bank owned life insurance	47,100	47,100	—	47,100	—
MSR assets	29,265	29,265	—	—	29,265
Financial Liabilities
Noninterest-bearing deposits	$785,743	$785,743	$785,743	$—	$—
Interest-bearing demand and money market deposits	1,007,420	1,007,420	—	1,007,420	—
Savings deposits	150,030	150,030	—	150,030	—
Time deposits	392,514	395,677	—	—	395,677
FHLB borrowings	135,000	135,000	—	135,000	—
FRB borrowings	60	60	—	60	—
Subordinated notes, net	39,953	39,070	—	—	39,070

	December 31, 2021
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$130,548	$130,548	$130,548	$—	$—
Federal funds sold	43,903	43,903	43,903	—	—
Securities available for sale	373,532	373,532	3,000	351,552	18,980
Restricted equity investments	8,334	8,334	—	8,334	—
Other equity investments	14,184	14,184	—	14,184	—
PPP loans receivable, net	30,406	30,406	—	—	30,406
Loans held for investment, net	1,765,051	1,766,820	—	—	1,766,820
Accrued interest receivable	9,573	9,573	—	9,573	—
Bank owned life insurance	46,545	46,545	—	46,545	—
Financial Liabilities
Noninterest-bearing deposits	$706,088	$706,088	$706,088	$—	$—
Interest-bearing demand and money market deposits	941,805	941,805	—	941,805	—
Savings deposits	150,376	150,376	—	150,376	—
Time deposits	499,502	503,968	—	—	503,968
FHLB borrowings	10,111	9,943	—	9,943	—
FRB borrowings	17,901	17,901	—	17,901	—
Subordinated notes, net	39,986	41,388	—	—	41,388

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

Pursuant to the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”), the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of June 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$285,735	12.13%	$247,339	10.50%	$235,561	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$267,462	11.35%	$200,302	8.50%	$188,519	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$267,462	11.35%	$164,955	7.00%	$153,172	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$267,462	10.02%	$106,771	4.00%	$133,464	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

Note 12 – Commitments and Contingencies

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2022 and December 31, 2021, the Company had outstanding loan commitments of $620.1 million and $475.1 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of June 30, 2022 and December 31, 2021, commitments under outstanding performance stand-by letters of credit totaled $0 thousand and $655 thousand, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2022 and December 31, 2021, commitments under outstanding financial stand-by letters of credit totaled $6.3 million and $4.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Reserves for unfunded commitments to borrowers as of June 30, 2022 and December 31, 2021 were $1.0 million and $962 thousand, respectively, and are included in other liabilities on the consolidated balance sheets.

The Company invests in various partnerships and limited liability companies, many of which invest in early-stage companies operating in fintech businesses. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At June 30, 2022, the Company has future commitments outstanding totaling $9.7 million related to these investments.

The Company also has investments in various SBIC funds. The Company's obligations to these funds are satisfied in the form of capital calls that occur during the commitment period. As of June 30, 2022, the Company's remaining capital commitments associated with its investments in SBIC funds totaled $11.3 million.

Note 13 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS") and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options. For both the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022, no stock options for the Company’s common stock were included in the computation of diluted earnings per share because their effects would have been anti-dilutive. For the six months ended June 30, 2021, stock options for 55,357 shares of the Company’s common stock were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

	For the three months ended		For the six months ended
(Dollars in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted average common shares outstanding, basic	18,766,542	18,624,723	18,769,384	16,890,718
Effect of dilutive securities	11,666	21,277	14,502	27,802
Weighted average common shares outstanding, dilutive	18,778,208	18,646,000	18,783,886	16,918,520

Net income:
Net income from continuing operations	$1,118	$28,693	$18,538	$32,936
Net (loss) income from discontinued operations	—	(51)	337	(57)
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	4	(1)	(5)
Net income attributable to Blue Ridge Bankshares, Inc.	$1,118	$28,646	$18,874	$32,874

Basic earnings per share:
Earnings per share from continuing operations	$0.06	$1.54	$0.99	$1.95
Earnings per share from discontinued operations	—	—	0.02	—
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.06	$1.54	$1.01	$1.95

Diluted earnings per share:
Earnings per share from continuing operations	$0.06	$1.54	$0.99	$1.95
Earnings per share from discontinued operations	—	—	0.02	—
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.06	$1.54	$1.01	$1.95

Note 14 – Business Segments

The Company has three reportable business segments: commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general banking activities to its customers. It is distinct from the Company's mortgage banking division, which concentrates on individual and wholesale mortgage lending and sales activities. Activities at the holding company or parent level are primarily associated with investments, borrowings, and certain noninterest expenses.

The following tables present statement of operations items and assets by segment as of the dates and for the periods stated.

	As of and for the three months ended June 30, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$25,725	$337	$181	$—	$26,243
Interest expense	1,402	93	658	—	2,153
Net interest income	24,323	244	(477)	—	24,090
Provision for loan losses	7,494	—	—	—	7,494
Net interest income after provision for loan losses	16,829	244	(477)	—	16,596
NONINTEREST INCOME
Residential mortgage banking income, net	—	4,386	—	—	4,386
Mortgage servicing rights	(25)	1,599	—	—	1,574
Gain on sale of guaranteed government loans	1,538	—	—	—	1,538
Service charges on deposit accounts	327	—	—	—	327
Increase in cash surrender value of bank owned life insurance	276	—	—	—	276
Other income	2,457	—	(173)	(195)	2,089
Total noninterest income	4,573	5,985	(173)	(195)	10,190
NONINTEREST EXPENSE
Salaries and employee benefits	10,916	4,957	—	—	15,873
Other operating expenses	8,506	761	381	(195)	9,453
Total noninterest expense	19,422	5,718	381	(195)	25,326
Income from continuing operations before income tax expense	1,980	511	(1,031)	—	1,460
Income tax expense	389	108	(155)	—	342
Net income from continuing operations	$1,591	$403	$(876)	$—	$1,118
Discontinued Operations
Income from discontinued operations before income taxes	—	—	—	—	—
Income tax expense	—	—	—	—	—
Net income from discontinued operations	—	—	—	—	—
Net income (loss)	$1,591	$403	$(876)	$—	$1,118
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$1,591	$403	$(876)	$—	$1,118
Total assets as of June 30, 2022	$2,712,209	$55,335	$316,891	$(284,792)	$2,799,643

	As of and for the three months ended June 30, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$32,775	$1,010	$27	$—	$33,812
Interest expense	2,425	57	868	—	3,350
Net interest income	30,350	953	(841)	—	30,462
Provision for loan losses	—	—	—	—	—
Net interest income after provision for loan losses	30,350	953	(841)	—	30,462
NONINTEREST INCOME
Residential mortgage banking income, net	—	7,254	—	—	7,254
Mortgage servicing rights	—	1,707	—	—	1,707
Gain on sale of guaranteed government loans	143	—	—	—	143
Service charges on deposit accounts	370	—	—	—	370
Increase in cash surrender value of bank owned life insurance	237	—	—	—	237
Other income	25,912	—	651	(62)	26,501
Total noninterest income	26,662	8,961	651	(62)	36,212
NONINTEREST EXPENSE
Salaries and employee benefits	10,857	6,682	—	—	17,539
Other operating expenses	9,878	2,256	655	(62)	12,727
Total noninterest expense	20,735	8,938	655	(62)	30,266
Income from continuing operations before income tax expense	36,277	976	(845)	—	36,408
Income tax expense	7,662	212	(159)	—	7,715
Net income from continuing operations	$28,615	$764	$(686)	$—	$28,693
Discontinued Operations					$—
Loss from discontinued operations before income taxes	(65)	—	—	—	(65)
Income tax benefit	(14)	—	—	—	(14)
Net loss from discontinued operations	(51)	—	—	—	(51)
Net income (loss)	$28,564	$764	$(686)	$—	$28,642
Net loss from discontinued operations attributable to noncontrolling interest	4	—	—	—	4
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$28,568	$764	$(686)	$—	$28,646
Total assets as of June 30, 2021	$2,577,730	$173,581	$313,213	$(299,794)	$2,764,730

	As of and for the six months ended June 30, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$50,908	$928	$209	$—	$52,045
Interest expense	2,948	128	1,211	—	4,287
Net interest income	47,960	800	(1,002)	—	47,758
Provision for loan losses	9,994	—	—	—	9,994
Net interest income after provision for loan losses	37,966	800	(1,002)	—	37,764
NONINTEREST INCOME
Residential mortgage banking income, net	—	7,207	—	—	7,207
Mortgage servicing rights	176	8,136	—	—	8,312
Gain on sale of guaranteed government loans	2,965	—	—	—	2,965
Service charges on deposit accounts	642	—	—	—	642
Increase in cash surrender value of bank owned life insurance	548	—	—	—	548
Other income	5,634	—	9,253	(277)	14,610
Total noninterest income	9,965	15,343	9,253	(277)	34,284
NONINTEREST EXPENSE
Salaries and employee benefits	20,005	9,964	—	—	29,969
Other operating expenses	15,087	2,697	539	(277)	18,046
Total noninterest expense	35,092	12,661	539	(277)	48,015
Income from continuing operations before income tax expense	12,839	3,482	7,712	—	24,033
Income tax expense	3,295	732	1,468	—	5,495
Net income from continuing operations	$9,544	$2,750	$6,244	$—	$18,538
Discontinued Operations
Income from discontinued operations before income taxes (including gain on disposal of $471 thousand)	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$9,881	$2,750	$6,244	$—	$18,875
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$9,880	$2,750	$6,244	$—	$18,874
Total assets as of June 30, 2022	$2,712,209	$55,335	$316,891	$(284,792)	$2,799,643

	As of and for the six months ended June 30, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$54,482	$1,830	$76	$—	$56,388
Interest expense	4,296	115	1,498	—	5,909
Net interest income	50,186	1,715	(1,422)	—	50,479
Provision for loan losses	—	—	—	—	—
Net interest income after provision for loan losses	50,186	1,715	(1,422)	—	50,479
NONINTEREST INCOME
Residential mortgage banking income, net	—	16,555	—	—	16,555
Mortgage servicing rights	—	5,078	—	—	5,078
Gain on sale of guaranteed government loans	1,217	—	—	—	1,217
Service charges on deposit accounts	697	—	—	—	697
Increase in cash surrender value of bank owned life insurance	401	—	—	—	401
Other income	27,187	—	703	(87)	27,803
Total noninterest income	29,502	21,633	703	(87)	51,751
NONINTEREST EXPENSE					0
Salaries and employee benefits	16,492	14,950	—	—	31,442
Other operating expenses	23,015	4,437	1,695	(87)	29,060
Total noninterest expense	39,507	19,387	1,695	(87)	60,502
Income from continuing operations before income tax expense	40,181	3,961	(2,414)	—	41,728
Income tax expense	8,425	817	(450)	—	8,792
Net income from continuing operations	$31,756	$3,144	$(1,964)	$—	$32,936
Discontinued Operations					$—
Loss from discontinued operations before income taxes	(72)	—	—	—	(72)
Income tax benefit	(15)	—	—	—	(15)
Net loss from discontinued operations	(57)	—	—	—	(57)
Net income (loss)	$31,699	$3,144	$(1,964)	$—	$32,879
Net income from discontinued operations attributable to noncontrolling interest	(5)	—	—	—	(5)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$31,694	$3,144	$(1,964)	$—	$32,874
Total assets as of June 30, 2021	$2,577,730	$173,581	$313,213	$(299,794)	$2,764,730

Note 15 – Changes to Accumulated Other Comprehensive Income, net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended June 30, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of April 1, 2022	$(21,900)	$425	$(1)	$(21,476)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $4,257	(16,015)	—	—	(16,015)
Balance as of June 30, 2022	$(37,915)	$425	$(1)	$(37,491)

	For the three months ended June 30, 2021
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of April 1, 2021	$(1,838)	$425	$5,448	$4,035
Change in net unrealized holding losses on securities available for sale, net of deferred tax expense of $199	747	—	—	747
Change in net unrealized holding gains on interest rate swaps, net of deferred tax benefit of $687	—	—	(2,582)	(2,582)
Balance as of June 30, 2021	$(1,091)	$425	$2,866	$2,200

	For the six months ended June 30, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2022	$(4,056)	$425	$(1)	$(3,632)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $9,000	(33,859)	—	—	(33,859)
Balance as of June 30, 2022	$(37,915)	$425	$(1)	$(37,491)

	For the six months ended June 30, 2021
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2021	$644	$425	$(805)	$264
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $461	(1,735)	—	—	(1,735)
Change in net unrealized holding losses on interest rate swaps, net of deferred tax expense of $975	—	—	3,671	3,671
Balance as of June 30, 2021	$(1,091)	$425	$2,866	$2,200

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

Note 17 – Subsequent Events

On July 7, 2022, the board of directors of the Company declared a quarterly dividend of $0.1225 per share, which was paid on July 29, 2022 to shareholders of record as of the close of business on July 18, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of our operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations for the balance of 2022, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the 2021 Form 10-K including those discussed in the section entitled "Risk Factors." If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, the Company cautions not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

Sale of MoneyWise Payroll Solutions, Inc.

The Company sold its majority interest in MoneyWise Payroll Solutions, Inc. (“MoneyWise”) to the holder of the minority interest in MoneyWise in the first quarter of 2022. Asset and liability balances and income statement amounts related to MoneyWise are reported as discontinued operations for all periods presented.

Stock Split

On April 30, 2021, the Company effected a 3-for-2 stock split (“Stock Split”) in the form of a 50% stock dividend on its common stock. Cash was paid in lieu of fractional shares based on the closing price of the Company’s common stock on the record date, April 20, 2021. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and disclosures have been retroactively adjusted to reflect the Stock Split, unless otherwise noted.

Merger with Bay Banks of Virginia, Inc.

The Company completed its merger with Bay Banks of Virginia, Inc. ("Bay Banks"), the holding company of Virginia Commonwealth Bank, into the Company on January 31, 2021. Immediately following the completion of the merger, Virginia Commonwealth Bank was merged with and into the Bank (collectively, the “Bay Banks Merger”).

Information contained herein as of June 30, 2022 and June 30, 2021 includes the balances of Bay Banks; information contained herein for the three and six months ended June 30, 2021 and as of December 31, 2021 includes the operations of Bay Banks for the period immediately following the effective date (January 31, 2021) of the Bay Banks Merger.

General

There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2021 Form 10-K, except for an irrevocable change in accounting method for mortgage servicing rights ("MSR") assets from the amortization method to the fair value measurement method under Accounting Standards Codification 860, Transfers and Servicing. See Part I, Item 1, Note 1 – Organization and Basis of Presentation of this Form 10-Q for more information.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Comparison of Financial Condition as of June 30, 2022 and December 31, 2021

Total assets were $2.80 billion as of June 30, 2022, an increase of $134.5 million from $2.67 billion at December 31, 2021. Loans held for investment, excluding PPP loans, increased $271.2 million to $2.05 billion at June 30, 2022 from $1.78 billion at December 31, 2021, an annualized growth rate of 30.5%.

Total deposits as of June 30, 2022 were $2.34 billion, an increase of $37.9 million from December 31, 2021. The increase in the first half of 2022 was primarily in noninterest-bearing demand deposits, primarily related to the Company’s fintech partnerships, partially offset by lower time deposit balances.

Total stockholders’ equity decreased by $15.5 million to $261.7 million as of June 30, 2022 compared to $277.1 million at December 31, 2021. The fair value of the Company’s portfolio of available for sale securities declined in the first half of 2022, primarily as a result of an increase in market interest rates, resulting in an after-tax decline in stockholders’ equity of $33.9 million. This decrease was partially offset by net income of $18.9 million for the six months ended June 30, 2022 and a positive $3.5 million cumulative effect adjustment recorded to stockholders’ equity as of January 1, 2022 to account for the change in accounting method for MSR assets, as noted previously.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022, the Company reported net income from continuing operations of $1.5 million, or $0.06 earnings per diluted common share, compared to $28.7 million, or $1.54 earnings per diluted common share, for the three months ended June 30, 2021.

For the six months ended June 30, 2022, the Company reported net income from continuing operations of $18.5 million, or $0.99 earnings per diluted common share, compared to $32.9 million, or $1.95 earnings per diluted common share, for the six months ended June 30, 2021.

Net income before income taxes for the first half of 2022 included $9.3 million of fair value adjustments for the Company's equity investments, primarily in certain fintech companies, while net income for the second quarter and first half of 2021 included an after-tax gain of $19.2 million resulting from the sale of PPP loans. Net income before income taxes also included merger-related expenses of $0 thousand and $50 thousand for the three and six months ended June 30, 2022, respectively, compared to $1.2 million and $10.3 million for the three and six months ended June 30, 2021, respectively.

Net Interest Income. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. The Company’s principal interest-earning assets are loans to businesses, real estate investors, and individuals as well as its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank of Richmond ("FRB") advances. Common net interest income measures include net interest rate spread and net interest margin. Net interest rate spread is the difference between the rate earned on interest-earning assets and the rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income and interest expense calculated as a percentage of average interest-earning assets.

The following table presents the average balance sheets for the three months ended June 30, 2022 and 2021. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended June 30,
	2022			2021			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (12)	Rate (12)
Average Assets
Taxable securities	$394,000	$2,129	2.16%	$270,551	$1,133	1.68%	$996	$517	$479
Tax-exempt securities (2)	21,336	113	2.12%	18,023	81	1.80%	32	15	17
Total securities	415,336	2,242	2.16%	288,574	1,214	1.68%	1,028	532	496
Interest-earning deposits in other banks	77,703	148	0.76%	128,141	20	0.06%	128	(8)	136
Federal funds sold	44,979	90	0.80%	20,275	4	0.08%	86	5	81
Loans held for sale	42,957	348	3.24%	139,051	1,014	2.92%	(666)	(701)	35
Paycheck Protection Program loans (3)	19,412	64	1.32%	845,776	11,662	5.52%	(11,598)	(11,394)	(204)
Loans held for investment (3,4,5)	1,881,678	23,376	4.97%	1,766,670	19,915	4.51%	3,461	1,296	2,165
Total average interest-earning assets	2,482,065	26,268	4.23%	3,188,487	33,829	4.24%	(7,561)	(10,270)	2,709
Less: allowance for loan losses	(13,619)			(13,279)
Total noninterest-earning assets	232,125			207,807
Total average assets	$2,700,571			$3,383,015
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,144,418	$690	0.24%	$940,130	$592	0.25%	$98	$129	$(31)
Time deposits (6)	415,815	851	0.82%	586,448	1,090	0.74%	(239)	(317)	78
Total interest-bearing deposits	1,560,233	1,541	0.40%	1,526,578	1,682	0.44%	(141)	(189)	48
FHLB borrowings (7)	23,955	(33)	(0.55)%	235,298	418	0.71%	(451)	(375)	(76)
FRB borrowings	3,266	100	12.25%	544,815	382	0.28%	(282)	(380)	—
Subordinated notes and other borrowings (8)	39,969	545	5.45%	55,242	868	6.29%	(323)	(240)	(83)
Total average interest-bearing liabilities	1,627,423	2,153	0.53%	2,361,933	3,350	0.57%	(1,197)	(1,184)	(111)
Noninterest-bearing demand deposits	772,310			765,924
Other noninterest-bearing liabilities	29,700			13,427
Stockholders' equity	271,138			241,731
Total average liabilities and stockholders’ equity	$2,700,571			$3,383,015
Net interest income and margin (9)		$24,115	3.89%		$30,479	3.82%	$(6,364)	$(9,086)	$2,820
Cost of funds (10)			0.36%			0.43%
Net interest spread (11)			3.70%			3.68%

(1) Annualized.
(2) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(3) Includes deferred loan fees/costs.
(4) Non-accrual loans have been included in the computations of average loan balances.
(5) Includes accretion of fair value adjustments (discounts) on acquired loans of $1.3 million and $865 thousand for the three months ended June 30, 2022 and 2021, respectively.
(6) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $366 thousand and $951 thousand for the three months ended June 30, 2022 and 2021, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $108 thousand and $4 thousand for the three months ended June 30, 2022 and 2021, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand and $55 thousand for the three months ended June 30, 2022 and 2021, respectively.
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

Average interest-earning assets were $2.48 billion for the three months ended June 30, 2022 compared to $3.19 billion for the same period of 2021, a $706.4 million decrease. This decrease was primarily attributable to significantly lower average balances of PPP loans in the 2022 period compared to the 2021 period, which decreased to $19.4 million from $845.8 million. Partially offsetting this decline was higher average balances of loans held for investment, excluding PPP loans, of $115.0 million, and securities of $126.8 million. Total interest income (on a taxable equivalent basis) decreased $7.6 million for the three-month period ended June 30, 2022 from the same period of 2021. This decrease was primarily due to lower PPP loan interest and fee income, net of costs, in the 2022 period ($64 thousand)

compared to the 2021 period ($11.7 million), partially offset by higher average balances of and yields from loans held for investment, excluding PPP loans, and securities. Higher accretion of purchase accounting adjustments (discounts) on acquired loans also contributed to greater interest income in the 2022 period. Interest income in the second quarters of 2022 and 2021 included accretion of discounts on acquired loans of $1.3 million and $865 thousand, respectively.

Average interest-bearing liabilities were $1.63 billion for the three months ended June 30, 2022 compared to $2.36 billion for the same period of 2021, a $734.5 million decrease. Most of this decrease was attributable to a decline in average balances of FRB borrowings and FHLB borrowings of $541.5 million and $211.3 million, respectively. FRB borrowings consisted of advances received from the FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") and were significantly higher in the 2021 period as they were used to partially fund PPP loans. Interest expense decreased by $1.2 million to $2.2 million for the three months ended June 30, 2022 compared to the same period of 2021. Cost of interest-bearing liabilities decreased to 0.53% for the second quarter of 2022 from 0.57% for the second quarter of 2021, while cost of funds were 0.36% and 0.43% for the same respective periods. Interest expense in the second quarters of 2022 and 2021 included the amortization of fair value adjustments (premium) on assumed time deposits of $364 thousand and $951 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended June 30, 2022 was $24.1 million compared to $30.5 million for the same period in 2021, a decrease of $6.4 million. Net interest margin was 3.89% and 3.82% for second quarters of 2022 and 2021, respectively. Accretion and amortization of purchase accounting adjustments had a 29 and 22 basis point positive effect on net interest margin for the same respective periods. PPP loan processing fees, net of costs, and interest income, along with the corresponding funding costs through the PPPLF, had a 4 and 55 basis point positive effect on the Company’s net interest margin for the three months ended June 30, 2022 and 2021, respectively.

The following table presents the average balance sheets for the six months ended June 30, 2022 and 2021. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the six months ended June 30,
	2022			2021			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (12)	Rate (12)
Average Assets
Taxable securities	$388,419	$3,899	2.01%	$241,661	$2,263	1.87%	$1,636	$1,374	$262
Tax-exempt securities (2)	20,359	208	2.04%	16,030	147	1.83%	61	40	21
Total securities	408,778	4,107	2.01%	257,691	2,410	1.87%	1,697	1,414	283
Interest-earning deposits in other banks	86,160	183	0.42%	122,691	50	0.08%	133	(15)	148
Federal funds sold	48,201	112	0.46%	19,671	5	0.05%	107	7	100
Loans held for sale	58,249	969	3.33%	135,586	1,835	2.71%	(866)	(1,047)	181
Paycheck Protection Program loans (3)	23,225	457	3.94%	652,145	16,139	4.95%	(15,682)	(15,564)	(118)
Loans held for investment (3,4,5)	1,840,395	46,261	5.03%	1,570,007	35,980	4.58%	10,281	6,197	4,084
Total average interest-earning assets	2,465,008	52,089	4.23%	2,757,791	56,419	4.09%	(4,330)	(9,008)	4,678
Less: allowance for loan losses	(12,845)			(13,451)
Total noninterest-earning assets	230,652			181,039
Total average assets	$2,682,815			$2,925,379
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,113,751	$1,275	0.23%	$823,073	$1,053	0.26%	$222	$372	$(150)
Time deposits (6)	449,339	1,822	0.81%	540,818	2,169	0.80%	(347)	(367)	20
Total interest-bearing deposits	1,563,090	3,097	0.40%	1,363,891	3,222	0.47%	(125)	5	(130)
FHLB borrowings (7)	17,071	(22)	(0.26)%	186,709	503	0.54%	(525)	(457)	(68)
FRB borrowings	9,786	114	2.33%	447,351	685	0.31%	(571)	(670)	99
Subordinated notes and other borrowings (8)	39,969	1,099	5.50%	51,139	1,498	5.86%	(399)	(327)	(72)
Total average interest-bearing liabilities	1,629,916	4,288	0.53%	2,049,090	5,908	0.58%	(1,620)	(1,449)	(171)
Noninterest-bearing demand deposits	745,820			646,754
Other noninterest-bearing liabilities	35,831			10,902
Stockholders' equity	271,248			218,633
Total average liabilities and stockholders’ equity	$2,682,815			$2,925,379
Net interest income and margin (9)		$47,801	3.88%		$50,511	3.66%	$(2,710)	$(7,559)	$4,849
Cost of funds (10)			0.36%			0.44%
Net interest spread (11)			3.70%			3.51%

(1) Annualized.
(2) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(3) Includes deferred loan fees/costs.
(4) Non-accrual loans have been included in the computations of average loan balances.
(5) Includes accretion of fair value adjustments (discounts) on acquired loans of $4.1 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.
(6) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $840 thousand and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $111 thousand and $6 thousand for the six months ended June 30, 2022 and 2021, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $50 thousand and $90 thousand for the six months ended June 30, 2022 and 2021, respectively.
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

Average interest-earning assets were $2.47 billion for the six months ended June 30, 2022 compared to $2.76 billion for the same period of 2021, a $292.8 million decrease. Most of this decrease was attributable to lower average balances of PPP loans in the 2022 period compared to the 2021 period, which decreased to $23.2 million from $652.1 million. Partially offsetting this decline was higher average balances of loans held for investment, excluding PPP loans, of $270.4 million and securities of $151.1 million. Total interest income (on a taxable equivalent basis) decreased by $4.3 million for the six-month period ended June 30, 2022 from the same period of 2021. This decrease was primarily due to lower interest and fee income from PPP loans, partially offset by higher average balances and yields from loans held for investments and securities and higher accretion of fair value adjustments on acquired loans. Interest income in the 2022 and 2021 periods included PPP loan interest and fees, net of costs, of $457 thousand and $16.1 million, respectively. Interest income in the first six months of 2022 and 2021 included accretion of discounts on acquired loans of $4.1 million and $1.3 million, respectively.

Average interest-bearing liabilities were $1.63 billion for the six months ended June 30, 2022 compared to $2.05 billion for the same period of 2021, a $419.2 million decrease. Most of this decrease was attributable to lower average balances of FRB and FHLB advances of $437.6 million and $169.6 million, respectively, partially offset by higher average balances of interest-bearing deposits of $199.2 million. Interest expense decreased by $1.6 million to $4.3 million for the six months ended June 30, 2022 compared to $5.9 million for the same period of 2021. Lower interest expense was primarily attributable to lower average balances of interest-bearing liabilities, including FRB and FHLB advances, and lower average balances of subordinated notes in the 2022 period. Cost of interest-bearing liabilities decreased to 0.53% for the first six months of 2022 from 0.58% for the same period of 2021, while cost of funds were 0.36% and 0.44% for the same respective periods. Interest expense in the first six months of 2022 and 2021 included the amortization of fair value adjustments (premium) on assumed time deposits of $840 thousand and $1.7 million respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the six months ended June 30, 2022 was $47.8 million as compared to $50.5 million for the same period in 2021, a decrease of $2.7 million. Net interest margin was 3.88% and 3.66% for the six months ended June 30, 2022 and 2021, respectively. PPP loan processing fees, net of costs, and interest, along with the corresponding funding costs through the PPPLF, had a 1 and 33 basis point positive effect on the Company’s net interest margin for the six months ended June 30, 2022 and 2021, respectively. Accretion and amortization of purchase accounting adjustments had a 41 and 22 basis point positive effect on net interest margin for the same respective periods.

Provision for Loan Losses. The Company recorded a provision for loan losses of $7.5 million in the second quarter of 2022 compared to no provision in the second quarter of 2021. Provision for loan losses for the first halves of 2022 and 2021 was $10.0 million and $0, respectively. Provision for loan losses in the 2022 periods was primarily attributable to reserves for loan growth, qualitative loss factor adjustments due to changes in economic factors, and higher specific reserves for impaired loans.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	Change $	Change %
Fair value adjustments of other equity investments	$(86)	$—	$(86)	100.0%
Gain on sale of PPP loans	—	24,315	(24,315)	(100.0%)
Residential mortgage banking income, net	4,386	7,254	(2,868)	(39.5%)
Mortgage servicing rights	1,574	1,707	(133)	(7.8%)
Gain on sale of guaranteed government loans	1,538	143	1,395	975.5%
Wealth and trust management	414	833	(419)	(50.3%)
Service charges on deposit accounts	327	370	(43)	(11.6%)
Increase in cash surrender value of bank owned life insurance	276	237	39	16.5%
Bank and purchase card, net	599	299	300	100.3%
Other	1,162	1,054	108	10.2%
Total noninterest income	$10,190	$36,212	$(26,022)	(71.9%)

	For the six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	Change $	Change %
Fair value adjustments of other equity investments	$9,278	$—	$9,278	100.0%
Gain on sale of PPP loans	—	24,315	(24,315)	(100.0%)
Residential mortgage banking income, net	7,207	16,555	(9,348)	(56.5%)
Mortgage servicing rights	8,312	5,078	3,234	63.7%
Gain on sale of guaranteed government loans	2,965	1,217	1,748	143.6%
Wealth and trust management	805	1,435	(630)	(43.9%)
Service charges on deposit accounts	642	697	(55)	(7.9%)
Increase in cash surrender value of bank owned life insurance	548	401	147	36.7%
Bank and purchase card, net	1,021	599	422	70.5%
Other	3,506	1,454	2,052	141.1%
Total noninterest income	$34,284	$51,751	$(17,467)	(33.8%)

Income from fair value adjustments of other equity investments in the first half of 2022 was attributable to the Company's equity investments, primarily in certain fintech companies. The Company records certain equity investments at fair value when an observable market event occurs, such as the issuance or transfer of shares of substantially similar investments. In the second quarter of 2021, the Company sold a significant portion of its PPP loans resulting in a gain on the sale. The decline in residential mortgage banking income was primarily due to lower mortgage volumes in the first half of 2022 ($269.2 million) compared to the first half of 2021 ($658.2 million), as demand declined as market interest rates increased significantly in the first half of 2022 compared to the same period of 2021. Income from mortgage servicing rights was greater in the first half of 2022, as the Company changed its accounting method to the fair value measurement method and increasing longer-term rates contributed to a higher valuation. Other noninterest income for the six months ended June 30, 2022 included higher fintech-related income compared to the same period of 2021 and a $405 thousand gain from the sale of bank premises in the first quarter of 2022.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	Change $	Change %
Salaries and employee benefits	$15,873	$17,539	$(1,666)	(9.5%)
Occupancy and equipment	1,500	1,846	(346)	(18.7%)
Data processing	874	1,484	(610)	(41.1%)
Legal, issuer, and regulatory filing	618	489	129	26.4%
Advertising and marketing	412	238	174	73.1%
Communications	1,030	672	358	53.3%
Audit and accounting fees	379	291	88	30.2%
FDIC insurance	106	9	97	1,077.8%
Intangible amortization	386	457	(71)	(15.5%)
Other contractual services	999	666	333	50.0%
Other taxes and assessments	671	1,076	(405)	(37.6%)
Merger-related	0	1,237	(1,237)	(100.0%)
Other	2,478	4,262	(1,784)	(41.9%)
Total noninterest expense	$25,326	$30,266	$(4,940)	(16.3%)

	For the six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	Change $	Change %
Salaries and employee benefits	$29,969	$31,442	$(1,473)	(4.68%)
Occupancy and equipment	2,985	3,177	(192)	(6.04%)
Data processing	1,820	2,289	(469)	(20.49%)
Legal, issuer, and regulatory filing	1,000	1,065	(65)	(6.10%)
Advertising and marketing	840	517	323	62.48%
Communications	1,829	1,039	790	76.03%
Audit and accounting fees	520	480	40	8.33%
FDIC insurance	337	352	(15)	(4.26%)
Intangible amortization	783	808	(25)	(3.09%)
Other contractual services	1,533	1,519	14	0.92%
Other taxes and assessments	1,241	1,424	(183)	(12.85%)
Merger-related	50	10,256	(10,206)	(99.51%)
Other	5,108	6,134	(1,026)	(16.73%)
Total noninterest expense	$48,015	$60,502	$(12,487)	(20.64%)

Excluding merger-related expenses, noninterest expense decreased $2.4 million for the six months ended June 30, 2022 compared to the same period in 2021. Lower salaries and employee benefits for the six-month period ended June 30, 2022 were primarily attributable to lower salaries and employee benefit expenses attributable to the mortgage banking division and incentives paid in the 2021 period related to the PPP loan program. Partially offsetting these decreases was higher salaries and benefit expense due to the addition of commercial lenders and support personnel to build out the Company's middle market and government guaranteed lending teams and personnel to support the fintech business. Higher data processing expense in the 2021 periods compared to the same periods of 2022 was primarily attributable to the Bay Banks Merger, including costs associated with converting core operating systems, which was completed in the second quarter of 2021.

Income Tax Expense. Income tax expense from continuing operations for the three months ended June 30, 2022 and 2021 was $342 thousand and $7.7 million, respectively, resulting in an effective income tax rate of 23.4% and 21.2% for the same respective periods. Income tax expense from continuing operations for the six months ended June 30, 2022 and 2021 was $5.5 million and $8.7 million, respectively, resulting in an effective income tax rate of 22.9% and 20.9% for the same respective periods. The higher effective income tax rates for the 2022 periods was primarily the result of tax provisions made for state income taxes, as the Company expanded its operations, primarily its mortgage banking division, into various states.

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

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$496,962	24.1%	$320,827	17.7%
Paycheck Protection Program	15,654	0.8%	30,742	1.7%
Real estate – construction, commercial	122,455	5.9%	146,523	8.1%
Real estate – construction, residential	70,860	3.4%	58,857	3.3%
Real estate – mortgage, commercial	791,465	38.3%	701,503	38.8%
Real estate – mortgage, residential	522,219	25.3%	493,982	27.3%
Real estate – mortgage, farmland	6,880	0.3%	6,173	0.3%
Consumer	39,092	1.9%	49,877	2.6%
Gross loans	2,065,587	100.0%	1,808,484	100.0%
Less: deferred loan fees, net of costs	(1,550)		(906)
Gross loans, net of deferred loans fees and costs	2,064,037		1,807,578
Less: allowance for loan losses	(17,242)		(12,121)
Loans held for investment, net	$2,046,795		$1,795,457
Loans held for sale (not included in totals above)	$32,759		$121,943

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed) as of June 30, 2022.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$496,962	$208,743	$138,947	$102,633	$34,501	$1,813	$149,272	$69,876	$77,540	$1,857
Paycheck Protection Program	15,654	—	—	—	—	—	15,654	15,654	—	—
Real estate – construction, commercial	122,455	27,428	58,507	29,463	10,998	18,047	36,519	30,782	5,643	94
Real estate – construction, residential	70,860	33,067	5,799	4,484	920	395	31,994	396	2,466	29,131
Real estate – mortgage, commercial	791,465	41,691	350,570	53,452	168,027	129,091	399,204	206,608	186,128	6,468
Real estate – mortgage, residential	522,219	22,405	260,142	13,014	66,319	180,809	239,673	39,653	53,350	146,670
Real estate – mortgage, farmland	6,880	1,439	1,901	167	274	1,461	3,541	2,560	981	—
Consumer loans	39,092	8,728	782	681	100	—	29,583	20,211	9,307	64
Gross loans	$2,065,587	$343,501	$816,647	$203,893	$281,139	$331,615	$905,439	$385,740	$335,414	$184,285
Allowance for Loan Losses. Management believes that the Company’s allowance for loan losses ("ALL") was adequate as of June 30, 2022 and December 31, 2021. There can be no assurance, however, that adjustments to the ALL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; the impact of the COVID-19 pandemic; and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ALL required, resulting in charges to the provision for loan losses.

The following table presents an analysis of the change in the ALL by loan type as of and for the periods stated.

	As of and for the three months ended		As of and for the six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Allowance, beginning of period	$12,013	$13,402	$12,121	$13,827
Charge-offs
Commercial and industrial	(1,383)	(857)	(3,746)	(1,216)
Real estate – construction	—	—	(123)	—
Real estate – mortgage	(1,079)	(1)	(1,093)	(13)
Consumer	(329)	(133)	(605)	(396)
Total charge-offs	(2,791)	(991)	(5,567)	(1,625)
Recoveries
Commercial and industrial	2	394	37	450
Real estate – construction	4	—	16	—
Real estate – mortgage	387	87	391	103
Consumer	133	115	250	252
Total recoveries	526	596	694	805
Net charge-offs	(2,265)	(395)	(4,873)	(820)
Provision for loan losses	7,494	—	9,994	—
Allowance, end of period	$17,242	$13,007	$17,242	$13,007
Ratio of net charge-offs to average loans outstanding during period:
Commercial and industrial	1.49%	0.63%	2.08%	0.58%
Real estate – construction	(0.01)%	—%	0.11%	—%
Real estate – mortgage	0.22%	(0.03)%	0.11%	(0.02)%
Consumer and other loans	0.83%	0.03%	0.66%	0.14%
Total loans	0.47%	0.08%	0.52%	0.10%

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

	June 30, 2022		December 31, 2021
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$10,435	2.10%	$7,133	2.22%
Real estate – construction, commercial	284	0.23%	953	0.65%
Real estate – construction, residential	117	0.17%	395	0.67%
Real estate – mortgage, commercial	2,903	0.37%	1,403	0.20%
Real estate – mortgage, residential	2,356	0.45%	1,301	0.26%
Real estate – mortgage, farmland	25	0.36%	23	0.37%
Consumer	1,122	2.87%	913	1.83%
	$17,242		$12,121

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

Impaired loans also include certain loans that have been modified as troubled debt restructurings ("TDRs") where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company reported $1.5 million and $688 thousand of TDRs as of June 30, 2022 and December 31, 2021, respectively. All of these TDRs were performing in accordance with their modified terms at the respective dates and therefore excluded from the nonperforming loan and nonperforming asset figures in the table below.

The following table presents summary information pertaining to nonperforming assets and certain asset quality ratios as of the dates stated.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans (1)	$11,874	$15,177
Loans past due 90 days and still accruing (1)	308	917
Total nonperforming loans	$12,182	$16,094
OREO	74	157
Total nonperforming assets	$12,256	$16,251
ALL	$17,242	$12,121
Loans held for investment, including PPP loans	$2,064,037	$1,807,578
Loans held for investment, excluding PPP loans	$2,048,383	$1,777,172
Total assets	$2,799,643	$2,665,139
ALL to total loans held for investment, including PPP loans	0.84%	0.67%
ALL to total loans held for investment, excluding PPP loans	0.84%	0.68%
ALL to nonperforming loans	141.54%	75.31%
Nonperforming loans to total loans held for investment, including PPP loans	0.59%	0.89%
Nonperforming loans to total loans held for investment, excluding PPP loans	0.59%	0.91%
Nonperforming assets to total assets	0.44%	0.61%

(1) Excludes PCI loans and accruing TDRs

The increase in the ratio of ALL to total loans held for investment, excluding PPP loans, at June 30, 2022 compared to December 31, 2021 was primarily attributable to reserve needs for loan growth in the first half of 2022 and qualitative loss factor adjustments due to changes in economic factors. The remaining purchase accounting adjustments (discounts) related to loans acquired in the Bay Banks Merger and earlier acquisitions by the Company were $12.2 million and $16.2 million at June 30, 2022 and December 31, 2021, respectively.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available for sale was $381.5 million as of June 30, 2022, a slight increase from $373.5 million at December 31, 2021. Primarily as a result of a significant increase in market interest rates in the first half of 2022, the Company’s portfolio of securities available for sale had an unrealized loss of approximately $42.9 million in the same period. This unrealized loss was offset by investment purchases, net of investment paydowns, totaling $51.6 million in the first half of 2022.

As of June 30, 2022 and December 31, 2021, the vast majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. Investment securities pledged to secure public deposits totaled $0 and $8.7 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, securities with a fair value of $18.0 million and $23.1 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost. No other-than-temporary impairment has been recognized for the securities as of June 30, 2022 and December 31, 2021.

Restricted equity investments consisted of stock in the FHLB (carrying basis $6.5 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively), stock in the FRB (carrying basis of $6.1 million at both June 30, 2022 and December 31, 2021, respectively), and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both June 30, 2022 and December 31, 2021). Restricted equity investments are carried at cost. The Company holds various other equity investments, including shares in other financial institutions and fintech companies, totaling $23.8 million and $14.2 million as of June 30, 2022 and December 31, 2021, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which are reported in other investments on the consolidated balance sheets.

The following table presents information about the Company’s investment portfolio for the periods stated.

	June 30, 2022
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
State and municipal	$1,157	2.78%	$3,517	2.09%	$23,406	1.88%	$32,819	2.20%	$60,899
U. S. Treasury and agencies	—	—	14,987	0.93%	47,115	1.76%	9,930	1.76%	72,032
Mortgage backed securities	7,903	0.42%	3,172	0.52%	26,065	2.02%	215,790	1.82%	252,930
Corporate bonds	1,000	6.25%	5,498	4.74%	36,439	4.41%	732	4.53%	43,669
Total	$10,060		$27,174		$133,025		$259,271		$429,530

Deposits. The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit), primarily from its market area. The Company’s deposit base includes transaction accounts, time and savings accounts, and other accounts that customers use for cash management purposes and which provide a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable low-cost source of funding.

Total deposits as of June 30, 2022 were $2.36 billion, an increase of $37.9 million from December 31, 2021, of which $79.7 million was noninterest-bearing demand deposit growth primarily related to the Company's fintech partnerships. The Company's relationships with fintech partners have resulted in approximately $395 million of deposits as of June 30, 2022, up from approximately $189 million as of December 31, 2021.

Approximately 16.8% of the Company’s deposits as of June 30, 2022 were composed of time deposits compared to 21.7% as of December 31, 2021. In contrast, approximately 33.6% of the Company’s deposits as of June 30, 2022 were composed of noninterest-bearing demand deposits compared to 30.7% as of December 31, 2021, primarily attributable to the Company's relationships with fintech partners, as noted previously.

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Maturing in:
3 months or less	$6,829	$30,943
Over 3 months through 6 months	16,555	47,818
Over 6 months through 12 months	23,030	14,213
Over 12 months	42,701	51,868
	$89,115	$144,842

Borrowings. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	As of and for the six months ended June 30, 2022
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$135,000	$135,000	$37,000	1.82%
FRB borrowings	60	17,197	339	0.35%

	As of and for the year ended December 31, 2021
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$10,111	$220,000	$147,919	0.82%
FRB borrowings	17,901	632,540	245,196	0.32%

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

Subordinated notes, net, totaled $40.0 million as of both June 30, 2022 and December 31, 2021.

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

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and borrowers. The Bank has unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $44.0 million as of both June 30, 2022 and December 31, 2021. These lines bear interest at the prevailing rates for such loan and are cancellable any time by the correspondent bank. As of June 30, 2022 and December 31, 2021, none of these lines of credit with correspondent banks were drawn upon.

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

The Company also maintains secured lines of credit with the FHLB and the FRB under which the Company can borrow up to the allowable amount for the collateral pledged. As of June 30, 2022, the Company had a credit line available of $293.9 million with the FHLB with outstanding advances totaling $135.0 million and letters of credit totaling $85.1 million, leaving the remaining credit availability of $73.8 million as of the same date. The letters of credit are for the benefits of the Commonwealth of Virginia to secure public deposits.

The Company utilized the FRB PPPLF to partially fund PPP loans, which collateralize the advances. As of June 30, 2022 and December 31, 2021, FRB borrowings under this facility totaled $60 thousand and $17.9 million, respectively.

Capital. Capital adequacy is an important measure of financial stability and performance. The Company’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of June 30, 2022, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's categorization. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Company.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized for the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$285,735	12.13%	$247,339	10.50%	$235,561	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$267,462	11.35%	$200,302	8.50%	$188,519	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$267,462	11.35%	$164,955	7.00%	$153,172	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$267,462	10.02%	$106,771	4.00%	$133,464	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. The approved commitments to extend credit that was available but unused as of June 30, 2022 and December 31, 2021 totaled $620.1 million and $475.1 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of June 30, 2022 and December 31, 2021, commitments under outstanding performance stand-by letters of credit totaled $0 and $655 thousand, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2022 and December 31, 2021, commitments under outstanding financial stand-by letters of credit totaled $6.3 million and $4.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Reserves for unfunded commitments as of June 30, 2022 and December 31, 2021 were $1.0 million and $962 thousand, respectively, and are included in other liabilities on the consolidated balances sheets.

The Company invests in various partnerships and limited liability companies, many of which invest in early-stage companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods, pursuant to capital calls. At June 30, 2022, the Company had future commitments outstanding totaling $9.7 million related to these investments.

The Company also has investments in various SBIC funds. The Company's obligations to these funds are satisfied in the form of capital calls that occur during the commitment period. As of June 30, 2022, the Company's remaining capital commitments associated with its investments in SBIC funds was $11.3 million.

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

The following table presents the estimated change in net interest income under various rate change scenarios. The scenarios assume rate changes occur instantaneous and in a parallel manner, which means the changes are the same on all points of the rate curve.

	June 30, 2022
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$9,808	9.2%	$13,305	12.0%
+300 basis points	8,602	8.0%	11,200	10.1%
+200 basis points	6,624	6.2%	8,433	7.6%
+100 basis points	3,792	3.5%	4,778	4.3%
Base case	—	—	—	—
-100 basis points	(5,994)	(5.6%)	(8,172)	(7.4%)
-200 basis points	(10,715)	(10.0%)	(15,650)	(14.2%)

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the status of the legal proceedings previously disclosed in Part I, Item 3 of the Company’s 2021 Form 10-K.

In the ordinary course of its operations, the Company is a party to various legal proceedings. As of the date of this report, there are no pending or threatened proceedings against the Company, other than previously disclosed as stated in the preceding paragraph, that, if determined adversely, would have a material effect on the business, results of operations or financial position of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1

Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., effective June 27, 2022 (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 29, 2022).

10.1

Amended and Restated Employment Agreement, dated April 20, 2022, by and among Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association and Judy C. Gavant (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 22, 2022).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: August 4, 2022	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer