Form 10-Q
period 2022-09-30
BLUE RIDGE BANKSHARES, INC.
filed 2022-11-03
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39165

BLUE RIDGE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1838100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1807 Seminole Trail Charlottesville, Virginia	22901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (540) 743-6521

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	BRBS	NYSE American

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

As of November 1, 2022, the registrant had 18,946,268 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	September 30, 2022	December 31, 2021 (1)
ASSETS
Cash and due from banks	$98,305	$130,548
Federal funds sold	10,581	43,903
Securities available for sale, at fair value	359,516	373,532
Restricted equity investments	13,639	8,334
Other equity investments	23,570	14,184
Other investments	17,468	12,681
Loans held for sale	25,800	121,943
Paycheck Protection Program loans, net of deferred fees and costs	13,148	30,406
Loans held for investment, net of deferred fees and costs	2,158,342	1,777,172
Less allowance for loan losses	(20,534)	(12,121)
Loans held for investment, net	2,137,808	1,765,051
Accrued interest receivable	9,577	9,573
Other real estate owned	195	157
Premises and equipment, net	23,838	26,624
Right-of-use asset	6,323	6,317
Bank owned life insurance	47,095	46,545
Goodwill	26,826	26,826
Other intangible assets	7,016	7,594
Mortgage derivative asset	1,045	1,876
Mortgage servicing rights, net	29,861	16,469
Mortgage brokerage receivable	—	4,064
Deferred tax asset, net	10,912	150
Other assets	17,049	17,061
Assets of discontinued operations	—	1,301
Total assets	$2,879,572	$2,665,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$787,514	$685,801
Interest-bearing demand and money market deposits	1,097,585	962,092
Savings	152,225	150,376
Time deposits	372,162	499,502
Total deposits	2,409,486	2,297,771
FHLB borrowings	150,100	10,111
FRB borrowings	55	17,901
Subordinated notes, net	39,937	39,986
Lease liability	7,344	7,651
Other liabilities	22,148	14,543
Liabilities of discontinued operations	—	37
Total liabilities	2,629,070	2,388,000
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 and 25,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 18,946,268 and 18,774,082 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	195,351	194,309
Additional paid-in capital	252	252
Retained earnings	104,279	85,982
Accumulated other comprehensive loss, net of tax	(49,380)	(3,632)
Total Blue Ridge Bankshares, Inc. stockholders’ equity before noncontrolling interest	250,502	276,911
Noncontrolling interest of discontinued operations	—	228
Total stockholders’ equity	250,502	277,139
Total liabilities and stockholders’ equity	$2,879,572	$2,665,139

(1)
Derived from audited December 31, 2021 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
INTEREST INCOME
Interest and fees on loans	$30,206	$22,294	$77,892	$76,248
Interest on securities, deposit accounts, and federal funds sold	2,940	1,460	7,299	3,894
Total interest income	33,146	23,754	85,191	80,142
INTEREST EXPENSE
Interest on deposits	3,032	1,622	6,129	4,844
Interest on subordinated notes	570	644	1,668	2,142
Interest on FHLB and FRB borrowings	867	364	959	1,553
Total interest expense	4,469	2,630	8,756	8,539
Net interest income	28,677	21,124	76,435	71,603
Provision for loan losses	3,900	—	13,894	—
Net interest income after provision for loan losses	24,777	21,124	62,541	71,603
NONINTEREST INCOME
Fair value adjustments of other equity investments	(50)	—	9,228	—
Gain on sale of Paycheck Protection Program loans	—	—	—	24,315
Residential mortgage banking income, net	2,570	7,704	9,777	24,259
Mortgage servicing rights	597	1,827	8,909	6,905
Gain on sale of guaranteed government loans	1,565	108	4,530	1,325
Wealth and trust management	513	499	1,318	1,934
Service charges on deposit accounts	354	376	996	1,073
Increase in cash surrender value of bank owned life insurance	398	278	946	679
Bank and purchase card, net	353	497	1,374	1,096
Other	1,668	2,006	5,174	3,460
Total noninterest income	7,968	13,295	42,252	65,046
NONINTEREST EXPENSE
Salaries and employee benefits	14,174	14,677	44,143	46,119
Occupancy and equipment	1,422	1,716	4,407	4,893
Data processing	1,332	837	3,152	3,126
Legal, issuer, and regulatory filing	804	372	1,704	1,437
Advertising and marketing	302	442	1,142	959
Communications	932	760	2,761	1,799
Audit and accounting fees	308	195	828	675
FDIC insurance	460	487	797	839
Intangible amortization	377	451	1,160	1,259
Other contractual services	703	633	1,803	2,152
Other taxes and assessments	711	546	1,952	1,969
Regulatory remediation	4,025	—	4,558	—
Merger-related	—	1,441	50	11,697
Other	3,658	2,787	8,767	8,921
Total noninterest expense	29,208	25,344	77,224	85,845
Income from continuing operations before income tax expense	3,537	9,075	27,569	50,804
Income tax expense	801	2,214	6,296	11,007
Net income from continuing operations	$2,736	$6,861	$21,273	$39,797
Discontinued Operations
(Loss) income from discontinued operations before income taxes (including gain on disposal of $471 thousand for the nine months ended September 30, 2022)	—	(70)	426	(142)
Income tax (benefit) expense	—	(15)	89	(30)
Net (loss) income from discontinued operations	—	(55)	337	(112)
Net income	$2,736	$6,806	$21,610	$39,685
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	4	(1)	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$2,736	$6,810	$21,609	$39,684
Net income available to common stockholders	$2,736	$6,810	$21,609	$39,684
Basic EPS from continuing operations	$0.15	$0.37	$1.13	$2.27
Diluted EPS from continuing operations	$0.15	$0.36	$1.13	$2.27

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$2,736	$6,806	$21,610	$39,685
Other comprehensive loss:
Gross unrealized losses on securities available for sale arising during the period	(15,049)	(866)	(57,908)	(3,062)
Deferred income tax benefit	3,160	182	12,160	643
Unrealized losses on securities available for sale arising during the period, net of tax	(11,889)	(684)	(45,748)	(2,419)
Gross unrealized gains on interest rate swaps	—	972	—	5,618
Deferred income tax expense	—	(205)	—	(1,180)
Unrealized gains on interest rate swaps, net of tax	—	767	—	4,438
Other comprehensive net (loss) income	(11,889)	83	(45,748)	2,019
Comprehensive net (loss) income	$(9,153)	$6,889	$(24,138)	$41,704
Comprehensive loss (income) from discontinued operations attributable to noncontrolling interest	—	4	(1)	(1)
Comprehensive net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(9,153)	$6,893	$(24,139)	$41,703

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the nine months ended September 30, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest of Discontinued Operations	Total
Balance at beginning of period	18,774,082	$194,309	$252	$85,982	$(3,632)	$228	$277,139
Net income	—	—	—	21,609	—	1	21,610
Other comprehensive loss	—	—	—	—	(45,748)	—	(45,748)
Dividends on common stock	—	—	—	(6,854)	—	—	(6,854)
Stock option exercises	1,183	14	—	—	—	—	14
Restricted stock awards, net of forfeitures	168,803	997	—	—	—	—	997
Dividend reinvestment plan issuances	2,200	31	—	—	—	—	31
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance at end of period	18,946,268	$195,351	$252	$104,279	$(49,380)	$—	$250,502

	For the nine months ended September 30, 2021
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
Balance at beginning of period	8,577,932	$66,771	$252	$40,688	$264	$225	$108,200
Net income	—	—	—	39,684	—	1	39,685
Other comprehensive income	—	—	—	—	2,019	—	2,019
Dividends on common stock	—	—	—	(7,183)	—	—	(7,183)
Issuance of common stock and other consideration paid in business combination	9,951,743	125,403	—	—	—	—	125,403
Stock option exercises	83,647	748	—	—	—	—	748
Restricted stock awards, net of forfeitures	162,985	848	—	—	—	—	848
Balance at end of period	18,776,307	$193,770	$252	$73,189	$2,283	$226	$269,720

	For the three months ended September 30, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest of Discontinued Operations	Total
Balance at beginning of period	18,761,848	$195,053	$252	$103,846	$(37,491)	$—	$261,660
Net income	—	—	—	2,736	—	—	2,736
Other comprehensive loss	—	—	—	—	(11,889)	—	(11,889)
Dividends on common stock	—	—	—	(2,303)	—	—	(2,303)
Restricted stock awards, net of forfeitures	182,220	267	—	—	—	—	267
Dividend reinvestment plan issuances	2,200	31	—	—	—	—	31
Balance at end of period	18,946,268	$195,351	$252	$104,279	$(49,380)	$—	$250,502

	For the three months ended September 30, 2021
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total
Balance at beginning of period	18,631,073	$193,259	$252	$70,885	$2,200	$230	$266,826
Net income (loss)	—	—	—	6,810	—	(4)	6,806
Other comprehensive income	—	—	—	—	83	—	83
Dividends on common stock	—	—	—	(4,506)	—	—	(4,506)
Stock option exercises	750	—	—	—	—	—	—
Restricted stock awards, net of forfeitures	144,484	511	—	—	—	—	511
Balance at end of period	18,776,307	$193,770	$252	$73,189	$2,283	$226	$269,720

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021
Cash Flows From Operating Activities
Net income from continuing operations	$21,273	$39,797
Net income (loss) from discontinued operations	337	(112)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,513	1,603
Deferred income tax benefit (expense)	11,219	(537)
Provision for loan losses	13,894	—
Accretion of fair value adjustments (discounts) on acquired loans	(4,816)	(1,279)
Accretion of fair value adjustments (premiums) on acquired time deposits	(1,166)	(2,540)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(75)	(145)
Proceeds from sale of loans held for sale	460,655	965,119
Loans held for sale, originated	(361,895)	(939,377)
Gain on sale of loans held for sale, originated	(2,617)	(17,830)
Gain on sale of Paycheck Protection Program loans	—	(24,315)
(Gain) loss on disposal of premises and equipment	(405)	192
Investment amortization expense, net	1,095	1,282
Amortization of subordinated debt issuance costs	26	192
Intangible amortization	1,160	1,259
Fair value adjustments of other equity investments	(9,228)	—
Fair value adjustments attributable to mortgage servicing rights	(3,496)	—
Fair value adjustments on other real estate owned	—	75
Increase in cash surrender value of bank owned life insurance	(946)	(679)
Increase in other assets	(12,634)	(6,110)
Increase (decrease) in other liabilities	9,139	(3,250)
Net cash provided by operating activities - continuing operations	123,033	13,345
Net cash provided by operating activities - discontinued operations	55	168
Cash provided by operating activities	123,088	13,513
Cash Flows From Investing Activities
Net decrease (increase) in federal funds sold	33,322	(141,869)
Purchases of securities available for sale	(68,261)	(224,143)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	23,348	45,553
Proceeds from sale of other real estate owned	70	271
Proceeds from sale of Paycheck Protection Program loans	—	705,930
Net decrease (increase) in Paycheck Protection Program loans	17,258	(399,072)
Net change in restricted equity and other investments	(6,098)	(1,640)
Net increase in loans held for investment	(381,956)	(29,729)
Purchase of premises and equipment	(261)	(954)
Proceeds from sale of premises and equipment	1,937	405
Purchase of bank owned life insurance	—	(9,600)
Capital calls of small business investment company funds and other investments	(4,179)	(1,567)
Net cash acquired in acquisition of Bay Banks of Virginia, Inc.	—	44,066
Nonincome distributions from limited liability companies	918	247
Net cash used in investing activities - continuing operations	(383,902)	(12,102)
Net cash provided by investing activities - discontinued operations	245	167
Cash used in investing activities	(383,657)	(11,935)
Cash Flows From Financing Activities:
Net increase in demand, savings, and other interest-bearing deposits	239,055	312,144
Net decrease in time deposits	(126,174)	(85,397)
Common stock dividends paid	(6,854)	(7,183)
Federal Home Loan Bank advances	335,000	721,000
Federal Home Loan Bank repayments	(194,900)	(721,000)
Federal Reserve Bank advances	—	434,336
Federal Reserve Bank repayments	(17,846)	(706,944)
Stock option exercises	14	748
Dividend reinvestment plan issuances	31	—
Redemption of subordinated notes	—	(14,150)
Net cash provided by (used in) financing activities - continuing operations	228,326	(66,446)
Net cash provided by financing activities - discontinued operations	—	—
Cash provided by (used in) financing activities	228,326	(66,446)
Net decrease in cash and due from banks	(32,243)	(64,868)
Cash and due from banks at beginning of period	130,548	117,945
Cash and due from banks at end of period	$98,305	$53,077

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$8,794	$8,087
Income taxes	$1,892	$10,000
Non-cash investing and financing activities:
Unrealized losses on securities available for sale	$(57,908)	$(3,062)
Restricted stock awards, net of forfeitures	$997	$848
Assets acquired in business combination	$—	$1,224,583
Liabilities assumed in business combination	$—	$1,107,036
Effective settlement of subordinated notes in business combination	$—	$650
Change in goodwill	$—	$7,206
Cumulative effect adjustment of change in accounting method	$3,542	$—

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

On January 31, 2021, the Company completed a merger with Bay Banks of Virginia, Inc. (“Bay Banks”), a bank holding company conducting substantially all its operations through its bank subsidiary, Virginia Commonwealth Bank, and the Financial Group (formerly VCB Financial Group, Inc.). Immediately following the Company’s merger with Bay Banks, Bay Banks’ subsidiary bank was merged with and into the Bank, while the Financial Group became a subsidiary of the Company (collectively, the “Bay Banks Merger”). Information contained herein as of September 30, 2022 and December 31, 2021 includes the balances of Bay Banks. Information for the nine months ended September 30, 2021 includes the operations of Bay Banks only for the period immediately following the effective date of the Bay Banks Merger (January 31, 2021) through September 30, 2021.

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

On August 29, 2022, the Bank entered into a formal written agreement (the “Written Agreement”) with the Office of the Comptroller of the Currency (the "OCC"), the Bank's primary federal banking regulator. The Written Agreement principally concerns the Bank’s fintech line of business and requires the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. A complete copy of the Written Agreement was furnished in a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 1, 2022 and can be accessed on the SEC’s website (www.sec.gov) and the Company’s website (www.blueridgebankshares.com. The Company is actively working to bring the Bank’s fintech policies, procedures, and operations into conformity with OCC directives and believes its work to date has been delivered on schedule.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current period presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Correction of Immaterial Classification Errors

During the third quarter of 2022, the Company determined that a deposit account was classified as a noninterest-bearing demand deposit as of December 31, 2021 when it should have been classified as an interest-bearing demand deposit. The Company has changed the classification of this deposit account on its December 31, 2021 consolidated balance sheet, which resulted in a $20.3 million decrease from what was previously reported in the Company's 2021

Form 10-K in noninterest-bearing demand deposits with a corresponding increase in interest-bearing demand deposits of the same amount. This change in classification did not affect the Company's reported total assets, deposits, or earnings as of and for the year ended December 31, 2021 on its consolidated balance sheet and statement of operations. The Company evaluated and concluded that its previously issued financial statements were not materially misstated due to this change in classification.

Note 2 – Amendments to the Accounting Standards Codification

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted; although, the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU addresses issues raised by stakeholders during the implementation of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other narrow-scope improvements, the ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as purchased credit-deteriorated (“PCD”) assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available for sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13.

As an emerging growth company, the Company is required to apply the guidance previously noted for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the impact this guidance will have on its financial statements and expects to recognize a one-time cumulative-effect adjustment to its allowance for loan losses and stockholders' equity as of the beginning of the first reporting period in which the new standard is effective. The Company has an implementation committee working with a third-party vendor to build a model that is run parallel with its current inherent loss model in the periods prior to implementation of the standard. The Company cannot yet determine the magnitude of the one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations as of the adoption date. The impact of adoption will be dependent upon, among other variables, the loan portfolio composition, credit quality, current economic conditions, and economic forecasts at the date of adoption.

Note 3 – Investments

Investment securities available for sale are carried at fair value in the consolidated balance sheets. The following tables present amortized cost and fair values of investment securities available for sale as of the dates stated.

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$60,630	$—	$(9,598)	$51,032
U.S. Treasury and agencies	72,041	—	(11,956)	60,085
Mortgage backed securities	246,973	62	(39,215)	207,820
Corporate bonds	42,914	169	(2,504)	40,579
Total investment securities	$422,558	$231	$(63,273)	$359,516

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$51,341	$302	$(530)	$51,113
U.S. Treasury and agencies	65,680	—	(1,614)	64,066
Mortgage backed securities	222,968	403	(4,261)	219,110
Corporate bonds	38,752	808	(317)	39,243
Total investment securities	$378,741	$1,513	$(6,722)	$373,532

As of September 30, 2022 and December 31, 2021, no securities and securities with a fair value of $8.7 million, respectively, were pledged to secure public deposits with the Treasury Board of the Commonwealth of Virginia.

As of September 30, 2022 and December 31, 2021, securities with a fair value of $244.1 million and $23.1 million, respectively, were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta ("FHLB").

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$9,545	$9,477
Due after one year through five years	43,330	38,851
Due after five years through ten years	138,816	120,774
Due after ten years	230,867	190,414
Total	$422,558	$359,516

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		September 30, 2022
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	85	$31,675	$(5,226)	$18,772	$(4,372)	$50,447	$(9,598)
U.S. Treasury and agencies	23	17,366	(3,018)	42,713	(8,938)	60,079	(11,956)
Mortgage backed securities	85	56,101	(5,940)	142,728	(33,275)	198,829	(39,215)
Corporate bonds	28	23,059	(1,998)	4,069	(506)	27,128	(2,504)
Total	221	$128,201	$(16,182)	$208,282	$(47,091)	$336,483	$(63,273)

		December 31, 2021
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	38	$27,905	$(530)	$—	$—	$27,905	$(530)
U.S. Treasury and agencies	22	64,067	(1,614)	—	—	64,067	(1,614)
Mortgage backed securities	54	186,924	(4,257)	543	(4)	187,467	(4,261)
Corporate bonds	11	6,770	(313)	996	(4)	7,766	(317)
Total	125	$285,666	$(6,714)	$1,539	$(8)	$287,205	$(6,722)

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. At September 30, 2022 and December 31, 2021, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the in the tables above. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost.

Restricted equity investments consisted of stock in the FHLB (carrying value of $7.0 million and $1.7 million as of September 30, 2022 and December 31, 2021, respectively), stock in the Federal Reserve Bank of Richmond ("FRB") (carrying value of $6.1 million at both September 30, 2022 and December 31, 2021), and stock in the Bank’s correspondent bank (carrying value of $468 thousand at both September 30, 2022 and December 31, 2021). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including shares in other financial institutions and fintech companies, totaling $23.6 million and $14.2 million as of September 30, 2022 and December 31, 2021, respectively, which are carried at fair value with any gain or loss reported in the consolidated income statements each reporting period. As no actively traded market exists for substantially all of the Company's other equity investments, fair value adjustments are determined by reviewing recent observable market transactions, such as stock or equity transactions, that are substantially similar to the Company's existing investments. Other equity investments are also periodically evaluated for impairment using information obtained either directly from the investee or from a third-party broker. If an impairment has been identified, the carrying value of the investment is written down to its estimated fair market value through a charge to earnings.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which are reported at amortized cost in other investments on the consolidated balance sheets, and total $17.5 million and $12.7 million as of September 30, 2022 and December 31, 2021, respectively.

Note 4 – Loans and Allowance for Loan Losses

The following table presents loans held for investment, including Paycheck Protection Program ("PPP") loans, as of the dates stated.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$522,281	$320,827
Paycheck Protection Program	13,148	30,742
Real estate – construction, commercial	145,066	146,523
Real estate – construction, residential	77,085	58,857
Real estate – mortgage, commercial	800,134	701,503
Real estate – mortgage, residential	569,931	493,982
Real estate – mortgage, farmland	6,757	6,173
Consumer	38,400	49,877
Gross loans	2,172,802	1,808,484
Less: deferred loan fees, net of costs	(1,312)	(906)
Total	$2,171,490	$1,807,578

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $300.8 million and $478.3 million were pledged as of September 30, 2022 and December 31, 2021, respectively. Additionally, PPP loans were pledged as collateral for the FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") advances in the amount of $599 thousand and $17.9 million as of September 30, 2022 and December 31, 2021, respectively.

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

(Dollars in thousands)	September 30, 2022	December 31, 2021
PCI loans
Outstanding principal balance	$73,659	$97,418
Recorded investment	65,190	84,029
Purchased performing loans
Outstanding principal balance	559,982	706,147
Recorded investment	558,078	703,333
Total acquired loans
Outstanding principal balance	633,641	803,565
Recorded investment	623,268	787,362

The following table presents the changes in the accretable yield for PCI loans for the periods stated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$12,945	$7,830	$16,849	$123
Additions	—	—	—	10,030
Accretion	(1,108)	(1,239)	(6,370)	(3,704)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—	2,515	106
Other changes, net	—	—	(1,157)	36
Balance, end of period	$11,837	$6,591	$11,837	$6,591

The following tables present the aging of the recorded investment of loans held for investment as of the dates stated.

	September 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$237	$162	$—	$1,815	$2,214	$3,461	$516,606	$522,281
Paycheck Protection Program	—	—	—	—	—	—	13,148	13,148
Real estate – construction, commercial	—	47	—	716	763	1,201	143,102	145,066
Real estate – construction, residential	1,207	269	—	11	1,487	—	75,598	77,085
Real estate – mortgage, commercial	196	262	—	1,841	2,299	54,433	743,402	800,134
Real estate – mortgage, residential	864	939	—	5,088	6,891	5,732	557,308	569,931
Real estate – mortgage, farmland	—	403	81	—	484	—	6,273	6,757
Consumer	419	57	—	569	1,045	363	36,992	38,400
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(1,312)	(1,312)
Total Loans	$2,923	$2,139	$81	$10,040	$15,183	$65,190	$2,091,117	$2,171,490

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$2,338	$—	$30	$6,066	$8,434	$8,903	$303,490	$320,827
Paycheck Protection Program	—	—	—	—	—	—	30,742	30,742
Real estate – construction, commercial	271	—	—	88	359	14,754	131,410	146,523
Real estate – construction, residential	651	98	279	413	1,441	—	57,416	58,857
Real estate – mortgage, commercial	53	—	—	3,024	3,077	51,872	646,554	701,503
Real estate – mortgage, residential	13,950	1,587	359	5,190	21,086	7,621	465,275	493,982
Real estate – mortgage, farmland	—	—	—	—	—	—	6,173	6,173
Consumer	902	583	249	396	2,130	879	46,868	49,877
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(906)	(906)
Total Loans	$18,165	$2,268	$917	$15,177	$36,527	$84,029	$1,687,022	$1,807,578

The following tables present the aging of the recorded investment of PCI loans as of the dates stated.

	September 30, 2022
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$3,461	$3,461
Real estate – construction, commercial	—	—	1,201	1,201
Real estate – mortgage, commercial	—	—	54,433	54,433
Real estate – mortgage, residential	553	—	5,179	5,732
Consumer	—	—	363	363
Total PCI Loans	$553	$—	$64,637	$65,190

	December 31, 2021
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$8,903	$8,903
Real estate – construction, commercial	—	—	14,754	14,754
Real estate – mortgage, commercial	—	—	51,872	51,872
Real estate – mortgage, residential	147	—	7,474	7,621
Consumer	—	4	875	879
Total PCI Loans	$147	$4	$83,878	$84,029

The following tables present a summary of the loan portfolio individually and collectively evaluated for impairment as of the dates stated.

	September 30, 2022
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$3,461	$3,461	$—
Real estate – construction, commercial	—	1,201	1,201	—
Real estate – mortgage, commercial	—	54,433	54,433	—
Real estate – mortgage, residential	—	5,732	5,732	11
Consumer	—	363	363	—
Total PCI loans	—	65,190	65,190	11
Originated and purchased performing loans:
Commercial and industrial	5,705	513,115	518,820	13,154
Real estate – construction, commercial	521	143,344	143,865	1,078
Real estate – construction, residential	—	77,085	77,085	127
Real estate – mortgage, commercial	2,762	742,939	745,701	2,539
Real estate – mortgage, residential	1,337	562,862	564,199	2,542
Real estate – mortgage, farmland	—	6,757	6,757	33
Consumer	—	38,037	38,037	1,050
Total originated and purchased performing loans	10,325	2,084,139	2,094,464	20,523
Gross loans	10,325	2,149,329	2,159,654	20,534
Less: deferred loan fees, net of costs	—	(1,312)	(1,312)	—
Total	$10,325	$2,148,017	$2,158,342	$20,534

	December 31, 2021
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$8,903	$8,903	$—
Real estate – construction, commercial	—	14,754	14,754	—
Real estate – mortgage, commercial	—	51,872	51,872	—
Real estate – mortgage, residential	—	7,621	7,621	117
Consumer	—	879	879	—
Total PCI loans	—	84,029	84,029	117
Originated and purchased performing loans:
Commercial and industrial	4,612	307,312	311,924	7,133
Real estate – construction, commercial	527	131,242	131,769	953
Real estate – construction, residential	—	58,857	58,857	395
Real estate – mortgage, commercial	3,194	646,437	649,631	1,403
Real estate – mortgage, residential	1,400	484,961	486,361	1,184
Real estate – mortgage, farmland	—	6,173	6,173	23
Consumer	—	48,998	48,998	913
Total originated and purchased performing loans	9,733	1,683,980	1,693,713	12,004
Gross loans	9,733	1,768,009	1,777,742	12,121
Less: deferred loan fees, net of costs	—	(570)	(570)	—
Total	$9,733	$1,767,439	$1,777,172	$12,121

The tables above exclude PPP loans of $13.1 million and $30.7 million as of September 30, 2022 and December 31, 2021, respectively. PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses ("ALL") for these loans. In future periods, the Company may be required to establish an ALL for these loans, which would result in a provision for loan losses charged to earnings.

The following tables present information related to impaired loans by loan type as of the dates and for the periods stated.

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$1,689	$5,165	$—	$—	$—	$—
Real estate – construction, commercial	521	521	—	527	527	—
Real estate – mortgage, commercial	2,715	2,829	—	—	—	—
Real estate – mortgage, residential	1,195	1,188	—	—	—	—
With an allowance recorded:
Commercial and industrial	$4,016	$4,016	$747	$4,612	$4,612	$836
Real estate – mortgage, commercial	47	662	301	3,194	3,849	1
Real estate – mortgage, residential	142	142	15	1,400	1,400	42
Total	$10,325	$14,523	$1,063	$9,733	$10,388	$879

	For the three months ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$5,197	$—	$4,710	$53
Real estate – construction, commercial	521	8	532	8
Real estate – mortgage, commercial	2,839	26	1,378	21
Real estate – mortgage, residential	1,188	5	1,421	5
With an allowance recorded:
Commercial and industrial	$4,024	$44	$—	$—
Real estate – mortgage, commercial	851	1	—	—
Real estate – mortgage, residential	142	1	—	—
Total	$14,762	$85	$8,041	$87

	For the nine months ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$5,568	$74	$4,390	$149
Real estate – construction, commercial	522	16	537	24
Real estate – mortgage, commercial	6,991	174	1,402	62
Real estate – mortgage, residential	1,324	22	1,078	11
With an allowance recorded:	—	—
Commercial and industrial	$4,644	$77	$—	$—
Real estate – mortgage, commercial	1,503	3	—	—
Real estate – mortgage, residential	86	6	—	—
Total	$20,639	$372	$7,407	$246

Impaired loans also include certain loans that have been modified in troubled debt restructurings ("TDRs") where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had 11 TDRs totaling $1.9 million as of September 30, 2022 and eight TDRs totaling $688 thousand as of December 31, 2021.

No residential mortgage loans were in the process of foreclosure as of September 30, 2022.

The following table presents an analysis of the change in the ALL by loan type as of the dates and for the periods stated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
ALL, beginning of period	$17,242	$13,007	$12,121	$13,827
Charge-offs
Commercial and industrial	(6)	(18)	(3,752)	(968)
Real estate – construction	(39)	—	(162)	—
Real estate – mortgage	(51)	(133)	(1,145)	(146)
Consumer	(651)	(361)	(1,255)	(757)
Total charge-offs	(747)	(512)	(6,314)	(1,871)
Recoveries
Commercial and industrial	6	26	43	210
Real estate – construction	24	—	40	—
Real estate – mortgage	2	5	393	108
Consumer	107	88	357	340
Total recoveries	139	119	833	658
Net charge-offs	(608)	(393)	(5,481)	(1,213)
Provision for loan losses	3,900	—	13,894	—
ALL, end of period	$20,534	$12,614	$20,534	$12,614
The following tables present the Company’s loan portfolio by internal loan grade as of the dates stated.

	September 30, 2022
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$990	$1,445	$1	$510	$98	$417	$3,461
Real estate – construction, commercial	—	—	—	24	—	—	1,177	—	1,201
Real estate – mortgage, commercial	—	—	—	18,466	26,615	7,051	2,302	—	54,434
Real estate – mortgage residential	—	—	—	1,387	1,430	1,172	1,742	—	5,731
Consumer loans	—	—	—	—	—	356	7	—	363
Total PCI loans	—	—	990	21,322	28,046	9,089	5,326	417	65,190
Originated and purchased performing loans:
Commercial and industrial	368	887	207,059	292,346	11,039	1,201	5,540	380	518,820
Paycheck Protection Program	13,148	—	—	—	—	—	—	—	13,148
Real estate – construction, commercial	—	369	14,410	117,634	10,565	65	822	—	143,865
Real estate – construction, residential	—	—	8,904	66,558	1,623	—	—	—	77,085
Real estate – mortgage, commercial	—	2,190	235,649	453,618	46,213	5,052	2,978	—	745,700
Real estate – mortgage residential	840	7,817	239,060	298,608	10,501	24	7,350	—	564,200
Real estate – mortgage, farmland	606	—	1,364	4,660	127	—	—	—	6,757
Consumer loans	179	—	17,965	18,887	362	1	643	—	38,037
Total originated and purchased performing loans:	15,141	11,263	724,411	1,252,311	80,430	6,343	17,333	380	2,107,612
Gross loans	$15,141	$11,263	$725,401	$1,273,633	$108,476	$15,432	$22,659	$797	$2,172,802
Less: deferred loan fees, net of costs									(1,312)
Total									$2,171,490

	December 31, 2021
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,567	$2,818	$2,748	$1,770	$—	$8,903
Real estate – construction, commercial	—	—	—	2,423	—	11,010	1,321	—	14,754
Real estate – mortgage, commercial	—	—	—	2,642	3,892	33,487	11,851	—	51,872
Real estate – mortgage residential	—	—	—	142	1,657	2,709	3,113	—	7,621
Consumer loans	—	—	—	—	388	481	10	—	879
Total PCI loans	—	—	—	6,774	8,755	50,435	18,065	—	84,029
Originated and purchased performing loans:
Commercial and industrial	291	560	156,519	133,738	11,256	3,180	6,380	—	311,924
Paycheck Protection Program	30,742	—	—	—	—	—	—	—	30,742
Real estate – construction, commercial	—	412	28,973	91,900	7,995	1,846	643	—	131,769
Real estate – construction, residential	—	—	14,610	40,418	3,416	—	413	—	58,857
Real estate – mortgage, commercial	—	2,382	307,067	283,165	34,750	17,133	5,134	—	649,631
Real estate – mortgage residential	990	9,218	276,992	180,980	11,107	974	6,100	—	486,361
Real estate – mortgage, farmland	340	—	1,067	4,766	—	—	—	—	6,173
Consumer loans	262	3	16,920	30,691	542	—	580	—	48,998
Total originated and purchased performing loans:	32,625	12,575	802,148	765,658	69,066	23,133	19,250	—	1,724,455
Gross loans	$32,625	$12,575	$802,148	$772,432	$77,821	$73,568	$37,315	$—	$1,808,484
Less: deferred loan fees, net of costs									(906)
Total									$1,807,578

Note 5 – Goodwill and Other Intangibles

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that an impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 5 to 12 years. Goodwill is the only intangible asset with an indefinite life on the consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company's goodwill totaled $26.8 million.

The following table presents information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	As of September 30, 2022
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(3,991)	$5,635
Other amortizable intangibles	3,319	(1,938)	1,381
Total	$12,945	$(5,929)	$7,016

	As of December 31, 2021
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(2,908)	$6,718
Other amortizable intangibles	2,463	(1,587)	876
Total	$12,089	$(4,495)	$7,594

Included in other amortizable intangibles were loan servicing assets of $943 thousand and $362 thousand at September 30, 2022 and December 31, 2021, respectively, related to the servicing of the government guaranteed portion of certain loans that the Company has sold. Loan servicing assets of $856 thousand were added during the nine months ended September 30, 2022. The amortization of these intangibles is included in interest and fees on loans in the consolidated statements of operations and totaled $274 thousand for the nine months ended September 30, 2022.

The Company retains servicing rights on mortgages originated and sold to the secondary market. Beginning January 1, 2022, the Company elected the fair value measurement method for accounting for MSR assets, pursuant to which assets are initially recorded at fair value and subsequently adjusted to fair value at each reporting period. Prior to this election, the Company accounted for MSR assets under the amortization method, whereby the MSR assets were recorded at the lower of cost or fair value. As of September 30, 2022, the fair value of MSR assets was $29.9 million, and at December 31, 2021, the carrying value of MSR assets under the amortization method was $16.5 million.

Note 6 – Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by pledged qualifying real estate loans and securities. At September 30, 2022 and December 31, 2021, based on pledged collateral, the line totaled $434.3 million and $358.1 million, respectively. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $150.1 million and $10.0 million at September 30, 2022 and December 31, 2021, respectively. The interest rate on the borrowing as of September 30, 2022 was 3.32% with a maturity date of May 8, 2023. FHLB borrowings required the Bank to hold $7.0 million and $1.7 million of FHLB stock at September 30, 2022 and December 31, 2021, respectively, which is included in restricted equity investments on the consolidated balance sheets. The Bank also has letters of credit with the FHLB in the amount of $85.1 million for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $199.1 million as of September 30, 2022.

FRB Borrowings

In the second quarter of 2020, the Company began participating in the FRB’s PPPLF, which allowed banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed annual cost of 35 basis points, and receive favorable regulatory capital treatment. As of September 30, 2022, FRB borrowings pursuant to the PPPLF totaled $55 thousand maturing June 6, 2025.

Other Borrowings

The Company had unsecured lines of credit with correspondent banks, which totaled $34 million and $44 million at September 30, 2022 and December 31, 2021, respectively. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. As of September 30, 2022 and December 31, 2021, none of these lines of credit with correspondent banks were drawn upon.

The Company had $39.9 million and $40.0 million of subordinated notes, net, outstanding as of both September 30, 2022 and December 31, 2021, respectively. The Company's subordinated notes are comprised of an issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). As of September 30, 2022, the net carrying amount of the 2029 Notes was $25.2 million, inclusive of a $704 thousand purchase accounting adjustment (premium). For the three months ended September 30, 2022 and 2021, the effective interest rate on the 2029 Notes was 5.3% and 4.6%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). For the nine months ended September 30, 2022 and 2021, the effective interest rate on the 2029 Notes was 5.1% and 4.6%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). As of September 30, 2022, the net carrying amount of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.7 million. For the three and nine months ended September 30, 2022 and 2021, the effective interest rate on the 2030 Note was 6.1%.

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

The following tables present the notional and fair value of interest rate swap agreements as of the dates stated.

	September 30, 2022
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,014	$102
Pay fixed/receive variable swaps	2,014	(102)

	December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,052	$199
Pay fixed/receive variable swaps	2,052	(199)

As part of its efforts to sell originated government guaranteed and conventional residential mortgages into the secondary market, the Bank had entered into $22.3 million and $64.8 million of rate lock commitments with borrowers, net of expected fallout, as of September 30, 2022 and December 31, 2021, respectively, and $12.1 million and $113.6 million of closed loan inventory waiting for sale, which were hedged by $31.3 million and $169.5 million in forward to-be-announced mortgage-backed securities as of September 30, 2022 and December 31, 2021, respectively. Mortgage derivative assets totaled $1.0 million and $1.9 million as of September 30, 2022 and December 31, 2021, respectively, and mortgage derivative liabilities, which are included in other liabilities on the consolidated balance sheets, were $0 and $75 thousand as of September 30, 2022 and December 31, 2021, respectively.

Note 8 – Stock-Based Compensation

The Company has granted restricted stock awards ("RSAs") to employees and directors under the Blue Ridge Bankshares, Inc. Equity Incentive Plan. Time-based RSAs are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. In July 2022, the Company granted RSAs relating to 209,888 shares of the Company's common stock to employees and directors. Included in this grant were 94,783 shares of performance-based RSAs ("PSAs") that were issued pursuant to the Company's long-term incentive plan, which covers certain officers and employees of the Company. PSAs vest at the end of a three-year period contingent on the Company's achievement of financial goals and are being expensed on a straight-line basis over the same period with adjustments periodically based on projected achievement of the performance target, which may change the number of PSA shares that will ultimately vest. In general, time-based RSAs carry voting and dividend rights, while PSAs carry voting rights but are subject to deferred dividend payout restrictions.

Compensation expense recognized in the consolidated statements of operations related to time-based RSAs and PSAs, net of forfeitures, was $415 thousand and $1.1 million for the three and nine months ended September 30, 2022, respectively, and was $511 thousand and $848 thousand for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, time-based RSAs and PSAs relating to 279,403 shares of the Company's common stock were outstanding and unrecognized compensation expense related to these awards totaled $3.6 million.

During the nine months ended September 30, 2022, stock options relating to 1,183 shares were exercised resulting in stock options relating to 56,424 shares remaining outstanding as of September 30, 2022. These options were assumed by the Company in connection with the Bay Banks Merger.

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

The following tables present information about the Company’s leases as of the date and for the periods stated.

(Dollars in thousands)	September 30, 2022
Lease liabilities	$7,344
Right-of-use asset	$6,323
Weighted average remaining lease term (years)	5.81
Weighted average discount rate	2.12%

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$644	$400	$1,854	$1,806
Total lease cost	644	400	1,854	1,806
Cash paid for amounts included in the measurement of lease liabilities	274	389	1,351	1,451

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

(Dollars in thousands)	September 30, 2022
Three months ending December 31, 2022	$552
Twelve months ending December 31, 2023	1,874
Twelve months ending December 31, 2024	1,222
Twelve months ending December 31, 2025	987
Twelve months ending December 31, 2026	863
Thereafter	2,446
Total undiscounted cash flows	7,944
Discount	(600)
Lease liabilities	$7,344

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

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly-liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

Mortgage servicing rights

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of September 30, 2022 and December 31, 2021, the Company was servicing approximately $2.17 billion and $1.91 billion of loans, respectively. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and utilizing assumed servicing costs and prepayment speeds. The weighted average net servicing fee income of the portfolio was 28.4 basis points as of September 30, 2022. Estimated base annual servicing costs were $65.00 to $80.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 7.99% as of September 30, 2022. A base discount rate of 9% to 11% (9.32% weighted average discount rate) was then applied to each pool’s projected future cash flows as of September 30, 2022. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$51,032	$—	$51,032	$—
U.S. Treasury and agencies	60,085	—	60,085	—
Mortgage backed securities	207,820	—	200,203	7,617
Corporate bonds	40,579	1,500	31,034	8,045
Total securities available for sale	$359,516	$1,500	$342,354	$15,662
Other assets
MSR assets	$29,861	$—	$—	$29,861
Rabbi trust assets	765	765	—	—
Mortgage derivative asset	1,045	—	1,045	—
Interest rate swap asset	102	—	102	—
Other liabilities
Mortgage derivative liability	$—	$—	$—	$—
Interest rate swap liability	102	—	102	—

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$51,113	$—	$51,113	$—
U.S. Treasury and agencies	64,066	—	64,066	—
Mortgage backed securities	219,110	—	211,194	7,916
Corporate bonds	39,243	3,000	25,179	11,064
Total securities available for sale	$373,532	$3,000	$351,552	$18,980
Other assets
Rabbi trust assets	$994	$994	$—	$—
Mortgage derivative asset	1,876	—	1,876	—
Interest rate swap asset	199	—	199	—
Other liabilities
Mortgage derivative liability	$75	$—	$75	$—
Interest rate swap liability	199	—	199	—

The following table presents the change in financial assets valued using Level 3 inputs for the period stated.

(Dollars in thousands)	MSR Assets	Corporate Bonds	Mortgage backed securities
Balance as of December 31, 2021	$16,469	$11,064	$7,916
Change in accounting method	4,484	—	—
Transfers from Level 2 to Level 3	—	—	—
Transfers from Level 3 to Level 2	—	(5,684)	—
Additions	5,412	3,000	—
Sales or paydowns	—	—	(280)
Fair value adjustments	3,496	(335)	(19)
Balance as of September 30, 2022	$29,861	$8,045	$7,617

As of September 30, 2022, 14 corporate bonds totaling $8.0 million and six mortgage backed securities totaling $7.6 million were reported at their respective purchase prices and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments.

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

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market (i.e., loans held for sale) are carried at estimated market value in the aggregate. Changes in fair value are recognized in residential mortgage banking income, net on the consolidated statements of operations (Level 2).

Certain consumer loans originated by the Bank and sourced by fintech partners are classified on the Company's consolidated balance sheets as held for sale. After origination, these loans are sold directly to the applicable fintech partner or another investor at par, generally up to 10 days from origination. Due to relatively short time between origination and sale, these loans are held at cost, which approximates fair value (Level 2).

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	September 30, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$3,142	$—	$—	$3,142
Loans held for sale	25,800	—	25,800	—
OREO	195	—	—	195

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$8,344	$—	$—	$8,344
Loans held for sale	121,943	—	121,943	—
OREO	157	—	—	157

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of September 30, 2022	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	$661	Selling Costs	0% - 7%
Discounted cash flows technique	2,481	Discount Rate	4% - 11%
OREO
Discounted appraised value technique	195	Selling Costs	7%

(Dollars in thousands)	Balance as of December 31, 2021	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	$8,108	Selling Costs	7%
Discounted cash flows technique	236	Discount Rate	4% - 7%
OREO
Discounted appraised value technique	157	Selling Costs	7%

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

	September 30, 2022
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$98,305	$98,305	$98,305	$—	$—
Federal funds sold	10,581	10,581	10,581	—	—
Securities available for sale	359,516	359,516	1,500	342,354	15,662
Restricted equity investments	13,639	13,639	—	13,639	—
Other equity investments	23,570	23,570	—	23,570	—
PPP loans receivable, net	13,148	13,148	—	—	13,148
Loans held for investment, net	2,137,808	2,093,433	—	—	2,093,433
Accrued interest receivable	9,577	9,577	—	9,577	—
Bank owned life insurance	47,095	47,095	—	47,095	—
MSR assets	29,861	29,861	—	—	29,861
Financial Liabilities
Noninterest-bearing deposits	$787,514	$787,514	$787,514	$—	$—
Interest-bearing demand and money market deposits	1,097,585	1,097,585	—	1,097,585	—
Savings deposits	152,225	152,225	—	152,225	—
Time deposits	372,162	370,898	—	—	370,898
FHLB borrowings	150,100	150,100	—	150,100	—
FRB borrowings	55	55	—	55	—
Subordinated notes, net	39,937	37,608	—	—	37,608

	December 31, 2021
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$130,548	$130,548	$130,548	$—	$—
Federal funds sold	43,903	43,903	43,903	—	—
Securities available for sale	373,532	373,532	3,000	351,552	18,980
Restricted equity investments	8,334	8,334	—	8,334	—
Other equity investments	14,184	14,184	—	14,184	—
PPP loans receivable, net	30,406	30,406	—	—	30,406
Loans held for investment, net	1,765,051	1,766,820	—	—	1,766,820
Accrued interest receivable	9,573	9,573	—	9,573	—
Bank owned life insurance	46,545	46,545	—	46,545	—
Financial Liabilities
Noninterest-bearing deposits	$685,801	$685,801	$685,801	$—	$—
Interest-bearing demand and money market deposits	962,092	962,092	—	962,092	—
Savings deposits	150,376	150,376	—	150,376	—
Time deposits	499,502	503,968	—	—	503,968
FHLB borrowings	10,111	9,943	—	9,943	—
FRB borrowings	17,901	17,901	—	17,901	—
Subordinated notes, net	39,986	41,388	—	—	41,388

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

Pursuant to the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”), the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of September 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$293,113	12.36%	$248,986	10.50%	$237,129	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$271,227	11.44%	$201,561	8.50%	$189,704	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$271,227	11.44%	$165,991	7.00%	$154,135	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$271,227	9.43%	$115,073	4.00%	$143,841	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2022 and December 31, 2021, the Company had outstanding loan commitments of $654.2 million and $475.1 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of September 30, 2022 and December 31, 2021, commitments under outstanding performance stand-by letters of credit totaled $0 and $655 thousand, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2022 and December 31, 2021, commitments under outstanding financial stand-by letters of credit totaled $29.8 million and $4.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Reserves for unfunded commitments to borrowers as of September 30, 2022 and December 31, 2021 were $1.4 million and $962 thousand, respectively, and are included in other liabilities on the consolidated balance sheets.

The Company invests in various partnerships and limited liability companies, many of which invest in early-stage companies operating in fintech businesses. Pursuant to these investments, the Company commits to an investment amount to be fulfilled in future periods. At September 30, 2022, the Company has future commitments outstanding totaling $10.8 million related to these investments.

The Company also has investments in various SBIC funds. The Company's obligations to these funds are satisfied in the form of capital calls that occur during the commitment period. As of September 30, 2022, the Company's remaining capital commitments associated with its investments in SBIC funds totaled $10.7 million.

Note 13 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS") and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and PSAs. For the three months ended September 30, 2022 and 2021, no stock options for the Company’s common stock were included in the computation of diluted earnings per share because their effects would have been anti-dilutive. For the nine months ended September 30, 2022 and 2021, stock options for 0 and 433 shares of the Company’s common stock, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average common shares outstanding, basic	18,849,246	18,776,014	18,796,297	17,526,055
Effect of dilutive securities	10,847	22,711	14,254	9,341
Weighted average common shares outstanding, dilutive	18,860,093	18,798,725	18,810,551	17,535,396

Net income:
Net income from continuing operations	$2,736	$6,861	$21,273	$39,797
Net (loss) income from discontinued operations	—	(55)	337	(112)
Net loss (income) from discontinued operations attributable to noncontrolling interest	—	4	(1)	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$2,736	$6,810	$21,609	$39,684

Basic earnings per share:
Earnings per share from continuing operations	$0.15	$0.37	$1.13	$2.27
Earnings (loss) per share from discontinued operations	—	—	0.02	(0.01)
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.15	$0.37	$1.15	$2.26

Diluted earnings per share:
Earnings per share from continuing operations	$0.15	$0.36	$1.13	$2.27
Earnings (loss) per share from discontinued operations	—	—	0.02	(0.01)
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.15	$0.36	$1.15	$2.26

Note 14 – Business Segments

The Company has three reportable business segments: commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general banking activities to its customers. It is distinct from the Company's mortgage banking division, which concentrates on individual and wholesale mortgage lending and sales activities. Activities at the holding company (or parent level) are primarily associated with investments, borrowings, and certain noninterest expenses.

The following tables present statement of operations items and assets by segment as of the dates and for the periods stated.

	As of and for the three months ended September 30, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$32,752	$217	$177	$—	$33,146
Interest expense	3,612	126	731	—	4,469
Net interest income	29,140	91	(554)	—	28,677
Provision for loan losses	3,900	—	—	—	3,900
Net interest income after provision for loan losses	25,240	91	(554)	—	24,777
NONINTEREST INCOME
Residential mortgage banking income, net	—	2,570	—	—	2,570
Mortgage servicing rights	27	570	—	—	597
Gain on sale of guaranteed government loans	1,565	—	—	—	1,565
Service charges on deposit accounts	354	—	—	—	354
Increase in cash surrender value of bank owned life insurance	398	—	—	—	398
Other income	2,844	—	(169)	(191)	2,484
Total noninterest income	5,188	3,140	(169)	(191)	7,968
NONINTEREST EXPENSE
Salaries and employee benefits	10,647	3,527	—	—	14,174
Other operating expenses	13,861	1,002	362	(191)	15,034
Total noninterest expense	24,508	4,529	362	(191)	29,208
Income (loss) from continuing operations before income tax expense	5,920	(1,298)	(1,085)	—	3,537
Income tax expense (benefit)	1,267	(246)	(220)	—	801
Net income (loss) from continuing operations	$4,653	$(1,052)	$(865)	$—	$2,736
Discontinued Operations
Income from discontinued operations before income taxes	—	—	—	—	—
Income tax expense	—	—	—	—	—
Net income from discontinued operations	—	—	—	—	—
Net income (loss)	$4,653	$(1,052)	$(865)	$—	$2,736
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$4,653	$(1,052)	$(865)	$—	$2,736
Total assets as of September 30, 2022	$2,796,033	$50,354	$305,029	$(271,844)	$2,879,572

	As of and for the three months ended September 30, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$23,019	$706	$29	$—	$23,754
Interest expense	1,913	73	644	—	2,630
Net interest income	21,106	633	(615)	—	21,124
Provision for loan losses	—	—	—	—	—
Net interest income after provision for loan losses	21,106	633	(615)	—	21,124
NONINTEREST INCOME
Residential mortgage banking income, net	—	7,704	—	—	7,704
Mortgage servicing rights	—	1,827	—	—	1,827
Gain on sale of guaranteed government loans	108	—	—	—	108
Service charges on deposit accounts	376	—	—	—	376
Increase in cash surrender value of bank owned life insurance	278	—	—	—	278
Other income	1,975	—	1,075	(48)	3,002
Total noninterest income	2,737	9,531	1,075	(48)	13,295
NONINTEREST EXPENSE
Salaries and employee benefits	7,320	7,357	—	—	14,677
Other operating expenses	8,583	693	1,439	(48)	10,667
Total noninterest expense	15,903	8,050	1,439	(48)	25,344
Income (loss) from continuing operations before income tax expense	7,940	2,114	(979)	—	9,075
Income tax expense (benefit)	1,958	421	(165)	—	2,214
Net income (loss) from continuing operations	$5,982	$1,693	$(814)	$—	$6,861
Discontinued Operations					$—
Loss from discontinued operations before income taxes	(70)	—	—	—	(70)
Income tax benefit	(15)	—	—	—	(15)
Net loss from discontinued operations	(55)	—	—	—	(55)
Net income (loss)	$5,927	$1,693	$(814)	$—	$6,806
Net loss from discontinued operations attributable to noncontrolling interest	4	—	—	—	4
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$5,931	$1,693	$(814)	$—	$6,810
Total assets as of September 30, 2021	$2,511,801	$171,103	$312,921	$(296,523)	$2,699,302

	As of and for the nine months ended September 30, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$83,660	$1,145	$386	$—	$85,191
Interest expense	6,560	254	1,942	—	8,756
Net interest income	77,100	891	(1,556)	—	76,435
Provision for loan losses	13,894	—	—	—	13,894
Net interest income after provision for loan losses	63,206	891	(1,556)	—	62,541
NONINTEREST INCOME
Residential mortgage banking income, net	—	9,777	—	—	9,777
Mortgage servicing rights	203	8,706	—	—	8,909
Gain on sale of guaranteed government loans	4,530	—	—	—	4,530
Service charges on deposit accounts	996	—	—	—	996
Increase in cash surrender value of bank owned life insurance	946	—	—	—	946
Other income	8,478	—	9,084	(468)	17,094
Total noninterest income	15,153	18,483	9,084	(468)	42,252
NONINTEREST EXPENSE
Salaries and employee benefits	30,652	13,491	—	—	44,143
Other operating expenses	28,949	3,699	901	(468)	33,081
Total noninterest expense	59,601	17,190	901	(468)	77,224
Income from continuing operations before income tax expense	18,758	2,184	6,627	—	27,569
Income tax expense	4,562	486	1,248	—	6,296
Net income from continuing operations	$14,196	$1,698	$5,379	$—	$21,273
Discontinued Operations
Income from discontinued operations before income taxes (including gain on disposal of $471 thousand)	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$14,533	$1,698	$5,379	$—	$21,610
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$14,532	$1,698	$5,379	$—	$21,609
Total assets as of September 30, 2022	$2,796,033	$50,354	$305,029	$(271,844)	$2,879,572

	As of and for the nine months ended September 30, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$77,501	$2,536	$105	$—	$80,142
Interest expense	6,209	188	2,142	—	8,539
Net interest income	71,292	2,348	(2,037)	—	71,603
Provision for loan losses	—	—	—	—	—
Net interest income after provision for loan losses	71,292	2,348	(2,037)	—	71,603
NONINTEREST INCOME
Residential mortgage banking income, net	—	24,259	—	—	24,259
Mortgage servicing rights	—	6,905	—	—	6,905
Gain on sale of guaranteed government loans	1,325	—	—	—	1,325
Service charges on deposit accounts	1,073	—	—	—	1,073
Increase in cash surrender value of bank owned life insurance	679	—	—	—	679
Other income	29,162	—	1,778	(135)	30,805
Total noninterest income	32,239	31,164	1,778	(135)	65,046
NONINTEREST EXPENSE
Salaries and employee benefits	23,812	22,307	—		46,119
Other operating expenses	31,597	5,130	3,134	(135)	39,726
Total noninterest expense	55,409	27,437	3,134	(135)	85,845
Income (loss) from continuing operations before income tax expense	48,122	6,075	(3,393)	—	50,804
Income tax expense (benefit)	10,384	1,238	(615)	—	11,007
Net income (loss) from continuing operations	$37,738	$4,837	$(2,778)	$—	$39,797
Discontinued Operations					$—
Loss from discontinued operations before income taxes	(142)	—	—	—	(142)
Income tax benefit	(30)	—	—	—	(30)
Net loss from discontinued operations	(112)	—	—	—	(112)
Net income (loss)	$37,626	$4,837	$(2,778)	$—	$39,685
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$37,625	$4,837	$(2,778)	$—	$39,684
Total assets as of September 30, 2021	$2,511,801	$171,103	$312,921	$(296,523)	$2,699,302

Note 15 – Changes to Accumulated Other Comprehensive Income, net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended September 30, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of July 1, 2022	$(37,915)	$425	$(1)	$(37,491)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $3,160	(11,889)	—	—	(11,889)
Balance as of September 30, 2022	$(49,804)	$425	$(1)	$(49,380)

	For the three months ended September 30, 2021
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of July 1, 2021	$(1,091)	$425	$2,866	$2,200
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $182	(684)	—	—	(684)
Change in net unrealized holding gains on interest rate swaps, net of deferred tax expense of $205	—	—	767	767
Balance as of September 30, 2021	$(1,775)	$425	$3,633	$2,283

	For the nine months ended September 30, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2022	$(4,056)	$425	$(1)	$(3,632)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $12,160	(45,748)	—	—	(45,748)
Balance as of September 30, 2022	$(49,804)	$425	$(1)	$(49,380)

	For the nine months ended September 30, 2021
(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Net Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2021	$644	$425	$(805)	$264
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $643	(2,419)	—	—	(2,419)
Change in net unrealized holding losses on interest rate swaps, net of deferred tax expense of $1,180	—	—	4,438	4,438
Balance as of September 30, 2021	$(1,775)	$425	$3,633	$2,283

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

Note 17 – Subsequent Events

On October 11, 2022, the board of directors of the Company declared a quarterly dividend of $0.1225 per share, which was paid on October 31, 2022, to shareholders of record of the Company's common stock as of the close of business on October 24, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of our operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations for the balance of 2022, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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

The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: (i) the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; (ii) geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (iii) the effects of the COVID-19 pandemic, including the adverse impact on the Company’s business and operations and on the Company’s customers which may result, among other things, in increased delinquencies, defaults, foreclosures and losses on loans; (iv) the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events; (v) the Company’s management of risks inherent in its real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of the Company’s collateral and its ability to sell collateral upon any foreclosure; (vi) changes in consumer spending and savings habits; (vii) technological and social media changes; (viii) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; (ix) changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Company’s subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; (x) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (xi) the impact of, and the ability to comply with, the terms of the formal written agreement between the Bank and the Office of the Comptroller of the Currency (the "OCC"); (xii) the impact of changes in laws, regulations and policies affecting the real estate industry; (xiii) the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies; (xiv) the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; (xv) the willingness of users to substitute competitors’ products and services for the Company’s products and services; (xvi) the outcome of any legal proceedings that may be instituted against the Company; (xvii) reputational risk and potential adverse reactions of the Company’s customers, suppliers, employees or other business partners; (xviii) the effects of acquisitions the Company may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such transactions; (xix) changes in the level of the Company’s nonperforming assets and charge-offs; (xx) the Company’s involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; (xxi) potential exposure to fraud, negligence, computer theft and cyber-crime; (xxii) the Company’s ability to pay dividends; (xxiii) the Company’s involvement as a participating lender in the PPP as administered through the U.S. Small Business Administration; and (xxiv) other risks and factors identified in the “Risk Factors” sections and elsewhere in documents the Company files from time to time with the SEC.

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

Regulatory Matters

On August 29, 2022, the Bank entered into a formal written agreement (the “Written Agreement”) with the OCC, the Bank's primary federal banking regulator. The Written Agreement principally concerns the Bank’s fintech line of business and requires the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. A complete copy of the Written Agreement was furnished in a Form 8-K filed with the SEC on September 1, 2022 and can be accessed on the SEC’s website (www.sec.gov) and the Company’s website (www.blueridgebankshares.com). The Company is actively working to bring the Bank’s fintech policies, procedures, and operations into conformity with OCC directives and believes its work to date has been delivered on schedule.

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

Information contained herein as of September 30, 2022 and December 31, 2021 includes the balances of Bay Banks; information contained herein for the nine months ended September 30, 2022 includes the operations of Bay Banks for the period immediately following the effective date (January 31, 2021) of the Bay Banks Merger.

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

Comparison of Financial Condition as of September 30, 2022 and December 31, 2021

Total assets were $2.88 billion as of September 30, 2022, an increase of $216.3 million from $2.67 billion at December 31, 2021. Loans held for investment, excluding PPP loans, increased $381.2 million to $2.16 billion at September 30, 2022 from $1.78 billion at December 31, 2021, an annualized growth rate of 28.6%.

Total deposits as of September 30, 2022 were $2.41 billion, an increase of $111.7 million from December 31, 2021. The increase in the first nine months of 2022 was primarily in noninterest-bearing and interest-bearing demand deposits, primarily related to the Company’s fintech partnerships, partially offset by lower time deposit balances.

Total stockholders’ equity decreased by $26.6 million to $250.5 million as of September 30, 2022 compared to $277.1 million at December 31, 2021. The fair value of the Company’s portfolio of available for sale securities declined in the first nine months of 2022, primarily as a result of an increase in market interest rates, resulting in an after-tax decline in stockholders’ equity of $45.7 million. This decrease was partially offset by net income of $21.6 million for the nine months ended September 30, 2022 and a positive $3.5 million cumulative effect adjustment recorded to stockholders’ equity as of January 1, 2022 to account for the change in accounting method for MSR assets, as noted previously.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, the Company reported net income from continuing operations of $2.7 million, or $0.14 earnings per diluted common share, compared to $6.9 million, or $0.36 earnings per diluted common share, for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, the Company reported net income from continuing operations of $21.3 million, or $1.13 earnings per diluted common share, compared to $39.8 million, or $2.27 earnings per diluted common share, for the nine months ended September 30, 2021.

Net income before income taxes for the first nine months of 2022 included $9.2 million of fair value adjustments for the Company's equity investments, primarily in certain fintech companies. Net income for the nine months ended September 30, 2021 included a pre-tax gain of $24.3 million resulting from the sale of PPP loans. For the three and nine months ended September 30, 2022, net income before income taxes included $4.0 million and $4.6 million, respectively, of costs incurred for professional services related to regulatory remediation efforts in connection with the Written Agreement. Regulatory remediation costs were not incurred in 2021. For the three and nine months ended September 30, 2022, net income before income taxes included $0 and $50 thousand, respectively, of merger-related expenses, compared to $1.4 million and $11.7 million for the three and nine months ended September 30, 2021, respectively.

Net Interest Income. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. The Company’s principal interest-earning assets are loans to businesses, real estate investors, and individuals as well as its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank of Richmond ("FRB") advances. A common net interest income measure is net interest margin. Net interest margin represents the difference between interest income and interest expense calculated as a percentage of average interest-earning assets.

The following table presents the average balance sheets for the three months ended September 30, 2022 and 2021. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended September 30,
	2022			2021			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$394,235	$2,337	2.37%	$335,811	$1,317	1.57%	$1,020	$229	$791
Tax-exempt securities (3)	20,783	103	1.98%	17,048	77	1.81%	26	17	9
Total securities	415,018	2,440	2.35%	352,859	1,394	1.58%	1,046	246	800
Interest-earning deposits in other banks	82,935	352	1.70%	128,674	58	0.18%	294	(21)	315
Federal funds sold	31,192	171	2.19%	81,772	24	0.12%	147	(15)	162
Loans held for sale	29,985	213	2.84%	164,143	1,157	2.82%	(944)	(946)	2
Paycheck Protection Program loans (4)	14,060	40	1.14%	86,834	713	3.28%	(673)	(597)	(75)
Loans held for investment (4,5,6)	2,113,186	29,950	5.67%	1,734,393	20,424	4.71%	9,526	4,461	5,065
Total average interest-earning assets	2,686,376	33,166	4.94%	2,548,675	23,770	3.73%	9,396	3,128	6,267
Less: allowance for loan losses	(18,251)			(12,913)
Total noninterest-earning assets	235,322			214,147
Total average assets	$2,903,447			$2,749,909
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,198,555	$2,219	0.74%	$964,779	$589	0.24%	$1,630	$143	$1,487
Time deposits (7)	382,961	814	0.85%	558,766	1,033	0.74%	(219)	(325)	106
Total interest-bearing deposits	1,581,516	3,033	0.77%	1,523,545	1,622	0.43%	1,411	(182)	1,593
FHLB borrowings (8)	149,711	866	2.31%	125,117	304	0.97%	562	60	502
FRB borrowings	58	—	—	67,121	60	0.36%	(60)	(60)	—
Subordinated notes and other borrowings (9)	39,961	570	5.71%	44,585	644	5.78%	(74)	(67)	(7)
Total average interest-bearing liabilities	1,771,246	4,469	1.01%	1,760,368	2,630	0.60%	1,839	(249)	2,088
Noninterest-bearing demand deposits	835,389			693,200
Other noninterest-bearing liabilities	29,755			28,671
Stockholders' equity	267,057			267,670
Total average liabilities and stockholders’ equity	$2,903,447			$2,749,909
Net interest income and margin (10)		$28,699	4.27%		$21,140	3.32%	$7,557	$3,378	$4,179
Cost of funds (11)			0.69%			0.43%
Net interest spread (12)			3.93%			3.13%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $758 thousand and $72 thousand for the three months ended September 30, 2022 and 2021, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $336 thousand and $827 thousand for the three months ended September 30, 2022 and 2021, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $0 and $4 thousand for the three months ended September 30, 2022 and 2021, respectively.
(9) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand and $55 thousand for the three months ended September 30, 2022 and 2021, respectively.
(10) Net interest margin is net interest income divided by average interest-earning assets.
(11) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(12) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $2.67 billion for the three months ended September 30, 2022 compared to $2.55 billion for the same period of 2021, a $137.7 million increase. This increase was primarily attributable to growth in average balances of loans held for investment, excluding PPP loans, which increased $378.8 million in the 2022 period compared to the 2021 period, partially offset by lower average balances of PPP loans and loans held for sale. Total interest income (on a taxable equivalent basis) increased $9.4 million for the three-month period ended September 30, 2022 from the same period of 2021. This increase was primarily due to higher average balances of and yields, including fee income, on loans held for investment, excluding PPP loans, and securities. Higher yields in the 2022 period is primarily attributable to loan growth and the re-pricing of variable rate loans in the higher interest rate environment. Higher accretion of purchase accounting adjustments (discounts) on acquired loans also contributed to greater interest income in the 2022 period. Interest income in the third quarters of 2022 and 2021 included accretion of discounts on acquired loans of $758 thousand and $72 thousand, respectively.

Average interest-bearing liabilities were $1.77 billion for the three months ended September 30, 2022 compared to $1.76 billion for the same period of 2021, a $10.9 million increase. Interest expense increased by $3.3 million to $5.9 million for the three months ended September 30, 2022 compared to the same period of 2021. Cost of interest-bearing liabilities increased to 1.34% for the third quarter of 2022 from 0.43% for the third quarter of 2021, while cost of funds were 0.91% and 0.43% for the same respective periods. Higher cost of funds in the 2022 period is primarily due to higher rates on money market accounts, brokered funds, and FHLB advances. Interest expense in the third quarters of 2022 and 2021 included the amortization of fair value adjustments (premium) on assumed time deposits of $336 thousand and $827 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended September 30, 2022 was $28.7 million compared to $21.1 million for the same period in 2021, an increase of $7.6 million. Net interest margin was 4.27% and 3.32% for third quarters of 2022 and 2021, respectively. Accretion and amortization of purchase accounting adjustments had a 17 and 15 basis point positive effect on net interest margin for the same respective periods.

The following table presents the average balance sheets for the nine months ended September 30, 2022 and 2021. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the nine months ended September 30,
	2022			2021			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$391,144	$6,236	2.13%	$281,227	$3,580	1.70%	$2,656	$933	$838
Tax-exempt securities (3)	20,502	310	2.02%	10,810	224	2.76%	86	134	(77)
Total securities	411,646	6,546	2.12%	292,037	3,804	1.74%	2,742	1,067	761
Interest-earning deposits in other banks	85,073	535	0.84%	124,707	108	0.12%	427	(23)	308
Federal funds sold	42,469	283	0.89%	40,599	29	0.10%	254	1	168
Loans held for sale	48,724	1,183	3.24%	145,210	2,992	2.75%	(1,809)	(1,325)	119
Paycheck Protection Program loans (4)	20,136	497	3.29%	461,637	16,852	4.87%	(16,355)	(10,744)	(159)
Loans held for investment (4,5,6)	1,932,315	76,211	5.26%	1,625,405	56,404	4.63%	19,807	7,100	6,104
Total average interest-earning assets	2,540,364	85,255	4.47%	2,689,595	80,189	3.98%	5,066	(3,925)	7,302
Less: allowance for loan losses	(14,667)			(13,270)
Total noninterest-earning assets	233,895			176,651
Total average assets	$2,759,592			$2,866,246
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,142,330	$3,494	0.41%	$870,827	$1,643	0.25%	$1,851	$341	$893
Time deposits (7)	426,970	2,635	0.82%	546,866	3,201	0.78%	(566)	(468)	91
Total interest-bearing deposits	1,569,300	6,129	0.52%	1,417,693	4,844	0.46%	1,285	(126)	983
FHLB borrowings (8)	61,770	845	1.82%	165,953	806	0.65%	39	(337)	363
FRB borrowings	6,508	114	2.34%	319,215	745	0.31%	(631)	(487)	66
Subordinated notes and other borrowings (9)	39,961	1,668	5.57%	48,931	2,144	5.84%	(476)	(262)	(55)
Total average interest-bearing liabilities	1,677,539	8,756	0.70%	1,951,792	8,539	0.58%	217	(1,212)	1,357
Noninterest-bearing demand deposits	775,440			662,406
Other noninterest-bearing liabilities	39,483			16,889
Stockholders' equity	267,131			235,159
Total average liabilities and stockholders’ equity	$2,759,592			$2,866,246
Net interest income and margin (10)		$76,499	4.02%		$71,650	3.55%	$4,849	$(2,712)	$5,945
Cost of funds (11)			0.48%			0.44%
Net interest spread (12)			3.78%			3.39%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $4.8 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $1.2 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $111 thousand and $10 thousand for the nine months ended September 30, 2022 and 2021, respectively.
(9) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $75 thousand and $145 thousand for the nine months ended September 30, 2022 and 2021, respectively.
(10) Net interest margin is net interest income divided by average interest-earning assets.
(11) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(12) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $2.54 billion for the nine months ended September 30, 2022 compared to $2.69 billion for the same period of 2021, a $149.2 million decrease. Most of this decrease was attributable to lower average balances of PPP loans in the 2022 period compared to the 2021 period, which decreased to $20.1 million from $461.6 million. Partially offsetting this decline was higher average balances of loans held for investment, excluding PPP loans, of $306.9 million and securities of $119.6 million. Total interest income (on a taxable equivalent basis) increased by $5.1 million for the nine-month period ended September 30, 2022 from the same period of 2021. This increase was primarily due to higher average balances of and yields on loans held for investments and securities and higher accretion of fair value adjustments on acquired loans, partially offset by lower interest and fee income from PPP loans and lower interest income from loans held for sale. Interest income in the 2022 and 2021 periods included PPP loan interest and fees, net of costs, of $497 thousand and $18.3 million, respectively. Interest income in the first nine months of 2022 and 2021 included accretion of discounts on acquired loans of $4.8 million and $1.3 million, respectively.

Average interest-bearing liabilities were $1.68 billion for the nine months ended September 30, 2022 compared to $1.95 billion for the same period of 2021, a $274.3 million decrease. Most of this decrease was attributable to lower average balances of FRB and FHLB advances of $312.7 million and $104.2 million, respectively, partially offset by higher average balances of interest-bearing deposits of $151.6 million. Interest expense increased by $216 thousand to $8.8 million for the nine months ended September 30, 2022 compared to $8.5 million for the same period of 2021. Higher interest expense was primarily attributable to higher average balances of and rates on interest-bearing deposits, excluding time deposits, partially offset by lower average balances of FRB and FHLB advances and subordinated notes in the 2022 period. Cost of interest-bearing liabilities increased to 0.70% for the first nine months of 2022 from 0.58% for the same period of 2021, while cost of funds were 0.48% and 0.44% for the same respective periods. Interest expense in the first nine months of 2022 and 2021 included the amortization of fair value adjustments (premium) on assumed time deposits of $1.2 million and $2.5 million respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the nine months ended September 30, 2022 was $76.5 million as compared to $71.7 million for the same period in 2021, an increase of $4.9 million. Net interest margin was 4.02% and 3.55% for the nine months ended September 30, 2022 and 2021, respectively. PPP loan processing fees, net of costs, and interest, along with the corresponding funding costs through the FRB's Paycheck Protection Program Liquidity Facility ("PPPLF"), had a 0 and 23 basis point positive affect on the Company’s net interest margin for the nine months ended September 30, 2022 and 2021, respectively. Accretion and amortization of purchase accounting adjustments had a 32 and 18 basis point positive affect on net interest margin for the same respective periods.

Provision for Loan Losses. The Company recorded a provision for loan losses of $3.9 million in the third quarter of 2022 compared to no provision in the third quarter of 2021. Provision for loan losses for the first nine months of 2022 and 2021 was $13.9 million and $0, respectively. Provision for loan losses in the 2022 periods was primarily attributable to reserves for loan growth, qualitative loss factor adjustments due to changes in economic factors, and higher specific reserves for impaired loans.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	Change $	Change %
Fair value adjustments of other equity investments	$(50)	$—	$(50)	100.0%
Residential mortgage banking income, net	2,570	7,704	(5,134)	(66.6%)
Mortgage servicing rights	597	1,827	(1,230)	(67.3%)
Gain on sale of guaranteed government loans	1,565	108	1,457	1,349.1%
Wealth and trust management	513	499	14	2.8%
Service charges on deposit accounts	354	376	(22)	(5.9%)
Increase in cash surrender value of bank owned life insurance	398	278	120	43.2%
Bank and purchase card, net	353	497	(144)	(29.0%)
Other	1,668	2,006	(338)	(16.8%)
Total noninterest income	$7,968	$13,295	$(5,327)	(40.1%)

	For the nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	Change $	Change %
Fair value adjustments of other equity investments	$9,228	$—	$9,228	100.0%
Gain on sale of PPP loans	—	24,315	(24,315)	(100.0%)
Residential mortgage banking income, net	9,777	24,259	(14,482)	(59.7%)
Mortgage servicing rights	8,909	6,905	2,004	29.0%
Gain on sale of guaranteed government loans	4,530	1,325	3,205	241.9%
Wealth and trust management	1,318	1,934	(616)	(31.9%)
Service charges on deposit accounts	996	1,073	(77)	(7.2%)
Increase in cash surrender value of bank owned life insurance	946	679	267	39.3%
Bank and purchase card, net	1,374	1,096	278	25.4%
Other	5,174	3,460	1,714	49.5%
Total noninterest income	$42,252	$65,046	$(22,794)	(35.0%)

Lower noninterest income in the third quarter of 2022 compared to the third quarter of 2021 was primarily attributable to lower residential mortgage banking income, which was driven by lower mortgage volumes in the 2022 period ($83.0 million) compared to the 2021 period ($234.5 million).

Income from fair value adjustments of other equity investments in the first nine months of 2022 was attributable to the Company's equity investments, primarily in certain fintech companies. The Company records certain equity investments at fair value when an observable market event occurs, such as the issuance or transfer of shares of substantially similar investments. In the second quarter of 2021, the Company sold a significant portion of its PPP loans resulting in a gain on the sale. The decline in residential mortgage banking income was primarily due to lower mortgage volumes in the first nine months of 2022 ($352.2 million) compared to the first nine months of 2021 ($1.02 billion), as demand declined as market interest rates increased significantly in the first nine months of 2022. Income from MSRs was greater in the first nine months of 2022, as the Company changed its accounting method to the fair value measurement method and increasing longer-term rates contributed to a higher valuation. Other noninterest income for the nine months ended September 30, 2022 included higher fintech-related income compared to the same period of 2021 and a $405 thousand gain from the sale of bank premises in the first quarter of 2022.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	Change $	Change %
Salaries and employee benefits	$14,174	$14,677	$(503)	(3.4%)
Occupancy and equipment	1,422	1,716	(294)	(17.1%)
Data processing	1,332	837	495	59.1%
Legal, issuer, and regulatory filing	804	372	432	116.1%
Advertising and marketing	302	442	(140)	(31.7%)
Communications	932	760	172	22.6%
Audit and accounting fees	308	195	113	57.9%
FDIC insurance	460	487	(27)	(5.5%)
Intangible amortization	377	451	(74)	(16.4%)
Other contractual services	703	633	70	11.1%
Other taxes and assessments	711	546	165	30.2%
Regulatory remediation	4,025	—	4,025	100.0%
Merger-related	—	1,441	(1,441)	(100.0%)
Other	3,658	2,787	871	31.3%
Total noninterest expense	$29,208	$25,344	$3,864	15.2%

	For the nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	Change $	Change %
Salaries and employee benefits	$44,143	$46,119	$(1,976)	(4.3%)
Occupancy and equipment	4,407	4,893	(486)	(9.9%)
Data processing	3,152	3,126	26	0.8%
Legal, issuer, and regulatory filing	1,704	1,437	267	18.6%
Advertising and marketing	1,142	959	183	19.1%
Communications	2,761	1,799	962	53.5%
Audit and accounting fees	828	675	153	22.7%
FDIC insurance	797	839	(42)	(5.0%)
Intangible amortization	1,160	1,259	(99)	(7.9%)
Other contractual services	1,803	2,152	(349)	(16.2%)
Other taxes and assessments	1,952	1,969	(17)	(0.9%)
Regulatory remediation	4,558	—	4,558	100.0%
Merger-related	50	11,697	(11,647)	(99.6%)
Other	8,767	8,921	(154)	(1.7%)
Total noninterest expense	$77,224	$85,845	$(8,621)	(10.0%)

Excluding merger-related and regulatory remediation expenses, noninterest expense increased $1.3 million for the three months ended September 30, 2022 compared to the same period of 2021.

Excluding merger-related and regulatory remediation expenses, noninterest expense decreased $1.5 million for the nine months ended September 30, 2022 compared to the same period in 2021. Lower noninterest expense for the 2022 period was primarily attributable to lower salaries and employee benefit expenses in the Company's mortgage division due to reduced headcount and lower commissions, partially offset by the addition of commercial lenders and support personnel and personnel to support the fintech business.

Income Tax Expense. Income tax expense from continuing operations for the three months ended September 30, 2022 and 2021 was $801 thousand and $2.2 million, respectively, resulting in an effective income tax rate of 22.6% and 24.4% for the same respective periods.

Income tax expense from continuing operations for the nine months ended September 30, 2022 and 2021 was $6.3 million and $11.0 million, respectively, resulting in an effective income tax rate of 22.8% and 21.7% for the same respective periods.

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

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$522,281	24.0%	$320,827	17.7%
Paycheck Protection Program	13,148	0.6%	30,742	1.7%
Real estate – construction, commercial	145,066	6.7%	146,523	8.1%
Real estate – construction, residential	77,085	3.5%	58,857	3.3%
Real estate – mortgage, commercial	800,134	36.8%	701,503	38.8%
Real estate – mortgage, residential	569,931	26.2%	493,982	27.3%
Real estate – mortgage, farmland	6,757	0.3%	6,173	0.3%
Consumer	38,400	1.8%	49,877	2.6%
Gross loans	2,172,802	100.0%	1,808,484	100.0%
Less: deferred loan fees, net of costs	(1,312)		(906)
Gross loans, net of deferred loans fees and costs	2,171,490		1,807,578
Less: allowance for loan losses	(20,534)		(12,121)
Loans held for investment, net	$2,150,956		$1,795,457
Loans held for sale (not included in totals above)	$25,801		$121,943

Commercial and industrial loans increased $201.5 million from December 31, 2021 to September 30, 2022, primarily as a result of contributions from the middle market, government guaranteed lending, and specialized lending teams, as the Company diversifies its loan portfolio. Loans held for sale, which was comprised primarily of residential mortgages, decreased to $25.8 million at September 30, 2022 from $121.9 million at December 31, 2021, primarily attributable to lower residential mortgage activity.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed) as of September 30, 2022.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$522,281	$181,489	$167,694	$119,753	$46,172	$1,769	$173,098	$84,221	$79,416	$9,461
Paycheck Protection Program	13,148	—	—	—	—	—	13,148	13,148	—	—
Real estate – construction, commercial	145,066	33,939	69,512	43,697	6,432	19,383	41,615	33,262	8,260	93
Real estate – construction, residential	77,085	29,449	8,402	6,554	920	928	39,234	785	2,896	35,553
Real estate – mortgage, commercial	800,134	44,494	376,905	51,882	168,235	156,788	378,735	209,070	163,675	5,990
Real estate – mortgage, residential	569,931	15,749	292,969	12,778	66,858	213,333	261,213	40,365	49,556	171,292
Real estate – mortgage, farmland	6,757	686	1,868	153	267	1,448	4,203	2,507	947	749
Consumer loans	38,400	4,215	959	791	168	—	33,226	23,495	9,668	63
Gross loans	$2,172,802	$310,021	$918,309	$235,608	$289,052	$393,649	$944,472	$406,853	$314,418	$223,201

Allowance for Loan Losses. Management believes that the Company’s allowance for loan losses ("ALL") was adequate as of September 30, 2022 and December 31, 2021. There can be no assurance, however, that adjustments to the ALL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area, and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ALL required, resulting in charges to the provision for loan losses.

The following table presents an analysis of the change in the ALL by loan type as of and for the periods stated.

	As of and for the three months ended		As of and for the nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Allowance, beginning of period	$17,242	$13,007	$12,121	$13,827
Charge-offs
Commercial and industrial	(6)	(18)	(3,752)	(968)
Real estate – construction	(39)	—	(162)	—
Real estate – mortgage	(51)	(133)	(1,145)	(146)
Consumer	(651)	(361)	(1,255)	(757)
Total charge-offs	(747)	(512)	(6,314)	(1,871)
Recoveries
Commercial and industrial	6	26	43	210
Real estate – construction	24	—	40	—
Real estate – mortgage	2	5	393	108
Consumer	107	88	357	340
Total recoveries	139	119	833	658
Net charge-offs	(608)	(393)	(5,481)	(1,213)
Provision for loan losses	3,900	—	13,894	—
Allowance, end of period	$20,534	$12,614	$20,534	$12,614
Ratio of net charge-offs to average loans outstanding during period:
Commercial and industrial	—%	(0.01)%	1.24%	0.54%
Real estate – construction	0.03%	—%	0.08%	—%
Real estate – mortgage	0.01%	0.04%	0.08%	0.01%
Consumer and other loans	2.18%	0.45%	1.14%	0.38%
Total loans	0.11%	0.08%	0.37%	0.14%

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

	September 30, 2022		December 31, 2021
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$13,154	2.52%	$7,133	2.22%
Real estate – construction, commercial	1,078	0.74%	953	0.65%
Real estate – construction, residential	127	0.16%	395	0.67%
Real estate – mortgage, commercial	2,539	0.32%	1,403	0.20%
Real estate – mortgage, residential	2,553	0.45%	1,301	0.26%
Real estate – mortgage, farmland	33	0.49%	23	0.37%
Consumer	1,050	2.73%	913	1.83%
	$20,534		$12,121

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

Impaired loans also include certain loans that have been modified as troubled debt restructurings ("TDRs") where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company reported $1.9 million and $688 thousand of TDRs as of September 30, 2022 and December 31, 2021, respectively. All of these TDRs were performing in accordance with their modified terms at the respective dates, and therefore, excluded from the nonperforming loan and nonperforming asset figures in the table below.

The following table presents summary information pertaining to nonperforming assets and certain asset quality ratios as of the dates stated.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans (1)	$10,040	$15,177
Loans past due 90 days and still accruing (1)	82	917
Total nonperforming loans	$10,122	$16,094
OREO	195	157
Total nonperforming assets	$10,317	$16,251
ALL	$20,534	$12,121
Loans held for investment, including PPP loans	$2,171,490	$1,807,578
Loans held for investment, excluding PPP loans	$2,158,342	$1,777,172
Total assets	$2,881,273	$2,665,139
ALL to total loans held for investment, including PPP loans	0.95%	0.67%
ALL to total loans held for investment, excluding PPP loans	0.95%	0.68%
ALL to nonperforming loans	202.87%	75.31%
Nonperforming loans to total loans held for investment, including PPP loans	0.47%	0.89%
Nonperforming loans to total loans held for investment, excluding PPP loans	0.47%	0.91%
Nonperforming assets to total assets	0.36%	0.61%

(1) Excludes PCI loans and accruing TDRs.

The increase in the ratio of ALL to total loans held for investment, excluding PPP loans, at September 30, 2022 compared to December 31, 2021 was primarily attributable to reserve needs for loan growth in the first nine months of 2022 and qualitative loss factor adjustments due to changes in economic conditions. The remaining purchase accounting adjustments (discounts) related to loans acquired in the Bay Banks Merger and earlier acquisitions by the Company were $10.4 million and $16.2 million at September 30, 2022 and December 31, 2021, respectively.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available for sale was $359.5 million as of September 30, 2022, a slight decrease from $373.5 million at December 31, 2021. Primarily as a result of a significant increase in market interest rates in the first nine months of 2022, the Company’s portfolio of securities available for sale had an unrealized loss of approximately $57.9 million in the same period. This unrealized loss was offset by investment purchases, net of investment paydowns, totaling $44.9 million in the first nine months of 2022.

As of September 30, 2022 and December 31, 2021, the vast majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. Investment securities pledged to secure public deposits totaled $0 and $8.7 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, securities with a fair value of $244.1 million and $23.1 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews for other-than-temporary impairment of its investment securities portfolio at least quarterly. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost. No other-than-temporary impairment has been recognized for the securities as of September 30, 2022 and December 31, 2021.

Restricted equity investments consisted of stock in the FHLB (carrying basis $7.0 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively), stock in the FRB (carrying basis of $6.1 million at both September 30, 2022 and December 31, 2021, respectively), and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both September 30, 2022 and December 31, 2021). Restricted equity investments are carried at cost. The Company holds various other equity investments, including shares in other financial institutions and fintech companies, totaling $23.6 million and $14.2 million as of September 30, 2022 and December 31, 2021, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which are reported in other investments on the consolidated balance sheets.

The following table presents information about the Company’s investment portfolio for the periods stated.

	September 30, 2022
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
State and municipal	$1,004	2.25%	$3,509	2.10%	$25,292	1.86%	$30,824	2.24%	$60,630
U. S. Treasury and agencies	5	—	14,988	0.93%	47,120	1.76%	9,928	2.27%	72,041
Mortgage backed securities	7,035	0.36%	3,153	0.52%	25,909	2.07%	210,877	1.88%	246,973
Corporate bonds	1,500	5.58%	5,000	6.12%	35,682	4.57%	732	4.53%	42,914
Total	$9,545		$26,649		$134,002		$252,362		$422,558

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

Total deposits as of September 30, 2022 were $2.41 billion, an increase of $111.7 million from December 31, 2021, of which $101.7 million was noninterest-bearing demand deposit growth primarily related to the Company's fintech partnerships. The Company's relationships with fintech partners have resulted in approximately $529 million of deposits as of September 30, 2022, up from approximately $189 million as of December 31, 2021, a $340 million increase for the nine months ending September 30, 2022. Of this increase, approximately $102 million and $238 million was attributable to noninterest-bearing and interest-bearing deposits, respectively.

Approximately 15.5% of the Company’s deposits as of September 30, 2022 were composed of time deposits compared to 21.7% as of December 31, 2021. In contrast, approximately 32.7% of the Company’s deposits as of September 30, 2022 were composed of noninterest-bearing demand deposits compared to 29.9% as of December 31, 2021, primarily attributable to the Company's relationships with fintech partners, as noted previously.

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Maturing in:
3 months or less	$14,202	$30,943
Over 3 months through 6 months	24,941	47,818
Over 6 months through 12 months	13,265	14,213
Over 12 months	32,596	51,868
	$85,004	$144,842

Borrowings. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	As of and for the nine months ended September 30, 2022
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,100	$153,000	$132,100	3.32%
FRB borrowings	55	59	56	0.32%

	As of and for the year ended December 31, 2021
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$10,111	$220,000	$147,919	0.82%
FRB borrowings	17,901	632,540	245,196	0.32%

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

Subordinated notes, net, totaled $40.0 million as of both September 30, 2022 and December 31, 2021.

Liquidity. Liquidity is essential to the Company’s business. The Company’s liquidity could be impaired by unforeseen outflows of cash, including deposits, or the inability to access the capital markets. This situation may arise due to circumstances that the Company may be unable to control, such as general market disruption, negative views about the Company or the financial services industry generally, or an operational problem that affects the Company or a third party. The Company’s ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events.

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

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and borrowers. The Bank had unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $34.0 million and $44.0 million as of September 30, 2022 and December 31, 2021, respectively. These lines bear interest at the prevailing rates for such loan and are cancellable any time by the correspondent bank. As of September 30, 2022 and December 31, 2021, none of these lines of credit with correspondent banks were drawn upon.

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

The Company also maintains secured lines of credit with the FHLB and the FRB under which the Company can borrow up to the allowable amount for the collateral pledged. As of September 30, 2022, the Company had a credit line available of $434.3 million with the FHLB with outstanding advances totaling $150.1 million and letters of credit totaling $85.1 million, leaving the remaining credit availability of $199.1 million as of the same date. The letters of credit are for the benefits of the Commonwealth of Virginia to secure public deposits.

The Company utilized the FRB PPPLF to partially fund PPP loans, which collateralize the advances. As of September 30, 2022 and December 31, 2021, FRB borrowings under this facility totaled $599 thousand and $17.9 million, respectively.

Capital. Capital adequacy is an important measure of financial stability and performance. The Company’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of September 30, 2022, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's categorization. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Company.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized for the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$293,113	12.36%	$248,986	10.50%	$237,129	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$271,227	11.44%	$201,561	8.50%	$189,704	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$271,227	11.44%	$165,991	7.00%	$154,135	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$271,227	9.43%	$115,073	4.00%	$143,841	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. The approved commitments to extend credit that was available but unused as of September 30, 2022 and December 31, 2021 totaled $654.2 million and $475.1 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of September 30, 2022 and December 31, 2021, commitments under outstanding performance stand-by letters of credit totaled $0 and $655 thousand, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2022 and December 31, 2021, commitments under outstanding financial stand-by letters of credit totaled $29.8 million and

$4.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Reserves for unfunded commitments as of September 30, 2022 and December 31, 2021 were $1.4 million and $962 thousand, respectively, and are included in other liabilities on the consolidated balances sheets.

The Company invests in various partnerships and limited liability companies, many of which invest in early-stage companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods, pursuant to capital calls. At September 30, 2022, the Company had future commitments outstanding totaling $10.8 million related to these investments.

The Company also has investments in various SBIC funds. The Company's obligations to these funds are satisfied in the form of capital calls that occur during the commitment period. As of September 30, 2022, the Company's remaining capital commitments associated with its investments in SBIC funds was $10.7 million.

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

	September 30, 2022
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$(108)	(0.1%)	$3,951	3.1%
+300 basis points	1,104	0.9%	4,140	3.3%
+200 basis points	1,603	1.4%	3,734	2.9%
+100 basis points	1,274	1.1%	2,443	1.9%
Base case
-100 basis points	(3,287)	(2.8%)	(5,207)	4.1%
-200 basis points	$(7,327)	(6.2%)	$(12,205)	9.6%

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in the 2021 Form 10-K. The following risk factor supplements, and should be read together with, the risk factors disclosed in the 2021 Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

The Bank’s formal written agreement with the OCC will require the Bank to devote significant resources to enhance its fintech policies, procedures and operations, and the failure to comply with any provision of the agreement may cause the OCC to take further action against it.

On August 29, 2022, the Bank entered into a formal written agreement with the OCC. The agreement requires the Bank to, among other things, enhance oversight of its third-party fintech partnerships, improve its control framework related to anti-money laundering and Bank Secrecy Act compliance and adopt, implement and adhere to revised and expanded risk-based policies, procedures and processes. While subject to the agreement, the Bank will also be required to obtain an OCC non-objection prior to onboarding or signing a contract with a new third-party fintech partner or offering new products or services or conducting new activities with or through existing third-party fintech partners.

Our management and boards of directors have devoted, and expect to continue to devote, considerable time and attention on developing, implementing and monitoring corrective actions to comply with the terms of the agreement. We will also utilize third-party consultants and other advisors to assist us in complying with the agreement and expect that our non-interest expense will increase as a result. Our non-interest income may decrease to the extent that we change or terminate certain fintech relationships or products or are unable to successfully create new fintech relationships or products. There is no guarantee that we will ultimately address the OCC’s concerns and comply with all of the terms of the agreement. If we do not comply with the agreement, we could be subject to more restrictive enforcement actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

10.1

Formal Written Agreement, dated August 29, 2022, between Blue Ridge Bank, National Association and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on September 1, 2022).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: November 3, 2022	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer