Form 10-K
period 2022-12-31
BLUE RIDGE BANKSHARES, INC.
filed 2023-03-10
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2022, based on the closing sale price of the registrant’s common stock on June 30, 2022, was approximately $257,678,654.

The registrant had 18,946,466 shares of common stock, no par value per share, outstanding as of March 1, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement for the 2023 annual meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

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

The Bank is a federally chartered national bank with its Main Office in Martinsville, Virginia that traces its roots to Page Valley Bank of Virginia, which opened for business in 1893. At December 31, 2022, the Bank operated twenty-seven full-service banking offices across its footprint, which stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and central North Carolina.

The Bank serves businesses, professionals, consumers, nonprofits, and municipalities with a wide variety of financial services, including retail and commercial banking, mortgage banking, government guaranteed lending, and employee benefit plans. Banking products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, credit cards, online banking, telephone banking, and mobile banking. Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the full extent of the limits of the DIF.

As of December 31, 2022, the Company had total assets of approximately $3.14 billion, total gross loans of approximately $2.48 billion, total deposits of approximately $2.50 billion, and stockholders’ equity of approximately $259.4 million.

On January 31, 2021, the Company completed a merger with Bay Banks of Virginia, Inc. (“Bay Banks”), a bank holding company conducting substantially all its operations through its subsidiaries Virginia Commonwealth Bank and VCB Financial Group, Inc. Immediately following the Company’s merger with Bay Banks, Virginia Commonwealth Bank was merged with and into the Bank, while VCB Financial Group, Inc., subsequently renamed BRB Financial Group, Inc., became a subsidiary of the Company (collectively, the “Bay Banks Merger”). Pursuant to the terms of the Bay Banks Merger agreement, each share of Bay Banks common stock was converted into the right to receive 0.50 shares of the Company’s common stock plus cash in lieu of fractional shares. In the merger, the Company issued 6,627,558 shares of its common stock and paid $3.4 thousand in lieu of fractional shares. The Bay Banks Merger added $1.22 billion in assets and $1.03 billion in deposits and expanded the Bank’s operating footprint east through the greater Richmond region, the Northern Neck region, Middlesex County, and the Hampton Roads region of Virginia.

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

The Company has partnerships with financial technology (fintech) providers and ended 2022 with active partnerships including Unit Finance, Flexible Finance, Increase, Upgrade, Kashable, Jaris, Grow Credit, MentorWorks, and Marlette. Fintech companies provide technologies to enable the delivery of digital bank services, which generate interest income, fees, and deposits and increase the Bank’s customer reach beyond its traditional branch footprint. Two of the Company's fintech relationships provide the Bank access to other fintech companies and vastly expand the Bank’s customer reach.

As a bank holding company incorporated under the laws of the Commonwealth of Virginia, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia SCC”). The Bank’s primary federal regulator is the Office of the Comptroller of the Currency (the “OCC”).

The Bank’s primary source of revenue is interest income from its lending activities. The Bank’s other major sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, mortgage banking income, gains on sales of government-guaranteed loans, transactions and fee income from its lending and deposit activities, including fintech, and income associated with wealth and trust management services. The Bank’s major expenses are interest on deposits and general and administrative expenses, such as employee salaries and benefits, federal deposit insurance premiums, data processing expenses, technology costs, and office occupancy expenses.

On August 29, 2022, the Bank entered into a formal written agreement (the “Written Agreement”) with the OCC. The Written Agreement principally concerns the Bank’s fintech line of business and requires the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. A complete copy of the Written Agreement was furnished in a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 1, 2022 and can be accessed on the SEC’s website (www.sec.gov) and the Company’s website (www.blueridgebankshares.com). The Company is actively working to bring the Bank’s fintech policies, procedures, and operations into conformity with OCC directives and believes its work to date has been delivered on schedule.

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

In the first quarter of 2022, the Bank sold its majority interest in MoneyWise Payroll Solutions, Inc., to the holder of the minority interest.

The principal executive offices of the Company are located at 1807 Seminole Trail, Charlottesville, Virginia 22901, and its telephone number is (540) 743-6521.

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The Company’s website can be accessed at https://www.blueridgebankshares.com. The Company makes its SEC filings available free of charge through this website under “Investor Relations,” “Financial Documents,” “Documents” as soon as practicable after filing or furnishing the material to the SEC. Copies of documents can also be obtained free of charge by writing to the Company’s Corporate Secretary at P.O. Box 609, 17 West Main Street, Luray, Virginia 22835, or by calling (540) 743-6521. Information on the Company’s website does not constitute part of, and is not incorporated into, this report or any other filing the Company makes with the SEC.

The Company qualifies as an “emerging growth company”, as defined in federal securities laws. For as long as it continues to be an emerging growth company, the Company may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to a company that is not an issuer (as defined under Section 2(a) of the Sarbanes-Oxley Act), if such standards apply to companies that are not issuers. This may make the Company’s financial statements not comparable with other public companies that are not emerging growth companies or that are emerging growth companies that have opted out of the extended transition period because of the potential differences in accounting standards used. The Company may be an emerging growth company for up to five years, although that status is lost sooner if gross revenues exceed $1.235 billion, if it issues more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case the Company would no longer be an emerging growth company as of the following December 31.

Market Area

The Bank currently has branches in Callao, Charlottesville, Chester, Colonial Heights, Culpeper, Fredericksburg, Gordonsville, Harrisonburg, Hartfield, Henrico, Kilmarnock, Louisa, Luray, Martinsville, Midlothian, Mineral, Montross,

Orange, Petersburg, Richmond, Shenandoah, Suffolk, Virginia Beach, Warsaw, and White Stone, Virginia, and in Greensboro, North Carolina. Interstates 40, 64, 66, 73, 74, 81, 85, and 95 and ancillary major highways pass through the Bank’s trade area and provide efficient access to other regions of Virginia, North Carolina, and beyond. The Company’s primary market area stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and central North Carolina. The Company’s retail mortgage operations are primarily in the Mid-Atlantic and Southern regions of the United States, while the Company's wholesale mortgage operations are nationwide. The Company’s guaranteed government lending and fintech markets span across the United States.

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

Residential Mortgage Loans. Residential mortgages are underwritten and documented within regulatory guidelines. The Company offers residential loan origination with such loans either sold in the secondary market or held by the Bank. Home mortgages are generally underwritten in accordance with the guidelines of agencies including the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), and Government National Mortgage Association (“Ginnie Mae”). These loans are then sold into the secondary market on a loan-by-loan basis, usually directly to Freddie Mac, Fannie Mae, and Ginnie Mae. The Bank earns origination fees and a premium on servicing rights, if the loans are sold with servicing retained.

Commercial Real Estate Loans. Loans in this category include loans on real estate used for commercial purposes. Loans in this segment are underwritten to mitigate declines in real estate values, changes in the underlying cash flows from the properties, and general economic conditions.

Commercial and Industrial Loans. Commercial lending activities of the Company include business loans, asset-based loans, and other secured and unsecured loans and lines of credit. Commercial and industrial loans may entail greater risk than residential mortgage loans, and therefore are underwritten with strict risk management standards. During 2022, the Company added a team focused on commercial and industrial lending to middle market businesses, which are those businesses generally with revenues of at least $25 million. Among the criteria for determining the borrower’s ability to repay is a cash flow analysis of the business and business collateral.

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

Consumer Loans. The Company’s consumer lending services include automobile lending, home equity lines of credit, credit cards, and other unsecured personal loans. These consumer loans historically entail greater risk than loans secured by real estate.

Consumer Deposit Services. Consumer deposit products offered by the Company include checking accounts, savings accounts, money market accounts, certificates of deposit, online banking, mobile banking, and electronic statements.

Commercial Banking Services. The Company offers a variety of services to commercial customers, including analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, online banking, telephone banking, remote deposit, and a full line of commercial lending options. The Company also offers property and casualty insurance and employee benefit plans and administration.

Wealth and Trust Services. The Company, through the Financial Group, offers management services for personal and corporate trusts, including estate planning, estate settlement and trust administration, insurance products, and investment and wealth management.

Banking as a Service. The Company, through the Bank, provides banking as a service (“BaaS”) to its fintech partners. BaaS is a model that provides products and banking services to nonbank fintech partners, which are, in turn, offered to a broad base of consumers and small businesses through internet-enabled connections. The Company refers to BaaS as an offering to those fintech partners that generate deposits and provide payment services. The Company also partners with certain of the fintech providers that accommodate lending programs, both consumer and small business.

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

Environmental. During 2021, the Company began its initiative to contribute to curtailing the impacts of global climate change. The Company, through the Bank, joined the Net-Zero Banking Alliance ("NZBA"), a United Nations convened and industry-led initiative to lead practices and accountability in carbon reduction plans. The Bank will align its operations and its lending and investment portfolios to achieve net-zero emissions by 2040, while achieving intermediate performance targets by 2030. The Bank has installed electric vehicle charging stations at two of its branch locations and is reviewing other locations for accessibility and utilization. In April 2022, the Company announced an initiative to eliminate single-use plastic items within its business offices by the end of 2024 in conjunction with an effort to boost recycling efforts internally. The Company has a number of initiatives that are in various stages of study for feasibility.

Social. The Company’s board of directors and management are committed to employing a diverse workforce and the Company has developed plans, and continues to develop plans, and metrics against which actions will be measured. For example, the Company plans to adopt a diversity, equity, and inclusion plan in 2023.

As further discussed in the Supervision and Regulation section below, the Bank is subject to the Community Reinvestment Act (the "CRA"), under which the appropriate federal banking agency periodically assesses the Bank’s record in meeting the credit needs of the communities it serves, including low and moderate income neighborhoods. The Bank has a designated CRA officer who monitors the Bank’s compliance under the CRA.

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

Human Capital Resources

The success of the Company is directly attributable to its exceptional and dedicated team of employees. Management focuses on designing compensation, incentive, and benefit programs to ensure that the Company is competitive in attracting and retaining top talent in the market, while emphasizing the importance of diversity, equity, and inclusion. Management believes that the Company's compensation programs offer competitive pay and benefits, including paid time off for vacations and sick leave, a 401(k) plan, health, dental, and vision plans, life and disability coverage, wellness plans, paid training, including tuition reimbursement, and pre-tax flexible spending accounts. In February 2023, the Company announced a sabbatical leave program to promote the benefits of work-life balance in conjunction with rewarding longevity. The Company is committed to maintaining a living wage for all its employees, raising the minimum pay rate in 2021 to $17 per hour, and then raising it to $18 per hour in February 2023. Management believes that fostering an environment that values diversity, equity, and inclusion creates an organization that is able to embrace, leverage, and respect differences amongst the

Company's employees and customers. Management believes that such an environment results in improved employee morale and higher levels of job satisfaction, which ultimately translates into a better customer experience.

Management also believes in giving back to the communities in which the Company serves. In 2022, the Company committed approximately $440 thousand of financial donations to many community organizations and nonprofits, including first responders, colleges and universities, youth athletics, and the arts. In addition, the Company's employees donate countless hours volunteering in business associations and helping the underserved.

The Company had 496 full-time and 39 part-time employees as of December 31, 2022. None of its employees are represented by any collective bargaining unit and the Company believes that relations with its employees are good.

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

The Bank is subject to the Written Agreement, which principally concerns the Bank’s fintech line of business and requires the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. A complete copy of the Written Agreement was furnished in a Form 8-K filed with the SEC on September 1, 2022 and can be accessed on the SEC’s website (www.sec.gov) and the Company’s website (www.blueridgebankshares.com). The Company is actively working to bring the Bank’s fintech policies, procedures, and operations into conformity with OCC directives and believes its work to date has been delivered on schedule.

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

Blue Ridge Bankshares, Inc.

The Company is qualified as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Federal Reserve. As a bank holding company, the Company is subject to supervision, regulation, and examination by the Federal Reserve and is required to file various reports and additional information with the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulations, and examination by the Virginia SCC.

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

On October 18, 2022, the FDIC adopted a final rule to increase base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. The increase is being instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the “reserve ratio” of the DIF to total industry deposits. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2 percent. In the years ended December 31, 2022 and 2021, the Company recorded expense of $1.3 million and $1.0 million, respectively, for FDIC insurance premiums.

Capital Requirements

The Federal Reserve, the OCC, and the FDIC have issued substantially similar capital requirements applicable to all banks and bank holding companies. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The Bank is subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The Basel III Capital Rules, effective January 1, 2015, require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets ("Tier 1 Leverage ratio"). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation, based on the amount of the shortfall. The common equity Tier 1 capital ratio was 10.25% for the Bank as of December 31, 2022. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 10.25% and 11.15%, respectively, as of December 31, 2022. The Tier 1 Leverage ratio for the Bank was 9.25% as of December 31, 2022.

With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act incorporate a common equity Tier 1 capital ratio and increase certain other capital ratios. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a Tier 1 Leverage ratio of at least 5.0%. The Bank exceeded the thresholds to be considered well capitalized as of December 31, 2022.

Under the Basel III Capital Rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes, as of December 31, 2022, the Bank met all capital adequacy requirements to which it is subject.

In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards are effective on January 1, 2023, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

In August 2018, the Federal Reserve issued an interim final rule required by the EGRRCPA that expands the applicability of the Federal Reserve’s Small Bank Holding Company Policy Statement (the “SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). The annual measurement date to determine if a bank holding company's total assets meets the $3 billion threshold is June 30. Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements). As of June 30, 2022, the most recent annual measurement date, the Company had less than $3 billion in total consolidated assets and would likely qualify under the revised SBHC Policy Statement. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules.

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

In addition, Section 18(c) of the Federal Deposit Insurance Act, commonly known as the “Bank Merger Act,” requires the prior written approval of the OCC before any national bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a national bank. In determining whether to approve a proposed merger transaction, the OCC must consider the effect on competition, the financial and managerial resources and future prospects of the existing and resulting institutions, the convenience and needs of the communities to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities.

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

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. For example, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, either by considering underwriting factors prescribed by Regulation Z or by originating loans that meet the definition of a “qualified mortgage.” If the Company fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

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

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework. If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

Anti-Money Laundering Legislation

The Company is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (the “AML laws”). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020.

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

Incentive Compensation

In June 2010, the federal bank regulatory agencies issued final Interagency Guidance on Sound Incentive Compensation Policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies covers all employees who have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, and is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2022, the Company had not been made aware of any instances of non-compliance with the guidance.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE American, the exchange on which the Company's common stock is listed, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires the Company to adopt a clawback policy that is compliant with the new listing standard within 60 days after such standard becomes effective.

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective in January 2014, amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or term exceeding 30 years. In addition, a qualified mortgage generally must meet certain price-based thresholds, and the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

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

In November 2021, the federal banking agencies approved a final rule that, among other things, requires banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.” The rule also requires bank service providers to notify their banking organization customers as soon as possible after becoming aware of similar incidents.

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

Temporary Troubled Debt Restructurings (“TDRs”) Relief. The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension. The Appropriations Act extended this temporary relief until January 1, 2022.

Paycheck Protection Program. The CARES Act created the PPP, administered by the SBA, and it was extended by the Appropriations Act. Under the PPP, a total of $953 billion of relief was made available through May 31, 2021, and the money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans were provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

Regulatory and Operational

The Bank’s formal written agreement with the OCC has required, and in the future will require, the Bank to devote significant resources to enhance its fintech policies, procedures, and operations, and the failure to comply with any provision of the agreement may cause the OCC to take further action against it.

On August 29, 2022, the Bank entered into the Written Agreement with the OCC. The Written Agreement requires the Bank to, among other things, enhance oversight of its third-party fintech partnerships, improve its control framework related to anti-money laundering and Bank Secrecy Act compliance and adopt, implement, and adhere to revised and expanded risk-based policies, procedures, and processes. While subject to the Written Agreement, the Bank will also be required to obtain an OCC non-objection prior to onboarding or signing a contract with a new third-party fintech partner or offering new products or services or conducting new activities with or through existing third-party fintech partners.

The Company's management and boards of directors have devoted, and expect to continue to devote considerable time, attention, and resources on developing, implementing, and monitoring corrective actions to comply with the terms of the Written Agreement. The Company is also utilizing third-party consultants and other advisors to assist in complying with the Written Agreement and noninterest expense has increased, and may continue to increase, as a result. The Company's noninterest income and deposits may decrease to the extent that the Company changes or terminates certain fintech relationships or products or is unable to successfully create new fintech relationships or products. There is no guarantee that the Company will ultimately address the OCC’s concerns and comply with all of the terms of the Written Agreement. If the Company does not comply with the Written Agreement, it could be subject to more restrictive enforcement actions.

The Company operates in a highly-regulated industry and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation and financial accounting or reporting, including changes in them or the Company’s failure to comply with them, may adversely affect the Company.

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

The Company faces increasing regulation and supervision of its industry. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations, or regulatory policies, or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Company in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, the Company’s costs and limit its ability to pursue business opportunities. Further, the Company’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject it to restrictions on its business activities, fines, and other penalties, any of which could adversely affect the Company’s results of operations, capital base, and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business and financial condition.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. For example, effective January 1, 2023, the Company will adopt Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses (referred herein as "current expected credit losses" or "CECL"). CECL is generally viewed throughout the industry as the most significant change in accounting standards to affect financial institutions in decades as it fundamentally changes the accounting for and estimation of the allowance for loan losses. The current incurred loss approach will be replaced by a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As a result, the Company has incurred additional expenses to support both the adoption and the subsequent accounting and financial reporting requirements of CECL. For more information regarding recent accounting pronouncements and their effects on the Company, including CECL, see “Recent Accounting Pronouncements” in Note 2 of the Company’s audited financial statements as of and for the year ended December 31, 2022.

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

In order to be successful, the Company must identify and retain experienced key management members and sales staff with local expertise and relationships. Competition for qualified personnel is intense and there is a limited number of qualified persons with knowledge of and experience in banking and in the Company’s chosen geographic markets. Even if the Company identifies individuals that it believes could assist it in building its franchise, it may be unable to recruit these individuals away from their current employers. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out the Company’s strategy is often lengthy. The Company’s inability to identify, recruit, and retain talented personnel could limit its growth and could materially adversely affect its business, financial condition, and results of operations.

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

The Company is subject to a variety of operational risks, including reputational risk, legal and compliance risk, and the risk of fraud or theft by employees, directors or outsiders.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees, directors or outsiders, unauthorized transactions by employees, operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or communications systems.

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

On August 12, 2019, a former employee of VCB and participant in its Employee Stock Ownership Plan (the “VCB ESOP”) filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the VCB ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:19-cv-00045-GEC). The complaint alleges, among other things, that the defendants breached their fiduciary duties to ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of the Company’s acquisition of VCB. The Company believes the claims are without merit. The outcome of this litigation is uncertain, and the plaintiff and other individuals may file additional lawsuits related to the VCB ESOP. The defense, settlement, or adverse outcome of any such lawsuit or claim could have a material adverse impact on the Company.

The Company may be adversely impacted by the transition from the use of the LIBOR index as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one-week and two-month LIBOR offered rates will cease after December 31, 2022, but the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2022 would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2022. As of December 31, 2022, the Company had approximately $129.6 million of existing loan agreements indexed to LIBOR.

Regulators, industry groups, and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., SOFR, as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. For example, SOFR is a relatively new reference rate, has a very limited history, and differs fundamentally from U.S. Dollar LIBOR. SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, whereas U.S. Dollar LIBOR is an unsecured rate that represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as U.S. Dollar LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for U.S. Dollar LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under the Company’s loan agreements with borrowers, subordinated notes that it has issued, or other financial arrangements may cause the Company to incur expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Company’s results of operations.

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

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in the Bank’s loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact the Company’s financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which the Company operates. Overall, climate change, its effects and the resulting unknown impact, could have a material adverse effect on the Company’s financial condition and results of operations.

Interest Rate Risk

The Company’s business is subject to interest rate risk, and variations in interest rates and inadequate management of interest rate risk may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits. It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and the current interest rate environment encourages extreme competition for new loan originations from qualified borrowers. The Company’s management cannot ensure that it can minimize interest rate risk. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, and the Company’s overall profitability. In 2022, the Federal Reserve increased the target federal funds rate by 425 basis points to a range of 425 to 450 basis points as of December 31, 2022.

Market Conditions

The economic impact of the COVID-19 pandemic and measures intended to prevent its spread could adversely affect the Company’s business, financial condition, and operations.

Global health and economic concerns relating to the COVID-19 pandemic and government actions taken to reduce the spread of the virus have significantly disrupted the macroeconomic environment in the United States. Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession. Further, the COVID-19 pandemic could have long-lasting impacts on consumer behavior and business practices, including on remote work and business travel. The COVID-19 pandemic and related adverse economic consequences could cause adverse effects on the Company due to a number of operational factors impacting it or its customers or business partners, including but not limited to:

•
loan losses resulting from financial stress experienced by the Company’s customers;
•
collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•
operational failures, disruptions, or inefficiencies due to changes in the Company’s normal business practices;
•
business disruptions experienced by the Company’s vendors and business partners in carrying out critical services that support the Company’s operations;
•
decreased demand for the Company’s products and services;
•
potential financial liability, loan losses, litigation costs, or reputational damage resulting from the Company’s origination of loans as a participating lender in the PPP administered by the SBA; and
•
heightened levels of cybersecurity risks and payment fraud due to disruption brought about by the pandemic, remote work and increased online activity.

The extent to which the COVID-19 pandemic and related economic consequences impact the Company’s business, liquidity, financial condition, and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, if and when the virus can be fully controlled and abated and the extent of its lasting impacts on economic and operating conditions. The impact of the removal of most pandemic related economic stimulus programs is also unknown. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 and related economic consequences materialize, it could exacerbate the other risk factors discussed in this section, or otherwise materially and adversely affect the Company’s business, liquidity, financial condition, and results of operations.

Changes in economic conditions, especially in the areas in which the Company conducts operations, could materially and negatively affect its business.

The Company’s business is directly impacted by economic conditions, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond its control. A deterioration in economic conditions, whether caused by global, national, or local concerns (including the continued effects of the COVID-19 pandemic, inflation concerns, rising wages in a tight labor market, geopolitical uncertainty, and supply chain complications), especially within the Company’s market area, could result in the following potentially material consequences: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or non-interest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans. A continued economic downturn could result in losses that materially and adversely affect the Company’s business.

The Company may be adversely impacted by changes in market conditions.

The Company is directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with the Company’s operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing the Company to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. The Company’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, inactivity or instability in the credit markets, and changes in market interest rates. For example, the Company carries its available for sale securities portfolio at estimated fair market value. The after-tax unrealized loss of this portfolio, a component of accumulated other comprehensive income on the consolidated balance sheets, was approximately $45.1 million and $3.6 million as of December 31, 2022 and 2021, respectively. The increase in the after-tax unrealized loss in 2022 was primarily attributable to increases in market interest rates from the time such investments were purchased. Any changes in these market conditions, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio, which could adversely affect the Company’s financial condition, capital ratios, and results of operations.

The Company’s mortgage banking revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact the Company’s profits.

Residential mortgage banking income, net, represented approximately 26.2% of total noninterest income for the year ended December 31, 2022. The success of the Company’s mortgage division is dependent upon its ability to originate loans and sell them to investors at or near current volumes. Mortgage loan production levels are highly sensitive to changes in the level of interest rates and changes in economic conditions. Revenues from mortgage banking generally are favorably impacted by decreasing interest rates and a low interest rate environment that creates the potential for mortgage loan refinancing activity. Conversely, revenues are adversely affected by rising interest rates, home affordability and inventory, increases in competitive pressures, and changing incentives for homeownership. During 2022, revenues from mortgage banking decreased significantly, primarily due to lower mortgage volumes as demand declined as market interest rates increased significantly during 2022. Loan production levels may continue to suffer if there is a sustained slowdown in the housing markets in which the Company conducts business or tightening credit conditions. Any sustained period of decreased activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage banking activities. As a result, these conditions would also adversely affect the Company’s results of operations.

The Company’s business and earnings are impacted by governmental, fiscal, and monetary policy over which it has no control.

The Company is affected by domestic monetary policy. The Federal Reserve regulates the supply of money and credit in the United States, and its policies determine in large part the Company’s cost of funds for lending, investing, and capital raising activities and the return it earns on those loans and investments, both of which affect the Company’s net interest margin. The actions of the Federal Reserve also can materially affect the value of financial instruments that the Company holds, such as loans and debt securities, and also can affect the Company’s borrowers, potentially increasing the risk that they may fail to repay their loans. The Company’s business and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States. Changes in fiscal or monetary policy are beyond the Company’s control and hard to predict. In 2022, the Federal Reserve increased the target federal funds rate by 425 basis points to a range of 425 to 450 basis points as of December 31, 2022.

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

The Company’s common stock is listed on the NYSE American market under the symbol “BRBS”. There is no guarantee that the Company will be able to maintain the listing of its common stock on the NYSE American in the future. Currently, the Company’s common stock is thinly traded and has substantially less liquidity than the trading markets for many other bank holding companies. In addition, there can be no assurance that a more active trading market for shares of the Company’s common stock will develop or if one develops, that it can be sustained. The development of a liquid public market depends on the existence of willing buyers and sellers, the presence of which is not within the Company’s control. Therefore, the Company’s shareholders may not be able to sell their shares at the volume, prices, or times that they desire. Shareholders should be financially prepared and able to hold shares for an indefinite period.

In addition, thinly traded stocks can be more volatile than more widely traded stocks. Several factors could cause the price of the Company's stock to fluctuate substantially. These factors include, but are not limited to, analysts’ recommendations or projections, developments related to the Company’s business and operations, stock performance of other companies deemed to be peers, news reports of trends, concerns, and irrational exuberance on the part of investors, geopolitical uncertainty, and other issues related to the financial services industry. The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Credit Risk

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions, and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions, as well as excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

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

The Company’s nonperforming assets adversely affect its net income in various ways. Nonperforming assets, which include nonaccrual loans and loans past due 90 days and still accruing interest (excluding purchased credit-impaired loans and accruing TDRs) and other real estate owned (“OREO”), were $18.6 million, or 0.59% of total assets, as of December 31, 2022. When the Company receives collateral through foreclosures and similar proceedings, it is required to record the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in, or negative changes in, the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in nonperforming loans in the future.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of

December 31, 2022, approximately 73.1% of the Company’s loans were secured by real estate, both residential and commercial, substantially all of which are located in its market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2022, the Company had approximately $865.0 million in loans secured by commercial real estate, representing approximately 35.9% of total loans outstanding at that date. The real estate consists primarily of non-owner-occupied properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential and owner-occupied real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers ability to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a sustained downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

At December 31, 2022, approximately 10.8% of the Company’s loan portfolio, or $259.9 million, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, it may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although the Company’s underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to the Company’s operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

The Company’s results of operations are significantly affected by the ability of borrowers to repay their loans.

A significant source of risk for the Company is the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loan agreements. Most of the Company’s loans are secured, but some loans are unsecured. With respect to the secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in economic, environmental, and other conditions, including the impacts of the COVID-19 pandemic, declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination, and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company depends on the accuracy and completeness of information about clients and counterparties and the Company’s financial condition could be adversely affected if it relies on misleading or incorrect information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which it does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a client’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of that client. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading or other information that turns out to be misleading or incorrect.

The Company relies upon independent appraisers to determine the value of the real estate that secures a significant portion of its loans and the value of foreclosed properties carried on its books, and the values indicated by such appraisers may not be realizable if it is forced to foreclose upon such loans or liquidate such foreclosed properties.

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

In the course of its business, the Company may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with such properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs, or the Company may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Company’s results of operations.

Mergers and Acquisitions and Growth Strategy

The Company may not be able to successfully manage its long-term growth, which may adversely affect its results of operations and financial condition.

A key aspect of the Company’s long-term business strategy is its continued growth and expansion. During the past several years, the Company has experienced rapid growth through loan growth, its acquisitions of Virginia Community Bankshares, Inc. and Bay Banks of Virginia, Inc., and its partnerships with fintech providers.

The Company may not be able to successfully continue its growth if it is unable to identify attractive markets, locations, or opportunities to expand in the future, or if the Company is subject to regulatory restrictions on growth or expansion of its operations, including its fintech partnerships, due to the Written Agreement with the OCC. The Company’s ability to manage its growth successfully also will depend on whether it can maintain capital levels adequate to support its growth, maintain cost controls and asset quality, maintain regulatory requirements, and successfully integrate any businesses the Company acquires or partners with into its organization.

The Company has acquired and expanded into new product lines and may consider additional acquisitions and expansion into other businesses that it believes will help it fulfill its strategic objectives. The Company expects that other banking and financial companies, some of which have significantly greater resources, will compete with it to acquire financial services businesses. This competition could increase prices for potential acquisitions that the Company believes are attractive. Acquisitions are also subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate acquisitions that it believes are in its best interests.

When the Company enters into new markets or new lines of business, its lack of history and familiarity with those markets, clients, and lines of business may lead to unexpected challenges or difficulties that inhibit its success. The Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a growth strategy leading to long-term financial benefits.

The Company’s strategy also includes growing partnerships with fintech companies, which serve as a source of loan and deposit growth, fee income, and technology-related solutions for the Bank. These initiatives may require the Bank to employ additional qualified personnel and additional operational and control systems to oversee and manage operational, legal, and compliance risks associated with these partnerships. As noted previously, during 2022, the Bank entered into the Written Agreement with the OCC requiring it, among other things, to enhance oversight of these third-party fintech partnerships, improve its control framework related to anti-money laundering and Bank Secrecy Act compliance and adopt, implement, and adhere to revised and expanded risk-based policies, procedures, and processes. In certain cases, the Company also has made and may continue to make investments in these third-party fintech companies, which may be unseasoned, unprofitable, or have limited established operating histories or earnings and may be more vulnerable to financial failure. Any failure to successfully manage these partnerships and related Bank operations, or the failure of these fintech companies to perform, subjects the Bank to supervisory or compliance risks, subjects the Company to a loss of its investment, or delays or otherwise adversely affects the Company’s expansion, future financial condition, and results of operations.

Liquidity and Capital

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters and geopolitical uncertainty. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, the ability to maintain fintech partnerships, and general economic conditions. The Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow experiences increasing loan demand or is unable to maintain its deposit base. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments, liquidate assets, or pay higher rates on deposits should such sources not be adequate.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of the Company is located at 1807 Seminole Trail, Charlottesville, Virginia 22901 in a building leased by the Bank. The Main Office of the Bank is located at 1 East Market Street, Martinsville, Virginia 24112 in a building leased by the Bank. The Company's subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2022, the Company's employees occupied an additional 46 properties, of which 18 were owned by the Company. Additional information with respect to the amounts at which Company premises and equipment are carried and commitments under long-term leases is set forth in Part II, Item 8 - "Financial Statements and Supplementary Data", Note 5 - "Premises and Equipment, net" and Note 12 - "Leases", respectively, in this Form 10-K.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company’s common stock is listed on the NYSE American market under the symbol “BRBS”. There were 18,946,466 shares of the Company’s common stock outstanding at the close of business on March 1, 2023, which were held by approximately 2,552 shareholders of record. The closing price of the Company's common stock on December 31, 2022 was $12.49 per common share compared to $17.78 per common share as of December 31, 2021.

Five-Year Stock Performance Graph

The following five-year stock performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Company's common stock to the Invesco KBW Regional Banking ETF (NASDAQ ticker: "KBWR") and the Russell 2000® Index (ticker: "RUT"). This comparison assumes $100.00 was invested on December 31, 2017 in the Company’s common stock and the comparison indices and the cumulative return is measured as of each subsequent fiscal year-end.

Total Return Performance
$200.00
$150.00
$100.00
$50.00
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Blue Ridge Bankshares, Inc.
Invesco KBW Regional Banking ETF
Russell 2000® Index

Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Blue Ridge Bankshares, Inc.	$100.00	$104.45	$129.72	$113.44	$175.85	$126.86
Invesco KBW Regional Banking ETF	100.00	81.69	100.94	91.91	125.04	116.02
Russell 2000® Index	100.00	87.82	108.66	128.61	146.23	114.70

The performance graph above does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates the performance graph by reference therein.

Dividends

The Company paid four quarterly dividends totaling $0.49 per common share in the year ended December 31, 2022. On January 10, 2023, the board of directors of the Company declared a quarterly dividend of $0.1225 per common share to shareholders of record as of the close of business on January 23, 2023, which was paid on January 31, 2023.

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

Stock Repurchases

There were no repurchases of the Company's common stock during the year ended December 31, 2022.

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
•
the impact of, and the ability to comply with, the terms of the formal written agreement between the Bank and the OCC;
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
•
technological and social media changes impacting the Company, the Bank, and the financial services industry in general;
•
the Bank's ability to effectively manage its fintech partnerships, and the abilities of those fintech companies to perform as expected;
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
•
the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB, or other accounting standards setting bodies, for example, the Company's adoption of CECL effective January 1, 2023;
•
the impact of the COVID-19 pandemic, including the adverse impact on our business and operations and on the Company’s customers which may result, among other things, in increased delinquencies, defaults, foreclosures and losses on loans;
•
the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
•
geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;
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
•
the effect of acquisitions the Company may make in the future, including, without limitation, disruption of employee or customer relationships, and the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be adequate to absorb probable losses inherent in the portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries, and other pertinent factors, such as regulatory guidance and general economic conditions. The Company’s allowance for loan losses is established through a provision for loan losses charged to earnings. Loans identified as losses and deemed uncollectible by management are charged to the allowance for loan losses. Subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses is evaluated on a periodic basis by management, but no less than quarterly.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. The Company considers a loan to be impaired when 1) the risk grade of the loan is substandard or worse and the balance of the loan exceeds $500,000 or 2) the loan is a TDR, regardless of balance. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past due interest. Measurement of impairment is based on the expected future cash flows of an impaired loan, discounted at the loan's effective interest rate, or measured based on an observable market value, if one exists, or the fair value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan balance (including any unamortized premium or discount associated with the loan) an impairment is recognized and a specific reserve is established for the impaired loan. The general component of the allowance for loan losses covers those loans not classified as impaired and those loans classified as impaired that are not individually evaluated for impairment. Loans in the general component population are segmented into homogenous groups that share similar characteristics and receive a loss factor that is based on historical loss experience adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data. Internal and external factors include, but are not limited to, internal underwriting standards, loan portfolio composition and concentrations, and local and national economic conditions.

The determination of the allowance for loan losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change.

Credit losses are an inherent part of the Company’s business. Management believes the methodologies for determining the allowance for loan losses and the current level of the allowance are appropriate; however, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded as a charge to earnings.

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

Loans are designated purchased credit-impaired ("PCI") on the effective date of a business combination when there is evidence of credit deterioration after origination and for which it is probable that all contractually required principal and interest payments will not be collected. The applicable accounting guidance for PCI loans is ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company recognizes interest income on PCI loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. PCI loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite yield and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the accretable yield, is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loan loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflects only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

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

Fair Value Measurements

The Company determines the fair values of financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy describes three levels of inputs that may be used to measure fair value. For example, the Company’s available-for-sale investment securities are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service. This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates; therefore, the values presented may not represent future fair values and may not be realizable.

Derivatives

Derivatives are recognized as assets and liabilities on the Company’s consolidated balance sheets and measured at fair value. The Company’s derivatives consist of forward sales of to-be-announced ("TBA") mortgage-backed securities ("MBS") and interest rate lock commitments. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings.

During the normal course of business, the Company enters into commitments to originate mortgage loans, whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Company enters into positions of forward month MBS TBA contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis. The Company enters into TBA contracts in order to control interest rate risk during the period between the rate lock commitment and mandatory sale of the mortgage loan. Both the rate lock commitment and the forward TBA contract are considered derivatives. A mortgage loan sold on a best efforts basis is locked into a forward sales contract with a counterparty on the same day as the rate lock commitment to control interest rate risk during the period between the commitment and the sale of the mortgage loan. Both the rate lock commitment and the forward sales contract are considered derivatives.

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

Income Taxes

Income taxes are accounted for using the balance sheet method in accordance with ASC 740, Accounting for Income Taxes. Per ASC 740, the objective is to (a) recognize the amount of taxes payable or refundable for the current year, and (b) defer tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or federal income tax returns. A net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book (i.e., financial statement) and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Temporary differences are reversed in the period in which an amount or amounts become taxable or deductible.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income; a deferred tax asset is recognized for all temporary differences that will result in future tax deductions, potentially reduced by a valuation allowance. A valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carryback years, future releases of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. Additionally, cumulative losses in recent years, if any, are considered negative evidence that may be difficult to overcome to support a conclusion that future taxable income, exclusive of reversing temporary differences and carryforwards, is sufficient to realize a deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The evaluation of the recoverability of deferred tax assets requires management to make significant judgments regarding the releases of temporary differences and future profitability, among other items. The Company concluded that, as of December 31, 2022, no valuation allowance was required on the Company's deferred tax asset.

Mortgage Servicing Rights ("MSR")

MSR assets represent the economic value associated with servicing a borrower during the life of the mortgage. The assets are separate from the underlying mortgage and may be retained or sold by the Company when the related mortgage is sold. In accordance with ASC 860-50, Transfers and Servicing, MSR assets are initially recognized at fair value and subsequently accounted for using either the amortization method or the fair value measurement method. On January 1, 2022, the Company changed its accounting method for MSR assets from the amortization method to the fair value measurement method. This change in accounting method, which was an irrevocable election, was prospective in nature and resulted in an after-tax difference in carrying values of its MSR assets under the two methods at the beginning of the year. Consequently, a positive $3.5 million after-tax cumulative effect adjustment was recorded to stockholders' equity as of January 1, 2022.

Five Year Summary of Selected Financial Data

(Dollars and shares in thousands, except per share data)	2022	2021	2020	2019	2018
Income Statement Data:
Interest income	$127,476	$103,546	$54,460	$30,888	$22,437
Interest expense	17,085	11,065	9,950	9,520	5,152
Net interest income	110,391	92,481	44,510	21,368	17,285
Provision for loan losses	17,886	117	10,450	1,742	1,225
Net interest income after provision for loan losses	92,505	92,364	34,060	19,626	16,060
Noninterest income	48,092	86,988	55,850	17,816	9,113
Noninterest expense	104,776	110,988	67,236	31,806	19,361
Income from continuing operations before income tax expense	35,821	68,364	22,674	5,636	5,812
Income tax expense attributable to continuing operations	8,244	15,740	4,837	985	1,167
Net income from continuing operations	27,577	52,624	17,837	4,651	4,645
Net income (loss) from discontinued operations	337	(144)	(140)	(47)	(73)
Net income from discontinued operations attributable to noncontrolling interest	(1)	(3)	(1)	(24)	(13)
Net income attributable to Blue Ridge Bankshares, Inc.	$27,913	$52,477	$17,696	$4,580	$4,559
Per Common Share Data:
Diluted EPS from continuing operations (1)	$1.46	$2.95	$2.07	$0.74	$1.09
Dividends declared per share (1) (2)	0.4900	0.4350	0.2850	0.3800	0.3600
Book value per common share (1)	13.69	14.76	12.61	10.88	9.41
Balance Sheet Data:
Total assets	$3,141,045	$2,665,139	$1,498,258	$960,811	$539,590
Loans held for investment, gross (including PPP loans)	2,411,059	1,807,578	1,016,694	646,834	414,868
Loans held for sale	69,534	121,943	152,931	55,646	29,233
Securities	399,374	396,050	120,648	128,897	58,750
Total deposits	2,502,507	2,297,771	945,109	722,030	415,027
Subordinated notes, net	39,920	39,986	24,506	9,800	9,766
FHLB borrowings	311,700	10,111	115,000	124,800	73,100
FRB borrowings	51	17,901	281,650	—	—
Stockholders' equity	259,373	277,139	108,200	92,337	39,621
Weighted average common shares outstanding - basic (1)	18,811	17,841	8,535	6,221	4,169
Weighted average common shares outstanding - diluted (1)	18,825	17,851	8,535	6,221	4,169
Financial Ratios:
Return on average assets	0.99%	1.86%	1.44%	0.61%	0.95%
Return on average equity	10.58%	21.50%	17.65%	6.94%	12.02%
Net interest margin	4.22%	3.51%	3.49%	3.34%	3.88%
Efficiency ratio	66.11%	62.15%	67.49%	81.78%	74.66%
Dividend payout ratio	33.56%	14.80%	13.75%	51.61%	32.92%
Capital and Credit Quality Ratios:
Average equity to average assets	9.34%	8.65%	7.08%	8.79%	7.89%
Allowance for loan losses to loans held for investment, excluding PPP loans	0.96%	0.68%	1.90%	0.71%	0.86%
Nonperforming loans to total assets	0.59%	0.60%	0.44%	0.54%	1.39%
Nonperforming assets to total assets	0.60%	0.61%	0.44%	0.54%	1.42%
Net charge-offs to total loans held for investment	0.30%	0.10%	0.12%	0.12%	0.11%

(1) Share and per share figures have been adjusted for all periods presented to reflect the Company's 3-for-2 stock split effective April 30, 2021.
(2) Beginning in the fourth quarter of 2020, the quarterly dividends have been declared and paid subsequent to the applicable quarter-end.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

This section of this Form 10-K generally discusses 2022 and 2021 events and results and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

For the year ended December 31, 2022, the Company reported net income from continuing operations of $27.5 million compared to $52.6 million reported for 2021. Basic and diluted earnings per share from continuing operations were $1.46 for 2022 compared to $2.95 for 2021.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings.

The following table presents the average balance sheets for each of the years ended December 31, 2022, 2021, and 2020. In addition, the amounts of interest earned on interest-earning assets, with related taxable equivalent yields, and interest expense on interest-bearing liabilities, with related rates, are presented.

	For the Years Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Taxable securities	$386,363	$8,744	2.26%	$304,685	$5,192	1.70%	$106,228	$2,582	2.43%
Tax-exempt securities (1)	20,562	423	2.06%	12,518	302	2.41%	6,175	178	2.88%
Total securities	406,925	9,167	2.25%	317,203	5,494	1.73%	112,403	2,760	2.46%
Interest-earning deposits in other banks	83,544	1,208	1.45%	114,316	135	0.12%	108,587	169	0.16%
Federal funds sold	33,989	364	1.07%	45,314	47	0.10%	596	2	0.34%
Loans held for sale	44,543	1,494	3.35%	145,075	4,162	2.87%	140,496	3,922	2.79%
Paycheck Protection Program loans (2)	18,224	535	2.94%	351,179	17,311	4.93%	237,229	10,347	4.36%
Loans held for investment (including loan fees) (2,3,4)	2,028,828	114,797	5.66%	1,659,845	76,460	4.61%	675,226	37,291	5.52%
Total average interest-earning assets	2,616,053	127,565	4.88%	2,632,932	103,609	3.94%	1,274,537	54,491	4.28%
Less: allowance for loan losses	(16,474)			(13,036)			(7,944)
Total noninterest-earning assets	225,253			201,222			106,245
Total average assets	$2,824,832			$2,821,118			$1,372,838
Liabilities and stockholders’ equity:
Interest-bearing demand, money market deposits, and savings	$1,131,718	$7,625	0.67%	$908,418	$2,244	0.25%	$346,784	$1,485	0.43%
Time deposits (5)	412,671	3,635	0.88%	540,471	4,193	0.78%	261,891	4,761	1.82%
Total interest-bearing deposits	1,544,389	11,260	0.73%	1,448,889	6,437	0.44%	608,675	6,246	1.03%
FHLB borrowings (6)	113,478	3,497	3.08%	147,919	1,211	0.82%	121,033	1,654	1.37%
FRB borrowings	4,881	114	2.34%	245,196	790	0.32%	223,869	785	0.35%
Subordinated notes (7)	39,953	2,215	5.54%	46,226	2,627	5.68%	23,566	1,265	5.37%
Total average interest-bearing liabilities	1,702,701	17,086	1.00%	1,888,230	11,065	0.59%	977,143	9,950	1.02%
Noninterest-bearing demand deposits	821,208			658,063			283,186
Other noninterest-bearing liabilities	37,042			30,700			15,358
Stockholders’ equity	263,881			244,125			97,151
Total average liabilities and stockholders’ equity	$2,824,832			$2,821,118			$1,372,838
Net interest income and margin (8)		$110,479	4.22%		$92,544	3.51%		$44,541	3.49%
Cost of funds (9)			0.68%			0.43%			0.79%
Net interest spread (10)			3.87%			3.35%			3.26%
(1) Computed on a fully taxable equivalent basis assuming a 21% federal income tax rate.
(2) Includes deferred loan fees/costs.
(3) Nonaccrual loans have been included in the computations of average loan balances.
(4) Includes accretion of fair value adjustments (discounts) on acquired loans of $7.4 million, $2.0 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(5) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $1.5 million, $3.2 million and $23 thousand for the years ended December 31, 2022, 2021, and 2020, respectively.
(6) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $111 thousand, $12 thousand, and $0 for the years ended December 31, 2022, 2021, and 2020, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $101 thousand, $176 thousand, and $0 for the years ended December 31, 2022, 2021, and 2020, respectively.
(8) Net interest margin is net interest income divided by average interest-earning assets.
(9) Cost of funds is total interest expense divided by total interest-bearing liabilities and non interest-bearing demand deposits.
(10) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

The following table presents the changes in interest income and interest expense due to changes in average assets and liability balances and changes in rates earned on assets and paid on liabilities for the periods stated.

	2022 compared to 2021			2021 compared to 2020
	Increase/(Decrease) Due to (1)		Total Increase/	Increase/(Decrease) Due to (1)		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Taxable securities	$1,392	$2,160	$3,552	$4,824	$(2,214)	$2,610
Tax-exempt securities	194	(72)	122	183	(59)	124
Interest-earning deposits in other banks	(36)	1,110	1,074	9	(43)	(34)
Federal funds sold	(12)	328	316	150	(105)	45
Loans held for sale	(2,884)	216	(2,668)	128	112	240
Paycheck Protection Program loans	(16,413)	(363)	(16,776)	4,970	1,994	6,964
Loans held for investment	16,996	21,341	38,337	54,378	(15,209)	39,169
Total interest income	$(763)	$24,720	$23,957	$64,642	$(15,524)	$49,118
Interest Expense
Interest-bearing demand, money market deposits, and savings	$551	$4,830	$5,381	$2,405	(1,646)	$759
Time deposits	(991)	434	(557)	5,064	(5,632)	(568)
FHLB borrowings	(282)	2,568	2,286	367	(810)	(443)
FRB borrowings	(775)	98	(677)	75	(70)	5
Subordinated notes	(356)	(55)	(411)	1,218	144	1,362
Total interest expense	(1,853)	7,875	$6,022	9,129	(8,014)	1,115
Change in Net Interest Income	$1,090	$16,845	$17,935	$55,513	$(7,510)	$48,003

(1) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Average interest-earning assets were $2.62 billion for the year ended December 31, 2022 compared to $2.63 billion for the same period of 2021, a $16.9 million decrease. Growth in average balances of loans held for investment, excluding PPP loans, was $369.0 million for 2022, partially attributable to the Company's investment in its government guaranteed, middle market, and specialized lending teams, which drove approximately 30% of this growth. This growth was partially offset by lower average balances of PPP loans in the 2022 period ($18.2 million) compared to the 2021 period ($351.2 million). Total interest income (on a taxable equivalent basis) increased by $24.0 million to $127.6 million for the year ended December 31, 2022 compared to the same period of 2021. This increase was primarily due to higher average balances of and yields on loans held for investments, excluding PPP loans, partially offset by lower average balances of PPP loans. Processing fees, net of costs, and interest income earned by the Company for PPP loans for the years ended December 31, 2022 and 2021 were $535 thousand and $17.3 million, respectively. Interest income in 2022 and 2021 included accretion of fair value adjustments (discounts) on acquired loans of $7.4 million and $2.0 million, respectively.

Average interest-bearing liabilities were $1.70 billion for the year ended December 31, 2022 compared to $1.89 billion for the same period of 2021, a $185.5 million decrease. Most of this decrease was attributable to lower average balances of Federal Reserve Bank of Richmond ("FRB") and FHLB borrowings and time deposits, partially offset by higher average balances of non-maturity interest-bearing deposits. Interest expense increased by $6.0 million to $17.1 million for the year ended December 31, 2022 compared to 2021. Higher interest expense was primarily attributable to higher rates paid on interest-bearing liabilities (except for subordinated notes), particularly deposits related to the Bank's fintech relationships, due to significant increases in market interest rates throughout 2022. The interest rate for the majority of the fintech-related accounts are index-priced, with the index being the federal funds rate. The cost of average interest-bearing liabilities increased to 1.00% in 2022 from 0.59% in 2021, while the cost of funds increased to 0.68% in 2022 from 0.43% in 2021. Interest expense in the 2022 and 2021 periods included the amortization of fair value adjustments (premium) on assumed time deposits of $1.5 million and $3.2 million, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) was $110.5 million for the year ended December 31, 2022 compared to $92.5 million for the year ended December 31, 2021, while net interest margin was 4.22% and 3.51% for the same respective periods. The increase in net interest income in 2022 was primarily due to significant loan growth, higher loan and other interest-earning asset yields, a positive shift in the mix of interest-earning assets, and favorable purchase accounting adjustments, partially offset by higher funding costs and lower PPP-related income. The Company anticipates that net interest income and net interest margin will be negatively affected if funding costs continue to rise in 2023.

Provision for Loan Losses. The provision for loan losses was $17.9 million for the year ended December 31, 2022 compared to $117 thousand for the year ended December 31, 2021, an increase of $17.8 million. The increase in the provision for loan losses during 2022 was primarily due to reserves for loan growth, excluding PPP loans, of $621.9 million, qualitative loss factor adjustments, primarily due to changes in economic conditions, and higher specific reserves for impaired loans.

Noninterest Income. The following table provides detail for noninterest income and changes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2022	2021	Change $	Change %
Fair value adjustments of other equity investments	$9,306	$7,316	$1,990	27.20%
Gain on sale of Paycheck Protection Program loans	—	24,315	(24,315)	(100.00%)
Residential mortgage banking income, net	12,609	28,624	(16,015)	(55.95%)
Mortgage servicing rights	8,038	8,398	(360)	(4.29%)
Gain on termination of interest rate swaps	—	6,221	(6,221)	(100.00%)
Gain on sale of guaranteed government loans	4,734	2,005	2,729	136.11%
Wealth and trust management	1,769	2,373	(604)	(25.45%)
Service charges on deposit accounts	1,289	1,464	(175)	(11.95%)
Increase in cash surrender value of bank owned life insurance	1,348	932	416	44.64%
Bank and purchase card, net	2,240	1,805	435	24.10%
Other	6,759	3,535	3,224	91.20%
Total noninterest income	$48,092	$86,988	$(38,896)	(44.71%)

The Company’s primary noninterest income sources include residential mortgage banking income, which includes gains on sales of mortgages, mortgage servicing income, gains on the sale of government guaranteed loans, and wealth and trust management fees. Noninterest income totaled $48.1 million and $87.0 million for the years ended December 31, 2022 and 2021, respectively. The lower noninterest income in 2022 compared to 2021 was primarily attributable to lower residential mortgage banking income, which was driven by lower mortgage volumes in the 2022 period ($404.7 million) compared to the 2021 period ($1.18 billion) as a result of significant increases in market interest rates throughout 2022. Also contributing to the decline in noninterest income was a $24.3 million gain on the sale of PPP loans and a $6.2 million gain on the termination of interest rate swaps that hedged interest rates on certain FHLB advances, both of which were 2021 transactions. Fair value adjustments attributable to certain other equity investments, primarily direct investments in fintech companies, were $9.3 million and $7.3 million in the 2022 and 2021 periods, respectively.

Noninterest Expense. The following table provides detail for noninterest expense and changes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2022	2021	Change $	Change %
Salaries and employee benefits	$56,006	$61,481	$(5,475)	(8.91%)
Occupancy and equipment	5,916	6,413	(497)	(7.75%)
Data processing	4,593	4,233	360	8.50%
Legal and regulatory filing	3,004	1,736	1,268	73.04%
Advertising and marketing	1,460	1,364	96	7.04%
Communications	3,825	2,810	1,015	36.12%
Audit and accounting fees	1,304	902	402	44.57%
FDIC insurance	1,340	1,014	326	32.15%
Intangible amortization	1,525	1,671	(146)	(8.74%)
Other contractual services	3,137	2,783	354	12.72%
Other taxes and assessments	2,668	2,607	61	2.34%
Regulatory remediation	7,442	—	7,442	100.00%
Merger-related	50	11,868	(11,818)	(99.58%)
Other	12,506	12,106	400	3.30%
Total noninterest expense	$104,776	$110,988	$(6,212)	(5.60%)

Noninterest expense totaled $104.8 million and $111.0 million for the years ended December 31, 2022 and 2021, respectively. Regulatory remediation expenses incurred in 2022 consisted primarily of consulting and legal fees associated with the Written Agreement. Excluding merger-related and regulatory remediation expenses, noninterest expense decreased $1.8 million for the year ended December 31, 2022 compared to the same period in 2021. Lower noninterest expense for the 2022 period was primarily attributable to lower salaries and employee benefit expenses in the Company's mortgage division due to reduced headcount and lower commissions, partially offset by salaries and employee benefits and other expenses related to the addition of commercial lenders and support personnel, primarily in the Company's government guaranteed, middle market, and specialized lending teams, and personnel to support the fintech business. The increase in legal and regulatory filing expenses in 2022 was primarily related to legal costs incurred for loan origination and on corporate, employee benefit plans and other employment matters.

Income Tax Expense. For the year ended December 31, 2022, provision for income taxes was $8.3 million (effective tax rate of 23.0%) compared to $15.7 million (effective tax rate of 23.0%) for the same period of 2021.

Analysis of Financial Condition

Loan Portfolio. The Company makes loans to individuals as well as to commercial entities. Specific loan terms vary as to interest rate and repayment and collateral requirements based on the type of loan requested and the creditworthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank. All loans are underwritten within specific lending policy guidelines that are designed to maximize the Company’s profitability within an acceptable level of credit and business risk.

The following table presents the Company’s loan portfolio by category of loan and the percentage of loans in each category to total loans as of the dates stated.

	December 31,
	2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$590,049	24.4%	$320,827	17.7%
Paycheck Protection Program	11,967	0.5%	30,742	1.7%
Real estate – construction, commercial	183,301	7.6%	146,523	8.1%
Real estate – construction, residential	76,599	3.2%	58,857	3.3%
Real estate – mortgage, commercial	864,989	35.8%	701,503	38.8%
Real estate – mortgage, residential	631,772	26.2%	493,982	27.3%
Real estate – mortgage, farmland	6,599	0.3%	6,173	0.3%
Consumer	47,423	2.0%	49,877	2.8%
Gross loans	2,412,699	100.0%	1,808,484	100.0%
Less: deferred loan fees, net of costs	(1,640)		(906)
Gross loans, net of deferred loan fees	2,411,059		1,807,578
Less: Allowance for loan losses	(22,939)		(12,121)
Net loans	$2,388,120		$1,795,457
Loans held for sale (not included in totals above)	$69,534		$121,943

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed) as of December 31, 2022.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$590,049	$126,390	$218,423	$178,193	$37,292	$2,938	$245,236	$125,642	$94,471	$25,123
Paycheck Protection Program	11,967	—	—	—	—	—	11,967	11,967	—	—
Real estate – construction, commercial	183,301	47,658	93,144	59,449	9,845	23,850	42,499	40,063	2,429	7
Real estate – construction, residential	76,599	25,969	2,560	655	—	1,905	48,070	1,581	3,121	43,368
Real estate – mortgage, commercial	864,989	22,704	461,289	68,670	213,472	179,147	380,996	195,934	159,521	25,541
Real estate – mortgage, residential	631,772	22,519	342,318	13,377	73,255	255,686	266,935	39,186	44,849	182,900
Real estate – mortgage, farmland	6,599	683	1,786	91	261	1,434	4,130	2,474	907	749
Consumer	47,423	5,418	4,726	4,560	166	—	37,279	23,650	13,565	64
Gross loans	$2,412,699	$251,341	$1,124,246	$324,995	$334,291	$464,960	$1,037,112	$440,497	$318,863	$277,752

The following table presents a summary of the activity in the Company's allowance for loan losses and the ratio of net charge-offs to average loans outstanding for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2022	2021
Allowance, beginning of period	$12,121	$13,827
Charge-offs
Commercial and industrial	$(4,779)	$(1,098)
Real estate – construction	(162)	(195)
Real estate – mortgage	(1,824)	(125)
Consumer	(1,686)	(1,123)
Total charge-offs	(8,451)	(2,541)
Recoveries
Commercial and industrial	442	196
Real estate – construction	40	—
Real estate – mortgage	409	98
Consumer	492	424
Total recoveries	1,383	718
Net charge-offs	(7,068)	(1,823)
Provision for loan losses	17,886	117
Allowance, end of period	$22,939	$12,121
Ratio of net charge-offs to average loans outstanding during period:
Commercial and industrial	0.98%	0.32%
Real estate – construction	0.06%	0.10%
Real estate – mortgage	0.11%	0.00%
Consumer	1.04%	0.32%
Total loans	0.34%	0.10%

The $3.7 million and $1.7 million increase in 2022 in commercial and industrial loan and real estate - mortgage charge-offs, respectively, was primarily due to charge-offs of loans to a single borrower. The Company does not anticipate any additional charge-offs attributable to this borrower in future periods.

Management believes that the Company's allowance for loan losses was adequate as of December 31, 2022. There can be no assurance that adjustments to the allowance for loan losses will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; or changes in the circumstances of particular borrowers are criteria that could require adjustments to the provision for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

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

The following presents the allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans as of the dates stated.

	December 31,
(Dollars in thousands)	2022	% of Loans	2021	% of Loans
Commercial and industrial	$15,272	24.4%	$2,859	17.7%
Paycheck Protection Program	—	0.5%	—	1.7%
Real estate – construction, commercial	1,637	7.6%	895	8.1%
Real estate – construction, residential	628	3.2%	21	3.3%
Real estate – mortgage, commercial	2,356	35.8%	4,294	38.8%
Real estate – mortgage, residential	1,760	26.2%	1,493	27.3%
Real estate – mortgage, farmland	4	0.3%	18	0.3%
Consumer	1,282	2.0%	2,541	2.8%
	$22,939	100.0%	$12,121	100.0%

The Company does not carry an allowance for loan losses on PPP loans as they are fully guaranteed by the U.S. government. In future periods, the Company may be required to establish an allowance for loan losses for these loans, which would result in a provision for loan losses charged to earnings.

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

	December 31,
(Dollars in thousands)	2022	2021
Nonaccrual loans (1)	$10,324	$15,177
Loans past due 90 days and still accruing (1)	8,260	917
Total nonperforming loans	$18,584	$16,094
Other real estate owned	195	157
Total nonperforming assets	$18,779	$16,251
Allowance for loan losses	$22,939	$12,121
Loans held for investment, including PPP loans	$2,411,059	$1,807,578
Loans held for investment, excluding PPP loans	$2,399,092	$1,777,172
Total assets	$3,141,045	$2,665,139
Allowance for loan losses to total loans held for investment, including PPP loans	0.95%	0.67%
Allowance for loan losses to total loans held for investment, excluding PPP loans	0.96%	0.68%
Allowance for loan losses to nonaccrual loans	222.19%	79.86%
Allowance for loan losses to nonperforming loans	123.43%	75.31%
Nonaccrual loans to total loans held for investment, including PPP loans	0.43%	0.84%
Nonaccrual loans to total loans held for investment, excluding PPP loans	0.43%	0.85%
Nonperforming loans to total loans held for investment, including PPP loans	0.77%	0.89%
Nonperforming loans to total loans held for investment, excluding PPP loans	0.77%	0.91%
Nonperforming assets to total assets	0.60%	0.61%

(1) Excluding PCI loans and accruing TDRs

The $7.3 million increase in loans past due 90 days and still accruing in 2022 was primarily attributable to a matured $6.2 million commercial real estate loan that was in the process of being extended as of December 31, 2022. It was well-secured and in the process of collection as of the same date. The Company anticipates that this loan will be renewed in the first quarter of 2023 and it will collect all contractually owed principal and interest up to and through the sale of the underlying collateral.

The increases in the above allowance for loan losses ratios in 2022 was primarily due to reserve needs for commercial and industrial loans, which are generally riskier than loans secured by real estate, and higher qualitative loss factor adjustments, primarily due to changes in economic conditions. During 2022, the Company added a team of commercial lenders that focus on relationships lending to middle market borrowers. Loans to these borrowers are generally larger and may be secured by cash flows and/or other assets of the business.

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

Impaired loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had 11 TDRs in the amount of $1.1 million as of December 31, 2022 and eight TDRs in the amount of $688 thousand as of December 31, 2021.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs for loan demand, for general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available for sale was $354.3 million at December 31, 2022, a decrease of $19.2 million from $373.5 million at December 31, 2021. Primarily as a result of a significant increase in market interest rates in the year ended December 31, 2022, the Company’s portfolio of securities available for sale had a net unrealized loss of approximately $58.8 million in the same period. A significant portion of the unrealized loss in the portfolio at December 31, 2022 was related to securities backed by U.S. government agencies.

Securities in the investment portfolio may be classified as held to maturity, if the Company has the ability and intent to hold them to maturity, in which case they would be carried at amortized cost. The Company did not hold any investment securities held to maturity as of December 31, 2022 or December 31, 2021.

As of December 31, 2022 and 2021, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default, to be of the best quality and carry the smallest degree of investment risk. The fair value of investment securities that were pledged to secure public deposits totaled $0 and $8.7 million as of December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 and 2021, securities with a fair value of $241.9 million and $23.1 million, respectively, were pledged to secure the Bank's borrowing facility with the FHLB.

The Company reviews for other-than-temporary impairment of its investment portfolio at least quarterly. At December 31, 2022 and 2021, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for MBS are guaranteed and/or funded by the U.S. government. Municipal securities with unrealized losses showed no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost. No other-than-temporary impairment was recognized for the securities in the Company’s investment portfolio as of and for the years ended December 31, 2022 and 2021.

Restricted equity investments consisted of stock in the FHLB (carrying basis $14.7 million and $1.7 million at December 31, 2022 and 2021, respectively), FRB stock (carrying basis of $6.1 million at both December 31, 2022 and 2021), and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both December 31, 2022 and 2021). Restricted equity investments are carried at cost. The Company holds various other equity investments, including shares in other financial institutions and fintech companies, totaling $23.8 million and $14.2 million as of December 31, 2022 and 2021, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The following table presents the composition of the Company’s available for sale securities portfolio, at amortized cost, as of the dates stated.

	December 31,
	2022		2021
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total
Securities available for sale
State and municipal	$60,018	14.5%	$51,341	13.6%
U. S. Treasury and agencies	80,073	19.4%	65,680	17.3%
Mortgage backed securities	230,015	55.7%	222,968	58.9%
Corporate bonds	42,909	10.4%	38,752	10.2%
Total	$413,015	100.0%	$378,741	100.0%

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
State and municipal	$502	1.04%	$4,146	2.40%	$30,940	1.89%	$24,430	2.34%	$60,018
U. S. Treasury and agencies	—	—	17,486	0.97%	51,627	1.80%	10,960	2.23%	80,073
Mortgage backed securities	2,894	(0.09%)	3,133	0.51%	19,313	2.23%	204,675	1.91%	230,015
Corporate bonds	1,500	5.58%	6,000	6.57%	34,908	4.62%	501	4.00%	42,909
Total	$4,896		$30,765		$136,788		$240,566		$413,015

Deposits. The principal sources of funds for the Company are core deposits, which include transaction accounts (demand deposits and money market accounts), time deposits, and savings accounts, all of which provide the Bank a source of fee income and cross-marketing opportunities. Core deposits are generally a low-cost source of funding for the Bank and are preferred to brokered deposits. The Company's fintech partnerships have been a significant source of deposits and comprised approximately $690 million (or 27.6%) of the Company's deposits as of December 31, 2022 compared to approximately $189 million (or 8.2%) as of December 31, 2021.

The following table presents the composition of deposits as of the dates stated.

	December 31,
	2022		2021
(Dollars in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits
Noninterest-bearing demand	$640,101	25.6%	$685,801	29.8%
Interest-bearing demand and money market deposits	1,318,799	52.7%	962,092	41.9%
Savings	151,646	6.1%	150,376	6.5%
Time deposits	391,961	15.6%	499,502	21.8%
Total deposits	$2,502,507	100.0%	$2,297,771	100.0%

Total deposits include uninsured deposits of $1.14 billion and $680.4 million as of December 31, 2022 and 2021, respectively. Uninsured deposit amounts are based on estimates as of the reported date.

Brokered deposits comprising both time deposits and money market accounts totaled $49.5 million and $62.1 million as of December 31, 2022 and 2021, respectively.

Approximately 15.6% of the Company’s deposits as of December 31, 2022 were comprised of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, compared to 21.8% as of December 31, 2021. Noninterest-bearing demand deposits, which represented 25.6% and 29.8% of total deposits as of December 31, 2022 and 2021, respectively, are generally viewed as the most favorable form of deposit for financial institutions.

The following table presents a summary of average deposits and the weighted average rate paid for the periods stated.

	For the year ended December 31,
	2022		2021
(Dollars in thousands)	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing demand deposits	$821,208	—	$658,063	—
Interest-bearing deposits:
Demand deposits	567,897	0.93%	262,679	0.27%
Savings	150,947	0.32%	144,151	0.16%
Money market deposits	412,874	0.45%	501,588	0.26%
Time deposits	412,671	0.88%	540,471	0.78%
Total interest-bearing deposits	1,544,389		1,448,889
Total average deposits	$2,365,597		$2,106,952

The following table presents maturities of time deposits for certificate of deposits $250 thousand or greater as of the dates stated.

	December 31,
(Dollars in thousands)	2022	2021
Maturing in:
3 months or less	$10,642	$30,943
Over 3 months through 6 months	14,699	47,818
Over 6 months through 12 months	15,423	14,213
Over 12 months	35,075	51,868
	$75,839	$144,842

Borrowings. The Company uses short-term and long-term borrowings from various sources, including FHLB advances and FRB advances, to fund asset growth and operations. The following table presents information on the balances and interest rates on borrowings as of and for periods stated.

	December 31, 2022
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$311,700	$311,700	$113,478	3.08%
FRB borrowings	51	17,197	4,881	2.34%

	December 31, 2021
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$10,111	$220,000	$147,919	0.82%
FRB borrowings	17,901	632,540	245,196	0.32%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multifamily, and commercial real estate mortgage loan portfolios, as well as selected investment portfolio securities. FRB borrowings in the 2022 and 2021 periods consist exclusively of PPPLF advances secured by PPP loans.

Subordinated notes, net, totaled $39.9 million as of December 31, 2022 and $40.0 million as of December 31, 2021.

Liquidity. Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. The Company must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. Stable core deposits and a strong capital position provide the base for the Company’s liquidity position. The objective of the Company’s liquidity management program is to ensure that it has sufficient resources to meet the demands of depositors and borrowers. Management believes the Company has demonstrated its ability to attract deposits through its branch network, personal service, technology, and pricing. Cash flows from amortizing or maturing assets (loans and securities) also provide funding to meet the needs of depositors and borrowers. A significant source of the Company's liquidity is deposits sourced through fintech partnerships. The Bank enters into agreements with its fintech partners and continually monitors these relationships. Management believes any changes in deposit balances can be effectively controlled and replacement funds, if necessary, can be managed. Having diverse funding alternatives reduces the Company’s reliance on any one source for funding.

The Company maintains secured lines of credit with the FHLB under which the Bank can borrow up to the allowable amount for the collateral pledged. The FHLB may provide a credit line of up to 30% of the Bank’s asset value as of the prior quarter-end, subject to certain eligibility requirements, and loan and/or securities pledged as collateral. The Bank's line of credit with the FHLB was $525.0 million as of December 31, 2022, with available credit of $128.3 million as of the same date. Outstanding advances drawn on this line totaled $311.7 million and letters of credit pledged for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia, which also reduce the available credit balance, totaled $85.1 million as of December 31, 2022. The Company continually reviews its loan portfolio for additional qualifying collateral.

The Bank had unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $28.0 million and $44.0 million at December 31, 2022 and 2021, respectively. These lines bear interest at the prevailing rate for such lines and are cancellable at any time by the correspondent banks. These lines were not drawn upon at December 31, 2022 or 2021.

In addition to deposits and federal funds lines, the Company has access to various wholesale funding markets. These markets include the brokered certificate of deposit market, and listing service deposit market. The Bank is a member of the IntraFi Network, which allows banking customers to access FDIC insurance protection through the Bank on deposits that exceed FDIC insurance limits. The Bank has one-way authority with IntraFi for both its Certificate of Deposit Account Registry Service and Insured Cash Swap Service products, providing the Bank with the ability to access additional wholesale funding as needed.

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

The Basel III Capital Rules were phased-in over a multi-year schedule and were fully phased-in on January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. As of December 31, 2022, the Bank met all capital adequacy requirement to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category.

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

As previously noted, the Company will adopt CECL effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings ("Day 1 CECL adjustment") over a three-year period. The three-year phase-in of the Day 1 CECL adjustment to regulatory capital will be 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank plans to make this irrevocable election effective with its first quarter 2023 call report. See “Recent Accounting Pronouncements” in Note 2 of the Company’s audited financial statements as of and for the year ended December 31, 2022 for additional information.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized for the dates stated. Adequately capitalized ratios include the conversation buffer.

	As of December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$303,876	11.15%	$286,161	10.50%	$272,535	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.25%	$231,470	8.50%	$217,854	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.25%	$190,622	7.00%	$177,006	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$279,125	9.25%	$120,703	4.00%	$150,878	5.00%

	As of December 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2022 and December 31, 2021, the Company had outstanding loan commitments of $719.2 million and $475.1 million, respectively. Of these amounts, $107.9 million and $88.1 million were unconditionally cancellable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of December 31, 2022 and 2021, commitments under outstanding performance stand-by letters of credit totaled $0 and $655 thousand, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2022 and 2021, commitments under outstanding financial stand-by letters of credit totaled $29.8 million and $4.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

The Company invests in various partnerships, limited liability companies, and small business investment company funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At December 31, 2022, the Company had future commitments outstanding totaling $19.0 million related to these investments.

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

The Company employs an independent firm to model its interest rate sensitivity that uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Assumptions for modeling are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how management expects rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts, as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates, and the developed assumptions, the model produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. The model then simulates what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two-year period and include rapid rate changes of down 100 basis points to 300 basis points and up 100 basis points to 300 basis points. The results of these simulations are then compared to the base case.

The following table illustrates the expected effect on net interest income for year one and year two following December 31, 2022 due to an immediate change ("instantaneous parallel rate shock" scenario) in interest rates at various degrees of change. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

	December 31, 2022
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+300 basis points	$(14,509)	(12.2%)	$(12,436)	(9.7%)
+200 basis points	(8,790)	(7.4%)	(7,179)	(5.6%)
+100 basis points	(3,912)	(3.3%)	(2,939)	(2.3%)
Base case
-100 basis points	1,958	1.6%	115	0.1%
-200 basis points	3,232	2.7%	(1,480)	(1.1%)
-300 basis points	4,147	3.5%	(4,122)	(3.2%)

The severity of the effect of instantaneous increases in interest rates as shown above is due to the timing of pricing change in the Company's interest-bearing liabilities compared to its interest-earning assets. A significant portion of the Company's deposits through its fintech partnerships reprice with changes in federal funds rates. Therefore, an instantaneous change in this index rate results in a relative change in deposit costs. The Company contracts with its fintech partners and continually assesses the cost of these fintech-related deposits relative to sources of fees and other noninterest income earned from these partnerships.

Stress testing the balance sheet and net interest income using instantaneous parallel rate shock movements in the yield curve of 100 to 300 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of the Company’s interest rate risk position over a historical time frame for comparison purposes.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blue Ridge Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Ridge Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Auditor Firm Id: 149

Raleigh, North Carolina

March 10, 2023

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

	As of December 31,
(Dollars in thousands except share data)	2022	2021
ASSETS
Cash and due from banks	$77,274	$130,548
Federal funds sold	1,426	43,903
Securities available for sale, at fair value	354,341	373,532
Restricted equity investments	21,257	8,334
Other equity investments	23,776	14,184
Other investments	24,672	12,681
Loans held for sale	69,534	121,943
Paycheck Protection Program loans, net of deferred fees and costs	11,967	30,406
Loans held for investment, net of deferred fees and costs	2,399,092	1,777,172
Less allowance for loan losses	(22,939)	(12,121)
Loans held for investment, net	2,376,153	1,765,051
Accrued interest receivable	12,393	9,573
Other real estate owned	195	157
Premises and equipment, net	23,152	26,624
Right-of-use asset	6,903	6,317
Bank owned life insurance	47,245	46,545
Goodwill	26,826	26,826
Other intangible assets	6,583	7,594
Mortgage servicing rights, net	28,991	16,469
Deferred tax asset, net	9,182	150
Other assets	19,175	23,001
Assets of discontinued operations	—	1,301
Total assets	$3,141,045	$2,665,139
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$640,101	$685,801
Interest-bearing demand and money market deposits	1,318,799	962,092
Savings	151,646	150,376
Time deposits	391,961	499,502
Total deposits	2,502,507	2,297,771
FHLB borrowings	311,700	10,111
FRB borrowings	51	17,901
Subordinated notes, net	39,920	39,986
Lease liability	7,860	7,651
Other liabilities	19,634	14,543
Liabilities of discontinued operations	—	37
Total liabilities	2,881,672	2,388,000
Commitments and contingencies (Note 22)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 and 25,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 18,950,329 and 18,774,082 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	195,960	194,309
Additional paid-in capital	252	252
Retained earnings	108,262	85,982
Accumulated other comprehensive loss, net of tax	(45,101)	(3,632)
Total Blue Ridge Bankshares, Inc. stockholders' equity before noncontrolling interest	259,373	276,911
Noncontrolling interest of discontinued operations	—	228
Total stockholders’ equity	259,373	277,139
Total liabilities and stockholders’ equity	$3,141,045	$2,665,139

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2022, 2021, and 2020

	For the years ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
INTEREST INCOME
Interest and fees on loans	$116,826	$97,933	$51,559
Interest on securities, deposit accounts, and federal funds sold	10,650	5,613	2,901
Total interest income	127,476	103,546	54,460
INTEREST EXPENSE
Interest on deposits	11,260	6,437	6,246
Interest on subordinated notes	2,215	2,627	1,265
Interest on FHLB and FRB borrowings	3,610	2,001	2,439
Total interest expense	17,085	11,065	9,950
Net interest income	110,391	92,481	44,510
Provision for loan losses	17,886	117	10,450
Net interest income after provision for loan losses	92,505	92,364	34,060
NONINTEREST INCOME
Fair value adjustments of other equity investments	9,306	7,316	—
Gain on sale of Paycheck Protection Program loans	—	24,315	—
Residential mortgage banking income, net	12,609	28,624	44,460
Mortgage servicing rights	8,038	8,398	7,084
Gain on sale of guaranteed government loans	4,734	2,005	880
Gain on termination of interest rate swaps	—	6,221	—
Wealth and trust management	1,769	2,373	—
Service charges on deposit accounts	1,289	1,464	905
Increase in cash surrender value of bank owned life insurance	1,348	932	390
Bank and purchase card, net	2,240	1,805	1,297
Other	6,759	3,535	834
Total noninterest income	48,092	86,988	55,850
NONINTEREST EXPENSE
Salaries and employee benefits	56,006	61,481	44,974
Occupancy and equipment	5,916	6,413	3,444
Data processing	4,593	4,233	2,504
Legal and regulatory filing	3,004	1,736	2,687
Advertising and marketing	1,460	1,364	734
Communications	3,825	2,810	718
Audit and accounting fees	1,304	902	436
FDIC insurance	1,340	1,014	749
Intangible amortization	1,525	1,671	629
Other contractual services	3,137	2,783	1,408
Other taxes and assessments	2,668	2,607	1,006
Regulatory remediation	7,442	—	—
Merger-related	50	11,868	2,372
Other	12,506	12,106	5,575
Total noninterest expense	104,776	110,988	67,236
Income from continuing operations before income tax expense	35,821	68,364	22,674
Income tax expense	8,244	15,740	4,837
Net income from continuing operations	$27,577	$52,624	$17,837
Discontinued Operations
Income (loss) from discontinued operations before income taxes (including gain on disposal of $471 thousand for the year ended December 31, 2022)	426	(183)	(177)
Income tax expense (benefit)	89	(39)	(37)
Net income (loss) from discontinued operations	337	(144)	(140)
Net income	$27,914	$52,480	$17,697
Net income from discontinued operations attributable to noncontrolling interest	(1)	(3)	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$27,913	$52,477	$17,696
Net income available to common stockholders	$27,913	$52,477	$17,696
Basic and Diluted EPS from continuing operations	$1.46	$2.95	$2.07

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2022, 2021, and 2020

	For the years ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$27,914	$52,480	$17,697
Other comprehensive income (loss):
Gross unrealized (losses) gains on securities available for sale arising during the period	(53,405)	(6,093)	491
Deferred income tax benefit (expense)	11,936	1,279	(103)
Reclassification of net loss (gain) on securities available for sale included in net income	—	144	(211)
Income tax (benefit) expense	—	(30)	44
Unrealized (losses) gains on securities available for sale arising during the period, net of tax	(41,469)	(4,700)	221
Gross unrealized gains (losses) on interest rate swaps	—	7,240	(774)
Deferred income tax (expense) benefit	—	(1,521)	163
Reclassification of net gains on interest rate swaps included in net income	—	(6,221)	—
Income tax expense	—	1,307	—
Unrealized gains (losses) on interest rate swaps, net of tax	—	805	(611)
Gross unrealized losses on pension and post-retirement benefit plans	—	(2)	—
Deferred income tax benefit	—	1	—
Unrealized losses on pension and post-retirement benefit plans	—	(1)	—
Transfer of securities held to maturity to available for sale	—	—	538
Deferred income tax expense	—	—	(113)
Unrealized gains on transfer of securities held to maturity to available for sale, net of tax	—	—	425
Other comprehensive (loss) gain, net of tax	(41,469)	(3,896)	35
Comprehensive net (loss) income	$(13,555)	$48,584	$17,732
Comprehensive net income from discontinued operations attributable to noncontrolling interest	(1)	(3)	(1)
Comprehensive net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(13,556)	$48,581	$17,731

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

As of and for the years ended December 31, 2022, 2021, and 2020

(Dollars in thousands except share data)	Shares of Common Stock (1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interest of Discontinued Operations	Total
Balance, December 31, 2019	8,487,878	$66,204	$252	$25,428	$229	$224	$92,337
Net income	—	—	—	17,696	—	1	17,697
Other comprehensive income	—	—	—	—	35	—	35
Dividends on common stock	—	—	—	(2,436)	—	—	(2,436)
Restricted stock awards, net of forfeitures	90,054	567	—	—	—	—	567
Balance, December 31, 2020	8,577,932	$66,771	$252	$40,688	$264	$225	$108,200
Net income	—	—	—	52,477	—	3	52,480
Other comprehensive loss	—	—	—	—	(3,896)	—	(3,896)
Dividends on common stock	—	—	—	(7,183)	—	—	(7,183)
Issuance of common stock and other consideration paid in business combination	9,951,743	125,403	—	—	—	—	125,403
Stock option exercises	89,786	804	—	—	—	—	804
Restricted stock awards, net of forfeitures	154,621	1,331	—	—	—	—	1,331
Balance, December 31, 2021	18,774,082	$194,309	$252	$85,982	$(3,632)	$228	$277,139
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Net income	—	—	—	27,913	—	1	27,914
Other comprehensive loss	—	—	—	—	(41,469)	—	(41,469)
Dividends on common stock	—	—	—	(9,175)	—	—	(9,175)
Stock option exercises	1,183	14	—	—	—	—	14
Restricted stock awards, net of forfeitures	169,584	1,564	—	—	—	—	1,564
Dividend reinvestment plan issuances	5,480	73	—	—	—	—	73
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance, December 31, 2022	18,950,329	$195,960	$252	$108,262	$(45,101)	$—	$259,373

(1) Common stock outstanding as of and for the periods presented is reflective of the Company's 3-for-2 stock split effective April 30, 2021 (the "Stock Split").

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2022, 2021, and 2020

	For the years ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash Flows From Operating Activities
Net income from continuing operations	$27,577	$52,624	$17,837
Net income (loss) from discontinued operations	337	(144)	(140)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,977	2,144	924
Deferred income tax expense (benefit)	3,025	1,923	(1,680)
Provision for loan losses	17,886	117	10,450
Accretion of fair value adjustments (discounts) on acquired loans	(7,392)	(2,006)	(1,030)
Accretion of fair value adjustments (premiums) on acquired time deposits	(1,480)	(3,225)	(23)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(101)	(176)	—
Proceeds from sale of mortgage loans held for sale	522,252	1,228,021	1,099,378
Mortgage loans held for sale, originated	(416,772)	(1,171,787)	(1,180,190)
Gain on sale of mortgage loans	(4,451)	(21,432)	(42,140)
Proceeds from sale of guaranteed government loans held for sale	54,271	—	—
Guaranteed government loans held for sale, originated	(88,077)	—	—
Gain on sale of guaranteed government loans	(4,734)	—	—
Gain on sale of Paycheck Protection Program loans	—	(24,315)	—
Realized losses (gains) on sale of available for sale securities	—	144	(211)
(Gain) loss on disposal of premises and equipment	(263)	110	160
Investment amortization expense, net	1,332	1,865	1,138
Amortization of subordinated debt issuance costs	35	206	55
Intangible amortization	1,525	1,671	629
Fair value adjustments of other equity investments	(9,306)	(7,316)	—
Fair value adjustments attributable to mortgage servicing rights	(2,248)	—	—
Fair value adjustments on other real estate owned	—	75	—
Increase in cash surrender value of bank owned life insurance	(1,348)	(932)	(390)
(Increase) decrease in other assets	(5,431)	12,347	(26,332)
Increase (decrease) in other liabilities	5,262	(10,921)	13,002
Net cash provided by (used in) operating activities - continuing operations	93,876	58,993	(108,563)
Net cash provided by operating activities - discontinued operations	55	220	223
Cash provided by (used in) operating activities	93,931	59,213	(108,340)
Cash Flows From Investing Activities
Net increase in loans held for investment	(631,797)	(59,053)	(53,320)
Net decrease (increase) in federal funds sold	42,477	(41,396)	(295)
Purchases of securities available for sale	(68,261)	(264,929)	(44,164)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	32,655	71,804	53,595
Proceeds from calls, sales, paydowns, and maturities of securities held to maturity	—	—	1,212
Proceeds from sale of other real estate owned	70	341	—
Proceeds from sale of Paycheck Protection Program loans	—	705,930	—
Net decrease (increase) in Paycheck Protection Program loans	18,439	(382,830)	(292,068)
Net change in restricted equity and other investments	(13,899)	(78)	(2,943)
Purchase of premises and equipment	(455)	(1,217)	(3,010)
Proceeds from sale of premises and equipment	2,211	547	719
Purchase of bank owned life insurance	—	(9,600)	—
Redemption of bank owned life insurance	414	—	—
Capital calls of small business investment company funds and other investments	(11,310)	(11,582)	(609)

Net cash acquired in acquisition of Bay Banks of Virginia, Inc.	—	44,066	—
Nonincome distributions from SBICs and other investments	1,028	647	94
Net cash (used in) provided by investing activities - continuing operations	(628,428)	52,650	(340,789)
Net cash provided by (used in) investing activities - discontinued operations	245	(166)	(96)
Cash (used in) provided by investing activities	(628,183)	52,484	(340,885)
Cash Flows From Financing Activities
Net increase in demand, savings, and other interest-bearing deposits	312,277	452,173	232,591
Net decrease in time deposits	(106,061)	(127,174)	(9,512)
Common stock dividends paid	(9,175)	(7,183)	(2,436)
FHLB advances	822,900	721,000	676,900
FHLB repayments	(521,200)	(836,000)	(686,700)
FRB advances	—	434,336	363,682
FRB repayments	(17,850)	(722,900)	(82,032)
Stock option exercises	14	804	—
Dividend reinvestment plan issuances	73	—	—
Redemption of subordinated notes	—	(14,150)	—
Issuance of subordinated notes	—	—	15,000
Payment of subordinated notes issuance costs	—	—	(349)
Net cash provided by (used in) financing activities - continuing operations	480,978	(99,094)	507,144
Net cash provided by financing activities - discontinued operations	—	—	—
Cash provided by (used in) financing activities	480,978	(99,094)	507,144
Net (decrease) increase in cash and due from banks	(53,274)	12,603	57,919
Cash and due from banks at beginning of period	130,548	117,945	60,026
Cash and due from banks at end of period	$77,274	$130,548	$117,945

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$16,011	$11,583	$10,030
Income taxes	$2,077	$10,131	$2,000
Non-cash investing and financing activities:
Unrealized (losses) gains on securities available for sale	$(53,405)	$(6,024)	$1,029
Transfers of securities from held to maturity to available for sale	$—	$—	$10,980
Restricted stock awards, net of forfeitures	$1,564	$1,331	$567
Assets acquired in business combination	$—	$1,224,583	$—
Liabilities assumed in business combination	$—	$1,107,036	$—
Effective settlement of subordinated notes in business combination	$—	$650	$—
Change in goodwill	$—	$7,206	$23
Cumulative effect adjustment of change in accounting method	$3,542	$—	$—

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

As of December 31, 2022, the Bank operated twenty-seven full-service banking offices across its footprint, which stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and north-central North Carolina.

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

The Company sold its majority interest in MoneyWise Payroll Solutions, Inc. ("MoneyWise") to the holder of the minority interest in MoneyWise in the first quarter of 2022. Asset and liability balances and income statement amounts related to MoneyWise are reported as discontinued operations for all periods presented.

On August 29, 2022, the Bank entered into a formal written agreement (the “Written Agreement”) with the OCC, the Bank's primary federal banking regulator. The Written Agreement principally concerns the Bank’s fintech line of business and requires the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. A complete copy of the Written Agreement was furnished in a Form 8-K filed with the Securities and Exchange Commission (the "SEC") on September 1, 2022 and can be accessed on the SEC’s website (www.sec.gov) and the Company’s website (www.blueridgebankshares.com). The Bank is actively working to bring its fintech policies, procedures, and operations into conformity with OCC directives and believes its work to date has been delivered on schedule.

The accompanying consolidated financial statements of the Company include the accounts of the Bank and the Financial Group and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation.

Information contained herein as of December 31, 2022 includes the balances of Bay Banks; information contained herein as of and for the year ended December 31, 2021 includes the operations of Bay Banks for the period immediately following the effective date of the Bay Banks Merger (January 31, 2021) through December 31, 2021.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations, including the following instances. The reclassifications had no effect on net income, net income per share, or shareholders’ equity, as previously reported.

Correction of Immaterial Classification Error

During the third quarter of 2022, the Company determined that a deposit account classified as a noninterest-bearing demand deposit as of December 31, 2021 should have been classified as an interest-bearing demand deposit. The Company has changed the classification of this deposit account on its December 31, 2021 consolidated balance sheet, which resulted in a $20.3 million decrease from what was previously reported in the Company's 2021 Form 10-K in noninterest-bearing demand deposits with a corresponding increase in interest-bearing demand deposits of the same amount. This change in classification did not affect the Company's reported total assets, deposits, or earnings as of and for the year ended December 31, 2021 on its consolidated balance sheet and statement of operations. The Company evaluated and concluded that its previously issued financial statements were not materially misstated due to this change in classification.

Note 2. Summary of Significant Accounting Policies

The significant accounting and reporting policies of the Company outlined below are in accordance with GAAP.

(a) Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to accounting for business combinations, accounting for acquired loans, the allowance for loan losses, the valuation of deferred tax assets, mortgage servicing rights, and the valuation of derivative instruments and certain investments.

(b) Cash and due from banks and federal funds sold

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

(c) Investment Securities

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

Amortization of premiums and accretion of discounts on securities are reported as adjustments to interest income using the effective interest method. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold using the specific identification method and recorded on the date of settlement. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders’ equity, whereas realized gains and losses flow through the Company’s current earnings.

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

The Company has made investments in several fintech companies, which are being accounted for as equity securities under Accounting Standards Codification ("ASC") 321, Investments – Equity Investments. None of the Company's fintech investments have readily-determinable fair values and most are reported at cost, less impairment, if any. The Company reports such investments at fair value if observable market transactions have occurred in similar securities. Several of the fintech entities had observable market transactions in 2022 and 2021 that, in the opinion of management, were in securities similar to the Company's existing investments. Accordingly, the Company recorded fair market value adjustments (unrealized gains) on its existing investments totaling $9.3 million and $7.3 million for the years ended December 31, 2022 and 2021, respectively, which is reported in noninterest income as fair value adjustments on other equity investments on the consolidated statements of operations. These investments, inclusive of the fair value adjustments, totaled $21.6 million and $12.3 million as of December 31, 2022 and 2021, respectively, and are included in other equity investments on the Company's consolidated balance sheets.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which are reported in other investments on the consolidated balance sheets, and total $24.7 million and $12.7 million as of December 31, 2022 and 2021, respectively. These investments do not have readily-determinable fair values, are generally reported at amortized cost, and are periodically evaluated for potential impairment.

(d) Loans Held for Sale

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

Certain consumer loans originated by the Company and sourced by fintech partners are classified on the Company's consolidated balance sheets as held for sale. These loans are originated by the Bank and either sold directly to the applicable fintech partner or another investor at par, generally up to 10 days from origination. These loans are carried at cost. As of December 31, 2022 and 2021, fintech loans held for sale totaled $9.8 million and $5.8 million, respectively, and are included in loans held for sale on the Company's consolidated balance sheets.

The Company holds for sale the conditionally guaranteed portion of certain loans guaranteed by the U.S. Small Business Administration or the U.S. Department of Agriculture (collectively referred to as “government guaranteed loans”). These loans are carried at the lower of cost or fair market value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Gains or losses on government guaranteed loans held for sale are recognized upon completion of the sale, based on the difference between the selling price and the carrying value of the related loan sold. As of December 31, 2022 and 2021, government guaranteed loans classified as held for sale on the consolidated balance sheets were $44.7 million and $0, respectively.

(e) Loans Held for Investment and Allowance for Loan Losses

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

As a result of the Bay Banks Merger and the Company's acquisition of Virginia Community Bankshares, Inc. in 2019, the Company's loan portfolio is segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans). The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-20, Nonrefundable Fees and Other Costs.

Purchased credit-impaired (“PCI”) loans, which were the nonperforming loans acquired in the Company's acquisitions, were acquired at a discount that is due, in part, to credit quality and are accounted for under ASC 310-30. These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment to any previously recognized allowance for loan loss for that pool of loans and then through an increase in the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflects only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

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

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well secured and are in the process of collection. Loans are charged-off in whole or in part when a loan or a portion thereof is considered uncollectible.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, and other real estate owned (“OREO”).

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

The allowance for loan losses is increased or decreased by provision for loan losses, increased by recoveries of loans previously charged off, and decreased by loans charged off.

The Company also maintains an allowance for loan losses for acquired loans: (i) accounted for under ASC 310-30, when there is deterioration in credit quality subsequent to acquisition, and (ii) accounted for under ASC 310-20, when the inherent losses in the loans exceed the remaining discount recorded at the time of acquisition.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. The Company considers a loan to be impaired when 1) the risk grade of the loan is substandard or worse and the balance of the loan exceeds $500,000, or 2) the loan is a troubled debt restructuring ("TDR"), regardless of balance. The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. The Company evaluates the impairment of certain loans on a loan-by-loan basis for those loans that are adversely risk rated. Measurement of impairment is based on the expected future cash flows of an impaired loan, discounted at the loan's effective interest rate, or measured on an observable market value, if one exists, or the fair value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan's carrying value (including accrued interest and any unamortized premium or discount associated with the loan) an impairment is recognized and a specific reserve is established for the impaired loan. Loans classified as loss loans are fully reserved or charged-off. The general component of the allowance for loan losses covers those loans not classified as impaired and those loans classified as impaired that are not individually evaluated for impairment. Loans in the general component population are segmented into homogenous groups that share similar characteristics and receive a loss factor that is based on historical loss experience and adjusted for other internal or external influences on credit quality that are not fully reflected in the historical data. Internal and external factors include, but are not limited to, internal underwriting standards, loan portfolio composition and concentrations, and local and national economic conditions.

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

(f) Premises and Equipment

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

(g) Leases

In accordance with the requirements of ASC 842, Leases, the Company evaluates new real estate and equipment leases to determine whether the contractual arrangements constitute a lease, or contain an embedded lease, which would be in scope under ASC 842 and whether such leases would meet the requirements of an operating or financing lease under the standard.

For operating leases, right-of-use assets (“ROU assets”) and lease liabilities are recognized at the commencement date of the lease. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term and are measured as the present value of the lease payments over the lease term. ROU assets are measured as the amount of the lease liability adjusted for certain items such as prepaid lease payments, unamortized lease incentives, and unamortized direct costs. ROU assets are amortized on a straight-line basis less the periodic interest expense adjustment of the lease liability and the amortization is included in occupancy expense in the Company’s consolidated statements of operations. The discount rate used for the present value calculations for lease liabilities was the rate implicit in the lease if determinable, and when the rate was not determinable, the Company used its incremental, collateralized borrowing rate with the Federal Home Loan Bank of Atlanta ("FHLB") for the period that most closely coincided with the respective lease term as of the commencement date of the lease.

Most of the Company’s leases include renewal options, with renewal terms extending the lease obligation up to as much as eight years. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised as assessed at lease commencement. As of and for the years ended December 31, 2022 and 2021, the Company did not have any leases that met the standard definition of a finance lease nor did it engage in any sale-leaseback transactions or have any material sublease income. In accordance with the ASC, the Company elects not to recognize an ROU asset and lease obligation for contracts with an initial term of twelve months or less. The expense associated with these short-term leases is included in noninterest expense in the consolidated statements of operations. To the extent that a lease arrangement includes both lease and non-lease components, the Company has elected not to account for these separately.

Rent expense on operating leases is recorded using the straight-line method over the appropriate lease term.

(h) Goodwill and Other Intangible Assets

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

Intangible assets with definite useful lives are amortized over their estimated useful lives and tested for impairment if events and circumstances exist that might indicate impairment may have occurred. The majority of the Company's intangible assets with definite useful lives is a core deposit intangible asset acquired as part of the Bay Banks Merger.

No impairment was recorded for goodwill and other intangible assets in 2022 and 2021.

(i) Mortgage Servicing Rights (“MSR”) Assets

MSR assets represent the economic value associated with servicing a mortgage loan during the life of the loan. The Company retains servicing rights on mortgages originated and sold to the secondary market. The assets are separate from the underlying mortgage and may be retained or sold by the Company when the related mortgage is sold. Under ASC 860, Transfers and Servicing, MSR assets are initially recognized at fair value and subsequently accounted for using either the amortization method or the fair value measurement method. Beginning January 1, 2022, the Company elected the fair value measurement method for accounting for MSR assets; prior to this, MSR assets were recorded under the amortization method. This change in accounting method, which was an irrevocable election, was prospective in nature and resulted in an after-tax difference in carrying values of its MSR assets under the two methods at the beginning of 2022. Consequently, a positive $3.5 million cumulative effect adjustment was recorded to stockholders’ equity as of January 1, 2022. MSR assets and servicing income are reported on the Company’s consolidated balance sheets and consolidated statements of income, respectively.

(j) Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and reported as OREO. At the time of acquisition these properties are recorded at estimated fair value less estimated selling costs, with any write down charged to the allowance for loan losses and any gain on foreclosure recorded in the allowance up to the amount previously charged off, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at the lower of cost or fair value, less estimated selling costs. Adjustments are made for subsequent declines in the fair value of the assets, less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the period of the transaction.

(k) Cash Surrender Value of Life Insurance

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

(l) Income Taxes

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

(m) Earnings Per Share

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

(n) Derivatives

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

The Company entered into various interest rate swaps in 2020 and 2019 that qualified as cash flow hedges as defined by ASC 815, Derivatives and Hedging. The hedging objective was to reduce the interest rate risk associated with the Company’s fixed rate advances from the designation date and going through the maturity date. The Company terminated these cash flow hedges during the fourth quarter of 2021 and recorded a gain on the termination.

(o) Business Segments

The Company has three reportable business segments consisting of commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general financial services to its customers. It is distinct from the Company's mortgage banking division, which concentrates on individual, wholesale, and participated mortgage lending, and sales activities. Activities at the holding company or parent level are primarily associated with investments, borrowings, and certain noninterest expenses.

(p) Recent Accounting Pronouncements (Issued But Not Adopted)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). In November 2019, the FASB issued ASU 2019-11 – Codification Improvements to Topic 326, Financial Instruments–Credit Losses. In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). Together, these ASUs create a new standard that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for PCI debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (or vintage year). ASU 2022-02 eliminates existing TDR guidance for organizations that have adopted (or will adopt) ASU 2016-13 while also requiring additional disclosures for loan modifications and gross charge-offs by year of origination. For public business entities that meet the definition of an emerging growth company, such as the Company, implementation of the new CECL standard is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted in any interim period as long as the Company has adopted to the amendments in ASU 2016-13. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is effective.

The Company expects to finalize the adoption of ASU 2016-13 during the first quarter of 2023 effective as of January 1, 2023. The Company to date has selected the software vendor for implementation, sourced and tested required data from the Company’s loan systems, tested data feeds to the model, determined appropriate segmentations of its portfolio, selected a preliminary forecast period for reasonable and supportable forecasts, and has performed parallel runs of the model as of the second, third, and fourth quarters of 2022. Additionally, the Company contracted for and received results from an independent third party, which validated the CECL model and process. The Company is currently finalizing its assessment of current and forecasted macroeconomic factors and assumptions and is testing and finalizing internal controls.

The increase to the allowance for loan losses and the liability for unfunded commitments will have no impact on the consolidated statement of operations upon the adoption of CECL. Instead, the increase in the allowance for loan losses will result in a corresponding increase in the carrying value of loans held for investment for those loans deemed to be purchased credit deteriorated (“PCD”) or a decrease to retained earnings through an after-tax cumulative effect adjustment for those loans deemed to be non-PCD. The increase in the liability for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, will result in a corresponding decrease to retained earnings through an after-tax cumulative effect adjustment. The Company currently estimates its allowance for loan losses as of January 1, 2023 will increase by a range of $8.5 million to $9.5 million while retained earnings will decrease by a range of $6.1 million to $6.8 million. In addition, the Company expects to recognize an increase to the liability for unfunded commitments by a range of $3.5 million to $4.5 million while retained earnings will decrease by a range of $2.7 million to $3.5 million.

Note 3. Investment Securities and Other Investments

Investment securities available for sale are carried on the Company's consolidated balance sheets at fair value. The following table presents amortized cost, fair values, and gross unrealized gains and losses of investment securities as of the dates stated.

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$60,018	$—	$(9,025)	$50,993
U.S. Treasury and agencies	80,073	—	(12,911)	67,162
Mortgage backed securities	230,015	51	(33,730)	196,336
Corporate bonds	42,909	124	(3,183)	39,850
Total investment securities	$413,015	$175	$(58,849)	$354,341

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$51,341	$302	$(530)	$51,113
U.S. Treasury and agencies	65,680	—	(1,614)	64,066
Mortgage backed securities	222,968	403	(4,261)	219,110
Corporate bonds	38,752	808	(317)	39,243
Total investment securities	$378,741	$1,513	$(6,722)	$373,532

At December 31, 2022 and 2021, no securities and securities with fair values of $8.7 million, respectively, were pledged to secure public deposits with the Treasury Board of the Commonwealth of Virginia.

At December 31, 2022 and 2021, securities with fair values of $241.9 million and $23.1 million, respectively, were pledged to secure the Bank’s line of credit with the FHLB.

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

		December 31, 2022
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	82	$18,252	$(2,178)	$31,530	$(6,847)	$49,782	$(9,025)
U.S. Treasury and agencies	28	9,904	(1,039)	56,686	(11,872)	66,590	(12,911)
Mortgage backed securities	78	39,006	(3,061)	148,449	(30,669)	187,455	(33,730)
Corporate bonds	33	26,018	(2,283)	5,675	(900)	31,693	(3,183)
Total	221	$93,180	$(8,561)	$242,340	$(50,288)	$335,520	$(58,849)

		December 31, 2021
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	38	$27,905	$(530)	$—	$—	$27,905	$(530)
U.S. Treasury and agencies	22	64,067	(1,614)	—	—	64,067	(1,614)
Mortgage backed securities	54	186,924	(4,257)	543	(4)	187,467	(4,261)
Corporate bonds	11	6,770	(313)	996	(4)	7,766	(317)
Total	125	$285,666	$(6,714)	$1,539	$(8)	$287,205	$(6,722)

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the dates stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,896	$4,880
Due after one year through five years	30,765	28,243
Due after five years through ten years	136,788	118,605
Due after ten years	240,566	202,613
Total	$413,015	$354,341

The Company reviews for OTTI of its investment securities portfolio quarterly. At December 31, 2022 and 2021, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for MBS are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost.

Restricted equity investments consisted of stock in the FHLB (carrying basis $14.7 million and $1.7 million at December 31, 2022 and 2021, respectively), FRB stock (carrying basis of $6.1 million at both December 31, 2022 and 2021), and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both December 31, 2022 and 2021). Restricted equity investments are carried at cost.

The Company has various other equity investments, including shares in other financial institutions and fintech companies, totaling $23.8 million and $14.2 million as of December 31, 2022 and 2021, respectively, which are carried at fair value with any gain or loss reported in the consolidated income statements each reporting period. As no actively traded market exists for substantially all of the Company's other equity investments, fair value adjustments are determined by reviewing recent observable market transactions, such as stock or equity transactions, that are substantially similar to the Company's existing investments. Other equity investments are also periodically evaluated for impairment using information obtained either directly from the investee or from a third-party broker. If an impairment has been identified, the carrying value of the investment is written down to its estimated fair market value through a charge to earnings.

Note 4. Loans and Allowance for Loan Losses

The following table presents loans held for investment, including Paycheck Protection Program ("PPP") loans, as of the dates stated.

	December 31,
(Dollars in thousands)	2022	2021
Commercial and industrial	$590,049	$320,827
Paycheck Protection Program	11,967	30,742
Real estate – construction, commercial	183,301	146,523
Real estate – construction, residential	76,599	58,857
Real estate – mortgage, commercial	864,989	701,503
Real estate – mortgage, residential	631,772	493,982
Real estate – mortgage, farmland	6,599	6,173
Consumer	47,423	49,877
Gross loans	2,412,699	1,808,484
Less: deferred loan fees, net of costs	(1,640)	(906)
Total	$2,411,059	$1,807,578

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $436.0 million and $478.3 million were pledged as of December 31, 2022 and 2021, respectively. Additionally, PPP loans were pledged as collateral for Paycheck Protection Program Liquidity Facility ("PPPLF") advances in the amount of $51 thousand and $17.9 million as of December 31, 2022 and 2021, respectively.

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

	December 31,
(Dollars in thousands)	2022	2021
PCI loans
Outstanding principal balance	$64,911	$97,418
Recorded investment	58,748	84,029
Purchased performing loans
Outstanding principal balance	513,461	706,147
Recorded investment	511,752	703,333
Total acquired loans
Outstanding principal balance	578,372	803,565
Recorded investment	570,500	787,362

The following table presents the changes in the accretable yield for PCI loans for the periods stated.

	December 31,
(Dollars in thousands)	2022	2021
Balance, beginning of period	$16,849	$123
Additions	—	10,030
Accretion	(9,410)	(5,381)
Reclassification of nonaccretable difference due to improvement in expected cash flows	3,804	1,400
Other changes, net	(71)	10,677
Balance, end of period	$11,172	$16,849

The following tables present the aging of the recorded investment of loans held for investment as of the dates stated.

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$488	$279	$—	$2,314	$3,081	$1,481	$585,487	$590,049
Paycheck Protection Program	—	—	—	—	—	—	11,967	11,967
Real estate – construction, commercial	1,136	19	—	714	1,869	—	181,432	183,301
Real estate – construction, residential	1,416	1,204	—	—	2,620	7	73,972	76,599
Real estate – mortgage, commercial	6,199	297	6,234	1,658	14,388	51,223	799,378	864,989
Real estate – mortgage, residential	4,544	231	1,998	5,143	11,916	5,678	614,178	631,772
Real estate – mortgage, farmland	—	75	—	—	75	—	6,524	6,599
Consumer	880	200	28	495	1,603	359	45,461	47,423
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(1,640)	(1,640)
Total Loans	$14,663	$2,305	$8,260	$10,324	$35,552	$58,748	$2,316,759	$2,411,059

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$2,338	$—	$30	$6,066	$8,434	$8,903	$303,490	$320,827
Paycheck Protection Program	—	—	—	—	—	—	30,742	30,742
Real estate – construction, commercial	271	—	—	88	359	14,754	131,410	146,523
Real estate – construction, residential	651	98	279	413	1,441	—	57,416	58,857
Real estate – mortgage, commercial	53	—	—	3,024	3,077	51,872	646,554	701,503
Real estate – mortgage, residential	13,950	1,587	359	5,190	21,086	7,621	465,275	493,982
Real estate – mortgage, farmland	—	—	—	—	—	—	6,173	6,173
Consumer	902	583	249	396	2,130	879	46,868	49,877
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(906)	(906)
Total Loans	$18,165	$2,268	$917	$15,177	$36,527	$84,029	$1,687,022	$1,807,578

The following tables present the aging of the recorded investment of PCI loans as of the dates stated.

	December 31, 2022
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$1,481	$1,481
Real estate – construction, commercial	—	—	7	7
Real estate – mortgage, commercial	—	—	51,223	51,223
Real estate – mortgage, residential	354	—	5,324	5,678
Consumer	—	—	359	359
Total PCI Loans	$354	$—	$58,394	$58,748

	December 31, 2021
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$8,903	$8,903
Real estate – construction, commercial	—	—	14,754	14,754
Real estate – mortgage, commercial	—	—	51,872	51,872
Real estate – mortgage, residential	147	—	7,474	7,621
Consumer	—	4	875	879
Total PCI Loans	$147	$4	$83,878	$84,029

The following tables present the allowance for loan losses and the amount of loans evaluated for impairment, individually and collectively, by loan type as of the dates stated.

	December 31, 2022
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$1,481	$1,481	$—
Real estate – construction, commercial	—	7	7	—
Real estate – mortgage, commercial	—	51,223	51,223	3
Real estate – mortgage, residential	—	5,678	5,678	—
Consumer	—	359	359	—
Total PCI loans	—	58,748	58,748	3
Originated and purchased performing loans:
Commercial and industrial	39,247	549,321	588,568	15,272
Real estate – construction, commercial	521	182,773	183,294	1,637
Real estate – construction, residential	—	76,599	76,599	628
Real estate – mortgage, commercial	4,567	809,199	813,766	2,353
Real estate – mortgage, residential	835	625,259	626,094	1,760
Real estate – mortgage, farmland	—	6,599	6,599	4
Consumer	—	47,064	47,064	1,282
Total originated and purchased performing loans	45,170	2,296,814	2,341,984	22,936
Gross loans	45,170	2,355,562	2,400,732	22,939
Less: deferred loan fees, net of costs	—	—	(1,640)	—
Total	$45,170	$2,355,562	$2,399,092	$22,939

	December 31, 2021
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$8,903	$8,903	$—
Real estate – construction, commercial	—	14,754	14,754	—
Real estate – mortgage, commercial	—	51,872	51,872	—
Real estate – mortgage, residential	—	7,621	7,621	117
Consumer	—	879	879	—
Total PCI loans	—	84,029	84,029	117
Originated and purchased performing loans:
Commercial and industrial	4,612	307,312	311,924	7,133
Real estate – construction, commercial	527	131,242	131,769	953
Real estate – construction, residential	—	58,857	58,857	395
Real estate – mortgage, commercial	3,194	646,437	649,631	1,403
Real estate – mortgage, residential	1,400	484,961	486,361	1,184
Real estate – mortgage, farmland	—	6,173	6,173	23
Consumer	—	48,998	48,998	913
Total originated and purchased performing loans	9,733	1,683,980	1,693,713	12,004
Gross loans	9,733	1,768,009	1,777,742	12,121
Less: deferred loan fees, net of costs	—	(570)	(570)	—
Total	$9,733	$1,767,439	$1,777,172	$12,121

The tables above exclude PPP loans of $12.0 million and $30.7 million as of December 31, 2022 and 2021, respectively. PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses for these loans. In future periods, the Company may be required to establish an ALL for these loans, which would result in a provision for loan losses charged to earnings.

The following tables present information related to impaired loans by loan type as of the dates presented.

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$1,309	$1,289	$—	$—	$—	$—
Real estate – construction, commercial	521	521	—	527	527	—
Real estate – mortgage, commercial	4,438	4,404	—	—	—	—
Real estate – mortgage, residential	835	834	—	—	—	—
With an allowance recorded:
Commercial and industrial	$37,938	$37,911	$3,178	$4,612	$4,612	$836
Real estate – mortgage, commercial	129	126	1	3,194	3,849	1
Real estate – mortgage, residential	—	—	—	1,400	1,400	42
Total	$45,170	$45,085	$3,179	$9,733	$10,388	$879

The $35.4 million increase in impaired loans from December 31, 2021 to December 31, 2022 was primarily attributable to one loan to a commercial and industrial borrower totaling $37.3 million as of December 31, 2022. This loan was risk graded as substandard as of the same date, and as a result, was deemed impaired per Company policy and individually evaluated for impairment. This impairment analysis resulted in a $2.9 million allowance for loan loss as of December 31, 2022, which is included in the table above.

Impaired loans also include TDRs. As of December 31, 2022, there were 11 TDRs totaling $1.1 million as compared to eight TDRs totaling $688 thousand as of December 31, 2021.

The following table presents an analysis of the change in the allowance for loans losses by loan type as of the dates and for the periods stated.

	December 31,
(Dollars in thousands)	2022	2021	2020
Allowance for loan losses, beginning of period	$12,121	$13,827	$4,572
Charge-offs
Commercial and industrial	(4,779)	(1,098)	(6)
Real estate – construction	(162)	(195)	—
Real estate – mortgage	(1,824)	(125)	(505)
Consumer	(1,686)	(1,123)	(994)
Total charge-offs	(8,451)	(2,541)	(1,505)
Recoveries
Commercial and industrial	442	196	41
Real estate – construction	40	—	—
Real estate – mortgage	409	98	8
Consumer	492	424	261
Total recoveries	1,383	718	310
Net charge-offs	(7,068)	(1,823)	(1,195)
Provision for loan losses	17,886	117	10,450
Allowance for loan losses, end of period	$22,939	$12,121	$13,827

The Company categorizes loans into risk categories based on relevant information about the expected ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company uses the following definitions for loan risk ratings and periodically evaluates the appropriateness of these ratings across its loan portfolio:

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

There were no loans classified as doubtful or loss as of December 31, 2022 and December 31, 2021.

The following tables present the Company's loan portfolio (PCI and originated and purchased performing) by internal loan grades as of the dates stated. PPP loans are risk graded strong because they are fully guaranteed by the U.S. government.

	December 31, 2022
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,369	$—	$112	$—	$—	$1,481
Real estate – construction, commercial	—	—	—	7	—	—	—	—	7
Real estate – mortgage, commercial	—	—	—	22,778	26,059	1,700	686	—	51,223
Real estate – mortgage residential	—	—	—	1,453	1,985	—	2,240	—	5,678
Consumer	—	—	—	—	353	—	6	—	359
Total PCI loans	—	—	—	25,607	28,397	1,812	2,932	—	58,748
Originated and purchased performing loans:
Commercial and industrial	318	885	193,144	312,278	38,552	2,834	40,557	—	588,568
Paycheck Protection Program	11,967	—	—	—	—	—	—	—	11,967
Real estate – construction, commercial	—	361	14,223	156,027	8,504	3,365	814	—	183,294
Real estate – construction, residential	—	—	3,110	72,327	1,162	—	—	—	76,599
Real estate – mortgage, commercial	—	2,330	187,648	561,554	54,352	2,048	5,834	—	813,766
Real estate – mortgage residential	—	7,311	233,697	365,511	11,858	—	7,717	—	626,094
Real estate – mortgage, farmland	549	—	1,315	4,609	126	—	—	—	6,599
Consumer	197	—	21,330	24,731	256	—	550	—	47,064
Total originated and purchased performing loans:	13,031	10,887	654,467	1,497,037	114,810	8,247	55,472	—	2,353,951
Gross loans	$13,031	$10,887	$654,467	$1,522,644	$143,207	$10,059	$58,404	$—	$2,412,699
Less: deferred loan fees, net of costs									(1,640)
Total									$2,411,059

	December 31, 2021
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,567	$2,818	$2,748	$1,770	$—	$8,903
Real estate – construction, commercial	—	—	—	2,423	—	11,010	1,321	—	14,754
Real estate – mortgage, commercial	—	—	—	2,642	3,892	33,487	11,851	—	51,872
Real estate – mortgage residential	—	—	—	142	1,657	2,709	3,113	—	7,621
Consumer	—	—	—	—	388	481	10	—	879
Total PCI loans	—	—	—	6,774	8,755	50,435	18,065	—	84,029
Originated and purchased performing loans:
Commercial and industrial	291	560	156,519	133,738	11,256	3,180	6,380	—	311,924
Paycheck Protection Program	30,742	—	—	—	—	—	—	—	30,742
Real estate – construction, commercial	—	412	28,973	91,900	7,995	1,846	643	—	131,769
Real estate – construction, residential	—	—	14,610	40,418	3,416	—	413	—	58,857
Real estate – mortgage, commercial	—	2,382	307,067	283,165	34,750	17,133	5,134	—	649,631
Real estate – mortgage residential	990	9,218	276,992	180,980	11,107	974	6,100	—	486,361
Real estate – mortgage, farmland	340	—	1,067	4,766	—	—	—	—	6,173
Consumer	262	3	16,920	30,691	542	—	580	—	48,998
Total originated and purchased performing loans:	32,625	12,575	802,148	765,658	69,066	23,133	19,250	—	1,724,455
Gross loans	$32,625	$12,575	$802,148	$772,432	$77,821	$73,568	$37,315	$—	$1,808,484
Less: deferred loan fees, net of costs									(906)
Total									$1,807,578

Note 5. Premises and Equipment, net

The following table presents premises and equipment, net of accumulated depreciation, as of the dates stated.

	December 31,
(Dollars in thousands)	2022	2021
Buildings and land	$23,134	$25,510
Furniture, fixtures and equipment	6,065	6,004
Software	262	324
Construction in progress	—	41
Total cost	29,461	31,879
Less: Accumulated depreciation	(6,309)	(5,255)
Premises and equipment, net	$23,152	$26,624

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $1.9 million, $2.0 million, and $924 thousand, respectively. Software amortization expense for the years ended December 31, 2022, 2021, and 2020 was $96 thousand, $137 thousand, and $55 thousand, respectively.

Note 6. Goodwill and Other Intangible Assets

As of December 31, 2022 and 2021, goodwill totaled $26.8 million.

The following tables present information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	December 31, 2022
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(4,330)	$5,296
Other amortizable intangibles	3,282	(1,995)	1,287
Total	$12,908	$(6,325)	$6,583

	December 31, 2021
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(2,908)	$6,718
Other amortizable intangibles	2,463	(1,587)	876
Total	$12,089	$(4,495)	$7,594

Intangible amortization expense is included in noninterest expense or interest and fees on loans in the consolidated statements of operations depending on the intangible. For the years ended December 31, 2022, 2021, and 2020, intangible amortization expense totaled $1.5 million, $1.7 million, and $629 thousand, respectively.

Included in other amortizable intangibles were loan servicing assets of $876 thousand and $362 thousand as of December 31, 2022 and 2021, respectively, related to the servicing of the government guaranteed portion of certain loans that the Company has sold. Loan servicing assets of $820 thousand and $266 thousand were added during the years ended December 31, 2022 and 2021, respectively. The amortization of these intangibles is included in interest and fees on loans in the consolidated statement of operations and totaled $306 thousand for the year ended December 31, 2022.

The following table presents estimated intangible asset amortization expense of the core deposit intangibles and other amortizable intangibles for the next five years and thereafter from the date stated.

(Dollars in thousands)	December 31, 2022
2023	$1,355
2024	1,221
2025	1,046
2026	1,073
2027	627
Thereafter	1,261
Total	$6,583

The Company retains servicing rights on mortgages originated and sold to the secondary market. Beginning January 1, 2022, the Company elected the fair value measurement method for accounting for MSR assets, pursuant to which assets are initially recorded at fair value and subsequently adjusted to fair value at each reporting period. Prior to this election, the Company accounted for MSR assets under the amortization method, whereby the MSR assets were recorded at the lower of cost or fair value. As of December 31, 2022, the fair value of MSR assets was $29.0 million, and at December 31, 2021, the carrying value of MSR assets under the amortization method was $16.5 million.

Note 7. Deposits

The aggregate amount of time deposits, with a minimum denomination of $250 thousand, were $75.8 million and $144.8 million as of December 31, 2022 and 2021, respectively.

The following table presents the scheduled maturities of time deposits, with a minimum denomination of $250 thousand, for the next five years and thereafter from the date stated.

(Dollars in thousands)	December 31, 2022
2023	$40,764
2024	29,616
2025	2,109
2026	2,744
2027	606
Thereafter	—
Total	$75,839

Brokered deposits totaled $45.3 million and $53.7 million at December 31, 2022 and 2021, respectively. Deposits obtained through a certificate of deposit listing service totaled $4.2 million and $8.4 million as of December 31, 2022 and 2021, respectively.

Note 8. Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB of $525.1 million at December 31, 2022, secured by pledged qualifying real estate loans and certain pledged securities. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB that totaled $311.7 million and $10.1 million at December 31, 2022 and 2021, respectively. The interest rate on the borrowing as of December 31, 2022 was 4.57% with a maturity of May 8, 2023, but can be paid down or paid off anytime without penalty. The interest rate on the borrowing as of December 31, 2021 was 0.56% with a maturity of February 28, 2030 and was paid off in full in 2022 without penalty. FHLB borrowings required the Bank to hold $14.7 million and $1.7 million of FHLB stock as of December 31, 2022 and 2021, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At December 31, 2022, 1-4 family residential loans classified as held for investment with a lendable value of $104.6 million, multi-family residential loans with a lendable value of $42.2 million, commercial real estate loans with a lendable value of $147.1 million, and securities with a lendable value of $231.2 million were pledged against the available line of credit with the FHLB. The Bank also has letters of credit with the FHLB in the amount of $85.1 million for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $128.3 million as of December 31, 2022.

Other Borrowings

The Company has unsecured lines of credit with correspondent banks totaling $28.0 million at December 31, 2022 and $44.0 million at December 31, 2021, available for overnight borrowing. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. At December 31, 2022 and 2021, none of these lines of credit with correspondent banks were drawn upon.

Subordinated Notes

The Company had $39.9 million and $40.0 million of subordinated notes, net, outstanding as of December 31, 2022 and December 31, 2021, respectively. The Company's subordinated notes are comprised of a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”).

The 2029 Notes, which were assumed in the Bay Banks Merger, bear interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate (SOFR) (as defined in the 2029 Notes) plus 433.5 basis points, payable quarterly in arrears. The 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the other subordinated notes issued by the Company. Beginning on October 15, 2024 through maturity, the 2029 Notes may be redeemed, at the Company's option, on any scheduled interest payment date. As of December 31, 2022, the net carrying amount of the 2029 Notes was $25.2 million, inclusive of a $678 thousand purchase accounting adjustment (premium) recorded at the effective date of the Bay Banks Merger (January 31, 2021). For the twelve months ended December 31, 2022 and 2021, the effective interest rate on the 2029 Notes was 5.08% and 4.73%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

The 2030 Note bears interest at the rate of 6.00% per annum until June 1, 2025, at which date the rate will reset quarterly, equal to the three-month SOFR determined on the date of the applicable interest period plus 587 basis points. Interest on the 2030 Note is payable semi-annually in arrears. The 2030 Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s existing and future senior indebtedness and ranks in parity with the other subordinated notes issued by the Company. Beginning on June 1, 2025 through maturity, the 2030 Note may be redeemed, at the Company's option, on any scheduled interest payment date. The aggregate carrying value of the 2030 Note, including unamortized debt issuance costs, was $14.7 million as of December 31, 2022 and 2021. For the twelve months ended December 31, 2022, 2021, and 2020 the effective interest rate on the 2030 Note was 6.11%, 6.12%, and 6.12%, respectively.

Note 9. Derivative Financial Instruments and Hedging Activities

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

The following table presents the notational and fair values of the swap agreements as of the dates stated.

	December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,178	$(95)
Pay fixed/receive variable swaps	2,178	95

	December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,052	$199
Pay fixed/receive variable swaps	2,052	(199)

As part of its efforts to sell originated government guaranteed and conventional residential mortgages into the secondary market, the Bank had entered into $11.7 million and $64.8 million of rate lock commitments with borrowers, net of expected fallout, as of December 31, 2022 and 2021, respectively, and $12.8 million and $113.6 million of closed loan inventory waiting for sale, which were hedged by $21.5 million and $169.5 million in forward TBA mortgage backed securities as of December 31, 2022 and 2021, respectively. Mortgage derivative assets totaled $112 thousand and $1.9 million as of December 31, 2022 and 2021, respectively, and mortgage derivative liabilities, which are included in other liabilities on the consolidated balance sheets, were $24 thousand and $75 thousand as of December 31, 2022 and 2021, respectively.

Note 10. Employee Benefit Plans

The Company has a 401(k) plan that covers eligible employees (the “401(k) Plan”). Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Bank contributes a matching contribution equal to 100% of an employee's contribution up to 5% of the elective deferral. This matching contribution is subject to a vesting schedule of six years. For the years ended December 31, 2022, 2021, and 2020, total expenses attributable to the 401(k) Plan were $1.8 million, $2.5 million, and $1.2 million, respectively.

The Company has an Employee Stock Ownership Plan (the “ESOP”) that covers eligible employees. Contributions to the ESOP are made at the discretion of the board of directors and are subject to a vesting schedule of six years. The ESOP held 192,066 total shares of Company common stock at both December 31, 2022 and December 31, 2021, which are considered outstanding in the computation of EPS.

The Company assumed the Bay Banks of Virginia, Inc. ESOP pursuant to the Bay Banks Merger (the “Bay Banks ESOP”). The Bay Banks ESOP remained a separate plan from the ESOP after the Bay Banks Merger, and no new participants were permitted to the Bay Banks ESOP beginning with the effective date of the merger. The Bay Banks ESOP held 361,500 total shares of Company common stock at both December 31, 2022 and December 31, 2021, which are considered outstanding in the computation of EPS.

Note 11. Stock-Based Compensation

The Company has granted restricted stock awards (“time-based RSAs”) to employees and directors under the Blue Ridge Bankshares, Inc. Equity Incentive Plan. Time-based RSAs are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. Beginning in 2022, the Company began granting performance-based restricted stock awards (“PSAs”) to employees under the same plan. PSAs vest at the end of a three-year period contingent on the Company's achievement of financial goals and are being expensed on a straight-line basis over the same period with adjustments periodically based on projected achievement of the performance target, which may change the number of PSA shares that will ultimately vest. In 2022, the Company granted time-based RSAs and PSAs relating to 210,669 shares of the Company's common stock to employees and directors, of which 94,783 shares were PSAs. Time-based RSAs carry voting and dividend rights, while PSAs carry voting rights but are subject to deferred dividend payout restrictions.

Compensation expense recognized in the consolidated statements of operations related to time-based RSAs and PSAs, net of forfeitures, was $1.7 million, $1.3 million, and $567 thousand for the years ended December 31, 2022, 2021, and 2020, respectively. Unrecognized compensation expense related to the restricted stock awards as of December 31, 2022 totaled $3.1 million.

The following table presents time-based RSA and PSA activity as of the dates and for the periods stated.

	Time-based RSAs		PSAs
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Shares unvested and outstanding, December 31, 2020	148,600	$10.70	—	$—
Granted	174,634	17.35	—	—
Vested	(85,037)	12.28	—	—
Forfeited	(20,013)	13.45	—	—
Shares unvested and outstanding, December 31, 2021	218,184	$15.31	—	$—
Granted	115,886	15.06	94,783	14.91
Vested	(87,677)	15.40	—	—
Forfeited	(27,737)	14.25	(2,478)	14.91
Shares unvested and outstanding, December 31, 2022	218,656	$15.27	92,305	14.91

The following table presents stock option activity as of the dates and for the periods presented.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding and exercisable, December 31, 2020	—	—	—	—
Assumed in Bay Banks Merger	148,758	9.89	5.47
Granted	—	—
Forfeited	(808)	13.80
Exercised	(89,786)	9.99
Expired	(557)	6.47
Options outstanding and exercisable, December 31, 2021	57,607	11.75	6.18	$354,269
Granted	—	—
Forfeited	—	—
Exercised	(1,183)	11.88
Expired	(3,750)	12.30
Options outstanding and exercisable, December 31, 2022	52,674	$11.71	5.13	$66,754

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

All of the options outstanding as of December 31, 2022 were assumed in the Bay Banks Merger.

Note 12. Leases

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

The following tables present information about the Company’s leases as of the dates and for the periods stated.

	December 31,
(Dollars in thousands)	2022	2021
Lease liabilities	$7,860	$7,651
Right-of-use asset	$6,903	$6,317
Weighted average remaining lease term (years)	5.85	6.79
Weighted average discount rate	2.40%	1.86%

	December 31,
(Dollars in thousands)	2022	2021	2020
Operating lease cost	$2,495	$2,383	$1,731
Total lease cost	2,495	2,383	1,731
Cash paid for amounts included in the measurement of lease liabilities	2,080	2,014	—

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities for periods following the date stated.

(Dollars in thousands)	December 31, 2022
2023	$2,058
2024	1,441
2025	1,169
2026	1,050
2027	984
Thereafter	1,786
Total undiscounted cash flows	8,488
Discount	(628)
Lease liabilities	$7,860

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$50,993	$—	$50,993	$—
U.S. Treasury and agencies	67,162	—	67,162	—
Mortgage backed securities	196,336	—	188,719	7,617
Corporate bonds	39,850	—	35,561	4,289
Total securities available for sale	$354,341	$—	$342,435	$11,906
Other assets
MSR assets	$28,991	$—	$—	$28,991
Rabbi trust assets	584	584	—	—
Mortgage derivative asset	112	—	112	—
Interest rate swap asset	95	—	95	—
Other liabilities
Mortgage derivative liability	$24	$—	$24	$—
Interest rate swap liability	95	—	95	—

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$51,113	$—	$51,113	$—
U.S. Treasury and agencies	64,066	—	64,066	—
Mortgage backed securities	219,110	—	211,194	7,916
Corporate bonds	39,243	3,000	25,179	11,064
Total securities available for sale	$373,532	$3,000	$351,552	$18,980
Other assets
Rabbi trust assets	$994	$994	$—	$—
Mortgage derivative asset	1,876	—	1,876	—
Interest rate swap asset	199	—	199	—
Other liabilities
Mortgage derivative liability	$75	$—	$75	$—
Interest rate swap liability	199	—	199	—

The following table presents the change in corporate bonds and mortgage backed securities using Level 3 inputs for the periods stated.

(Dollars in thousands)	Corporate Bonds	Mortgage backed securities
Balance as of December 31, 2020	$—	$—
Transfers from Level 2 to Level 3	14,041	7,915
Transfers from Level 3 to Level 2	(996)	—
Sales or paydowns	(2,000)	—
Fair value adjustments	19	1
Balance as of December 31, 2021	$11,064	$7,916
Transfers from Level 3 to Level 2	(6,751)	—
Sales or paydowns	—	(300)
Fair value adjustments	(24)	1
Balance as of December 31, 2022	$4,289	$7,617

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Mortgage Servicing Rights or MSR Assets

As previously noted, the Company changed its accounting for MSR assets from the amortization method to the fair value measurement method effective January 1, 2022. This was a prospective change in accounting method; therefore, the carrying value of the MSR assets in periods prior to January 1, 2022 were stated at amortized cost.

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of December 31, 2022 and 2021, the Company was servicing approximately $2.16 billion and $1.91 billion in loans, respectively, via a third-party subservicer. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and servicing costs, utilizing assumed prepayment speeds. The weighted average net servicing fee income of the portfolio was 28.4 basis points as of December 31, 2022. Estimated base annual servicing costs were $65.00 to $80.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 8.17% as of December 31, 2022. A base discount rate of 9.00% to 14.50% (9.43% weighted average discount rate) was then applied to each pool’s projected future cash flows as of December 31, 2022. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

The following table presents the change in MSR assets as of the dates and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance as of December 31, 2020	$7,084
Acquired in Bay Banks Merger	997
Additions	11,809
Write-offs	(959)
Amortization	(2,462)
Balance as of December 31, 2021 - Amortized cost	$16,469
Change in accounting method	4,484
Additions	5,791
Fair value adjustments	2,247
Balance as of December 31, 2022 - Fair value	$28,991

Other Equity Investments

The fair value of other equity investments, including the Company's investments in certain fintech companies, is based on either observable market prices, if available, or observable market transactions for identical or significantly similar investments (Level 2).

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

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated fair market value in the aggregate (i.e., loans held for sale). Changes in fair value are recognized in residential mortgage banking income, net on the consolidated statements of operations (Level 2).

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

Government guaranteed loans, or portions thereof, intended for sale in the secondary market are classified as held for sale on the consolidated balance sheets and carried at the lower of cost or estimated fair market value (Level 2).

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$23,776	$—	$23,776	$—
Impaired loans, net	34,888	—	—	34,888
Loans held for sale	69,534	—	69,534	—
OREO	195	—	—	195

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$14,184	$—	$14,184	$—
Impaired loans, net	8,344	—	—	8,344
Loans held for sale	121,943	—	121,943	—
OREO	157	—	—	157

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of December 31, 2022	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	34,743	Selling Costs	7% - 10%
Discounted cash flows technique	145	Discount Rate	4% - 11%
OREO
Discounted appraised value technique	195	Selling Costs	7%

(Dollars in thousands)	Balance as of December 31, 2021	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	8,108	Selling Costs	7%
Discounted cash flows technique	236	Discount Rate	4% - 7%
OREO
Discounted appraised value technique	157	Selling Costs	7%

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

The carrying value of restricted equity investments approximates fair value based on the redemption provisions of the issuer (Level 2). The fair value of other investments is approximated by its carrying value (Level 3).

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

The carrying value of noninterest-bearing deposits approximates fair value (Level 1). The carrying values of interest-bearing demand, money market, and savings deposits approximates fair value based on their current pricing and are reported as Level 2. The fair values of time deposits were obtained using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for time deposits that mature in the same period. Time deposits are reported as Level 3.

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

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Borrowers with fixed rate obligations may be less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates may be more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The following tables present estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates stated.

	December 31, 2022
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,274	$77,274	$77,274	$—	$—
Federal funds sold	1,426	1,426	1,426	—	—
Securities available for sale	354,341	354,341	—	342,435	11,906
Restricted equity investments	21,257	21,257	—	21,257	—
Other equity investments	23,776	23,776	—	23,776	—
Other investments	24,672	24,672	—	—	24,672
PPP loans receivable, net	11,967	11,967	—	—	11,967
Loans held for investment, net	2,376,153	2,321,042	—	—	2,321,042
Accrued interest receivable	12,393	12,393	—	12,393	—
Bank owned life insurance	47,245	47,245	—	47,245	—
MSR assets	28,991	28,991	—	—	28,991
Financial Liabilities
Noninterest-bearing deposits	$640,101	$640,101	$640,101	$—	$—
Interest-bearing demand and money market deposits	1,318,799	1,318,799	—	1,318,799	—
Savings deposits	151,646	151,646	—	151,646	—
Time deposits	391,961	352,294	—	—	352,294
FHLB borrowings	311,700	311,700	—	311,700	—
FRB borrowings	51	51	—	51	—
Subordinated notes, net	39,920	37,689	—	—	37,689

	December 31, 2021
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$130,548	$130,548	$130,548	$—	$—
Federal funds sold	43,903	43,903	43,903	—	—
Securities available for sale	373,532	373,532	3,000	351,552	18,980
Restricted equity investments	8,334	8,334	—	8,334	—
Other equity investments	14,184	14,184	—	14,184	—
Other investments	12,681	12,681	—	—	12,681
PPP loans receivable, net	30,406	30,406	—	—	30,406
Loans held for investment, net	1,765,051	1,766,820	—	—	1,766,820
Accrued interest receivable	9,573	9,573	—	9,573	—
Bank owned life insurance	46,545	46,545	—	46,545	—
Financial Liabilities
Noninterest-bearing deposits	$685,801	$685,801	$685,801	$—	$—
Interest-bearing demand and money market deposits	962,092	962,092	—	962,092	—
Savings deposits	150,376	150,376	—	150,376	—
Time deposits	499,502	503,968	—	—	503,968
FHLB borrowings	10,111	9,943	—	9,943	—
FRB borrowings	17,901	17,901	—	17,901	—
Subordinated notes, net	39,986	41,388	—	—	41,388

Note 14. Minimum Regulatory Capital Requirements

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

Under the Basel III Capital Rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of December 31, 2022 and 2021, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022, the most recent regulatory reporting categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category.

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

As previously noted, the Company will adopt CECL effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings ("Day 1 CECL adjustment") over a three-year period. The three-year phase-in of the Day 1 CECL adjustment to regulatory capital will be 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank plans to make this irrevocable election effective with its first quarter 2023 call report.

The following tables present capital ratios for the Bank as of the periods stated. Adequately capitalized ratios include the conservation buffer.

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$303,876	11.15%	$286,161	10.50%	$272,535	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.25%	$231,470	8.50%	$217,854	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.25%	$190,622	7.00%	$177,006	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$279,125	9.25%	$120,703	4.00%	$150,878	5.00%

	December 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

Note 15. Related Party Transactions

During the years ended December 31, 2022 and 2021, officers, directors, and principal shareholders and their related interests (related parties) were customers of and had transactions with the Bank. These transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not deemed related parties to the Bank and did not involve more than the normal risk of collectability or present other unfavorable features. The following table presents loan transactions with such related parties as of and for the periods stated.

	December 31,
(Dollars in thousands)	2022	2021
Total loans, beginning of period	$7,737	$13,957
Advances	4,703	6,699
Curtailments	(4,322)	(12,919)
Total loans, end of period	$8,118	$7,737

The Bank held related party deposits of approximately $11.6 million and $13.2 million as of December 31, 2022 and 2021, respectively.

Note 16. Earnings Per Share

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and PSAs. For the twelve months ended December 31, 2022, 2021, and 2020, no stock options or PSAs for shares of the Company’s common stock were considered anti-dilutive. Weighted average common shares outstanding, basic and dilutive, for all periods presented are presented on a post Stock Split basis. The Company had 13,134, 9,898, and zero dilutive weighted average common shares outstanding for the years ended December 31, 2022, 2021, and 2020 respectively, which were attributable to exercisable stock options and time-based RSAs.

	For the years ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Weighted average common shares outstanding, basic	18,811,484	17,840,675	8,535,606
Effect of dilutive securities	13,134	9,898	—
Weighted average common shares outstanding, dilutive	18,824,618	17,850,573	8,535,606

Net income:
Net income from continuing operations	$27,577	$52,624	$17,837
Net income (loss) from discontinued operations	337	(144)	(140)
Net income from discontinued operations attributable to noncontrolling interest	(1)	(3)	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$27,913	$52,477	$17,696

Basic earnings per share:
Earnings per share from continuing operations	$1.46	$2.95	$2.07
Earnings (loss) per share from discontinued operations	0.02	(0.01)	(0.02)
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$1.48	$2.94	$2.05

Diluted earnings per share:
Earnings per share from continuing operations	$1.46	$2.95	$2.07
Earnings (loss) per share from discontinued operations	0.02	(0.01)	(0.02)
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$1.48	$2.94	$2.05

Note 17. Income Taxes

The following table presents the differences between the provision for income taxes at the federal statutory rate and the amounts computed as reported for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2022		2021		2020
Income tax at federal statutory rate	$7,612	21.0%	$14,317	21.0%	$4,725	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	625	1.7%	1,499	2.2%	34	0.2%
Tax-exempt interest income	(121)	(0.3%)	(105)	(0.2%)	(20)	(0.1%)
Income from life insurance	(283)	(0.8%)	(196)	(0.3%)	(82)	(0.4%)
Merger-related expenses	—	—	250	0.4%	174	0.8%
Other permanent differences	500	1.4%	(64)	(0.1%)	(31)	(0.1%)
Provision for income taxes	$8,333	23.0%	$15,701	23.0%	$4,800	21.4%

The following table presents the significant components of the provision for income taxes as of the dates stated.

	For the years ended December 31,
(Dollars in thousands)	2022	2021	2020
Current tax provision
Federal	$4,762	$12,832	$6,437
State	546	946	43
Total current tax provision	5,308	13,778	6,480
Deferred tax provision (benefit)
Federal	3,046	971	(1,680)
State	(21)	952	—
Total deferred tax provision (benefit)	3,025	1,923	(1,680)
Provision for income taxes	$8,333	$15,701	$4,800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of deferred tax assets and liabilities as of the dates stated.

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets relating to:
Allowance for loan losses	$5,126	$2,470
Compensation differences	1,340	1,221
Reserve for loan sale buy backs	640	227
Acquisition accounting adjustments	1,522	3,463
Loan origination costs	160	67
Pass-through entities	114	487
Unrealized losses on securities available for sale	13,149	1,092
Other	555	872
Total deferred tax assets	22,606	9,899
Deferred tax liabilities relating to:
Premises and equipment, net	(2,191)	(2,885)
Core deposit and customer-based intangible assets	(1,179)	(1,549)
Mortgage servicing rights	(6,478)	(3,711)
Unrealized gains on other investments	(3,491)	(1,536)
Other	(85)	(68)
Total deferred tax liabilities	(13,424)	(9,749)
Deferred tax asset, net	$9,182	$150

Deferred income tax assets and liabilities are measured at the enacted tax rate for the period in which they are expected to reverse; therefore, as of December 31, 2022, they have been measured using the federal income tax rate enacted for subsequent years of 21% and applicable state income tax rates.

As of December 31, 2022 and 2021, the Company had no net operating losses to be carried forward and applied against future taxable income. The Company’s policy is to report interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of income. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018. As of December 31, 2022 and 2021, the Company has no uncertain tax positions.

The Company’s deferred tax asset was $22.6 million and $9.9 million at December 31, 2022 and 2021, respectively. As of December 31, 2022, management concluded that the Company’s deferred tax assets were fully realizable, and accordingly, no valuation allowance was recorded. The Company will continue to monitor deferred tax assets to evaluate whether it will be able to realize the full benefit of the deferred tax asset or whether there is need for a valuation allowance. Significant negative trends in asset credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

Note 18. Business Segments

The Company has three reportable business segments, consisting of commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general financial services to its customers. It is distinct from the Company's mortgage banking division, which concentrates on individual and wholesale mortgage lending and sales activities. Activities at the holding company (or parent level) are primarily associated with investments, borrowings, and certain noninterest expenses.

The following tables present statement of operations items and assets by segment as of the dates and periods stated.

	For the year ended December 31, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$125,582	$1,455	$439	$—	$127,476
Interest expense	14,122	419	2,544	—	17,085
Net interest income	111,460	1,036	(2,105)	—	110,391
Provision for loan losses	17,886	—	—	—	17,886
Net interest income after provision for loan losses	93,574	1,036	(2,105)	—	92,505
NONINTEREST INCOME
Residential mortgage banking income, net	—	12,609	—	—	12,609
Mortgage servicing rights	147	7,891	—	—	8,038
Gain on sale of guaranteed government loans	4,734	—	—	—	4,734
Service charges on deposit accounts	1,289	—	—	—	1,289
Increase in cash surrender value of bank owned life insurance	1,348	—	—	—	1,348
Other income	11,193	17	9,453	(589)	20,074
Total noninterest income	18,711	20,517	9,453	(589)	48,092
NONINTEREST EXPENSE
Salaries and employee benefits	40,012	15,994	—	—	56,006
Other operating expenses	42,571	4,875	1,913	(589)	48,770
Total noninterest expense	82,583	20,869	1,913	(589)	104,776
Income from continuing operations before income tax expense	29,702	684	5,435	—	35,821
Income tax expense	6,885	152	1,207	—	8,244
Net income from continuing operations	$22,817	$532	$4,228	$—	$27,577
Discontinued Operations
Income from discontinued operations before income taxes (including gain on disposal of $471 thousand)	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$23,154	$532	$4,228	$—	$27,914
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$23,153	$532	$4,228	$—	$27,913
Total assets as of December 31, 2022	$3,069,861	$40,840	$300,440	$(270,096)	$3,141,045

	For the year ended December 31, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$99,810	$3,596	$140	$—	$103,546
Interest expense	8,181	257	2,627	—	11,065
Net interest income	91,629	3,339	(2,487)	—	92,481
Provision for loan losses	117	—	—	—	117
Net interest income after provision for loan losses	91,512	3,339	(2,487)	—	92,364
NONINTEREST INCOME
Gain on sale of Paycheck Protection Program loans	24,315	—	—	—	24,315
Residential mortgage banking income, net	—	28,624	—	—	28,624
Mortgage servicing rights	—	8,398	—	—	8,398
Gain on sale of guaranteed government loans	2,005	—	—	—	2,005
Service charges on deposit accounts	1,464	—	—	—	1,464
Increase in cash surrender value of bank owned life insurance	932	—	—	—	932
Other income	13,733	194	7,505	(182)	21,250
Total noninterest income	42,449	37,216	7,505	(182)	86,988
NONINTEREST EXPENSE
Salaries and employee benefits	35,320	26,161	—	—	61,481
Other operating expenses	37,601	8,428	3,660	(182)	49,507
Total noninterest expense	72,921	34,589	3,660	(182)	110,988
Income from continuing operations before income tax expense	61,040	5,966	1,358	—	68,364
Income tax expense	13,978	1,253	509	—	15,740
Net income from continuing operations	$47,062	$4,713	$849	$—	$52,624
Discontinued Operations
Loss from discontinued operations before income taxes	(183)	—	—	—	(183)
Income tax benefit	(39)	—	—	—	(39)
Net loss from discontinued operations	(144)	—	—	—	(144)
Net income	$46,918	$4,713	$849	$—	$52,480
Net income from discontinued operations attributable to noncontrolling interest	(3)	—	—	—	(3)
Net income attributable to Blue Ridge Bankshares, Inc.	$46,915	$4,713	$849	$—	$52,477
Total assets as of December 31, 2021	$2,498,916	$142,537	$319,685	$(295,999)	$2,665,139

	For the year ended December 31, 2020
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$51,020	$3,314	$126	$—	$54,460
Interest expense	8,331	354	1,265	—	9,950
Net interest income	42,689	2,960	(1,139)	—	44,510
Provision for loan losses	10,450	—	—	—	10,450
Net interest income after provision for loan losses	32,239	2,960	(1,139)	—	34,060
NONINTEREST INCOME
Residential mortgage banking income, net	—	44,460	—	—	44,460
Mortgage servicing rights	—	7,084	—	—	7,084
Gain on sale of guaranteed government loans	880	—	—	—	880
Service charges on deposit accounts	905	—	—	—	905
Increase in cash surrender value of bank owned life insurance	390	—	—	—	390
Other income	2,165	—	—	(34)	2,131
Total noninterest income	4,340	51,544	—	(34)	55,850
NONINTEREST EXPENSE
Salaries and employee benefits	13,773	31,201	—	—	44,974
Other operating expenses	11,867	8,075	2,354	(34)	22,262
Total noninterest expense	25,640	39,276	2,354	(34)	67,236
Income from continuing operations before income tax expense	10,939	15,228	(3,493)	—	22,674
Income tax expense	2,199	3,337	(699)	—	4,837
Net income from continuing operations	$8,740	$11,891	$(2,794)	$—	$17,837
Discontinued Operations
Loss from discontinued operations before income taxes	(177)	—	—	—	(177)
Income tax benefit	(37)	—	—	—	(37)
Net loss from discontinued operations	(140)	—	—	—	(140)
Net income	$8,600	$11,891	$(2,794)	$—	$17,697
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$8,599	$11,891	$(2,794)	$—	$17,696
Total assets as of December 31, 2020	$1,312,095	$177,074	$133,041	$(123,952)	$1,498,258

Note 19. Parent Company Only Financial Statements

The following tables present the condensed financial statements of Blue Ridge Bankshares, Inc. (parent company only) as of the dates and for the periods presented.

PARENT COMPANY ONLY CONDENSED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2022	2021
ASSETS
Cash and due from banks	$2,432	$3,156
Investment in subsidiaries	267,123	291,525
Securities available for sale, at fair value	—	2,073
Other equity investments	23,590	14,184
Other investments	7,161	4,532
Accrued interest receivable	—	24
Income tax receivable	2,747	906
Other assets	583	2,221
Total assets	$303,636	$318,621
LIABILITIES & STOCKHOLDERS’ EQUITY
Accrued expenses	$3,971	$1,126
Accrued interest payable	372	370
Subordinated notes, net	39,920	39,986
Total liabilities	44,263	41,482
Stockholders’ equity	259,373	277,139
Total liabilities and stockholders’ equity	$303,636	$318,621

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

	For the years ended December 31,
(Dollars in thousands)	2022	2021	2020
INCOME
Dividends from Bank subsidiary	$10,000	$10,000	$800
Interest income	439	140	126
Fair value adjustments of other equity investments	9,306	7,316	—
Other	147	250	—
Total income	19,892	17,706	926
EXPENSES
Interest on subordinated notes	2,215	2,627	1,265
Professional fees	1,371	890	455
Merger-related	50	2,642	1,732
Other	821	189	165
Total expenses	4,457	6,348	3,617
Income before income tax expense and equity in undistributed earnings of subsidiary	15,435	11,358	(2,691)
Income tax expense (benefit)	1,207	509	(699)
Equity in undistributed earnings of subsidiaries	13,685	41,628	19,688
Net income	$27,913	$52,477	$17,696

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash Flows From Operating Activities
Net income	$27,913	$52,477	$17,696
Equity in undistributed earnings of subsidiaries	(13,685)	(41,628)	(19,688)
Deferred income tax benefit	(698)	(1,208)	(62)
Amortization of subordinated note issuance costs	35	206	54
Fair value adjustments of other equity investments	(9,306)	(7,316)	—
Increase in other assets	(180)	(2,677)	(140)
Increase in accrued expenses	4,247	646	528
Net cash provided by operating activities	8,326	500	(1,612)
Cash Flows From Investing Activities
Net change in securities available for sale	2,073	(2,073)	—
Net change in other equity investments	(9,406)	(6,900)	—
Net change in other investments	(2,629)	(3,230)	(7,363)
Net cash acquired in Bay Banks Merger	—	23,214	—
Cash received from (contributed to) Bank subsidiary	10,000	10,000	(2,000)
Net cash provided by investing activities	38	21,011	(9,363)
Cash Flows From Financing Activities
Dividends paid on common stock	(9,175)	(7,183)	(2,436)
Stock option exercises and dividend reinvestment plan issuances	87	804	—
Redemption of subordinated notes	—	(14,150)	—
Issuance of subordinated notes	—	—	15,000
Payment of subordinated notes issuance costs	—	—	(349)
Net cash used in financing activities	(9,088)	(20,529)	12,215
Net (decrease) increase in cash and due from banks	(724)	982	1,240
Cash and due from banks at beginning of period	3,156	2,174	934
Cash and due from banks at end of period	$2,432	$3,156	$2,174

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,213	$2,388	$1,190
Income taxes	$1,475	$10,000	$2,000
Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$—	$300	$—
Issuance of restricted stock awards, net of forfeitures	$1,564	$1,331	$567

Note 20. Legal Matters

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

Note 21. Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

(Dollars in thousands)	Securities Available For Sale	Transfer of Securities Held to Maturity to Available For Sale	Interest Rate Swaps	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of December 31, 2020	$644	$425	$(805)	$—	$264
Change in net unrealized holding losses on securities available for sale, net of tax benefit of $1,279	(4,814)	—	—	—	(4,814)
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $30	114	—	—	—	114
Change in net unrealized holding gains on interest rate swaps, net of tax expense of $1,521	—	—	5,719	—	5,719
Reclassification for previously unrealized net gains recognized in net income, net of tax expense of $1,307	—	—	(4,914)	—	(4,914)
Change in net unrealized losses on pension and post-retirement benefit plans, net of tax benefit of $1	—	—	—	(1)	(1)
Balance as of December 31, 2021	(4,056)	425	—	(1)	(3,632)
Change in net unrealized holding losses on securities available for sale, net of tax benefit of $11,936	(41,469)	—	—	—	(41,469)
Balance as of December 31, 2022	$(45,525)	$425	$—	$(1)	$(45,101)

Note 22. Commitments and Contingencies

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2022 and December 31, 2021, the Company had outstanding loan commitments of $719.2 million and $475.1 million, respectively. Of these amounts, $107.9 million and $88.1 million were unconditionally cancellable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of December 31, 2022 and 2021, commitments under outstanding performance stand-by letters of credit totaled $0 and $655 thousand, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2022 and 2021, commitments under outstanding financial stand-by letters of credit totaled $29.8 million and $4.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers. Reserves for unfunded commitments to borrowers as of December 31, 2022 and 2021 were $1.8 million and $962 thousand, respectively, and are included in other liabilities on the consolidated balance sheets.

The Company invests in various partnerships, limited liability companies, and SBIC funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At December 31, 2022, the Company had future commitments outstanding totaling $19.0 million related to these investments.

Note 23. Subsequent Events

On January 10, 2023, the Board of Directors of the Company declared a quarterly dividend of $0.1225 per share, paid on January 31, 2023 to shareholders of record as of the close of business on January 23, 2023.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31,

2022 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item will be included in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics and Conflict of Interest Policy that applies to directors, executive officers, and employees of the Company and the Bank. A copy of the code may be found at blueridgebankshares.com/governance/governance-documents and also may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2022, relating to the Company’s stock-based compensation plans, pursuant to which awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, and performance compensation awards in the form of common stock from time to time.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	—	$—	67,172
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	67,172

(1) The information in this column does not include a total of 52,674 shares of common stock that are issuable upon the exercise of stock options assumed in the Bay Banks Merger with a weighted-average exercise price of $11.71 per share.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15: EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization, dated as of May 13, 2019, between Blue Ridge Bankshares, Inc.

and Virginia Community Bankshares, Inc. (incorporated by reference to Appendix A to the joint proxy statement/prospectus included in Amendment No. 2 to Blue Ridge Bankshares Inc.’s Registration

Statement on Form S-4 (File No. 333-233148) filed on October 29, 2019
).

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
3.4

Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., effective June 27, 2022 (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 29, 2022).

3.5

Bylaws of Blue Ridge Bankshares, Inc., as amended and restated January 31, 2021 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on February 1, 2021).

4.1	Specimen Common Stock Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).
4.2	Form of 5.625% Fixed-to-Floating Rate Subordinated Note due 2029 (incorporated by reference to Exhibit 4.1 to Bay Banks of Virginia, Inc.’s Current Report on Form 8-K filed on October 7, 2019).
4.3	Form of Subordinated Note due 2030 (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).
4.4	Description of Blue Ridge Bankshares, Inc.'s Securities.
10.1

Amended and Restated Employment Agreement, dated December 21, 2022, by and among Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association and Brian K. Plum (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on December 27, 2022).

10.2

Amended and Restated Employment Agreement, dated April 20, 2022, by and among Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association and Judy C. Gavant (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 22, 2022).

10.3

Employment Agreement, dated November 19, 2020 and effective January 31, 2021, between Blue Ridge Bankshares, Inc. and C. Rodes Boyd, Jr. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 (File No. 333-249438) filed on December 9, 2020).

10.4

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.5	Description of Annual Cash Incentive Program, as amended (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on December 21, 2021).
10.6

Blue Ridge Bankshares, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.7

Form of Stock Purchase Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated December 31, 2014 and March 17, 2015 (incorporated by reference to Exhibit 6.9 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.8

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

10.10	Form of Subordinated Note Purchase Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).
10.11	Bay Banks of Virginia, Inc. 2008 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.1 to Bay Banks of Virginia, Inc.’s Form S-8, filed on November 14, 2008).
10.12	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Bay Banks of Virginia, Inc.’s Form S-8, filed on June 28, 2013).
10.13

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: March 10, 2023	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian K. Plum	President, Chief Executive Officer and	March 10, 2023
Brian K. Plum	Director (Principal Executive Officer)

/s/ Judy C. Gavant	Executive Vice President and Chief Financial	March 10, 2023
Judy C. Gavant	Officer (Principal Financial Officer)

/s/ Brett E. Raynor	Senior Vice President and Chief Accounting	March 10, 2023
Brett E. Raynor	Officer (Principal Accounting Officer)

/s/ Mensel D. Dean, Jr.	Chairman of the Board	March 10, 2023
Mensel D. Dean, Jr.

/s/ Hunter H. Bost	Director	March 10, 2023
Hunter H. Bost

/s/ Elizabeth H. Crowther	Director	March 10, 2023
Elizabeth H. Crowther

/s/ Larry Dees	Director	March 10, 2023
Larry Dees

/s/ Richard A. Farmar, III	Director	March 10, 2023
Richard A. Farmar, III

/s/ Andrew C. Holzwarth	Director	March 10, 2023
Andrew C. Holzwarth

/s/ Robert S. Janney	Director	March 10, 2023
Robert S. Janney

/s/ Julien G. Patterson	Director	March 10, 2023
Julien G. Patterson

/s/ Randolph N. Reynolds, Jr.	Director	March 10, 2023
Randolph N. Reynolds, Jr.

/s/ C. Frank Scott, III	Director	March 10, 2023
C. Frank Scott, III

/s/ Vance H. Spilman	Director	March 10, 2023
Vance H. Spilman

/s/ William W. Stokes	Director	March 10, 2023
William W. Stokes

/s/ Carolyn J. Woodruff	Director	March 10, 2023
Carolyn J. Woodruff