Form 10-Q
period 2023-03-31
BLUE RIDGE BANKSHARES, INC.
filed 2023-05-10
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, the registrant had 18,942,513 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	March 31, 2023	December 31, 2022 (1)
ASSETS
Cash and due from banks	$226,374	$77,274
Federal funds sold	1,976	1,426
Securities available for sale, at fair value	351,990	354,341
Restricted equity investments	18,388	21,257
Other equity investments	22,960	23,776
Other investments	26,538	24,672
Loans held for sale	76,528	69,534
Paycheck Protection Program loans, net of deferred fees and costs	7,988	11,967
Loans held for investment, net of deferred fees and costs	2,448,992	2,399,092
Less: allowance for credit losses	(29,974)	(22,939)
Loans held for investment, net	2,419,018	2,376,153
Accrued interest receivable	14,915	12,393
Other real estate owned	—	195
Premises and equipment, net	23,244	23,152
Right-of-use asset	6,470	6,903
Bank owned life insurance	47,536	47,245
Goodwill	26,826	26,826
Other intangible assets	6,196	6,583
Mortgage servicing rights, net	27,095	28,991
Deferred tax asset, net	9,605	9,182
Other assets	21,264	19,175
Total assets	$3,334,911	$3,141,045
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$594,518	$640,101
Interest-bearing demand and money market deposits	1,326,655	1,318,799
Savings	143,530	151,646
Time deposits	696,344	391,961
Total deposits	2,761,047	2,502,507
FHLB borrowings	239,100	311,700
FRB borrowings	—	51
Subordinated notes, net	39,904	39,920
Lease liabilities	7,398	7,860
Other liabilities	29,876	19,634
Total liabilities	3,077,325	2,881,672
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized at March 31, 2023 and December 31, 2022; 18,942,091 and 18,774,082 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	196,498	195,960
Additional paid-in capital	252	252
Retained earnings	102,071	108,262
Accumulated other comprehensive loss, net of tax	(41,235)	(45,101)
Total stockholders’ equity	257,586	259,373
Total liabilities and stockholders’ equity	$3,334,911	$3,141,045
(1)
Derived from audited December 31, 2022 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
(Dollars in thousands, except per share data)	March 31, 2023	March 31, 2022
INTEREST INCOME
Interest and fees on loans	$39,294	$23,899
Interest on securities, deposit accounts, and federal funds sold	3,759	1,903
Total interest income	43,053	25,802
INTEREST EXPENSE
Interest on deposits	11,331	1,556
Interest on subordinated notes	553	553
Interest on FHLB and FRB borrowings	3,810	25
Total interest expense	15,694	2,134
Net interest income	27,359	23,668
Provision for credit losses - loans	4,100	2,500
Provision (benefit) for credit losses - unfunded commitments	(400)	—
Total provision for credit losses	3,700	2,500
Net interest income after provision for credit losses	23,659	21,168
NONINTEREST INCOME
Fair value adjustments of other equity investments	(51)	9,364
Residential mortgage banking income, including MSRs	1,303	9,559
Gain on sale of guaranteed government loans	2,409	1,427
Wealth and trust management	432	391
Service charges on deposit accounts	343	315
Increase in cash surrender value of bank owned life insurance	282	272
Bank and purchase card, net	340	422
Other	2,225	2,344
Total noninterest income	7,283	24,094
NONINTEREST EXPENSE
Salaries and employee benefits	15,289	14,096
Occupancy and equipment	1,569	1,485
Data processing	1,346	946
Legal	1,234	382
Advertising and marketing	286	428
Communications	1,131	799
Audit and accounting fees	146	141
FDIC insurance	729	231
Intangible amortization	355	397
Other contractual services	939	534
Other taxes and assessments	802	570
Regulatory remediation	1,134	—
Merger-related	—	50
Other	3,887	2,630
Total noninterest expense	28,847	22,689
Income from continuing operations before income tax expense	2,095	22,573
Income tax expense	491	5,153
Net income from continuing operations	$1,604	$17,420
Discontinued Operations
Income from discontinued operations before income taxes	—	426
Income tax expense	—	89
Net income from discontinued operations	—	337
Net income	$1,604	$17,757
Net income from discontinued operations attributable to noncontrolling interest	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$1,604	$17,756
Net income available to common stockholders	$1,604	$17,756
Basic and Diluted EPS from continuing operations	$0.09	$0.93

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net income	$1,604	$17,757
Other comprehensive income (loss):
Gross unrealized gains (losses) on securities available for sale arising during the period	4,979	(22,586)
Deferred income tax (expense) benefit	(1,113)	4,742
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	3,866	(17,844)
Other comprehensive gain (loss), net of tax	3,866	(17,844)
Comprehensive net income (loss)	$5,470	$(87)
Comprehensive net income from discontinued operations attributable to noncontrolling interest	—	(1)
Comprehensive net income (loss) attributable to Blue Ridge Bankshares, Inc.	$5,470	$(88)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the three months ended March 31, 2023
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	18,950,329	$195,960	$252	$108,262	$(45,101)	$259,373
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	—	—	—	(5,474)	—	(5,474)
Net income	—	—	—	1,604	—	1,604
Other comprehensive income	—	—	—	—	3,866	3,866
Dividends on common stock	—	—	—	(2,321)	—	(2,321)
Stock option exercises	3,750	26	—	—	—	26
Restricted stock awards, net of forfeitures	(14,632)	479	—	—	—	479
Dividend reinvestment plan issuances	2,644	33	—	—	—	33
Balance at end of period	18,942,091	$196,498	$252	$102,071	$(41,235)	$257,586

	For the three months ended March 31, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest of Discontinued Operations	Total
Balance at beginning of period	18,774,082	194,309	252	85,982	(3,632)	228	277,139
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Net income	—	—	—	17,756	—	1	17,757
Other comprehensive loss	—	—	—	—	(17,844)	—	(17,844)
Dividends on common stock	—	—	—	(2,253)	—	—	(2,253)
Stock option exercises	1,183	15	—	—	—	—	15
Restricted stock awards, net of forfeitures	(4,200)	355	—	—	—	—	355
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance at end of period	18,771,065	$194,679	$252	$105,027	$(21,476)	$—	$278,482

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities
Net income from continuing operations	$1,604	$17,420
Net income from discontinued operations	—	337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444	525
Deferred income tax (benefit) expense	(462)	3,801
Provision for credit losses	3,700	2,500
Accretion of fair value adjustments (discounts) on acquired loans	(688)	(2,691)
Accretion of fair value adjustments (premiums) on acquired time deposits	(284)	(470)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(25)	(25)
Proceeds from sale of mortgage loans held for sale	51,748	234,550
Mortgage loans held for sale, originated	(45,231)	(153,534)
Gain on sale of mortgage loans	(364)	(77)
Proceeds from sale of guaranteed government loans held for sale	33,049	—
Guaranteed government loans held for sale, originated	(32,024)	—
Gain on sale of guaranteed government loans	(2,409)	—
Loss (gain) on disposal of other assets	11	(405)
Realized gains on sale of other equity securities	(10)	—
Investment amortization expense, net	162	452
Amortization of subordinated debt issuance costs	9	9
Intangible amortization	355	397
Fair value adjustments of other equity investments	51	(9,364)
Fair value adjustments attributable to mortgage servicing rights	2,138	(3,777)
Increase in cash surrender value of bank owned life insurance	(282)	(272)
Increase in accrued interest receivable	(2,522)	(2,820)
(Increase) decrease in other assets	(4,374)	3,971
Increase in reserve for unfunded commitments	3,292	70
Increase in other liabilities	6,488	4,430
Net cash provided by operating activities - continuing operations	14,376	95,027
Net cash provided by operating activities - discontinued operations	—	55
Cash provided by operating activities	14,376	95,082
Cash Flows From Investing Activities
Net increase in loans held for investment	(61,529)	(66,088)
Net increase in federal funds sold	(550)	(30,391)
Purchases of securities available for sale	—	(32,660)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	7,972	7,743
Proceeds from sale of other real estate owned	264	70
Net decrease in Paycheck Protection Program loans	3,979	7,552
Net change in restricted equity and other investments	2,561	(283)
Purchase of premises and equipment	(536)	(104)
Proceeds from sale of other assets	193	1,937
Capital calls of small business investment company funds and other investments	(1,682)	(3,553)
Nonincome distributions from SBIC funds and other investments	141	227
Net cash used in investing activities - continuing operations	(49,187)	(115,550)
Net cash provided by investing activities - discontinued operations	—	245
Cash used in investing activities	(49,187)	(115,305)

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(45,843)	98,992
Net increase (decrease) in time deposits	304,667	(42,212)
Common stock dividends paid	(2,321)	(2,253)
FHLB advances	510,000	—
FHLB repayments	(582,600)	—
FRB repayments	(51)	(2,690)
Stock option exercises	26	15
Dividend reinvestment plan issuances	33	—
Net cash provided by financing activities - continuing operations	183,911	51,852
Net cash provided by financing activities - discontinued operations	—	—
Cash provided by financing activities	183,911	51,852
Net increase in cash and due from banks	149,100	31,629
Cash and due from banks at beginning of period	77,274	130,548
Cash and due from banks at end of period	$226,374	$162,177

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$13,203	$1,598
Income taxes	$6	$—
Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$4,979	$(22,586)
Restricted stock awards, net of forfeitures	$479	$355
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	$(5,474)	$—
Cumulative effect adjustment of change in accounting method, net of income taxes	$—	$3,542

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation

Blue Ridge Bankshares, Inc. (the “Company”) conducts its business activities primarily through its wholly-owned subsidiary bank, Blue Ridge Bank, National Association (the “Bank”) and its wealth and trust management subsidiary, BRB Financial Group, Inc. (the “Financial Group”). The Company exists primarily for the purposes of holding the stock of its subsidiaries, the Bank and the Financial Group.

The accompanying unaudited consolidated financial statements of the Company include the accounts of the Bank and the Financial Group and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company sold its majority interest in MoneyWise Payroll Solutions, Inc. (“MoneyWise”) to the holder of the minority interest in MoneyWise in the first quarter of 2022. Asset and liability balances and income statement amounts related to MoneyWise are reported as discontinued operations for all relevant periods.

On August 29, 2022, the Bank entered into a formal written agreement (the “Written Agreement”) with the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary federal banking regulator. The Written Agreement principally concerns the Bank’s fintech line of business and requires the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. A complete copy of the Written Agreement was filed as an exhibit to a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 1, 2022 and can be accessed on the SEC’s website (www.sec.gov) and the Company’s website (www.blueridgebankshares.com. The Company is actively working to bring the Bank’s fintech policies, procedures, and operations into conformity with OCC directives. The Company reports that although work is progressing, many aspects of the Written Agreement require considerable time for completion, implementation, validation, and sustainability.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current period presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

The Company's significant accounting policies are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2022 and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except as described in Note 2 - Adoption of New Accounting Standard of this Form 10-Q.

Note 2 – Adoption of New Accounting Standard

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) along with amendments ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and ASU 2022-02 - Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Together, these ASUs, referred to herein as Accounting Standards Codification (“ASC”) “ASC 326”, replace the incurred loss impairment methodology with the current expected credit loss methodology (“CECL”) and require consideration of a broader range of information to determine credit loss estimates at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 applies to financial assets subject to credit losses that are measured at amortized cost and certain off-balance sheet credit exposures, which include, but are not limited to, loans held for investment, leases, held to maturity (“HTM”) securities, loan commitments, and financial guarantees.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures, which included loans held for investment and commitments to extend credit (loan commitments and stand-by letters of credit), respectively. The Company does not have any securities classified as HTM. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts are reported in accordance with previously applicable GAAP.

The following table presents the impact to the consolidated balance sheet as the result of adopting ASC 326 effective January 1, 2023.

(Dollars in thousands)	January 1, 2023 Post-ASC 326 Adoption	December 31, 2022 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans held for investment, net of deferred fees and costs	$2,399,757	$2,399,092	$665
Allowance for credit losses	(26,961)	(22,939)	(4,022)
Deferred tax asset, net	10,757	9,182	1,575
Liabilities:
Reserve for unfunded commitments[1]	5,504	1,812	3,692
Stockholders' Equity:
Retained earnings	102,788	108,262	(5,474)
[1] Included in other liabilities on the consolidated balance sheets

Loans Held for Investment and Allowance for Credit Losses (“ACL”). Loans that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported held for investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as "amortized cost"). Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yield using the payment terms required by the loan contract.

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well-secured and are in the process of collection. In accordance with ASC 326, the Company elected to exclude accrued interest from the amortized cost basis in its determination of the ACL for loans held for investment, and will instead reverse accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status.

The ACL represents management’s best estimate of credit losses over the remaining life of the loan portfolio. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged-off amounts (recoveries) are recorded as increases to the ACL. The provision for credit losses is an amount sufficient to bring the ACL to an estimated balance that management considers adequate to absorb lifetime expected losses in the Company’s held for investment loan portfolio. The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans.

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party CECL model as part of its estimation of the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan's underlying collateral. Using federal call codes also allows the Company to utilize and assess publicly-available external information when developing its estimate of the ACL. The discounted cash flow ("DCF") method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows for each individual loan and discounting them back to their present value using the loan's contractual interest rate, which is adjusted for any net deferred fees, costs, premiums, or discounts existing at the loan's origination or acquisition date (also referred to as the effective interest rate). The DCF method also considers factors such as loan term, prepayment or curtailment assumptions, and other relevant economic factors that could affect future cash flows. By discounting the cash flows, the method incorporates the time value of money and reflects the credit risk inherent in the loan.

In applying future economic forecasts, the Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. The Company considers economic forecasts of national gross domestic product and unemployment rates from the Federal Open Market Committee to inform the model for loss estimation. Historical loss rates used in the quantitative model were derived using both the Bank's and peer bank data obtained from publicly-available sources (i.e., federal call reports). The Bank's peer group utilized is comprised of financial institutions of relatively similar size (i.e., $3 - $5 billion of total assets) and in similar markets. Management also considers qualitative adjustments when estimating loan losses to take into account the model's quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and depth of management, regional and local economic trends and conditions, and concentrations of credit, competition, and loan review results.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and is based on whether (1) the risk grade of the loan is substandard or worse and the balance exceeds $500,000 or (2) the risk grade of the loan is special mention, the balance exceeds $3,000,000, and the loan's terms differ significantly from other pooled loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan's effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan's amortized cost, a specific reserve in the ACL is recorded, which is charged-off in the period when management believes the loan balance is no longer collectible.

The Company’s Allowance Committee approves the key methodologies and assumptions, as well as the final ACL on a quarterly basis. While management uses available information at the time of estimation to determine expected credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, and/or economic conditions. In addition, bank regulatory agencies and the Bank’s auditors periodically review its ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Upon the adoption of ASC 326, the Company recorded an increase in its ACL of $4.0 million, along with an after-tax cumulative effect adjustment, which reduced stockholders' equity by $2.6 million.

Collateral-dependent Loans

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

•
Commercial real estate loans may be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. Repayment is generally from the cash flows of the business occupying the property. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•
Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets.
•
Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.

•
Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•
Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured, have no underlying collateral, and would not be considered collateral-dependent.

Acquired Loans

The Company has acquired loans through its mergers with Bay Banks of Virginia, Inc. in 2021 (the "Bay Banks Merger") and Virginia Community Bankshares, Inc. in 2019. Prior to the adoption of ASC 326, a portion of these loans were classified as purchased-credit impaired ("PCI") under ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Upon the adoption of ASC 326, the Company elected to designate its existing PCI loans as purchased credit deteriorated ("PCD") loans using the prospective transition approach. Previously established PCI loan "pools" were eliminated, and, as a result, an increase in the ACL for PCD loans of $665 thousand was recorded, and a corresponding increase in the amortized cost basis of loans held for investment was recorded. The amortized cost of PCD loans post ASC 326 adoption on January 1, 2023 was $59.3 million, which includes a non-credit discount of $5.6 million that will be accreted into interest income over the remaining contractual lives of the underlying loans.

Modified Loans

ASU 2022-22 eliminated the concept of troubled debt restructurings ("TDRs") from the accounting standards for companies that have adopted ASC 326. ASU 2022-02 also requires additional disclosures for certain loan modifications and disclosures of gross charge-offs by year of origination. Specifically, loan modification disclosures in periods subsequent to the adoption of ASC 326 must be made for modifications of existing loans to borrowers who were experiencing financial difficulties at the time of the modification. The modification type must include a direct change in the timing or amount of a loan's contractual cash flows. The additional disclosures are applicable to situations where there is: principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or any combination thereof.

Available for Sale ("AFS") Securities. The Company evaluates the fair value and credit quality of its AFS securities portfolio on a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS securities portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. If unrealized losses are related to credit quality, the Company estimates the credit-related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. Subsequent to the adoption of ASC 326, if the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, then an ACL is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. As of December 31, 2022, the Company did not have any other-than-temporarily impaired AFS securities. Therefore, upon adoption of ASC 326, the Company determined that an ACL on AFS securities was not warranted.

Reserve for Unfunded Commitments. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, the existence of any third-party guarantees, and an estimate of credit losses on commitments expected to be funded using the same loss rates of similar financial instruments derived in the estimation of ACL for loans held for investment. Upon the adoption of ASC 326, the Company recorded an increase in its reserve for unfunded commitments of $3.7 million, along with an after-tax cumulative effect adjustment, which reduced stockholders' equity by $2.9 million.

Note 3 – Investment Securities and Other Investments

Investment securities classified as AFS are carried at fair value in the consolidated balance sheets. The following tables present amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated.

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$59,408	$—	$(7,747)	$51,661
U.S. Treasury and agencies	72,051	—	(9,898)	62,153
Mortgage backed securities	231,761	19	(32,461)	199,319
Corporate bonds	42,420	32	(3,595)	38,857
Total investment securities	$405,640	$51	$(53,701)	$351,990

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$60,018	$—	$(9,025)	$50,993
U.S. Treasury and agencies	80,073	—	(12,911)	67,162
Mortgage backed securities	230,015	51	(33,730)	196,336
Corporate bonds	42,909	124	(3,183)	39,850
Total investment securities	$413,015	$175	$(58,849)	$354,341

As of March 31, 2023 and December 31, 2022, securities with a fair value of $242.8 million and $241.9 million, respectively, were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta ("FHLB").

As of March 31, 2023, the Company pledged securities with $29.9 million of par value (amortized cost and fair value of $29.8 million and $25.5 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”) established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The BTFP was created and announced on March 12, 2023 in response to industry events to provide banks with additional liquidity via a secured line of credit collateralized by eligible pledged securities. Available credit is equal to the current par value of the pledged securities. Advances under the BTFP are up to a one-year term and are priced at the one-year overnight index swap rate plus 10 basis points, which is fixed for the term on the advance date.

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,502	$1,499
Due after one year through five years	52,227	47,470
Due after five years through ten years	129,729	114,220
Due after ten years	222,182	188,801
Total	$405,640	$351,990

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		March 31, 2023
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	80	$3,265	$(92)	$46,807	$(7,655)	$50,072	$(7,747)
U.S. Treasury and agencies	26	4,885	(115)	57,264	(9,783)	62,149	(9,898)
Mortgage backed securities	81	11,475	(408)	179,759	(32,053)	191,234	(32,461)
Corporate bonds	34	20,801	(1,729)	12,724	(1,866)	33,525	(3,595)
Total	221	$40,426	$(2,344)	$296,554	$(51,357)	$336,980	$(53,701)

		December 31, 2022
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	82	$18,252	$(2,178)	$31,530	$(6,847)	$49,782	$(9,025)
U.S. Treasury and agencies	28	9,904	(1,039)	56,686	(11,872)	66,590	(12,911)
Mortgage backed securities	78	39,006	(3,061)	148,449	(30,669)	187,455	(33,730)
Corporate bonds	33	26,018	(2,283)	5,675	(900)	31,693	(3,183)
Total	221	$93,180	$(8,561)	$242,340	$(50,288)	$335,520	$(58,849)

The Company reviews its AFS securities portfolio for potential credit losses at least quarterly. At March 31, 2023 and December 31, 2022, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the in the tables above. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost. As of March 31, 2023, there is no ACL against the Company's AFS securities portfolio.

Restricted equity investments consisted of stock in the FHLB (carrying value of $11.8 million and $14.7 million as of March 31, 2023 and December 31, 2022, respectively), stock in the Federal Reserve Bank of Richmond ("FRB") (carrying value of $6.1 million at both March 31, 2023 and December 31, 2022), and stock in the Bank’s correspondent bank (carrying value of $468 thousand at both March 31, 2023 and December 31, 2022). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including shares in other financial institutions and fintech companies, totaling $23.0 million and $23.8 million as of March 31, 2023 and December 31, 2022, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period. As no actively traded market exists for substantially all of the Company's other equity investments, fair value adjustments are determined by reviewing recent observable market transactions, such as stock or equity transactions, that are substantially similar to the Company's existing investments. Other equity investments are also periodically evaluated for impairment using information obtained either directly from the investee or from a third-party broker. If an impairment has been identified, the carrying value of the investment is written down to its estimated fair market value through a charge to earnings.

Note 4 – Loans and ACL

All loan and ACL information presented as of and for the three months ended March 31, 2023 is in accordance with ASC 326. All loan information presented prior to this period is presented in accordance with previously applicable

GAAP. As a result, the presentation of information pre-ASC 326 and post-ASC 326 adoption will not be comparable for most disclosures.

The following table presents the amortized cost of loans held for investment, including Paycheck Protection Program ("PPP") loans, as of the dates stated.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$571,095	$590,049
Paycheck Protection Program	7,988	11,967
Real estate – construction, commercial	180,149	183,301
Real estate – construction, residential	92,403	76,599
Real estate – mortgage, commercial	867,916	864,989
Real estate – mortgage, residential	672,473	631,772
Real estate – mortgage, farmland	6,394	6,599
Consumer	58,907	47,423
Gross loans	2,457,325	2,412,699
Less: deferred loan fees, net of costs	(345)	(1,640)
Total	$2,456,980	$2,411,059

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $531.8 million and $436.0 million were pledged as of March 31, 2023 and December 31, 2022, respectively. Additionally, PPP loans were pledged as collateral for the FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") advances in the amount of $0 and $51 thousand as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the aging of the amortized cost of loans held for investment by loan category as of March 31, 2023.

	March 31, 2023
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$561,261	$1,122	$61	$—	$8,651	$571,095
Paycheck Protection Program	7,988	—	—	—	—	7,988
Real estate – construction, commercial	177,739	1,106	867	—	437	180,149
Real estate – construction, residential	91,616	399	388	—	—	92,403
Real estate – mortgage, commercial	855,385	960	—	—	11,571	867,916
Real estate – mortgage, residential	658,290	4,153	585	1,998	7,447	672,473
Real estate – mortgage, farmland	6,394	—	—	—	—	6,394
Consumer	56,891	1,246	150	169	451	58,907
Less: Deferred loan fees, net of costs	(345)	—	—	—	—	(345)
Total Loans	$2,415,219	$8,986	$2,051	$2,167	$28,557	$2,456,980

The following table presents the amortized cost of nonaccrual loans held for investment by loan category as of the date stated.

	March 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$186	$8,465	$8,651
Real estate – construction, commercial	—	437	437
Real estate – mortgage, commercial	10,108	1,463	11,571
Real estate – mortgage, residential	592	6,855	7,447
Consumer	2	449	451
Total	$10,888	$17,669	$28,557

The table above excludes PPP loans of $8.0 million as of March 31, 2023. PPP loans are fully guaranteed by the U.S. government; therefore, the Company reports them as accruing loans. The Company received $378 thousand of interest payments from nonaccrual loans during the three months ended March 31, 2023.

Credit Quality Indicators

The Company categorizes loans held for investment into risk categories based on relevant information about the expected ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. Management considers loan risk grades to be the best indication of credit quality of its portfolio of loans held for investment. The Company uses the following definitions for loan risk ratings and periodically evaluates the appropriateness of these ratings across its loan portfolio:

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

Risk Grade 7 – Substandard: A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded further to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. The weaknesses may include, but are not limited to: (1) high debt to worth ratios, (2) declining or negative earnings trends, (3) declining or inadequate liquidity, (4) improper loan structure, (5) questionable repayment sources, (6) lack of well-defined secondary repayment source, and (7) unfavorable competitive comparisons. Such loans are no longer considered to be adequately protected due to the borrower's declining net worth, lack of earnings capacity, declining collateral margins, and/or unperfected collateral positions. The possibility of loss of a portion of the loan balance cannot be ruled out. The repayment ability of the borrower is marginal or weak and the loan may have exhibited excessive overdue status or extensions and/or renewals.

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

There were no loans classified as doubtful or loss as of March 31, 2023.

The following table presents the amortized cost of loans held for investment by internal loan risk grade by year of origination as of March 31, 2023. Also presented are current period gross charge-offs by loan type for the three months ended March 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$46,836	$145,311	$54,533	$36,707	$15,681	$20,557	$120,901	$440,526
Risk Grades 5 - 6	117	34,640	9,205	8,391	467	1,450	25,942	80,212
Risk Grade 7	—	40,262	—	—	1,203	118	8,774	50,357
Total	46,953	220,213	63,738	45,098	17,351	22,125	155,617	571,095
Current period gross charge-offs	—	—	664	—	—	9	126	799

Paycheck Protection Program
Risk Grades 1 - 4	—	—	7,988	—	—	—	—	7,988
Total	—	—	7,988	—	—	—	—	7,988

Real estate – construction, commercial
Risk Grades 1 - 4	8,488	52,358	55,721	16,576	2,118	8,803	12,209	156,273
Risk Grades 5 - 6	—	5,571	6,301	722	—	710	10,282	23,586
Risk Grade 7	—	—	—	—	—	290	—	290
Total	8,488	57,929	62,022	17,298	2,118	9,803	22,491	180,149

Real estate – construction, residential
Risk Grades 1 - 4	20,084	50,390	15,528	1,113	998	—	2,456	90,569
Risk Grades 5 - 6	—	—	949	—	—	—	—	949
Risk Grade 7	21	864	—	—	—	—	—	885
Total	20,105	51,254	16,477	1,113	998	—	2,456	92,403

Real estate – mortgage, commercial
Risk Grades 1 - 4	28,993	250,028	117,823	153,436	44,957	151,324	20,171	766,732
Risk Grades 5 - 6	—	15,442	4,039	19,182	13,390	32,237	500	84,790
Risk Grade 7	—	—	6,344	—	774	9,176	100	16,394
Total	28,993	265,470	128,206	172,618	59,121	192,737	20,771	867,916

Real estate – mortgage, residential
Risk Grades 1 - 4	30,743	197,427	105,466	73,162	30,080	151,984	59,207	648,069
Risk Grades 5 - 6	22	1,282	24	2,112	2,508	6,852	878	13,678
Risk Grade 7	—	369	1,228	1,659	461	6,413	596	10,726
Total	30,765	199,078	106,718	76,933	33,049	165,249	60,681	672,473
Current period gross charge-offs	—	—	—	—	—	13	—	13

Real estate – mortgage, farmland
Risk Grades 1 - 4	—	729	1,328	—	1,657	2,372	184	6,270
Risk Grades 5 - 6	—	—	—	—	—	78	46	124
Total	—	729	1,328	—	1,657	2,450	230	6,394

Consumer
Risk Grades 1 - 4	18,113	18,718	5,544	4,515	2,292	1,320	7,284	57,786
Risk Grades 5 - 6	13	26	18	81	5	429	30	602
Risk Grade 7	—	50	109	115	104	141	—	519
Total	18,126	18,794	5,671	4,711	2,401	1,890	7,314	58,907
Current period gross charge-offs	38	97	39	12	36	6	269	497

Total Loans
Risk Grades 1 - 4	$153,257	$714,961	$363,931	$285,509	$97,783	$336,360	$222,412	$2,174,213
Risk Grades 5 - 6	152	56,961	20,536	30,488	16,370	41,756	37,678	203,941
Risk Grade 7	21	41,545	7,681	1,774	2,542	16,138	9,470	79,171
Total	$153,430	$813,467	$392,148	$317,771	$116,695	$394,254	$269,560	$2,457,325
Total current period gross charge-offs	$38	$97	$703	$12	$36	$28	$395	$1,309

The following table presents an analysis of the change in the ACL by major loan segment for the period stated. Loan segments are presented as either commercial or consumer as follows:

•
Commercial – Commercial and industrial; PPP; real estate – construction, commercial; real estate – mortgage, commercial; and real estate – mortgage, farmland; and
•
Consumer – real estate – construction, residential; real estate – mortgage, residential; and consumer.

	For the three months ended March 31, 2023
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$19,269	$3,670	$22,939
Impact of ASC 326 adoption	(470)	4,492	4,022
Charge-offs	(799)	(510)	(1,309)
Recoveries	118	104	222
Net charge-offs	(681)	(406)	(1,087)
Provision for credit losses - loans	3,161	939	4,100
Balance, end of period	$21,279	$8,695	$29,974

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for credit losses for loans held for investment as of and for the three months ended March 31, 2023.

The following table presents the amortized cost of collateral-dependent loans as of the date stated.

(Dollars in thousands)	March 31, 2023
Commercial and industrial	$71,984
Real estate – construction, residential	580
Real estate – mortgage, commercial	12,641
Real estate – mortgage, residential	772
Total collateral-dependent loans	$85,977

Acquired Loans

As of March 31, 2023, the amortized cost of PCD loans totaled $58.2 million with an estimated ACL of $639 thousand. The remaining non-credit discount on PCD loans was $5.3 million as of March 31, 2023.

Modified Loans

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts.

The following table presents information on modified loans as of the date stated.

	March 31, 2023
	All Modifications
(Dollars in thousands)	Number of Loans	Amortized Cost	Amortized Cost of Modified Loans to Gross Loans by Category	Financial Effect
Modification - term extension
Commercial and industrial	1	$37,271	6.53%	13-month extension through January 2024
Modification - interest-only
Real estate – mortgage, commercial	2	3,381	0.39%	Interest-only payments for six months
Total	3	$40,652	1.65%

The modified commercial and industrial loan was performing in accordance with its modified terms during the first quarter 2023. The loan is collateral-dependent, management is closely monitoring, and the loan is adequately collateralized as of March 31, 2023.

The following table presents an aging analysis of the amortized cost of loans modified in the preceding 12 months as of the date stated.

	March 31, 2023
	Payment Status (Amortized Cost)
(Dollars in thousands)	Current Loans	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$37,271	$—	$—
Real estate – mortgage, commercial	3,360	—	—
Total modified loans	$40,631	$—	$—

None of the loans in the preceding tables have had a payment default during the three months ended March 31, 2023.

Six residential mortgage loans with a total amortized cost of $645 thousand were in the process of foreclosure as of March 31, 2023, compared to none as of December 31, 2022.

Pre-ASC 326 Adoption Disclosures

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following disclosures are presented under this previously applicable GAAP for the applicable prior periods.

The following table presents the aging of the amortized cost of loans held for investment as of the date stated.

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
The following table presents the aging of the amortized cost of PCI loans as of the date stated.

	December 31, 2022
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$1,481	$1,481
Real estate – construction, commercial	—	—	7	7
Real estate – mortgage, commercial	—	—	51,223	51,223
Real estate – mortgage, residential	354	—	5,324	5,678
Consumer	—	—	359	359
Total PCI Loans	$354	$—	$58,394	$58,748

The following table presents the outstanding principal balance and related recorded investment of acquired loans included in the consolidated balance sheets as of the date stated.

(Dollars in thousands)	December 31, 2022
PCI loans
Outstanding principal balance	$64,911
Recorded investment	58,748
Purchased performing loans
Outstanding principal balance	513,461
Recorded investment	511,752
Total acquired loans
Outstanding principal balance	578,372
Recorded investment	570,500

The following table presents the changes in accretable yield for PCI loans for the period stated.

(Dollars in thousands)	For the three months ended March 31, 2022
Balance, beginning of period	$16,849
Accretion	(3,512)
Balance, end of period	$13,337

The following table presents a summary of the loan portfolio individually and collectively evaluated for impairment as of the date stated.

	December 31, 2022
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$1,481	$1,481	$—
Real estate – construction, commercial	—	7	7	—
Real estate – mortgage, commercial	—	51,223	51,223	3
Real estate – mortgage, residential	—	5,678	5,678	—
Consumer	—	359	359	—
Total PCI loans	—	58,748	58,748	3
Originated and purchased performing loans:
Commercial and industrial	39,247	549,321	588,568	15,272
Real estate – construction, commercial	521	182,773	183,294	1,637
Real estate – construction, residential	—	76,599	76,599	628
Real estate – mortgage, commercial	4,567	809,199	813,766	2,353
Real estate – mortgage, residential	835	625,259	626,094	1,760
Real estate – mortgage, farmland	—	6,599	6,599	4
Consumer	—	47,064	47,064	1,282
Total originated and purchased performing loans	45,170	2,296,814	2,341,984	22,936
Gross loans	45,170	2,355,562	2,400,732	22,939
Less: deferred loan fees, net of costs	—	—	(1,640)	—
Total	$45,170	$2,355,562	$2,399,092	$22,939

The table above excludes PPP loans of $12.0 million as of December 31, 2022. PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses for these loans.

The following tables present information related to impaired loans held for investment by loan type as of and for the dates presented.

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$1,309	$1,289	$—
Real estate – construction, commercial	521	521	—
Real estate – mortgage, commercial	4,438	4,404	—
Real estate – mortgage, residential	835	834	—
With an allowance recorded:
Commercial and industrial	$37,938	$37,911	$3,178
Real estate – mortgage, commercial	129	126	1
Total	$45,170	$45,085	$3,179

	For the three months ended March 31, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$5,305	$62
Real estate – construction, commercial	524	—
Real estate – mortgage, commercial	11,880	48
Real estate – mortgage, residential	1,342	14
With an allowance recorded:
Commercial and industrial	$3,290	$—
Real estate – mortgage, commercial	88	—
Real estate – mortgage, residential	59	—
Total	$22,488	$124

Impaired loans also include TDRs, and as of December 31, 2022, there were 11 TDRs totaling $1.1 million.

The following table presents the analysis of the change in the allowance for loan losses by loan type for the period stated.

(Dollars in thousands)	For the three months ended March 31, 2022
Allowance for loan losses, beginning of period	$12,121
Charge-offs
Commercial and industrial	(2,401)
Real estate – construction	(123)
Real estate – mortgage	(16)
Consumer	(279)
Total charge-offs	(2,819)
Recoveries
Commercial and industrial	74
Real estate – construction	12
Real estate – mortgage	4
Consumer	121
Total recoveries	211
Net charge-offs	(2,608)
Provision for loan losses	2,500
Allowance for loan losses, end of period	$12,013

The following table presents the amortized cost of loans held for investment by internal loan grade as of the date stated.

	December 31, 2022
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,369	$—	$112	$—	$1,481
Real estate – construction, commercial	—	—	—	7	—	—	—	7
Real estate – mortgage, commercial	—	—	—	22,778	26,059	1,700	686	51,223
Real estate – mortgage residential	—	—	—	1,453	1,985	—	2,240	5,678
Consumer	—	—	—	—	353	—	6	359
Total PCI loans	—	—	—	25,607	28,397	1,812	2,932	58,748
Originated and purchased performing loans:
Commercial and industrial	318	885	193,144	312,278	38,552	2,834	40,557	588,568
Paycheck Protection Program	11,967	—	—	—	—	—	—	11,967
Real estate – construction, commercial	—	361	14,223	156,027	8,504	3,365	814	183,294
Real estate – construction, residential	—	—	3,110	72,327	1,162	—	—	76,599
Real estate – mortgage, commercial	—	2,330	187,648	561,554	54,352	2,048	5,834	813,766
Real estate – mortgage residential	—	7,311	233,697	365,511	11,858	—	7,717	626,094
Real estate – mortgage, farmland	549	—	1,315	4,609	126	—	—	6,599
Consumer	197	—	21,330	24,731	256	—	550	47,064
Total originated and purchased performing loans	13,031	10,887	654,467	1,497,037	114,810	8,247	55,472	2,353,951
Gross loans	$13,031	$10,887	$654,467	$1,522,644	$143,207	$10,059	$58,404	$2,412,699
Less: deferred loan fees, net of costs								(1,640)
Total								$2,411,059

There were no loans classified as doubtful or loss as of December 31, 2022.
Note 5 – Goodwill and Other Intangible Assets

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

As of March 31, 2023 and December 31, 2022, the Company's goodwill totaled $26.8 million.

The following table presents information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	March 31, 2023
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(4,659)	$4,967
Other amortizable intangibles	3,337	(2,108)	1,229
Total	$12,963	$(6,767)	$6,196

	December 31, 2022
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(4,330)	$5,296
Other amortizable intangibles	3,282	(1,995)	1,287
Total	$12,908	$(6,325)	$6,583

Included in other amortizable intangibles were loan servicing assets of $843 thousand and $876 thousand at March 31, 2023 and December 31, 2022, respectively, related to the servicing of the government guaranteed portion of certain loans that the Company has sold. Loan servicing assets of $55 thousand were added during the three months ended March 31, 2023. The amortization of these intangibles is included in interest and fees on loans in the consolidated statements of operations and totaled $87 thousand and $39 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively.

The Company retains servicing rights on residential mortgages originated and sold to the secondary market. The fair value of MSR assets was $27.1 million and $29.0 million as of March 31, 2023 and December 31, 2022, respectively.

Note 6 – Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by pledged qualifying real estate loans and securities. At March 31, 2023 and December 31, 2022, based on pledged collateral, the line totaled $576.8 million and $525.1 million, respectively. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $239.1 million and $311.7 million at March 31, 2023 and December 31, 2022, respectively. FHLB borrowings required the Bank to hold $11.8 million and $14.7 million of FHLB stock at March 31, 2023 and December 31, 2022, respectively, which is included in restricted equity investments on the consolidated balance sheets. The Bank also has letters of credit with the FHLB in the amount of $67.6 million as of March 31, 2023 for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $270.1 million as of March 31, 2023.

The following table presents information regarding FHLB advances outstanding as of the date stated.

	March 31, 2023
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Daily Rate Credit	$189,100	5/6/2022	5.07%	5/8/2023
Fixed Rate Credit	50,000	3/15/2023	4.07%	3/15/2027
Total FHLB borrowings	$239,100

Other Borrowings

The Company had unsecured lines of credit with correspondent banks, which totaled $28.0 million as of both March 31, 2023 and December 31, 2022. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. As of March 31, 2023 and December 31, 2022, none of these lines of credit with correspondent banks were drawn upon.

The Company had $39.9 million of subordinated notes, net, outstanding as of both March 31, 2023 and December 31, 2022. The Company's subordinated notes are comprised of an issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). As of March 31, 2023, the net carrying amount of the 2029 Notes was $25.2 million, inclusive of a $654 thousand purchase accounting adjustment (premium). For the three months ended March 31, 2023 and 2022, the effective interest rate on the 2029 Notes was 5.09%, inclusive of the amortization of the purchase accounting adjustment (premium). As of March 31, 2023, the net carrying amount of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.8 million. For the three months ended March 31, 2023 and 2022, the effective interest rate on the 2030 Note was 6.10%.

The Company has an immediately available and undrawn line with the BTFP of $29.8 million as of March 31, 2023.

Note 7 – Derivative Financial Instruments and Hedging Activities

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

The following tables present the notional and fair value of interest rate swap agreements as of the dates stated.

	March 31, 2023
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,178	$(57)
Pay fixed/receive variable swaps	2,178	57

	December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,178	$(95)
Pay fixed/receive variable swaps	2,178	95

As part of its efforts to sell originated government guaranteed and conventional residential mortgages into the secondary market, the Bank had entered into $13.3 million and $11.7 million of rate lock commitments with borrowers, net of expected fallout, as of March 31, 2023 and December 31, 2022, respectively, and $8.3 million and $12.8 million of closed loan inventory waiting for sale, which were hedged by $15.8 million and $21.5 million in forward to-be-announced mortgage-backed securities as of March 31, 2023 and December 31, 2022, respectively. Mortgage derivative assets totaled $455 thousand and $112 thousand as of March 31, 2023 and December 31, 2022, respectively, and mortgage derivative liabilities were $57 thousand and $24 thousand as of March 31, 2023 and December 31, 2022, respectively. Mortgage derivative assets and liabilities are included in other assets and other liabilities, respectively, in the consolidated balance sheets.

Note 8 – Stock-Based Compensation

The Company has granted time-based restricted stock awards (“time-based RSAs”) to employees and directors under the Blue Ridge Bankshares, Inc. Equity Incentive Plan. Time-based RSAs are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. Beginning in 2022, the Company began granting performance-based restricted stock awards (“PSAs”) to employees under the same plan, in addition to time-based RSAs. PSAs vest at the end of a three-year period contingent on the Company's achievement of financial goals and are being expensed on a straight-line basis over the same period with adjustments periodically based on projected achievement of the performance target, which may change the number of PSA shares that will ultimately vest. Time-based RSAs carry voting and dividend rights, while PSAs carry voting rights and are subject to deferred dividend payout restrictions.

Compensation expense recognized in the consolidated statements of operations related to time-based RSAs and PSAs, net of forfeitures, was $479 thousand and $355 thousand for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, no grants of time-based RSAs or PSAs were made, while forfeitures of time-based RSAs and PSAs relating to 14,632 shares of the Company's common stock were processed due to employee terminations. As of March 31, 2023, time-based RSAs and PSAs relating to 296,329 shares of the Company's common stock were outstanding, and unrecognized compensation expense related to these awards totaled $2.4 million.

During the three months ended March 31, 2023, stock options relating to 3,750 shares were exercised and stock options relating to 1,875 shares expired, resulting in stock options relating to 47,049 shares remaining outstanding as of March 31, 2023. These options were assumed by the Company in connection with the Bay Banks Merger and expire between March 2024 and December 2029.

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

The following tables present information about the Company’s leases as of the dates and for the periods stated.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Right-of-use assets	$6,470	$6,903
Lease liabilities	$7,398	$7,860
Weighted average remaining lease term (years)	5.62	5.85
Weighted average discount rate	2.42%	2.40%

	For the three months ended March 31,
(Dollars in thousands)	2023	2022
Operating lease cost	$715	$555
Total lease cost	715	555
Cash paid for amounts included in the measurement of lease liabilities	599	736

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

(Dollars in thousands)	March 31, 2023
Nine months ending December 31, 2023	$1,484
Twelve months ending December 31, 2024	1,464
Twelve months ending December 31, 2025	1,191
Twelve months ending December 31, 2026	1,073
Twelve months ending December 31, 2027	990
Thereafter	1,786
Total undiscounted cash flows	7,988
Discount	(590)
Lease liabilities	$7,398

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

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly-liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

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

The Company has interest rate swap assets and liabilities associated with certain customer commercial loans. The interest rate swap asset with the customer is offset with an equal swap agreement with a highly-rated third-party financial institution (i.e., “back-to-back”). Both the interest rate swap assets and liabilities are free-standing derivatives and are recorded at fair value utilizing Level 2 inputs.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	March 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$51,662	$—	$51,662	$—
U.S. Treasury and agencies	62,152	—	62,152	—
Mortgage backed securities	199,320	—	191,816	7,504
Corporate bonds	38,856	—	34,557	4,299
Total securities available for sale	$351,990	$—	$340,187	$11,803
Other assets
MSR assets	$27,095	$—	$—	$27,095
Rabbi trust assets	577	577	—	—
Mortgage derivative asset	455	—	455	—
Interest rate swap asset	57	—	57	—
Other liabilities
Mortgage derivative liability	$57	$—	$57	$—
Interest rate swap liability	57	—	57	—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$50,993	$—	$50,993	$—
U.S. Treasury and agencies	67,162	—	67,162	—
Mortgage backed securities	196,336	—	188,719	7,617
Corporate bonds	39,850	—	35,561	4,289
Total securities available for sale	$354,341	$—	$342,435	$11,906
Other assets
MSR assets	$28,991	$—	$—	$28,991
Rabbi trust assets	584	584	—	—
Mortgage derivative asset	112	—	112	—
Interest rate swap asset	95	—	95	—
Other liabilities
Mortgage derivative liability	$24	$—	$24	$—
Interest rate swap liability	95	—	95	—

The following table presents the change in corporate bonds and mortgage backed securities using Level 3 inputs for the periods stated.

(Dollars in thousands)	Corporate Bonds	Mortgage Backed Securities
Balance as of December 31, 2022	$4,289	$7,617
Fair value adjustments	10	(113)
Balance as of March 31, 2023	$4,299	$7,504

As of March 31, 2023, 10 corporate bonds totaling $4.3 million and 6 mortgage backed securities totaling $7.5 million were reported at their respective purchase prices and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments.

Mortgage Servicing Rights

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of March 31, 2023 and December 31, 2022, the Company was servicing approximately $2.15 billion and $2.16 billion of loans, respectively. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and utilizing assumed servicing costs and prepayment speeds. The weighted average net servicing fee income of the portfolio was 28.4 basis points as of March 31, 2023. Estimated base annual servicing costs were $75.00 to $85.00 per loan depending on the guarantor.

Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 8.15% as of March 31, 2023. A base discount rate of 9.5% to 11.5% (9.81% weighted average discount rate) was then applied to each pool’s projected future cash flows as of March 31, 2023. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

The following table presents the change in MSR assets as of the dates and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance as of December 31, 2022	$28,991
Additions	242
Fair value adjustments	(2,138)
Balance as of March 31, 2023	$27,095

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

Collateral-dependent Loans

Collateral-dependent loans with specific reserves are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of operations.

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market (i.e., loans held for sale) are carried at estimated market value in the aggregate. Changes in fair value are recognized in residential mortgage banking income, including MSRs on the consolidated statements of operations (Level 2).

Certain consumer loans originated by the Bank and sourced by fintech partners are classified on the consolidated balance sheets as held for sale. After origination, these loans are sold directly to the applicable fintech partner or another investor at par, generally up to 10 days from origination. Due to the relatively short time between origination and sale, these loans are held at cost, which approximates fair value (Level 2).

Government guaranteed loans, or portions thereof, intended for sale in the secondary market are classified as held for sale on the consolidated balance sheets and carried at the lower of cost or estimated fair market value (Level 2).

Other Real Estate Owned (“OREO”)

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	March 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$22,960	$—	$22,960	$—
Collateral-dependent loans	7,165	—	—	7,165
Loans held for sale	76,528	—	76,528	—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$23,776	$—	$23,776	$—
Impaired loans - Pre-ASC 326	34,888	—	—	34,888
Loans held for sale	69,534	—	69,534	—
OREO	195	—	—	195

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of March 31, 2023	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	7,165	Selling Costs	7%

(Dollars in thousands)	Balance as of December 31, 2022	Unobservable Input	Range
Impaired loans - Pre-ASC 326
Discounted appraised value technique	34,743	Selling Costs	7% - 10%
Discounted cash flows technique	145	Discount Rate	4% - 11%
OREO
Discounted appraised value technique	195	Selling Costs	7%

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

	March 31, 2023
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$226,374	$226,374	$226,374	$—	$—
Federal funds sold	1,976	1,976	1,976	—	—
Securities available for sale	351,990	351,990	—	340,187	11,803
Restricted equity investments	18,388	18,388	—	18,388	—
Other equity investments	22,960	22,960	—	22,960	—
Other investments	26,538	26,538	—	—	26,538
PPP loans receivable, net	7,988	7,988	—	—	7,988
Loans held for investment, net	2,419,018	2,382,220	—	—	2,382,220
Accrued interest receivable	14,915	14,915	—	14,915	—
Bank owned life insurance	47,536	47,536	—	47,536	—
MSR assets	27,095	27,095	—	—	27,095
Financial Liabilities
Noninterest-bearing demand deposits	$594,518	$594,518	$594,518	$—	$—
Interest-bearing demand and money market deposits	1,326,655	1,326,655	—	1,326,655	—
Savings deposits	143,530	143,530	—	143,530
Time deposits	696,344	693,332	—	—	693,332
FHLB borrowings	239,100	239,045	—	239,045	—
Subordinated notes, net	39,904	37,610	—	—	37,610

	December 31, 2022
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,274	$77,274	$77,274	$—	$—
Federal funds sold	1,426	1,426	1,426	—	—
Securities available for sale	354,341	354,341	—	342,435	11,906
Restricted equity investments	21,257	21,257	—	21,257	—
Other equity investments	23,776	23,776	—	23,776	—
Other investments	24,672	24,672	—	—	24,672
PPP loans receivable, net	11,967	11,967	—	—	11,967
Loans held for investment, net	2,376,153	2,321,042	—	—	2,321,042
Accrued interest receivable	12,393	12,393	—	12,393	—
Bank owned life insurance	47,245	47,245	—	47,245	—
MSR assets	28,991	28,991	—	—	28,991
Financial Liabilities
Noninterest-bearing demand deposits	$640,101	$640,101	$640,101	$—	$—
Interest-bearing demand and money market deposits	1,318,799	1,318,799	—	1,318,799	—
Savings deposits	151,646	151,646	—	151,646	—
Time deposits	391,961	352,294	—	—	352,294
FHLB borrowings	311,700	311,700	—	311,700	—
FRB borrowings	51	51	—	51	—
Subordinated notes, net	39,920	37,689	—	—	37,689

Note 11 – Minimum Regulatory Capital Requirements

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

Pursuant to the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”), the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of March 31, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's category.

As previously noted, the Company adopted CECL effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment at adoption to retained earnings ("CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital will be 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The CECL Transitional Amount was $5.5 million, of which $1.4 million reduced the regulatory capital amounts and capital ratios as of March 31, 2023.

	March 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$307,024	11.12%	$289,940	10.50%	$276,133	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$277,898	10.06%	$234,711	8.50%	$220,905	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$277,898	10.06%	$193,368	7.00%	$179,556	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$277,898	8.50%	$130,776	4.00%	$163,469	5.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$303,876	11.22%	$286,161	10.50%	$272,535	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.31%	$231,470	8.50%	$217,854	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.31%	$190,622	7.00%	$177,006	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$279,125	9.25%	$120,703	4.00%	$150,878	5.00%

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2023 and December 31, 2022, the Company had outstanding loan commitments of $707.9 million and $736.1 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of March 31, 2023 and December 31, 2022, commitments under outstanding performance stand-by letters of credit totaled $0 and $655 thousand, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2023 and December 31, 2022, commitments under outstanding financial stand-by letters of credit totaled $29.3 million and $29.8 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Upon the adoption of ASC 326 on January 1, 2023, the Company recorded an increase in its reserve for unfunded commitments of $3.7 million. Most of this increase was attributable to higher funding assumptions of the underlying credit commitments, based on industry data available. For the three months ended March 31, 2023, the Company recorded a recovery of provision for credit losses for unfunded commitments of $400 thousand, which was primarily attributable to lower balances of conditionally cancellable loan commitments. As of March 31, 2023, the reserve for unfunded commitments was $5.1 million compared to $1.8 million as of December 31, 2022.

The Company invests in various partnerships, limited liability companies, and SBIC funds. Pursuant to these investments, the Company commits to an investment amount to be fulfilled in future periods. At March 31, 2023, the Company had future commitments outstanding totaling $17.7 million related to these investments.

Note 13 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS") and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and PSAs. For the three months ended March 31, 2023 and 2022, stock options and PSAs for 1,643 and 0 shares of the Company’s common stock, respectively, were considered anti-dilutive and excluded from the computation of diluted EPS.

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2023	2022
Weighted average common shares outstanding, basic	18,856,515	18,772,258
Effect of dilutive securities	3,506	17,087
Weighted average common shares outstanding, dilutive	18,860,021	18,789,345

Net income:
Net income from continuing operations	$1,604	$17,420
Net income from discontinued operations	—	337
Net income from discontinued operations attributable to noncontrolling interest	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$1,604	$17,756

Basic earnings per share:
Earnings per share from continuing operations	$0.09	$0.93
Earnings per share from discontinued operations	—	0.02
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.09	$0.95

Diluted earnings per share:
Earnings per share from continuing operations	$0.09	$0.93
Earnings per share from discontinued operations	—	0.02
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.09	$0.95

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

The following tables present statement of operations items and assets by segment as of the dates and for the periods stated.

	As of and for the three months ended March 31, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$42,742	$305	$6	$—	$43,053
Interest expense	15,002	139	553	—	15,694
Net interest income	27,740	166	(547)	—	27,359
Provision for credit losses	3,700	—	—	—	3,700
Net interest income after provision for credit losses	24,040	166	(547)	—	23,659
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	—	1,303	—	—	1,303
Gain on sale of guaranteed government loans	2,409	—	—	—	2,409
Service charges on deposit accounts	343	—	—	—	343
Increase in cash surrender value of bank owned life insurance	282	—	—	—	282
Other income	3,088	—	(43)	(99)	2,946
Total noninterest income	6,122	1,303	(43)	(99)	7,283
NONINTEREST EXPENSE
Salaries and employee benefits	12,628	2,661	—	—	15,289
Other operating expenses	11,210	1,485	962	(99)	13,558
Total noninterest expense	23,838	4,146	962	(99)	28,847
Income (loss) from continuing operations before income tax expense	6,324	(2,677)	(1,552)	—	2,095
Income tax expense (benefit)	1,400	(583)	(326)	—	491
Net income (loss)	$4,924	$(2,094)	$(1,226)	$—	$1,604
Total assets as of March 31, 2023	$3,270,452	$34,083	$299,450	$(269,074)	$3,334,911

	As of and for the three months ended March 31, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$25,183	$591	$28	$—	$25,802
Interest expense	1,546	35	553	—	2,134
Net interest income	23,637	556	(525)	—	23,668
Provision for credit losses	2,500	—	—	—	2,500
Net interest income after provision for credit losses	21,137	556	(525)	—	21,168
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	—	9,559	—	—	9,559
Gain on sale of guaranteed government loans	1,427	—	—	—	1,427
Service charges on deposit accounts	315	—	—	—	315
Increase in cash surrender value of bank owned life insurance	272	—	—	—	272
Other income	3,177	—	9,426	(82)	12,521
Total noninterest income	5,191	9,559	9,426	(82)	24,094
NONINTEREST EXPENSE
Salaries and employee benefits	9,089	5,007	—	—	14,096
Other operating expenses	6,581	1,936	158	(82)	8,593
Total noninterest expense	15,670	6,943	158	(82)	22,689
Income from continuing operations before income tax expense	10,658	3,172	8,743	—	22,573
Income tax expense	2,906	624	1,623	—	5,153
Net income from continuing operations	$7,752	$2,548	$7,120	$—	$17,420
Discontinued Operations
Income from discontinued operations before income taxes	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$8,089	$2,548	$7,120	$—	$17,757
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$8,088	$2,548	$7,120	$—	$17,756
Total assets as of March 31, 2022	$2,628,323	$64,419	$334,424	$(302,582)	$2,724,584

Note 15 – Changes to Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended March 31, 2023
(Dollars in thousands)	Net Unrealized (Losses) Gains on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income, net
Balance as of December 31, 2022	$(45,525)	$425	$(1)	$(45,101)
Change in net unrealized holding gains on securities available for sale, net of deferred tax expense of $1,113	3,866	—	—	3,866
Balance as of March 31, 2023	$(41,659)	$425	$(1)	$(41,235)

	For the three months ended March 31, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of December 31, 2021	$(4,056)	$425	$(1)	$(3,632)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $4,742	(17,844)	—	—	(17,844)
Balance as of March 31, 2022	$(21,900)	$425	$(1)	$(21,476)

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

Note 17 – Subsequent Events

On April 6, 2023, the board of directors of the Company declared a quarterly dividend of $0.1225 per share, which was paid on April 28, 2023, to shareholders of record of the Company's common stock as of the close of business on April 18, 2023.

A commercial and industrial loan in the amount of $37.3 million, which was modified during the first quarter of 2023, did not make a contractually due payment at the end of April 2023. An amendment to the loan agreement is under negotiation, and the loan continues to be adequately collateralized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of our operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations for the balance of 2023, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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

The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: (i) the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; (ii) geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (iii) the residual effects of the COVID-19 pandemic, including the adverse impact on the Company’s business and operations and on the Company’s customers which may result, among other things, in increased delinquencies, defaults, foreclosures and losses on loans; (iv) the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events; (v) the Company’s management of risks inherent in its real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of the Company’s collateral and its ability to sell collateral upon any foreclosure; (vi) changes in consumer spending and savings habits; (vii) deposit flows; (viii) technological and social media changes; (ix) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; (x) changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Company’s subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; (xi) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (xii) the impact of, and the ability to comply with, the terms of the formal written agreement between the Bank and the Office of the Comptroller of the Currency (the "OCC"); (xiii) the impact of changes in laws, regulations and policies affecting the real estate industry; (xiv) the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies; (xv) the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; (xvi) the willingness of users to substitute competitors’ products and services for the Company’s products and services; (xvii) the outcome of any legal proceedings that may be instituted against the Company; (xviii) reputational risk and potential adverse reactions of the Company’s customers, suppliers, employees or other business partners; (xix) the ability to maintain adequate liquidity by retaining deposits customers and secondary funding sources, especially if the Company's or industry's reputation become damaged; (xx) the effects of acquisitions the Company may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such transactions; (xxi) changes in the level of the Company’s nonperforming assets and charge-offs; (xxii) the Company’s involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; (xxiii) potential exposure to fraud, negligence, computer theft and cyber-crime; (xxiv) the Company’s ability to pay dividends; (xxv) the Company’s involvement as a participating lender in the Paycheck Protection Program ("PPP") as administered through the U.S. Small Business Administration; and (xxvi) other risks and factors identified in the “Risk Factors” sections and elsewhere in documents the Company files from time to time with the SEC.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the 2022 Form 10-K including those discussed in the section entitled "Risk Factors." If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, the Company cautions not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

Regulatory Matters

On August 29, 2022, the Bank entered into a formal written agreement (the “Written Agreement”) with the OCC, the Bank's primary federal banking regulator. The Written Agreement principally concerns the Bank’s fintech line of business and requires the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. A complete copy of the Written Agreement was filed as an exhibit to a Form 8-K filed with the SEC on September 1, 2022 and can be accessed on the SEC’s website (www.sec.gov) and the Company’s website (www.blueridgebankshares.com). The Company is actively working to bring the Bank’s fintech policies, procedures, and operations into conformity with OCC directives. The Company reports that although work is progressing, many aspects of the Written Agreement require considerable time for completion, implementation, validation, and sustainability.

Sale of MoneyWise Payroll Solutions, Inc.

The Company sold its majority interest in MoneyWise Payroll Solutions, Inc. (“MoneyWise”) to the holder of the minority interest in MoneyWise in the first quarter of 2022. Asset and liability balances and income statement amounts related to MoneyWise are reported as discontinued operations for all periods presented.

General

There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2022 Form 10-K, except as noted in Part I, Note 2 - Adoption of New Accounting Standard of this Form 10-Q, which describes the Company's adoption of Accounting Standards Codification (“ASC”) 326 - Financial Instruments – Credit Losses (referred herein as “ASC 326” or “CECL”), effective January 1, 2023.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Comparison of Financial Condition as of March 31, 2023 and December 31, 2022

Total assets were $3.33 billion as of March 31, 2023, an increase of $193.9 million from $3.14 billion as of December 31, 2022. Most of this increase was attributable to higher cash and due from banks balances, which increased $149.1 million to $226.4 million as of March 31, 2023 from $77.3 million as of December 31, 2022. Loans held for investment, excluding PPP loans, increased $49.9 million to $2.49 billion as of March 31, 2023 from $2.40 billion at December 31, 2022, an annualized growth rate of 8.32%. The allowance for credit losses ("ACL") increased $7.0 million to $30.0 million as of March 31, 2023 from $22.9 million as of December 31, 2022. Of this increase, $4.0 million was due to the adoption of ASC 326 on January 1, 2023.

Total deposits as of March 31, 2023 were $2.76 billion, an increase of $258.5 million from December 31, 2022. The increase in the first three months of 2023 was primarily due to an increase of $304.4 million in time deposit balances, of which $293.0 million was attributable to brokered time deposits acquired, primarily in response to banking industry liquidity concerns that began in early March 2023. Partially offsetting this increase were lower noninterest-bearing demand deposit balances of $45.6 million. Deposits related to fintech relationships increased by $26.0 million, or 3.8%, from December 31, 2022 to $716.0 million as of March 31, 2023, and represented 27.6% and 25.9% of total deposits as of the same respective dates.

Total stockholders’ equity decreased by $1.8 million to $257.6 million as of March 31, 2023 compared to $259.4 million at December 31, 2022. Of the decrease, $5.5 million was attributable to the adoption of ASC 326, which included an after-tax increase in the ACL and reserve for unfunded commitments of $2.6 million and $2.9 million, respectively. The fair value of the Company’s portfolio of securities available for sale ("AFS") increased in the first three months of 2023, primarily as a result of a modest decline in market longer-term interest rates, resulting in an after-tax increase in stockholders’ equity of $3.9 million. The Company does not have any investment securities classified as held to maturity as of March 31, 2023 or December 31, 2022.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, the Company reported net income from continuing operations of $1.6 million, or $0.09 per diluted common share, compared to $17.4 million, or $0.93 per diluted common share, for the three months ended March 31, 2022.

Income from continuing operations before income taxes for the first three months of 2022 included $9.4 million of fair value adjustments for the Company's equity investments, primarily in certain fintech companies, compared to a nominal amount for the same period of 2023. For the three months ended March 31, 2023 and 2022, income from continuing operations before income taxes included $1.1 million and $0, respectively, of costs incurred for professional services related to regulatory remediation efforts in connection with the Written Agreement.

Net Interest Income. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. The Company’s principal interest-earning assets are loans to businesses, real estate investors, and individuals and its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and Federal Home Loan Bank of Atlanta (“FHLB”) advances. A common net interest income measure is net interest margin. Net interest margin represents the difference between interest income and interest expense calculated as a percentage of average interest-earning assets.

The following table presents the average balance sheets for the three months ended March 31, 2023 and 2022. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended March 31,
	2023			2022			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$374,956	$2,628	2.80%	$379,113	$1,770	1.87%	$858	$(19)	$877
Tax-exempt securities (3)	20,726	116	2.25%	19,372	75	1.55%	41	5	36
Total securities	395,682	2,744	2.77%	398,485	1,845	1.85%	899	(14)	914
Interest-earning deposits in other banks	107,614	941	3.50%	94,710	35	0.15%	906	5	901
Federal funds sold	8,890	99	4.45%	51,460	22	0.17%	77	(18)	95
Loans held for sale	40,024	282	2.82%	73,710	621	3.37%	(339)	(284)	(55)
Paycheck Protection Program loans (4)	10,265	20	0.78%	27,081	393	5.80%	(373)	(244)	(129)
Loans held for investment (4,5,6)	2,498,059	38,992	6.24%	1,798,653	22,885	5.09%	16,107	8,899	7,208
Total average interest-earning assets	3,060,534	43,078	5.63%	2,444,099	25,801	4.22%	17,277	8,343	8,934
Less: allowance for credit losses	(24,722)			(12,063)
Total noninterest-earning assets	234,297			221,951
Total average assets	$3,270,109			$2,653,987
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,287,839	$8,259	2.57%	$1,082,743	$585	0.22%	$7,674	$111	$7,563
Time deposits (7)	513,642	3,072	2.39%	483,236	971	0.80%	2,101	61	2,040
Total interest-bearing deposits	1,801,481	11,331	2.52%	1,565,979	1,556	0.40%	9,775	172	9,603
FHLB borrowings (8)	328,223	3,810	4.64%	10,110	11	0.44%	3,799	346	3,453
FRB borrowings	4	—	0.40%	16,379	14	0.34%	(14)	(14)	—
Subordinated notes and other borrowings (9)	39,935	553	5.54%	39,976	553	5.53%	—	(1)	1
Total average interest-bearing liabilities	2,169,643	15,694	2.89%	1,632,444	2,134	0.52%	13,560	503	13,057
Noninterest-bearing demand deposits	808,425			720,226
Other noninterest-bearing liabilities	32,130			26,430
Stockholders' equity	259,911			274,887
Total average liabilities and stockholders’ equity	$3,270,109			$2,653,987
Net interest income and margin (10)		$27,384	3.58%		$23,667	3.87%	$3,717	$7,840	$(4,122)
Cost of funds (11)			2.11%			0.36%
Net interest spread (12)			2.74%			3.70%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $688 thousand and $2.7 million for the three months ended March 31, 2023 and 2022, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $284 thousand and $474 thousand for the three months ended March 31, 2023 and 2022, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $0 and $3 thousand for the three months ended March 31, 2023 and 2022, respectively.
(9) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand and $25 thousand for the three months ended March 31, 2023 and 2022, respectively.
(10) Net interest margin is net interest income divided by average interest-earning assets.
(11) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(12) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $3.06 billion for the three months ended March 31, 2023 compared to $2.44 billion for the same period of 2022, a $616.4 million increase. This increase was primarily attributable to growth in average balances of loans held for investment, excluding PPP loans, which increased $699.4 million in the 2023 period compared to the 2022 period, partially offset by lower average balances of federal funds sold, loans held for sale, and PPP loans. Total interest income (on a taxable equivalent basis) increased $17.3 million for the three-month period ended March 31, 2023 from the same period of 2022. This increase was primarily due to higher average balances and yields, including fee income, on loans held for investment, excluding PPP loans, and securities. Higher yields in the 2023 period were primarily attributable to loan growth and the re-pricing of variable rate loans in the higher interest rate environment, partially offset by lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income in the first quarters of 2023 and 2022 included accretion of discounts on acquired loans of $688 thousand and $2.7 million, respectively.

Average interest-bearing liabilities were $2.17 billion for the three months ended March 31, 2023 compared to $1.63 billion for the same period of 2022, a $537.2 million increase. Interest expense increased by $13.6 million to $15.7 million for the three months ended March 31, 2023 compared to the same period of 2022. Cost of interest-bearing liabilities increased to 2.89% for the first quarter of 2023 from 0.52% for the first quarter of 2022, while cost of funds were 2.11% and 0.36% for the same respective periods. Higher cost of funds in the 2023 period was primarily due to higher rates on interest-bearing demand deposits, including fintech relationship deposits, money market accounts, brokered time deposits, and FHLB advances. Interest expense in the first quarters of 2023 and 2022 included the amortization of fair value adjustments (premium) on assumed time deposits of $284 thousand and $474 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended March 31, 2023 was $27.4 million compared to $23.7 million for the same period in 2022, an increase of $3.7 million. Net interest margin was 3.58% and 3.87% for the first quarters of 2023 and 2022, respectively. Accretion and amortization of purchase accounting adjustments had a 13 and 53 basis point positive effect on net interest margin for the same respective periods.

Provision for Credit Losses. The Company recorded a provision for credit losses of $3.7 million in the first quarter of 2023 compared to $2.5 million in the first quarter of 2022. Provision for credit losses in the 2023 period was primarily attributable to specific reserves on collateral-dependent loans and quarterly loan growth, partially offset by a credit to provision for credit losses on unfunded commitments of $400 thousand.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022	Change $	Change %
Fair value adjustments of other equity investments	$(51)	$9,364	$(9,415)	(100.5%)
Residential mortgage banking income, including MSRs	1,303	9,559	(8,256)	(86.4%)
Gain on sale of guaranteed government loans	2,409	1,427	982	68.8%
Wealth and trust management	432	391	41	10.5%
Service charges on deposit accounts	343	315	28	8.9%
Increase in cash surrender value of bank owned life insurance	282	272	10	3.7%
Bank and purchase card, net	340	422	(82)	(19.4%)
Other	2,225	2,344	(119)	(5.1%)
Total noninterest income	$7,283	$24,094	$(16,811)	(69.8%)

Lower noninterest income in the first quarter of 2023 compared to the first quarter of 2022 was primarily attributable to lower residential mortgage banking income, including mortgage servicing rights ("MSR"), which was driven by higher market interest rates which lead to lower mortgage volumes in the 2023 period ($46.3 million) compared to the 2022 period ($151.4 million). The change in the fair value of MSR assets was a negative $2.1 million and a positive $3.8 million for the first quarter of 2023 and 2022, respectively. Also contributing to the decline was higher income from fair value adjustments of other equity investments in the first three months of 2022 attributable to the Company's equity investments, primarily in certain fintech companies. The Company records certain equity investments at fair value when an observable market event occurs, such as the issuance or transfer of shares of substantially similar investments.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022	Change $	Change %
Salaries and employee benefits	$15,289	$14,096	$1,193	8.5%
Occupancy and equipment	1,569	1,485	84	5.7%
Data processing	1,346	946	400	42.3%
Legal	1,234	382	852	223.0%
Advertising and marketing	286	428	(142)	(33.2%)
Communications	1,131	799	332	41.6%
Audit and accounting fees	146	141	5	3.5%
FDIC insurance	729	231	498	215.6%
Intangible amortization	355	397	(42)	(10.6%)
Other contractual services	939	534	405	75.8%
Other taxes and assessments	802	570	232	40.7%
Regulatory remediation	1,134	—	1,134	100.0%
Merger-related	—	50	(50)	(100.0%)
Other	3,887	2,630	1,257	47.8%
Total noninterest expense	$28,847	$22,689	$6,158	27.1%
Excluding regulatory remediation and merger-related expenses, noninterest expense increased $5.1 million for the three months ended March 31, 2023 compared to the same period of 2022. Higher noninterest expense for the 2023 period was primarily attributable to higher salaries and employee benefit expenses due to the addition of commercial lenders and support personnel and personnel to support the fintech business, partially offset by reduced headcount and lower commissions in the Company's mortgage division. Higher legal expenses in the 2023 period were primarily attributable to costs incurred for loan origination and on corporate, employee benefit plans, and other employment matters. Included in other noninterest expense in the 2023 period was a $0.9 million charge related to the sale of PPP loans in the second quarter of 2021.

Income Tax Expense. Income tax expense from continuing operations for the three months ended March 31, 2023 and 2022 was $491 thousand and $5.1 million, respectively, resulting in an effective income tax rate of 23.4% and 22.8% for the same respective periods.

Analysis of Financial Condition

All loan portfolio and ACL information presented as of and for the three months ended March 31, 2023 is in accordance with ASC 326. All loan information presented prior to this period is presented in accordance with previously applicable GAAP. As a result, the presentation of information pre-ASC 326 and post-ASC 326 adoption will not be comparable for most disclosures.

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

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$571,095	23.2%	$590,049	24.4%
Paycheck Protection Program	7,988	0.3%	11,967	0.5%
Real estate – construction, commercial	180,149	7.3%	183,301	7.6%
Real estate – construction, residential	92,403	3.8%	76,599	3.2%
Real estate – mortgage, commercial	867,916	35.3%	864,989	35.8%
Real estate – mortgage, residential	672,473	27.4%	631,772	26.2%
Real estate – mortgage, farmland	6,394	0.3%	6,599	0.3%
Consumer	58,907	2.4%	47,423	2.0%
Gross loans	2,457,325	100.0%	2,412,699	100.0%
Less: deferred loan fees, net of costs	(345)		(1,640)
Gross loans, net of deferred loans fees and costs	2,456,980		2,411,059
Less: allowance for credit losses	(29,974)		(22,939)
Loans held for investment, net	$2,427,006		$2,388,120
Loans held for sale (not included in totals above)	$76,528		$69,534

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2023.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$571,095	$147,642	$211,884	$180,833	$29,948	$1,103	$211,569	$105,017	$93,130	$13,422
Paycheck Protection Program	7,988	—	—	—	—	—	7,988	7,988	—	—
Real estate – construction, commercial	180,149	49,020	92,247	52,863	10,132	29,252	38,882	36,462	2,376	44
Real estate – construction, residential	92,403	21,745	16,286	14,697	—	1,589	54,372	1,578	3,129	49,665
Real estate – mortgage, commercial	867,916	34,254	452,922	66,892	218,392	167,638	380,740	211,325	161,950	7,465
Real estate – mortgage, residential	672,473	15,268	388,286	14,480	74,690	299,116	268,919	37,595	43,517	187,807
Real estate – mortgage, farmland	6,394	582	1,768	91	255	1,422	4,044	2,445	870	729
Consumer loans	58,907	5,861	7,062	6,898	164	—	45,984	25,431	20,491	62
Gross loans	$2,457,325	$274,372	$1,170,455	$336,754	$333,581	$500,120	$1,012,498	$427,841	$325,463	$259,194

Allowance for Credit Losses. Management believes that the Company’s allowance for credit losses (“ACL”) was adequate as of March 31, 2023 and December 31, 2022. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans.

The following table presents an analysis of the change in the ACL by loan type as of and for the periods stated.

	As of and for the three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
ACL, beginning of period	$22,939	$12,121
Impact of ASC 326 adoption	4,022	—
Charge-offs
Commercial and industrial	(799)	(2,401)
Consumer	(510)	(418)
Total charge-offs	(1,309)	(2,819)
Recoveries
Commercial and industrial	118	86
Consumer	104	125
Total recoveries	222	211
Net charge-offs	(1,087)	(2,608)
Provision for credit losses - loans	4,100	2,500
ACL, end of period	$29,974	$12,013
Ratio of net charge-offs to average loans outstanding during period:
Commercial	0.17%	0.82%
Consumer	0.19%	0.18%
Total loans	0.17%	0.58%

The ACL includes specific reserves for individually evaluated loans and a general allowance applicable to all loan categories; however, management has allocated the ACL by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category. The following presents the allocation of the ACL by loan category and the percentage of loans in each category to total loans as of the dates stated.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$8,284	23.2%	$15,272	24.4%
Paycheck Protection Program	—	0.3%	—	0.5%
Real estate – construction, commercial	4,310	7.3%	1,637	7.6%
Real estate – construction, residential	1,806	3.8%	628	3.2%
Real estate – mortgage, commercial	8,671	35.3%	2,356	35.8%
Real estate – mortgage, residential	5,285	27.4%	1,760	26.2%
Real estate – mortgage, farmland	14	0.3%	4	0.3%
Consumer	1,604	2.4%	1,282	2.0%
	$29,974	100.0%	$22,939	100.0%

The information in the table above excludes PPP loans, which carry no ACL as they are fully guaranteed by the U.S. government.

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

The following table presents summary information pertaining to nonperforming assets and certain asset quality ratios as of the dates stated.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$28,557	$10,324
Loans past due 90 days and still accruing	2,167	8,260
Total nonperforming loans	$30,724	$18,584
OREO	—	195
Total nonperforming assets	$30,724	$18,779
ACL	$29,974	$22,939
Loans held for investment, including PPP loans	$2,456,980	$2,411,059
Loans held for investment, excluding PPP loans	$2,448,992	$2,399,092
Total assets	$3,334,911	$3,141,045
ACL to total loans held for investment, including PPP loans	1.22%	0.95%
ACL to total loans held for investment, excluding PPP loans	1.22%	0.96%
ACL to nonperforming loans	97.56%	123.43%
Nonperforming loans to total loans held for investment, including PPP loans	1.25%	0.77%
Nonperforming loans to total loans held for investment, excluding PPP loans	1.25%	0.77%
Nonperforming assets to total assets	0.92%	0.60%

The increase in nonperforming loans at March 31, 2023 compared to December 31, 2022 was primarily due to two commercial loans totaling $13.0 million that were placed on nonaccrual status in the first quarter of 2023. The increase in the ratio of ACL to total loans held for investment, excluding PPP loans, at March 31, 2023 compared to December 31, 2022 was primarily attributable to the adoption of ASC 326 on January 1, 2023, which resulted in a $4.0 million increase in the ACL, specific reserve needs for collateral-dependent loans, and loan growth in the first three months of 2023. The remaining purchase accounting adjustments (discounts) related to loans acquired in the Bay Banks of Virginia, Inc. merger in 2021 and earlier acquisitions by the Company were $6.7 million and $7.9 million at March 31, 2023 and December 31, 2022, respectively.

Modified Loans. The Company granted certain loan modifications to borrowers experiencing financial difficulties during the first quarter of 2023. The total amortized cost of these modified loans was $40.7 million, or 1.65% of gross loans held for investment, as of March 31, 2023. Of this amount, a $37.3 million commercial and industrial loan did not make a contractually due payment at the end of April 2023. An amendment to the loan agreement is under negotiation, and the loan continues to be adequately collateralized.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities AFS may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s AFS investment securities was $352.0 million as of March 31, 2023, a slight decrease from $354.3 million at December 31, 2022, primarily due to amortization of securities. Primarily as a result of a modest decline in market longer-term interest rates in the first three months of 2023, the Company’s portfolio of AFS securities had an unrealized gain of approximately $5.0 million in the same period.

As of March 31, 2023 and December 31, 2022, the majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. At March 31, 2023 and December 31, 2022, securities with a fair value of $242.8 million and $241.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB. As of March 31, 2023, the Company pledged securities with $29.9 million of par value (amortized cost and fair value of $29.8 million and $25.5 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”) established by the Board of Governors of the Federal Reserve System.

The Company reviews its AFS investment securities portfolio for potential credit losses at least quarterly. AFS investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired AFS securities prior to the recovery of the amortized cost. No ACL has been recognized for AFS securities as of March 31, 2023.

Restricted equity investments consisted of stock in the FHLB (carrying basis $11.8 million and $14.7 million at March 31, 2023 and December 31, 2022, respectively), stock in the Federal Reserve Bank of Richmond (the "FRB") (carrying basis of $6.1 million at both March 31, 2023 and December 31, 2022, respectively), and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both March 31, 2023 and December 31, 2022). Restricted equity investments are carried at cost. The Company holds various other equity investments, including shares in other financial institutions and fintech companies, totaling $23.0 million and $23.8 million as of March 31, 2023 and December 31, 2022, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
State and municipal	$—	—%	$5,299	2.40%	$30,658	1.92%	$23,451	2.37%	$59,408
U. S. Treasury and agencies	2	—%	17,486	0.97%	47,563	1.85%	7,000	2.11%	72,051
Mortgage backed securities	—	—%	3,114	0.51%	26,762	2.13%	201,885	1.93%	231,761
Corporate bonds	1,500	6.08%	6,300	6.48%	34,120	4.63%	500	4.00%	42,420
Total	$1,502		$32,199		$139,103		$232,836		$405,640

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

Total deposits as of March 31, 2023 were $2.76 billion, an increase of $258.5 million from December 31, 2022, of which $304.4 million was due to higher time deposits, primarily brokered time deposits. The Company's relationships with fintech partners have resulted in approximately $716.0 million of deposits as of March 31, 2023, up from approximately $690.0 million as of December 31, 2022, a $26.0 million increase for the three months ended March 31, 2023. Estimated uninsured deposits totaled approximately $898 million as of March 31, 2023, or 32% of total deposits, compared to $923 million, or 37% of total deposits, as of December 31, 2022. Excluding fintech-related deposits, estimated uninsured deposits were 23% and 27% of total deposits as of March 31, 2023 and December 31, 2022, respectively.

Approximately 21.5% of total deposits as of March 31, 2023 were composed of noninterest-bearing demand deposits compared to 25.6% as of December 31, 2022. In contrast, approximately 25.2% of total deposits as of March 31, 2023 were composed of time deposits compared to 15.7% as of December 31, 2022, which was primarily due to the acquisition of brokered time deposits in the first quarter of 2023. Brokered time deposits represented approximately 12.2% and 1.7% of total deposits as of March 31, 2023 and December 31, 2022, respectively.

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Maturing in:
3 months or less	$11,886	$10,642
Over 3 months through 6 months	15,941	14,699
Over 6 months through 12 months	33,477	15,423
Over 12 months	18,889	35,075
	$80,193	$75,839

Borrowings. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	As of and for the three months ended March 31, 2023
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$239,100	$310,800	$328,223	4.64%
FRB borrowings	—	—	4	0.40%

	As of and for the three months ended March 31, 2022
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$10,108	$10,110	$10,110	0.44%
FRB borrowings	15,211	17,197	16,379	0.34%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multi-family, and commercial real estate mortgage loan portfolios, as well as selected investment securities.

Subordinated notes, net, totaled $39.9 million as of both March 31, 2023 and December 31, 2022. The effective interest rate on the subordinated notes for the three months ended March 31, 2023 and 2022 was 5.54% and 5.53%, respectively.

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

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and borrowers. The Bank had unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $28.0 million as of March 31, 2023 and December 31, 2022. These lines bear interest at the prevailing rates for such loan and are cancellable any time by the correspondent bank. As of March 31, 2023 and December 31, 2022, none of these lines of credit with correspondent banks were drawn upon.

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

The Company also maintains secured lines of credit with the FHLB under which the Company can borrow up to the allowable amount for the collateral pledged. As of March 31, 2023, the Company had a credit line available of $576.8 million with the FHLB with outstanding advances totaling $239.1 million and letters of credit totaling $67.6 million, leaving the remaining credit availability of $270.1 million as of the same date. The letters of credit are for the benefit of the Treasury Board of the Commonwealth of Virginia to secure public deposits.

The Company has an immediately available and undrawn line with the BTFP of $29.9 million as of March 31, 2023. The BTFP provides banks with additional liquidity via a secured line of credit collateralized by eligible pledged securities. Available credit is equal to the current par value of the pledged securities. Advances under the BTFP are up to a one-year term and are priced at the one-year overnight index swap rate plus 10 basis points, which is fixed for the term on the advance date.

The Company utilized the FRB Paycheck Protection Program Liquidity Facility to partially fund PPP loans, which collateralize the advances. As of March 31, 2023 and December 31, 2022, FRB borrowings under this facility totaled $0 and $51 thousand, respectively.

Capital. Capital adequacy is an important measure of financial stability and performance. The Company’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Management believes as of March 31, 2023, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework. There are no conditions or events since that notification that management believes have changed the institution's categorization. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Company.

As previously noted, the Company adopted CECL effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment at adoption to retained earnings ("CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital will be 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The CECL Transitional Amount was $5.5 million, of which $1.4 million reduced the regulatory capital amounts and capital ratios as of March 31, 2023.

	March 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$307,024	11.12%	$289,940	10.50%	$276,133	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$277,898	10.06%	$234,711	8.50%	$220,905	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$277,898	10.06%	$193,368	7.00%	$179,556	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$277,898	8.50%	$130,776	4.00%	$163,469	5.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$303,876	11.22%	$286,161	10.50%	$272,535	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.31%	$231,470	8.50%	$217,854	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.31%	$190,622	7.00%	$177,006	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$279,125	9.25%	$120,703	4.00%	$150,878	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. The approved commitments to extend credit that were available but unused as of March 31, 2023 and December 31, 2022 totaled $707.9 million and $736.1 million, respectively.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2023 and December 31, 2022, commitments under outstanding financial stand-by letters of credit totaled $29.3 million and $29.8 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers. Additionally, the Company issues performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of March 31, 2023 and December 31, 2022, commitments under outstanding performance stand-by letters of credit totaled $0 and $655 thousand, respectively.

Upon the adoption of ASC 326 on January 1, 2023, the Company recorded an increase to its reserve for unfunded commitments of $3.7 million. For the three months ended March 31, 2023, the Company recorded a recovery of provision for credit losses for unfunded commitments of $400 thousand. As of March 31, 2023, the reserve for unfunded commitments was $5.1 million compared to $1.8 million as of December 31, 2022.

The Company invests in various partnerships, limited liability companies, and small business investment company funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At March 31, 2023, the Company had future commitments outstanding totaling $17.7 million related to these investments.

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

The Company employs an independent consulting firm to model its interest rate sensitivity that uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Assumptions for modeling are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how management expects interest rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts, as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates, and the developed assumptions, the model produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. The model then simulates the impact on net interest income based on specific changes in interest rates. The rate simulations are performed for a two-year period and include rapid rate changes of down 100 basis points to 300 basis points and up 100 basis points to 300 basis points. The results of these simulations are then compared to the base case.

The following table presents the estimated change in net interest income under various rate change scenarios. The scenarios assume rate changes occur instantaneous and in a parallel manner, which means the changes are the same on all points of the rate curve.

	March 31, 2023
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+300 basis points	$(12,201)	(11.8%)	$(10,384)	(9.2%)
+200 basis points	(7,242)	(7.0%)	(5,815)	(5.2%)
+100 basis points	(3,132)	(3.0%)	(2,248)	(2.0%)
Base case
-100 basis points	1,393	1.3%	(96)	(0.1%)
-200 basis points	1,965	1.9%	(2,244)	(2.0%)
-300 basis points	2,196	2.1%	(5,357)	(4.8%)

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

Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 300 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of the Company’s interest rate risk position over a historical time frame for comparison purposes.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the status of the legal proceedings previously disclosed in Part I, Item 3 of the Company’s 2022 Form 10-K.

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

Item 1A. Risk Factors

The have been no material changes to the risk factors disclosed in the 2022 Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

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

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: May 10, 2023	By:	/s/ Brian K. Plum
Brian K. Plum
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer