Form 10-Q
period 2023-06-30
BLUE RIDGE BANKSHARES, INC.
filed 2023-08-07
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 19,191,060 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	June 30, 2023	December 31, 2022 (1)
ASSETS
Cash and due from banks	$131,843	$77,274
Federal funds sold	2,492	1,426
Securities available for sale, at fair value	340,617	354,341
Restricted equity investments	17,538	21,257
Other equity investments	22,693	23,776
Other investments	27,157	24,672
Loans held for sale	64,102	69,534
Paycheck Protection Program loans, net of deferred fees and costs	7,234	11,967
Loans held for investment, net of deferred fees and costs	2,451,697	2,399,092
Less: allowance for credit losses	(43,067)	(22,939)
Loans held for investment, net	2,408,630	2,376,153
Accrued interest receivable	15,474	12,393
Other real estate owned	—	195
Premises and equipment, net	22,849	23,152
Right-of-use assets	5,744	6,903
Bank owned life insurance	47,828	47,245
Goodwill	26,826	26,826
Other intangible assets	5,925	6,583
Mortgage servicing rights, net	28,246	28,991
Deferred tax asset, net	11,051	9,182
Other assets	28,175	19,175
Total assets	$3,214,424	$3,141,045
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$575,989	$640,101
Interest-bearing demand and money market deposits	1,293,754	1,318,799
Savings	131,332	151,646
Time deposits	612,019	391,961
Total deposits	2,613,094	2,502,507
FHLB borrowings	219,100	311,700
FRB borrowings	65,000	51
Subordinated notes, net	39,888	39,920
Lease liabilities	6,765	7,860
Other liabilities	39,306	19,634
Total liabilities	2,983,153	2,881,672
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized at June 30, 2023 and December 31, 2022; 18,933,637 and 18,950,329 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	196,990	195,960
Additional paid-in capital	252	252
Retained earnings	80,287	108,262
Accumulated other comprehensive loss, net of tax	(46,258)	(45,101)
Total stockholders’ equity	231,271	259,373
Total liabilities and stockholders’ equity	$3,214,424	$3,141,045
(1)
Derived from audited December 31, 2022 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
INTEREST INCOME
Interest and fees on loans	$34,839	$23,787	$74,133	$47,686
Interest on securities, deposit accounts, and federal funds sold	4,134	2,456	7,893	4,359
Total interest income	38,973	26,243	82,026	52,045
INTEREST EXPENSE
Interest on deposits	14,624	1,541	25,955	3,097
Interest on subordinated notes	547	545	1,100	1,098
Interest on FHLB and FRB borrowings	3,399	67	7,209	92
Total interest expense	18,570	2,153	34,264	4,287
Net interest income	20,403	24,090	47,762	47,758
Provision for credit losses - loans	21,100	7,494	25,200	9,994
Provision (benefit) for credit losses - unfunded commitments	(600)	—	(1,000)	—
Total provision for credit losses	20,500	7,494	24,200	9,994
Net interest (loss) income after provision for credit losses	(97)	16,596	23,562	37,764
NONINTEREST INCOME
Fair value adjustments of other equity investments	(281)	(86)	(332)	9,278
Residential mortgage banking income, including MSRs	4,295	5,960	5,598	15,519
Gain on sale of guaranteed government loans	2,384	1,538	4,793	2,965
Wealth and trust management	462	414	894	805
Service charges on deposit accounts	349	327	692	642
Increase in cash surrender value of bank owned life insurance	292	276	574	548
Bank and purchase card, net	560	599	900	1,021
Other	1,675	1,162	3,900	3,506
Total noninterest income	9,736	10,190	17,019	34,284
NONINTEREST EXPENSE
Salaries and employee benefits	14,518	15,873	29,807	29,969
Occupancy and equipment	1,913	1,500	3,482	2,985
Data processing	1,131	874	2,477	1,820
Legal, issuer, and regulatory filing	2,753	618	3,987	1,000
Advertising and marketing	337	412	623	840
Communications	1,171	1,030	2,302	1,829
Audit and accounting fees	503	379	649	520
FDIC insurance	1,246	106	1,975	337
Intangible amortization	335	386	690	783
Other contractual services	3,218	999	4,157	1,533
Other taxes and assessments	803	671	1,605	1,241
Regulatory remediation	2,388	—	3,522	—
Merger-related	—	—	—	50
Other	3,736	2,478	7,623	5,108
Total noninterest expense	34,052	25,326	62,899	48,015
(Loss) income from continuing operations before income tax expense	(24,413)	1,460	(22,318)	24,033
Income tax (benefit) expense	(4,949)	342	(4,458)	5,495
Net (loss) income from continuing operations	$(19,464)	$1,118	$(17,860)	$18,538
Discontinued Operations
Income from discontinued operations before income taxes	—	—	—	426
Income tax expense	—	—	—	89
Net income from discontinued operations	—	—	—	337
Net (loss) income	$(19,464)	$1,118	$(17,860)	$18,875
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	(1)
Net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(19,464)	$1,118	$(17,860)	$18,874
Net (loss) income available to common stockholders	$(19,464)	$1,118	$(17,860)	$18,874
Basic and diluted (loss) earnings per share from continuing operations	$(1.03)	$0.06	$(0.95)	$0.99
Basic and diluted earnings per share from discontinued operations	$—	$—	$—	$0.02
Basic and diluted (loss) earnings per share attributable to Blue Ridge Bankshares, Inc.	$(1.03)	$0.06	$(0.95)	$1.01

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net (loss) income	$(19,464)	$1,118	$(17,860)	$18,875
Other comprehensive loss:
Gross unrealized losses on securities available for sale arising during the period	(6,469)	(20,272)	(1,490)	(42,859)
Deferred income tax benefit	1,446	4,257	333	9,000
Unrealized losses on securities available for sale arising during the period, net of tax	(5,023)	(16,015)	(1,157)	(33,859)
Other comprehensive net loss	(5,023)	(16,015)	(1,157)	(33,859)
Comprehensive net loss	$(24,487)	$(14,897)	$(19,017)	$(14,984)
Comprehensive income from discontinued operations attributable to noncontrolling interest	—	—	—	(1)
Comprehensive net loss attributable to Blue Ridge Bankshares, Inc.	$(24,487)	$(14,897)	$(19,017)	$(14,985)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the six months ended June 30, 2023
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,950,329	$195,960	$252	$108,262	$(45,101)	$259,373
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	—	$—	$—	$(5,474)	$—	$(5,474)
Net loss	—	—	—	(17,860)	—	(17,860)
Other comprehensive loss	—	—	—	—	(1,157)	(1,157)
Dividends on common stock	—	—	—	(4,641)	—	(4,641)
Stock option exercises	3,750	26	—	—	—	26
Restricted stock awards, net of forfeitures	(26,842)	936	—	—	—	936
Dividend reinvestment plan issuances	6,400	68	—	—	—	68
Balance at end of period	18,933,637	$196,990	$252	$80,287	$(46,258)	$231,271

	For the six months ended June 30, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest of Discontinued Operations	Total
Balance at beginning of period	18,774,082	$194,309	$252	$85,982	$(3,632)	$228	$277,139
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Net income	—	—	—	18,874	—	1	18,875
Other comprehensive loss	—	—	—	—	(33,859)	—	(33,859)
Dividends on common stock	—	—	—	(4,552)	—	—	(4,552)
Stock option exercises	1,183	15	—	—	—	—	15
Restricted stock awards, net of forfeitures	(13,417)	729	—	—	—	—	729
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance at end of period	18,761,848	$195,053	$252	$103,846	$(37,491)	$—	$261,660

	For the three months ended June 30, 2023
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,942,091	$196,498	$252	$102,071	$(41,235)	$257,586
Net loss	—	$—	—	(19,464)	—	(19,464)
Other comprehensive loss	—	—	—	—	(5,023)	(5,023)
Dividends on common stock	—	—	—	(2,320)	—	(2,320)
Restricted stock awards, net of forfeitures	(12,210)	457	—	—	—	457
Dividend reinvestment plan issuances	3,756	35	—	—	—	35
Balance at end of period	18,933,637	$196,990	$252	$80,287	$(46,258)	$231,271

	For the three months ended June 30, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,771,065	$194,679	$252	$105,027	$(21,476)	$278,482
Net income	—	—	—	1,118	—	1,118
Other comprehensive loss	—	—	—	—	(16,015)	(16,015)
Dividends on common stock	—	—	—	(2,299)	—	(2,299)
Restricted stock awards, net of forfeitures	(9,217)	374	—	—	—	374
Balance at end of period	18,761,848	$195,053	$252	$103,846	$(37,491)	$261,660

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022
Cash Flows From Operating Activities
Net (loss) income from continuing operations	$(17,860)	$18,538
Net income from discontinued operations	—	337
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	877	1,038
Deferred income tax (benefit) expense	(1,242)	3,316
Provision for credit losses - loans	25,200	9,994
Provision for credit losses - unfunded commitments	(1,000)	—
Accretion of fair value adjustments (discounts) on acquired loans	(1,161)	(4,058)
Accretion of fair value adjustments (premiums) on acquired time deposits	(506)	(833)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(50)	(50)
Proceeds from sale of mortgage loans held for sale	116,540	368,217
Mortgage loans held for sale, originated	(115,528)	(275,897)
Gain on sale of mortgage loans	(995)	(3,136)
Proceeds from sale of guaranteed government loans held for sale	69,449	—
Guaranteed government loans held for sale, originated	(49,708)	—
Gain on sale of guaranteed government loans	(4,793)	—
Loss (gain) on disposal of premises and equipment	14	(405)
Loss on disposal of other assets	528	—
Realized gains on sale of other equity securities	(10)	—
Investment amortization expense, net	348	809
Amortization of subordinated debt issuance costs	18	17
Intangible amortization	690	783
Fair value adjustments of other equity investments	332	(9,278)
Fair value adjustments attributable to mortgage servicing rights	1,364	(3,548)
Increase in cash surrender value of bank owned life insurance	(574)	(548)
Increase in accrued interest receivable	(3,081)	(665)
(Increase) decrease in other assets	(11,277)	399
Increase in other liabilities	19,577	5,033
Net cash provided by operating activities - continuing operations	27,152	110,063
Net cash provided by operating activities - discontinued operations	—	55
Cash provided by operating activities	27,152	110,118
Cash Flows From Investing Activities
Net increase in loans held for investment	(69,948)	(272,026)
Net (increase) decrease in federal funds sold	(1,066)	8,410
Purchases of securities available for sale	—	(66,761)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	12,690	15,163
Proceeds from sale of other real estate owned	264	70
Net decrease in Paycheck Protection Program loans	4,733	14,752
Net change in restricted equity and other investments	3,499	(4,857)
Purchase of premises and equipment	(643)	(221)
Proceeds from sale of premises and equipment	55	1,937
Proceeds from sale of other assets	950	—
Proceeds from sale of LSMG	250	—
Capital calls of small business investment company funds and other investments	(2,594)	(3,997)
Nonincome distributions from limited liability companies	332	420
Net cash used in investing activities - continuing operations	(51,478)	(307,110)
Net cash provided by investing activities - discontinued operations	—	245
Cash used in investing activities	(51,478)	(306,865)
Cash Flows From Financing Activities:
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(109,471)	144,924
Net increase (decrease) in time deposits	220,564	(106,155)
Common stock dividends paid	(4,641)	(4,552)
FHLB advances	1,080,000	135,000
FHLB repayments	(1,172,600)	(10,000)
FRB advances	65,000	—
FRB repayments	(51)	(17,841)
Stock option exercises	26	15
Dividend reinvestment plan issuances	68	—
Net cash provided by financing activities - continuing operations	78,895	141,391
Net cash provided by financing activities - discontinued operations	—	—
Cash provided by financing activities	78,895	141,391
Net increase (decrease) in cash and due from banks	54,569	(55,356)
Cash and due from banks at beginning of period	77,274	130,548
Cash and due from banks at end of period	$131,843	$75,192

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$28,999	$4,395
Income taxes	$6,656	$575
Non-cash investing and financing activities:
Unrealized losses on securities available for sale	$(1,490)	$(42,859)
Restricted stock awards, net of forfeitures	$936	$729
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	$(5,474)	$—
Cumulative effect adjustment of change in accounting method, net of income taxes	$—	$3,542

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

On May 15, 2023, the Company sold its wholesale mortgage business operating as LenderSelect Mortgage Group (“LSMG”) to a third-party for $250 thousand in cash. The Company recorded a loss on the sale of LSMG of $553 thousand, which is reported in other noninterest income in the consolidated statements of operations for the three and six months ended June 30, 2023.

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures, which included loans held for investment and commitments to extend credit (loan commitments and stand-by letters of credit), respectively. The Company does not have any securities classified as HTM. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts are reported in accordance with previously applicable GAAP.

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

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not be placed on nonaccrual status, if the Company determines that the loans are well-secured and are in the process of collection. In accordance with ASC 326, the Company elected to exclude accrued interest from the amortized cost basis in its determination of the ACL for loans held for investment, and will instead reverse accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status.

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

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party CECL model in estimating the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan's underlying collateral. Using federal call codes also allows the Company to utilize and assess publicly-available external information when developing its estimate of the ACL. The discounted cash flow ("DCF") method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows for each individual loan and discounting them back to their present value using the loan's contractual interest rate, which is adjusted for any net deferred fees, costs, premiums, or discounts existing at the loan's origination or acquisition date (also referred to as the effective interest rate). The DCF method also considers factors such as loan term, prepayment or curtailment assumptions, and other relevant economic factors that could affect future cash flows. By discounting the cash flows, this method incorporates the time value of money and reflects the credit risk inherent in the loan.

In applying future economic forecasts, the Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. The Company considers economic forecasts of national gross domestic product and unemployment rates from the Federal Open Market Committee to inform the model for loss estimation. Historical loss rates used in the quantitative model are derived using both the Bank's and peer bank data obtained from publicly-available sources (i.e., federal call reports). The Bank's peer group utilized is comprised of financial institutions of relatively similar size (i.e., $3 - $5 billion of total assets) and in similar markets. Management also considers qualitative adjustments when estimating loan losses to take into account the model's quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and depth of management, regional and local economic trends and conditions, concentrations of credit, competition, and loan review results.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and is based on whether (1) the risk grade of the loan is substandard or worse and the balance exceeds $500,000, (2) the risk grade of the loan is special mention and the balance exceeds $1,000,000, or (3) the loan's terms differ significantly from other pooled loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan's effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan discounted for estimated costs to sell the collateral for collateral-dependent loans. If the net value applying these measures is less than the loan's amortized cost, a specific reserve is recorded in the ACL and charged-off in the period when management believes the loan balance is no longer collectible.

The Company’s allowance committee approves the key methodologies and assumptions, as well as the final ACL, on a quarterly basis. While management uses available information at the time of estimation to determine expected credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, changes in underlying facts for individually evaluated loans, and/or economic conditions. In addition, bank regulatory agencies and the Bank’s auditors periodically review its ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.

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

Collateral-dependent Loans

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

•
Commercial real estate loans may be secured by either owner occupied commercial real estate or non-owner occupied commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. Repayment is generally from the cash flows of the business occupying the property. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.

•
Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets.
•
Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.
•
Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•
Consumer loans are generally secured by automobiles, recreational vehicles and other personal property. Some consumer loans are unsecured, have no underlying collateral, and would not be considered collateral-dependent.

Acquired Loans

The Company has acquired loans through its mergers with Bay Banks of Virginia, Inc. in 2021 (the "Bay Banks Merger") and Virginia Community Bankshares, Inc. in 2019. Prior to the adoption of ASC 326, a portion of these loans were classified as purchased-credit impaired ("PCI") under ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Upon the adoption of ASC 326, the Company elected to designate its existing PCI loans as purchased credit deteriorated ("PCD") loans using the prospective transition approach. Previously established PCI loan "pools" were eliminated, and, as a result, an increase in the ACL for PCD loans of $665 thousand was recorded, and a corresponding increase in the amortized cost basis of loans held for investment was recorded. This amount represented the then-existing credit discount. The amortized cost of PCD loans post ASC 326 adoption on January 1, 2023 was $59.3 million, which includes a non-credit discount of $5.6 million that will be accreted into interest income over the remaining contractual lives of the underlying loans.

Modified Loans

ASU 2022-22 eliminated the concept of troubled debt restructurings ("TDRs") from the accounting standards for companies that have adopted ASC 326. ASU 2022-02 requires additional disclosures for certain loan modifications and disclosures of gross charge-offs by year of origination. Specifically, loan modification disclosures in periods subsequent to the adoption of ASC 326 must be made for modifications of existing loans to borrowers who were experiencing financial difficulties at the time of the modification. The modification type must include a direct change in the timing or amount of a loan's contractual cash flows. The additional disclosures are applicable to situations where there is: principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or any combination thereof.

Available for Sale ("AFS") Securities. The Company evaluates the fair value and credit quality of its AFS securities portfolio on a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS securities portfolio are security type and credit rating, which is influenced by a number of security-specific factors that may include obligor cash flow, geography, seniority, and others. If unrealized losses are related to credit quality, the Company estimates the credit-related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. Subsequent to the adoption of ASC 326, if the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, then an ACL is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. As of December 31, 2022, the Company did not have any other-than-temporarily impaired AFS securities; therefore, upon adoption of ASC 326, an ACL on AFS securities was not warranted.

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

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$59,303	$—	$(8,394)	$50,909
U.S. Treasury and agencies	72,057	—	(11,355)	60,702
Mortgage backed securities	227,961	9	(35,928)	192,042
Corporate bonds	41,414	—	(4,450)	36,964
Total investment securities	$400,735	$9	$(60,127)	$340,617

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$60,018	$—	$(9,025)	$50,993
U.S. Treasury and agencies	80,073	—	(12,911)	67,162
Mortgage backed securities	230,015	51	(33,730)	196,336
Corporate bonds	42,909	124	(3,183)	39,850
Total investment securities	$413,015	$175	$(58,849)	$354,341

As of June 30, 2023 and December 31, 2022, securities with a fair value of $178.8 million and $241.9 million, respectively, were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”). As of June 30, 2023 the Company pledged securities with $108.7 million of par value (amortized cost and fair value of $109.6 million and $90.0 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”) established by the Board of Governors of the Federal Reserve System on March 12, 2023. The BTFP was created in response to industry events to provide banks with additional liquidity via a secured line of credit collateralized by eligible pledged securities. In addition, securities with a fair value of $11.6 million and $0 were pledged as of June 30, 2023 and December 31, 2022, respectively, to secure potential borrowings from the Federal Reserve Bank of Richmond (“FRB”) Discount Window.

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$502	$502
Due after one year through five years	34,949	31,921
Due after five years through ten years	138,894	119,581
Due after ten years	226,390	188,613
Total	$400,735	$340,617

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		June 30, 2023
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	82	$2,900	$(74)	$47,119	$(8,320)	$50,019	$(8,394)
U.S. Treasury and agencies	23	—	—	60,699	(11,355)	60,699	(11,355)
Mortgage backed securities	84	5,420	(367)	178,615	(35,561)	184,035	(35,928)
Corporate bonds	33	12,895	(1,605)	15,769	(2,845)	28,664	(4,450)
Total	222	$21,215	$(2,046)	$302,202	$(58,081)	$323,417	$(60,127)

		December 31, 2022
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	82	$18,252	$(2,178)	$31,530	$(6,847)	$49,782	$(9,025)
U.S. Treasury and agencies	28	9,904	(1,039)	56,686	(11,872)	66,590	(12,911)
Mortgage backed securities	78	39,006	(3,061)	148,449	(30,669)	187,455	(33,730)
Corporate bonds	33	26,018	(2,283)	5,675	(900)	31,693	(3,183)
Total	221	$93,180	$(8,561)	$242,340	$(50,288)	$335,520	$(58,849)

The Company reviews its AFS securities portfolio for potential credit losses no less than quarterly. At June 30, 2023 and December 31, 2022, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost. As of June 30, 2023, there was no ACL against the Company's AFS securities portfolio.

Restricted equity investments consisted of stock in the FHLB (carrying value of $10.9 million and $14.7 million as of June 30, 2023 and December 31, 2022, respectively), stock in the FRB (carrying value of $6.1 million at both June 30, 2023 and December 31, 2022), and stock in the Bank’s correspondent bank (carrying value of $468 thousand at both June 30, 2023 and December 31, 2022). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including shares in other financial institutions and fintech companies, totaling $22.7 million and $23.8 million as of June 30, 2023 and December 31, 2022, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period. As no actively traded market exists for substantially all of the Company's other equity investments, fair value adjustments are determined by reviewing recent observable market transactions, such as stock or equity transactions, that are substantially similar to the Company's existing investments. Other equity investments are also periodically evaluated for impairment using information obtained either directly from the investee or from a third-party broker. If an impairment has been identified, the carrying value of the investment is written down to its estimated fair market value through a charge to earnings.
Note 4 – Loans and ACL

All loan and ACL information presented as of and for the three and six months ended June 30, 2023 is in accordance with ASC 326. All loan information presented prior to this period is presented in accordance with previously applicable GAAP. As a result, the presentation of information pre-ASC 326 and post-ASC 326 adoption will not be comparable for most disclosures.

The following table presents the amortized cost of loans held for investment, including Paycheck Protection Program ("PPP") loans, as of the dates stated.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$545,921	$590,049
Paycheck Protection Program	7,234	11,967
Real estate – construction, commercial	165,863	183,301
Real estate – construction, residential	82,199	76,599
Real estate – mortgage, commercial	879,729	864,989
Real estate – mortgage, residential	709,565	631,772
Real estate – mortgage, farmland	5,583	6,599
Consumer	62,510	47,423
Gross loans	2,458,604	2,412,699
Less: deferred loan fees, net of costs	327	(1,640)
Total	$2,458,931	$2,411,059

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $601.9 million and $436.0 million were pledged as of June 30, 2023 and December 31, 2022, respectively. Additionally, PPP loans were pledged as collateral for the FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") advances in the amount of $0 and $51 thousand as of June 30, 2023 and December 31, 2022, respectively.

The following table presents the aging of the amortized cost of loans held for investment by loan category as of the date stated.

	June 30, 2023
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$482,419	$1,654	$—	$—	$61,848	$545,921
Paycheck Protection Program	7,234	—	—	—	—	7,234
Real estate – construction, commercial	162,176	2,329	313	—	1,045	165,863
Real estate – construction, residential	80,818	727	—	—	654	82,199
Real estate – mortgage, commercial	866,968	462	1,104	—	11,195	879,729
Real estate – mortgage, residential	698,181	389	571	1,998	8,426	709,565
Real estate – mortgage, farmland	5,583	—	—	—	—	5,583
Consumer	59,530	1,370	658	405	547	62,510
Less: Deferred loan fees, net of costs	327	—	—	—	—	327
Total Loans	$2,363,236	$6,931	$2,646	$2,403	$83,715	$2,458,931

The following table presents the amortized cost of nonaccrual loans held for investment by loan category as of the date stated.

	June 30, 2023
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$27	$61,821	$61,848
Real estate – construction, commercial	—	1,045	1,045
Real estate – construction, residential	—	654	654
Real estate – mortgage, commercial	10,102	1,093	11,195
Real estate – mortgage, residential	879	7,547	8,426
Consumer	1	546	547
Total	$11,009	$72,706	$83,715

Nonaccrual loans increased $73.4 million to $83.7 million as of June 30, 2023 from $10.3 million as of December 31, 2022. Of this increase, $37.3 million was due to one commercial and industrial loan that was placed on nonaccrual status in the second quarter of 2023, discussed further in the modified loans section below.

The Company recognized $0 and $89 thousand of interest income from nonaccrual loans during the three and six months ended June 30, 2023, respectively.

Credit Quality Indicators

The Company categorizes loans held for investment into risk categories based on relevant information about the expected ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. Management considers loan risk grades to be the best indication of credit quality of its portfolio of loans held for investment. The Company uses the following definitions for loan risk grades and periodically evaluates the appropriateness of these grades across its loan portfolio. Bank regulatory agencies periodically review the Company's loan portfolio, including loan risk grades. Loan risk grades as determined by management may be changed by regulators, based on their judgment of the facts at the time of review.

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

Risk Grade 8 – Doubtful: Loans classified doubtful have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the Bank's position, which can include, but not limited to (1) an injection of capital, (2) alternative financing, and (3) liquidation of assets or the pledging of additional collateral. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off against the allowance for credit losses.

Risk Grade 9 – Loss: Loans classified loss are considered uncollectable and of such little value that their continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer charging off the worthless loan, even though partial recovery may be effected in the future. Probable loss portions of doubtful loans are charged off promptly against the allowance for credit losses.

The following table presents the amortized cost of loans held for investment by internal loan risk grade by year of origination as of June 30, 2023. Also presented are current period gross charge-offs by loan type for the six months ended June 30, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$36,665	$131,441	$44,931	$31,890	$12,814	$17,085	$135,331	$410,157
Risk Grades 5 - 6	28,363	1,904	9,964	6,793	450	1,827	17,375	66,676
Risk Grade 7	—	55,429	2,172	3,253	870	44	1,567	63,335
Risk Grade 8	—	5,338	36	—	—	—	379	5,753
Total	65,028	194,112	57,103	41,936	14,134	18,956	154,652	545,921
Current period gross charge-offs	—	198	39	—	625	9	7,224	8,095

Paycheck Protection Program
Risk Grades 1 - 4	—	—	7,234	—	—	—	—	7,234
Total	—	—	7,234	—	—	—	—	7,234

Real estate – construction, commercial
Risk Grades 1 - 4	4,684	56,296	46,538	16,193	2,345	8,865	10,820	145,741
Risk Grades 5 - 6	—	6,464	6,252	532	—	840	5,792	19,880
Risk Grade 7	—	—	—	—	—	242	—	242
Total	4,684	62,760	52,790	16,725	2,345	9,947	16,612	165,863
Current period gross charge-offs	—	—	—	—	—	28	—	28

Real estate – construction, residential
Risk Grades 1 - 4	27,215	39,151	7,998	347	1,194	71	2,046	78,022
Risk Grades 5 - 6	—	2,278	473	585	—	—	240	3,576
Risk Grade 7	21	580	—	—	—	—	—	601
Total	27,236	42,009	8,471	932	1,194	71	2,286	82,199

Real estate – mortgage, commercial
Risk Grades 1 - 4	29,516	268,410	113,715	153,897	44,080	144,333	11,689	765,640
Risk Grades 5 - 6	—	25,746	4,757	16,870	13,304	31,823	4,042	96,542
Risk Grade 7	—	—	6,307	2,180	131	8,831	98	17,547
Total	29,516	294,156	124,779	172,947	57,515	184,987	15,829	879,729

Real estate – mortgage, residential
Risk Grades 1 - 4	50,358	204,528	117,255	71,731	29,032	146,643	57,415	676,962
Risk Grades 5 - 6	35	8,570	24	1,605	2,482	6,475	1,189	20,380
Risk Grade 7	—	650	2,287	1,934	611	6,417	324	12,223
Total	50,393	213,748	119,566	75,270	32,125	159,535	58,928	709,565
Current period gross charge-offs	—	744	—	498	—	14	—	1,256

Real estate – mortgage, farmland
Risk Grades 1 - 4	—	729	1,424	—	1,549	1,624	211	5,537
Risk Grades 5 - 6	—	—	—	—	—	—	46	46
Total	—	729	1,424	—	1,549	1,624	257	5,583

Consumer
Risk Grades 1 - 4	23,641	17,070	4,779	3,875	1,854	970	9,043	61,232
Risk Grades 5 - 6	56	54	11	71	4	444	30	670
Risk Grade 7	15	159	125	118	85	106	—	608
Total	23,712	17,283	4,915	4,064	1,943	1,520	9,073	62,510
Current period gross charge-offs	571	156	131	23	41	27	1	950

Total Loans
Risk Grades 1 - 4	$172,079	$717,625	$343,874	$277,933	$92,868	$319,591	$226,555	$2,150,525
Risk Grades 5 - 6	28,454	45,016	21,481	26,456	16,240	41,409	28,714	207,770
Risk Grade 7	36	56,818	10,891	7,485	1,697	15,640	1,989	94,556
Risk Grade 8	—	5,338	36	—	—	—	379	5,753
Total	$200,569	$824,797	$376,282	$311,874	$110,805	$376,640	$257,637	$2,458,604
Total current period gross charge-offs	$571	$1,098	$170	$521	$666	$78	$7,225	$10,329

The table above includes one $5.3 million commercial and industrial loan classified as doubtful (risk grade 8) as of June 30, 2023, which was fully reserved as of the same date. There were no loans classified as loss (risk grade 9) as of June 30, 2023.

The following table presents an analysis of the change in the ACL by major loan segment for the period stated. Loan segments are presented as either commercial or consumer as follows:

•
Commercial – Commercial and industrial; PPP; real estate – construction, commercial; real estate – mortgage, commercial; and real estate – mortgage, farmland;
•
Consumer – real estate – construction, residential; real estate – mortgage, residential; and consumer.

	For the three months ended June 30, 2023
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$21,279	$8,695	$29,974
Charge-offs	(7,326)	(1,694)	(9,020)
Recoveries	887	126	1,013
Net charge-offs	(6,439)	(1,568)	(8,007)
Provision for credit losses - loans	19,524	1,576	21,100
Balance, end of period	$34,364	$8,703	$43,067

	For the six months ended June 30, 2023
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$19,269	$3,670	$22,939
Impact of ASC 326 adoption	(470)	4,492	4,022
Charge-offs	(8,125)	(2,204)	(10,329)
Recoveries	1,005	230	1,235
Net charge-offs	(7,120)	(1,974)	(9,094)
Provision for credit losses - loans	22,685	2,515	25,200
Balance, end of period	$34,364	$8,703	$43,067

The increase in the ACL during the six months ended June 30, 2023 was primarily attributable to specific reserve needs of $14.1 million for a portfolio of specialty finance loans (classified as commercial and industrial loans) and $4.0 million due to the adoption of ASC 326 effective January 1, 2023. Of the $9.0 million and $10.3 million in gross loan charge-offs for the three and six months ended June 30, 2023, respectively, $7.0 million was attributable to one commercial and industrial loan that was fully charged-off in the second quarter of 2023.

Other than the aforementioned, there were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for credit losses for loans held for investment as of and for the six months ended June 30, 2023.

The following table presents the amortized cost of collateral-dependent loans as of the date stated.

(Dollars in thousands)	June 30, 2023
Commercial and industrial	$94,743
Real estate – construction, commercial	5,792
Real estate – construction, residential	1,646
Real estate – mortgage, commercial	17,403
Real estate – mortgage, residential	1,735
Total collateral-dependent loans	$121,319

Acquired Loans

As of June 30, 2023, the amortized cost of PCD loans totaled $57.1 million with an estimated ACL of $601 thousand. The remaining non-credit discount on PCD loans was $5.0 million as of June 30, 2023.

Modified Loans

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts.

The following table presents information on modified loans as of the date stated.

	June 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost	Amortized Cost of Modified Loans to Gross Loans by Category	Financial Effect
Modification - term extension and forbearance
Commercial and industrial	1	37,250	6.82%	See Note (1)
Real estate – mortgage, commercial	2	6,288	0.71%	Forbearance agreements
Modification - interest-only
Real estate – mortgage, commercial	1	3,051	0.35%	Interest-only payments for six months
Modification - term extension and interest-only
Real estate – mortgage, commercial	1	287	0.03%	Term extension and interest-only payments for six months
Total	5	$46,876	1.91%

(1) This $37.3 million loan was modified via a forbearance agreement in the second quarter of 2023 under which the borrower defaulted in this same period. The Company received cash payments of $4.5 million in the six months ended June 30, 2023 for interest. This loan is collateral-dependent, is on nonaccrual status, and has a specific reserve of $8.0 million as of June 30, 2023.

The following table presents an aging analysis of the amortized cost of loans modified in the preceding 12 months as of the date stated.

	June 30, 2023
	Payment Status (Amortized Cost)
(Dollars in thousands)	Current Loans	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$—	$—	$—	$37,250	$37,250
Real estate – mortgage, commercial	—	—	—	9,626	9,626
Total modified loans	$—	$—	$—	$46,876	$46,876

None of the loans in the table above, other than the $37.3 million commercial and industrial loan on nonaccrual, had a payment default during the six months ended June 30, 2023.

Six residential mortgage loans with a total amortized cost of $645 thousand were in the process of foreclosure as of June 30, 2023, compared to none as of December 31, 2022.

Pre-ASC 326 Adoption Disclosures

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following disclosures are presented under this previously applicable GAAP for the applicable prior periods.

The following table presents the aging of the amortized cost of loans held for investment as of the date stated.

	December 31, 2022
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Total Loans
Commercial and industrial	$585,487	$488	$279	$—	$2,314	$3,081	$1,481	$590,049
Paycheck Protection Program	11,967	—	—	—	—	—	—	11,967
Real estate – construction, commercial	181,432	1,136	19	—	714	1,869	—	183,301
Real estate – construction, residential	73,972	1,416	1,204	—	—	2,620	7	76,599
Real estate – mortgage, commercial	799,378	6,199	297	6,234	1,658	14,388	51,223	864,989
Real estate – mortgage, residential	614,178	4,544	231	1,998	5,143	11,916	5,678	631,772
Real estate – mortgage, farmland	6,524	—	75	—	—	75	—	6,599
Consumer	45,461	880	200	28	495	1,603	359	47,423
Less: deferred loan fees, net of costs	(1,640)	—	—	—	—	—	—	(1,640)
Total Loans	$2,316,759	$14,663	$2,305	$8,260	$10,324	$35,552	$58,748	$2,411,059

The following table presents the aging of the amortized cost of PCI loans as of the date stated.

	December 31, 2022
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Total Loans
Commercial and industrial	$1,481	$—	$—	$1,481
Real estate – construction, commercial	7	—	—	7
Real estate – mortgage, commercial	51,223	—	—	51,223
Real estate – mortgage, residential	5,324	354	—	5,678
Consumer	359	—	—	359
Total PCI Loans	$58,394	$354	$—	$58,748

The following table presents the outstanding principal balance and related recorded investment of acquired loans included in the consolidated balance sheet as of the date stated.

(Dollars in thousands)	December 31, 2022
PCI loans
Outstanding principal balance	$64,911
Recorded investment	58,748
Purchased performing loans
Outstanding principal balance	513,461
Recorded investment	511,752
Total acquired loans
Outstanding principal balance	578,372
Recorded investment	570,500

The following table presents the changes in accretable yield for PCI loans for the periods stated.

(Dollars in thousands)	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Balance, beginning of period	$13,337	$16,849
Accretion	(1,750)	(5,262)
Reclassification of nonaccretable difference due to improvement in expected cash flows	2,515	2,515
Other changes, net	(1,157)	(1,157)
Balance, end of period	$12,945	$12,945

The following table presents a summary of the loan portfolio individually and collectively evaluated for impairment as of the date stated.

	December 31, 2022
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$1,481	$1,481	$—
Real estate – construction, commercial	—	7	7	—
Real estate – mortgage, commercial	—	51,223	51,223	3
Real estate – mortgage, residential	—	5,678	5,678	—
Consumer	—	359	359	—
Total PCI loans	—	58,748	58,748	3
Originated and purchased performing loans:
Commercial and industrial	39,247	549,321	588,568	15,272
Real estate – construction, commercial	521	182,773	183,294	1,637
Real estate – construction, residential	—	76,599	76,599	628
Real estate – mortgage, commercial	4,567	809,199	813,766	2,353
Real estate – mortgage, residential	835	625,259	626,094	1,760
Real estate – mortgage, farmland	—	6,599	6,599	4
Consumer	—	47,064	47,064	1,282
Total originated and purchased performing loans	45,170	2,296,814	2,341,984	22,936
Gross loans	45,170	2,355,562	2,400,732	22,939
Less: deferred loan fees, net of costs	—	—	(1,640)	—
Total	$45,170	$2,355,562	$2,399,092	$22,939

The table above excludes PPP loans of $12.0 million as of December 31, 2022. PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses for these loans.

The following tables present information related to impaired loans held for investment by loan type as of and for the dates stated.

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$1,309	$1,289	$—
Real estate – construction, commercial	521	521	—
Real estate – mortgage, commercial	4,438	4,404	—
Real estate – mortgage, residential	835	834	—
With an allowance recorded:
Commercial and industrial	$37,938	$37,911	$3,178
Real estate – mortgage, commercial	129	126	1
Total	$45,170	$45,085	$3,179

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$6,203	$12	$5,754	$74
Real estate – construction, commercial	521	8	523	8
Real estate – mortgage, commercial	6,254	100	9,067	148
Real estate – mortgage, residential	1,441	3	1,392	17
With an allowance recorded:
Commercial and industrial	$6,619	$33	$4,955	$33
Real estate – mortgage, commercial	3,570	2	1,829	2
Real estate – mortgage, residential	58	5	59	5
Total	$24,666	$163	$23,579	$287

Impaired loans also include TDRs, and as of December 31, 2022, there were 11 TDRs totaling $1.1 million.

The following table presents the analysis of the change in the allowance for loan losses by loan type for the period stated.

(Dollars in thousands)	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Allowance for loan losses, beginning of period	$12,013	$12,121
Charge-offs
Commercial and industrial	(1,383)	(3,746)
Real estate – construction	—	(123)
Real estate – mortgage	(1,079)	(1,093)
Consumer	(329)	(605)
Total charge-offs	(2,791)	(5,567)
Recoveries
Commercial and industrial	2	37
Real estate – construction	4	16
Real estate – mortgage	387	391
Consumer	133	250
Total recoveries	526	694
Net charge-offs	(2,265)	(4,873)
Provision for loan losses	7,494	9,994
Allowance for loan losses, end of period	$17,242	$17,242

The following table presents the amortized cost of loans held for investment by internal loan risk grade as of the date stated.

	December 31, 2022
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,369	$—	$112	$—	$1,481
Real estate – construction, commercial	—	—	—	7	—	—	—	7
Real estate – mortgage, commercial	—	—	—	22,778	26,059	1,700	686	51,223
Real estate – mortgage residential	—	—	—	1,453	1,985	—	2,240	5,678
Consumer	—	—	—	—	353	—	6	359
Total PCI loans	—	—	—	25,607	28,397	1,812	2,932	58,748
Originated and purchased performing loans:
Commercial and industrial	318	885	193,144	312,278	38,552	2,834	40,557	588,568
Paycheck Protection Program	11,967	—	—	—	—	—	—	11,967
Real estate – construction, commercial	—	361	14,223	156,027	8,504	3,365	814	183,294
Real estate – construction, residential	—	—	3,110	72,327	1,162	—	—	76,599
Real estate – mortgage, commercial	—	2,330	187,648	561,554	54,352	2,048	5,834	813,766
Real estate – mortgage residential	—	7,311	233,697	365,511	11,858	—	7,717	626,094
Real estate – mortgage, farmland	549	—	1,315	4,609	126	—	—	6,599
Consumer	197	—	21,330	24,731	256	—	550	47,064
Total originated and purchased performing loans	13,031	10,887	654,467	1,497,037	114,810	8,247	55,472	2,353,951
Gross loans	$13,031	$10,887	$654,467	$1,522,644	$143,207	$10,059	$58,404	$2,412,699
Less: deferred loan fees, net of costs								(1,640)
Total								$2,411,059

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

As of June 30, 2023 and December 31, 2022, the Company's goodwill totaled $26.8 million.

The following table presents information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	June 30, 2023
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(4,977)	$4,649
Other amortizable intangibles	3,318	(2,042)	1,276
Total	$12,944	$(7,019)	$5,925

	December 31, 2022
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(4,330)	$5,296
Other amortizable intangibles	3,282	(1,995)	1,287
Total	$12,908	$(6,325)	$6,583

Included in other amortizable intangibles were loan servicing assets of $1.3 million and $876 thousand at June 30, 2023 and December 31, 2022, respectively, related to the servicing of the government guaranteed portion of certain loans that the Company has sold. Loan servicing assets of $405 thousand were added during the six months ended June 30, 2023. The amortization of these intangibles is included in interest and fees on loans in the consolidated statements of operations totaled ($113 thousand) and $96 thousand for the three months ended June 30, 2023 and 2022, respectively, and $4 thousand and $134 thousand for the six months ended June 30, 2023 and June 30, 2022, respectively.

The Company retains servicing rights on residential mortgages originated and sold into the secondary market. The fair value of MSR assets was $28.2 million and $29.0 million as of June 30, 2023 and December 31, 2022, respectively.

Note 6 – Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by pledged qualifying real estate loans and securities. At June 30, 2023 and December 31, 2022, based on pledged collateral, the line totaled $572.7 million and $525.1 million, respectively. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $219.1 million and $311.7 million at June 30, 2023 and December 31, 2022, respectively. FHLB borrowings required the Bank to hold $10.9 million and $14.7 million of FHLB stock at June 30, 2023 and December 31, 2022, respectively, which is included in restricted equity investments on the consolidated balance sheets. The Bank also has letters of credit issued by the FHLB in the amount of $67.6 million as of June 30, 2023 for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $286.0 million as of June 30, 2023.

The following table presents information regarding FHLB advances outstanding as of the date stated.

	June 30, 2023
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed Rate Credit	$50,000	3/15/2023	4.07%	3/15/2027
Fixed Rate Credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed Rate Credit	50,000	5/4/2023	3.52%	5/4/2028
Daily Rate Credit	69,100	5/8/2023	5.32%	5/8/2024
Total FHLB borrowings	$219,100

FRB Borrowings

Advances under the BTFP are up to a one-year term and are priced at the one-year overnight index swap rate plus 10 basis points, which is fixed for the term on the advance date. Advances can be repaid at any time without penalty. As of June 30, 2023, the Company had an immediately available line through the BTFP of $100.5 million, of which the Company had drawn one advance for $65.0 million, maturing May 10, 2024, with a fixed interest rate of 4.74%. As of June 30, 2023, availability through the FRB Discount Window was $11.1 million. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings through the FRB Discount Window.

Other Borrowings

The Company had unsecured lines of credit with correspondent banks, which totaled $28.0 million as of both June 30, 2023 and December 31, 2022. These lines bear interest at the prevailing rates for such loans and are cancellable any time by the correspondent bank. As of June 30, 2023 and December 31, 2022, none of these lines of credit with correspondent banks were drawn upon.

The Company had $39.9 million of subordinated notes, net, outstanding as of both June 30, 2023 and December 31, 2022. The Company's subordinated notes are comprised of an issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). As of June 30, 2023, the net carrying amount of the 2029 Notes was $25.1 million, inclusive of a $629 thousand purchase accounting adjustment (premium). For the three months ended June 30, 2023 and 2022, the effective interest rate on the 2029 Notes was 4.99% and 4.94%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). For the six months ended June 30, 2023 and 2022, the effective interest rate on the 2029 Notes was 5.04% and 5.01%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). As of June 30, 2023, the net carrying amount of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.8 million. For the three and six months ended June 30, 2023 and 2022, the effective interest rate on the 2030 Note was 6.10%.

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

The following tables present the notional and fair value of interest rate swap agreements as of the dates stated.

	June 30, 2023
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$1,974	$(95)
Pay fixed/receive variable swaps	1,974	95

	December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,178	$(95)
Pay fixed/receive variable swaps	2,178	95

As part of its efforts to sell originated government guaranteed and conventional residential mortgages into the secondary market, the Bank had entered into $9.0 million and $11.7 million of rate lock commitments with borrowers, net of expected fallout, as of June 30, 2023 and December 31, 2022, respectively. Additionally, $10.2 million and $12.8 million of closed loan inventory waiting for sale were hedged by $16.0 million and $21.5 million in forward to-be-announced mortgage-backed securities as of June 30, 2023 and December 31, 2022, respectively. Mortgage derivative assets totaled $305 thousand and $112 thousand as of June 30, 2023 and December 31, 2022, respectively, and mortgage derivative liabilities were $0 thousand and $24 thousand as of June 30, 2023 and December 31, 2022, respectively. Mortgage derivative assets and liabilities are included in other assets and other liabilities, respectively, in the consolidated balance sheets.

Note 8 – Stock-Based Compensation

The Company grants time-based restricted stock awards (“time-based RSAs”) to employees and directors under the Blue Ridge Bankshares, Inc. 2023 Stock Incentive Plan, which was approved by shareholders at the Company’s 2023 annual meeting of shareholders on June 14, 2023 and replaced the Company’s prior stock-based compensation plan, the Blue Ridge Bankshares, Inc. Equity Incentive Plan, effective such date. Time-based RSAs are considered fixed awards as the number of shares and fair value are both known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. Beginning in 2022, the Company began granting performance-based restricted stock awards (“PSAs”) to employees, in addition to time-based RSAs. PSAs vest at the end of a three-year period contingent on the Company's achievement of financial goals and are being expensed on a straight-line basis over the same period with adjustments periodically based on projected achievement of the performance target, which may change the number of PSA shares that will ultimately vest. Time-based RSAs carry voting and dividend rights, while PSAs carry voting rights and are subject to deferred dividend payout restrictions.

Compensation expense recognized in the consolidated statements of operations related to time-based RSAs and PSAs, net of forfeitures, was $457 thousand and $936 thousand for the three and six months ended June 30, 2023, respectively, and was $374 thousand and $729 thousand for the three and six months ended June 30, 2022, respectively. During the six months ended June 30, 2023, no grants of time-based RSAs or PSAs were made, while forfeitures relating to 26,841 shares of the Company's common stock resulted due to employee terminations. As of June 30, 2023, time-based RSAs and PSAs relating to 281,523 shares of the Company's common stock were outstanding, and unrecognized compensation expense related to these awards totaled $1.7 million.

During the first six months of 2023, stock options relating to 3,750 shares were exercised and stock options relating to 1,875 shares expired, resulting in stock options relating to 47,049 shares remaining outstanding as of June 30, 2023. These options were assumed by the Company in connection with the Bay Banks Merger and expire between March 2024 and December 2029.

Note 9 – Leases

The Company’s long-term lease agreements are classified as operating leases and consist primarily of real estate for retail branches and office space. Certain of these leases offer the option to extend the lease term and such extensions are included in the calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases as of the dates and for the periods stated.

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$526	$654	$1,241	$1,210
Total lease cost	526	654	1,241	1,210
Cash paid for amounts included in the measurement of lease liabilities	546	341	1,145	1,077

(Dollars in thousands)	June 30, 2023	December 31, 2022
Right-of-use assets	$5,744	$6,903
Lease liabilities	$6,765	$7,860
Weighted average remaining lease term (years)	5.76	5.85
Weighted average discount rate	2.41%	2.40%

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

(Dollars in thousands)	June 30, 2023
Six months ending December 31, 2023	$889
Twelve months ending December 31, 2024	1,445
Twelve months ending December 31, 2025	1,116
Twelve months ending December 31, 2026	1,049
Twelve months ending December 31, 2027	963
Thereafter	1,771
Total undiscounted cash flows	7,233
Discount	(468)
Lease liabilities	$6,765

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

The Company has interest rate swap assets and liabilities associated with certain customer commercial loans. The interest rate swap asset with the customer is offset with an equal swap agreement with a highly rated third-party financial institution (i.e., “back-to-back”). Both the interest rate swap assets and liabilities are free-standing derivatives and are recorded at fair value utilizing Level 2 inputs.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	June 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$50,909	$—	$50,909	$—
U.S. Treasury and agencies	60,702	—	60,702	—
Mortgage backed securities	192,042	—	184,598	7,444
Corporate bonds	36,964	—	28,665	8,299
Total securities available for sale	$340,617	$—	$324,874	$15,743
Other assets
MSR assets	$28,246	$—	$—	$28,246
Rabbi trust assets	584	584	—	—
Mortgage derivative asset	305	—	305	—
Interest rate swap asset	95	—	95	—
Other liabilities
Interest rate swap liability	$95	$—	$95	$—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$50,993	$—	$50,993	$—
U.S. Treasury and agencies	67,162	—	67,162	—
Mortgage backed securities	196,336	—	188,719	7,617
Corporate bonds	39,850	—	35,561	4,289
Total securities available for sale	$354,341	$—	$342,435	$11,906
Other assets
MSR assets	$28,991	$—	$—	$28,991
Rabbi trust assets	584	584	—	—
Mortgage derivative asset	112	—	112	—
Interest rate swap asset	95	—	95	—
Other liabilities
Mortgage derivative liability	$24	$—	$24	$—
Interest rate swap liability	95	—	95	—

The following table presents the change in corporate bonds and mortgage backed securities using Level 3 inputs for the periods stated.

(Dollars in thousands)	Corporate Bonds	Mortgage Backed Securities
Balance as of December 31, 2022	$4,289	$7,617
Transfers from Level 2 to Level 3	4,000	—
Fair value adjustments	10	(173)
Balance as of June 30, 2023	$8,299	$7,444

As of June 30, 2023, 11 corporate bonds totaling $8.3 million and six mortgage backed securities totaling $7.4 million were reported at their respective amortized cost and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments. The $4.0 million transfer from Level 2 to Level 3 inputs for corporate bonds in the first six months of 2023 was attributable to one security for which a fair value could not be obtained as of June 30, 2023.

Mortgage Servicing Rights

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of June 30, 2023 and December 31, 2022, the Company was servicing approximately $2.15 billion and $2.16 billion of loans, respectively. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and utilizing assumed servicing costs and prepayment speeds. The weighted average net servicing fee income of the portfolio was 28.3 basis points as of June 30, 2023. Estimated base annual servicing costs were $75.00 to $85.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 8.06% as of June 30, 2023. A base discount rate of 9.50% to 11.50% (9.92% weighted average discount rate) was then applied to each pool’s projected future cash flows as of June 30, 2023. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

The following table presents the change in MSR assets as of the dates and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance as of December 31, 2022	$28,991
Additions	619
Fair value adjustments	(1,364)
Balance as of June 30, 2023	$28,246

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

Collateral-dependent Loans

Collateral-dependent loans with specific reserves are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. Collateral may be in the form of real estate, securities, or business assets, including equipment, inventory, and accounts receivable. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of operations.

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market (i.e., loans held for sale) are carried at estimated market value in the aggregate. Changes in fair value are recognized in residential mortgage banking income, including MSRs, on the consolidated statements of operations (Level 2).

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	June 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$22,693	$—	$22,693	$—
Collateral-dependent loans	78,311	—	—	78,311
Loans held for sale	64,102	—	64,102	—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$23,776	$—	$23,776	$—
Impaired loans - Pre-ASC 326	34,888	—	—	34,888
Loans held for sale	69,534	—	69,534	—
OREO	195	—	—	195

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of June 30, 2023	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	78,311	Selling Costs	7%

(Dollars in thousands)	Balance as of December 31, 2022	Unobservable Input	Range
Impaired loans - Pre-ASC 326
Discounted appraised value technique	34,743	Selling Costs	7% - 10%
Discounted cash flows technique	145	Discount Rate	4% - 11%
OREO
Discounted appraised value technique	195	Selling Costs	7%

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

	June 30, 2023
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$131,843	$131,843	$131,843	$—	$—
Federal funds sold	2,492	2,492	2,492	—	—
Securities available for sale	340,617	340,617	—	324,874	15,743
Restricted equity investments	17,538	17,538	—	17,538	—
Other equity investments	22,693	22,693	—	22,693	—
Other investments	27,157	27,157	—	—	27,157
PPP loans receivable, net	7,234	7,234	—	—	7,234
Loans held for investment, net	2,408,630	2,329,532	—	—	2,329,532
Accrued interest receivable	15,474	15,474	—	15,474	—
Bank owned life insurance	47,828	47,828	—	47,828	—
MSR assets	28,246	28,246	—	—	28,246
Financial Liabilities
Noninterest-bearing demand deposits	$575,989	$575,989	$575,989	$—	$—
Interest-bearing demand and money market deposits	1,293,754	1,293,754	—	1,293,754	—
Savings deposits	131,332	131,332	—	131,332
Time deposits	612,019	608,923	—	—	608,923
FHLB borrowings	219,100	223,296	—	223,296	—
FRB borrowings	65,000	65,000	—	65,000	—
Subordinated notes, net	39,888	37,094	—	—	37,094

	December 31, 2022
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,274	$77,274	$77,274	$—	$—
Federal funds sold	1,426	1,426	1,426	—	—
Securities available for sale	354,341	354,341	—	342,435	11,906
Restricted equity investments	21,257	21,257	—	21,257	—
Other equity investments	23,776	23,776	—	23,776	—
Other investments	24,672	24,672	—	—	24,672
PPP loans receivable, net	11,967	11,967	—	—	11,967
Loans held for investment, net	2,376,153	2,321,042	—	—	2,321,042
Accrued interest receivable	12,393	12,393	—	12,393	—
Bank owned life insurance	47,245	47,245	—	47,245	—
MSR assets	28,991	28,991	—	—	28,991
Financial Liabilities
Noninterest-bearing demand deposits	$640,101	$640,101	$640,101	$—	$—
Interest-bearing demand and money market deposits	1,318,799	1,318,799	—	1,318,799	—
Savings deposits	151,646	151,646	—	151,646	—
Time deposits	391,961	352,294	—	—	352,294
FHLB borrowings	311,700	311,700	—	311,700	—
FRB borrowings	51	51	—	51	—
Subordinated notes, net	39,920	37,689	—	—	37,689

Note 11 – Minimum Regulatory Capital Requirements

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by regulators regarding components, risk weightings, and other factors.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2023 and December 31, 2022, the Bank met the capital requirements to be classified as well capitalized.

As previously noted, the Company adopted CECL effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment at adoption to retained earnings (“CECL Transitional Amount”) over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital will be 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The CECL Transitional Amount was $5.5 million, of which $1.4 million reduced the regulatory capital amounts and capital ratios as of June 30, 2023.

	June 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$298,815	10.77%	$291,324	10.50%	$277,451	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$257,195	9.27%	$235,831	8.50%	$221,959	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$257,195	9.27%	$194,214	7.00%	$180,342	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$257,195	7.86%	$130,888	4.00%	$163,610	5.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$303,876	11.22%	$284,376	10.50%	$270,834	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.31%	$230,122	8.50%	$216,586	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.31%	$189,513	7.00%	$175,976	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$279,125	9.25%	$120,703	4.00%	$150,878	5.00%

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2023 and December 31, 2022, the Company had outstanding loan commitments of $679.1 million and $736.1 million, respectively.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2023 and December 31, 2022, commitments under outstanding financial stand-by letters of credit totaled $29.5 million and $29.8 million, respectively. The credit risk of issuing financial stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Upon the adoption of ASC 326 on January 1, 2023, the Company recorded an increase in its reserve for unfunded commitments of $3.7 million. Most of this increase was attributable to higher funding assumptions of the underlying credit commitments, based on industry data available. For the three and six months ended June 30, 2023, the Company recorded a reduction in the provision for credit losses for unfunded commitments of $600 thousand and $1.0 million, respectively, which was primarily attributable to lower balances of loan commitments. As of June 30, 2023, the reserve for unfunded commitments was $4.5 million compared to $1.8 million as of December 31, 2022.

The Company invests in various partnerships, limited liability companies, and SBIC funds. Pursuant to these investments, the Company commits to an investment amount to be fulfilled in future periods. At June 30, 2023, the Company had future commitments outstanding totaling $17.9 million related to these investments.

Note 13 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS") and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and PSAs. For the three and six months ended June 30, 2023, all outstanding stock options and PSAs of the Company’s common stock were considered anti-dilutive and excluded from the computation of diluted EPS, due to the net loss in the same respective periods. For the three and six months ended June 30, 2022, no stock options for the Company's common stock were considered anti-dilutive and excluded from the computation of diluted EPS, and there were no outstanding PSAs during these periods.

	For the three months ended		For the six months ended
(Dollars in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted average common shares outstanding, basic	18,850,625	18,766,542	18,853,553	18,769,384
Effect of dilutive securities	—	11,666	—	14,502
Weighted average common shares outstanding, dilutive	18,850,625	18,778,208	18,853,553	18,783,886

Net (loss) income:
Net (loss) income from continuing operations	(19,464)	$1,118	$(17,860)	$18,538
Net income from discontinued operations	—	—	—	337
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	(1)
Net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(19,464)	$1,118	$(17,860)	$18,874

Basic and diluted (loss) earnings per share:
(Loss) earnings per share from continuing operations	$(1.03)	$0.06	$(0.95)	$0.99
(Loss) earnings per share from discontinued operations	—	—	—	0.02
(Loss) earnings per share attributable to Blue Ridge Bankshares, Inc.	$(1.03)	$0.06	$(0.95)	$1.01

Note 14 – Business Segments

The Company has three reportable business segments: commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general banking activities to its customers. It is distinct from the Company's mortgage banking division, which concentrates on individual mortgage lending and sales activities. Activities at the holding company (or parent level) are primarily associated with investments, borrowings, and certain noninterest expenses.

The following tables present statement of operations items and assets by segment as of the dates and for the periods stated.

	As of and for the three months ended June 30, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$38,553	$415	$5	$—	$38,973
Interest expense	17,853	170	547	—	18,570
Net interest income	20,700	245	(542)	—	20,403
Provision for credit losses	20,500	—	—	—	20,500
Net interest income after provision for credit losses	200	245	(542)	—	(97)
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	712	3,583	—	—	4,295
Gain on sale of guaranteed government loans	2,384	—	—	—	2,384
Service charges on deposit accounts	349	—	—	—	349
Increase in cash surrender value of bank owned life insurance	292	—	—	—	292
Other income	2,797	—	(282)	(99)	2,416
Total noninterest income	6,534	3,583	(282)	(99)	9,736
NONINTEREST EXPENSE
Salaries and employee benefits	12,233	2,285	—	—	14,518
Other operating expenses	15,917	1,392	2,324	(99)	19,534
Total noninterest expense	28,150	3,677	2,324	(99)	34,052
(Loss) income from continuing operations before income tax expense	(21,416)	151	(3,148)	—	(24,413)
Income tax (benefit) expense	(4,322)	34	(661)	—	(4,949)
Net (loss) income	$(17,094)	$117	$(2,487)	$—	$(19,464)
Total assets as of June 30, 2023	$3,141,817	$41,124	$273,280	$(241,797)	$3,214,424

	As of and for the three months ended June 30, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$25,725	$337	$181	$—	$26,243
Interest expense	1,402	93	658	—	2,153
Net interest income	24,323	244	(477)	—	24,090
Provision for credit losses	7,494	—	—	—	7,494
Net interest income after provision for credit losses	16,829	244	(477)	—	16,596
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	(25)	5,985	—	—	5,960
Gain on sale of guaranteed government loans	1,538		—	—	1,538
Service charges on deposit accounts	327	—	—	—	327
Increase in cash surrender value of bank owned life insurance	276	—	—	—	276
Other income	2,457	—	(173)	(195)	2,089
Total noninterest income	4,573	5,985	(173)	(195)	10,190
NONINTEREST EXPENSE
Salaries and employee benefits	10,916	4,957	—	—	15,873
Other operating expenses	8,506	761	381	(195)	9,453
Total noninterest expense	19,422	5,718	381	(195)	25,326
Income (loss) from continuing operations before income tax expense	1,980	511	(1,031)	—	1,460
Income tax expense (benefit)	389	108	(155)	—	342
Net income (loss) from continuing operations	$1,591	$403	$(876)	$—	$1,118
Total assets as of June 30, 2022	$2,712,209	$55,335	$316,891	$(284,792)	$2,799,643

	As of and for the six months ended June 30, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$81,295	$720	$11	$—	$82,026
Interest expense	32,855	309	1,100	—	34,264
Net interest income	48,440	411	(1,089)	—	47,762
Provision for credit losses	24,200	—	—	—	24,200
Net interest income after provision for credit losses	24,240	411	(1,089)	—	23,562
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	642	4,956	—	—	5,598
Gain on sale of guaranteed government loans	4,793	—	—	—	4,793
Service charges on deposit accounts	692	—	—	—	692
Increase in cash surrender value of bank owned life insurance	574	—	—	—	574
Other income	5,885	—	(325)	(198)	5,362
Total noninterest income	12,586	4,956	(325)	(198)	17,019
NONINTEREST EXPENSE
Salaries and employee benefits	24,861	4,946	—	—	29,807
Other operating expenses	27,127	2,877	3,286	(198)	33,092
Total noninterest expense	51,988	7,823	3,286	(198)	62,899
Loss from continuing operations before income tax expense	(15,162)	(2,456)	(4,700)	—	(22,318)
Income tax benefit	(2,922)	(549)	(987)	—	(4,458)
Net loss	$(12,240)	$(1,907)	$(3,713)	$—	$(17,860)
Total assets as of June 30, 2023	$3,141,817	$41,124	$273,280	$(241,797)	$3,214,424

	As of and for the six months ended June 30, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$50,908	$928	$209	$—	$52,045
Interest expense	2,948	128	1,211	—	4,287
Net interest income	47,960	800	(1,002)	—	47,758
Provision for credit losses	9,994	—	—	—	9,994
Net interest income after provision for credit losses	37,966	800	(1,002)	—	37,764
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	176	15,343	—	—	15,519
Gain on sale of guaranteed government loans	2,965	—	—	—	2,965
Service charges on deposit accounts	642	—	—	—	642
Increase in cash surrender value of bank owned life insurance	548	—	—	—	548
Other income	5,634	—	9,253	(277)	14,610
Total noninterest income	9,965	15,343	9,253	(277)	34,284
NONINTEREST EXPENSE
Salaries and employee benefits	20,005	9,964	—		29,969
Other operating expenses	15,087	2,697	539	(277)	18,046
Total noninterest expense	35,092	12,661	539	(277)	48,015
Income from continuing operations before income tax expense	12,839	3,482	7,712	—	24,033
Income tax expense	3,295	732	1,468	—	5,495
Net income from continuing operations	$9,544	$2,750	$6,244	$—	$18,538
Discontinued Operations
Income from discontinued operations before income taxes	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$9,881	$2,750	$6,244	$—	$18,875
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$9,880	$2,750	$6,244	$—	$18,874
Total assets as of June 30, 2022	$2,712,209	$55,335	$316,891	$(284,792)	$2,799,643

Note 15 – Changes to Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended June 30, 2023
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of April 1, 2023	$(41,659)	$425	$(1)	$(41,235)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $1,446	(5,023)	—	—	(5,023)
Balance as of June 30, 2023	$(46,682)	$425	$(1)	$(46,258)

	For the three months ended June 30, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of April 1, 2022	$(21,900)	$425	$(1)	$(21,476)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $4,257	(16,015)	—	—	(16,015)
Balance as of June 30, 2022	$(37,915)	$425	$(1)	$(37,491)

	For the six months ended June 30, 2023
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2023	$(45,525)	$425	$(1)	$(45,101)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $333	(1,157)	—	—	(1,157)
Balance as of June 30, 2023	$(46,682)	$425	$(1)	$(46,258)

	For the six months ended June 30, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2022	$(4,056)	$425	$(1)	$(3,632)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $9,000	(33,859)	—	—	(33,859)
Balance as of June 30, 2022	$(37,915)	$425	$(1)	$(37,491)

Note 16 – Legal Matters

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of our operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations for the balance of 2023, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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

The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: (i) the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; (ii) geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (iii) the residual effects of the COVID-19 pandemic, including the adverse impact on the Company’s business and operations and on the Company’s customers which may result, among other things, in increased delinquencies, defaults, foreclosures and losses on loans; (iv) the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events; (v) the Company’s management of risks inherent in its loan portfolio, the credit quality of its borrowers, and the risk of a prolonged downturn in the real estate market, which could impair the value of the Company’s collateral and its ability to sell collateral upon any foreclosure; (vi) changes in consumer spending and savings habits; (vii) deposit out flows; (viii) technological and social media changes; (ix) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; (x) changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Company’s subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; (xi) the impact of changes in financial services policies, laws, and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (xii) the impact of, and the ability to comply with, the terms of the formal written agreement between the Bank and the Office of the Comptroller of the Currency (the “OCC”); (xiii) the impact of changes in laws, regulations, and policies affecting the real estate industry; (xiv) the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies; (xv) the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; (xvi) the willingness of users to substitute competitors’ products and services for the Company’s products and services; (xvii) the outcome of any legal proceedings that may be instituted against the Company; (xviii) reputational risk and potential adverse reactions of the Company’s customers, suppliers, employees, or other business partners; (xix) the ability to maintain adequate liquidity by retaining deposits customers and secondary funding sources, especially if the Company's or industry's reputation become damaged; (xx) maintaining capital levels adequate to support the Company's growth and to remain well-capitalized under regulatory standards; (xxi) the effects of acquisitions the Company may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such transactions; (xxii) changes in the level of the Company’s nonperforming assets and charge-offs; (xxiii) the Company’s involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; (xxiv) adverse developments in the financial industry generally, such as recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior; (xxv) potential exposure to fraud, negligence, computer theft, and cyber-crime; (xxvi) the Company’s ability to pay dividends; (xxvii) the ability to manage the Company's fintech relationships, including implementing enhanced controls and maintaining deposit levels and the quality of loans associated with these relationships; (xxviii) the Company’s involvement as a participating lender in the Paycheck Protection Program (“PPP”) as administered through the U.S. Small Business Administration; and (xxiv) other risks and factors identified in the “Risk Factors” sections and elsewhere in documents the Company files from time to time with the SEC.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the 2022 Form 10-K including those discussed in the section entitled “Risk Factors.” If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, the Company cautions not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

Regulatory Matters

On August 29, 2022, the Bank entered into a formal written agreement (the “Written Agreement”) with the OCC, the Bank's primary federal banking regulator. The Written Agreement principally concerns the Bank’s fintech line of business and requires the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. A complete copy of the Written Agreement was filed as an exhibit to a Form 8-K filed with the SEC on September 1, 2022 and can be accessed on the SEC’s website (www.sec.gov) and the Company’s website (www.blueridgebankshares.com). The Company is actively working to bring the Bank’s fintech policies, procedures, and operations into conformity with OCC directives. The Company reports that although work is progressing, many aspects of the Written Agreement require considerable time for completion, implementation, validation, and sustainability. If the Company does not comply with the Written Agreement, or the OCC imposes additional measures, the Company could be subject to additional regulatory requirements or directives, including developing and maintaining capital plans, asset sales, loan reserves or impairments, limitations on growth, further regulatory sanctions, and/or other regulatory enforcement actions.

Sale of LenderSelect Mortgage Group

On May 15, 2023, the Company sold its wholesale mortgage business operating as LenderSelect Mortgage Group (“LSMG”) to a third-party for $250 thousand in cash. The Company recorded a loss on the sale of LSMG of $553 thousand, which is reported in other noninterest income in the consolidated statements of operations for the three and six months ended June 30, 2023.

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

Comparison of Financial Condition as of June 30, 2023 and December 31, 2022

Total assets were $3.21 billion as of June 30, 2023, an increase of $73.4 million from $3.14 billion as of December 31, 2022. Most of this increase was attributable to higher cash and due from banks balances, which increased $54.6 million to $131.8 million as of June 30, 2023 from $77.3 million as of December 31, 2022. Loans held for investment, excluding PPP loans, increased $52.6 million to $2.45 billion as of June 30, 2023 from $2.40 billion at December 31, 2022, an annualized growth rate of 4.39%. The allowance for credit losses (“ACL”) increased $20.1 million to $43.1 million as of June 30, 2023 from $22.9 million as of December 31, 2022. Most of this increase was attributable to $14.1 million of specific reserves for specialty finance loans, reported in commercial and industrial loans, placed on nonaccrual status in the second quarter of 2023, while $4.0 million of the year-to-date increase was due to the adoption of ASC 326 on January 1, 2023.

Total deposits as of June 30, 2023 were $2.61 billion, an increase of $110.6 million from December 31, 2022. The increase in the first six months of 2023 was primarily due to an increase of $220.1 million in time deposit balances, of which $211.0 million was attributable to brokered time deposits secured primarily in response to banking industry liquidity events in March 2023. Partially offsetting this increase were lower noninterest-bearing demand deposit balances of $64.1 million. Deposits related to fintech relationships increased by $17.4 million, or 2.52%, from December 31, 2022, to $707.6 million as of June 30, 2023. Fintech related deposits represented 27.1% and 27.6% of total deposits as of June 30, 2023 and December 31, 2022, respectively.

Total stockholders’ equity decreased by $28.1 million to $231.3 million as of June 30, 2023 compared to $259.4 million at December 31, 2022. Of the decrease, $17.9 million was due to a net loss for the first six months of 2023 while $5.5 million was attributable to the after-tax adoption of ASC 326. The fair value of the Company’s portfolio of securities available for sale (“AFS”) decreased in the first six months of 2023, primarily as a result of a modest increase in market longer-term interest rates, resulting in an after-tax decrease in stockholders’ equity of $1.2 million. The Company had no investment securities classified as held to maturity as of June 30, 2023 or December 31, 2022.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, the Company reported a net loss from continuing operations of ($19.5) million, or ($1.03) per diluted common share, compared to net income from continuing operations of $1.1 million, or $0.06 per diluted common share, for the three months ended June 30, 2022.

For the six months ended June 30, 2023, the Company reported a net loss from continuing operations of ($17.9) million, or ($0.95) per diluted common share, compared to net income from continuing operations of $18.5 million, or $0.99 per diluted common share, for the six months ended June 30, 2022.

The loss from continuing operations before income taxes for the three and six months ended June 30, 2023 included a provision for credit losses on loans of $21.1 million and $25.2 million, respectively, most of which was attributable to specific reserves on specialty finance loans totaling $14.1 million. Additionally, net loan charge-offs of $8.0 million and $9.1 million were recorded for the same respective periods. Also contributing to the decline in income from continuing operations before income taxes from the year-ago periods was $9.3 million of fair value adjustments for the Company's equity investments, primarily in certain fintech companies, reported in the 2022 period. For the three and six months ended June 30, 2023, income from continuing operations before income taxes included $2.4 million and $3.5 million, respectively, of costs incurred primarily for professional services related to regulatory remediation efforts in connection with the Written Agreement.

Net Interest Income. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. The Company’s principal interest-earning assets are loans to businesses, real estate investors, and individuals and its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”) advances. A common net interest income measure is net interest margin. Net interest margin represents the difference between interest income and interest expense calculated as a percentage of average interest-earning assets.

The following table presents the average balance sheets for the three months ended June 30, 2023 and 2022. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended June 30,
	2023			2022			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$367,814	$2,543	2.77%	$394,000	$2,129	2.16%	$414	$(141)	$555
Tax-exempt securities (3)	20,713	121	2.34%	21,336	113	2.12%	8	(3)	11
Total securities	388,527	2,664	2.74%	415,336	2,242	2.16%	422	(145)	567
Interest-earning deposits in other banks	121,248	1,452	4.79%	77,703	148	0.76%	1,304	83	1,221
Federal funds sold	3,539	45	5.09%	44,979	90	0.80%	(45)	(83)	38
Loans held for sale	56,102	396	2.82%	42,957	348	3.24%	48	106	(58)
Paycheck Protection Program loans (4)	7,599	16	0.84%	19,412	64	1.32%	(48)	(39)	(9)
Loans held for investment (4,5,6)	2,487,089	34,428	5.54%	1,881,678	23,376	4.97%	11,052	7,521	3,531
Total average interest-earning assets	3,064,104	39,001	5.09%	2,482,065	26,268	4.23%	12,733	7,444	5,289
Less: allowance for credit losses	(31,151)			(13,619)
Total noninterest-earning assets	244,330			232,125
Total average assets	$3,277,283			$2,700,571
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,347,499	$8,860	2.63%	$1,144,418	$690	0.24%	$8,170	$122	$8,048
Time deposits (7)	661,259	5,764	3.49%	415,815	851	0.82%	4,913	502	4,411
Total interest-bearing deposits	2,008,758	14,624	2.91%	1,560,233	1,541	0.40%	13,083	624	12,459
FHLB borrowings (8)	262,345	2,958	4.51%	23,955	(33)	(0.55)%	2,991	(328)	3,319
FRB borrowings	35,714	439	4.92%	3,266	100	12.25%	339	994	(655)
Subordinated notes and other borrowings (9)	39,905	548	5.49%	39,969	545	5.45%	3	(1)	4
Total average interest-bearing liabilities	2,346,722	18,569	3.17%	1,627,423	2,153	0.53%	16,416	1,289	15,127
Noninterest-bearing demand deposits	638,274			772,310
Other noninterest-bearing liabilities	35,170			29,700
Stockholders' equity	257,117			271,138
Total average liabilities and stockholders’ equity	$3,277,283			$2,700,571
Net interest income and margin (10)		$20,432	2.67%		$24,115	3.89%	$(3,683)	$6,155	$(9,838)
Cost of funds (11)			2.49%			0.36%
Net interest spread (12)			1.93%			3.70%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 22.65% and 21% income tax rate for the three months ended June 30, 2023 and 2022, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $463 thousand and $1.3 million for the three months ended June 30, 2023 and 2022, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $222 thousand and $366 thousand for the three months ended June 30, 2023 and 2022, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $0 and $108 thousand for the three months ended June 30, 2023 and 2022, respectively.
(9) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand for both the three months ended June 30, 2023 and 2022.
(10) Net interest margin is net interest income divided by average interest-earning assets.
(11) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(12) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $3.06 billion for the three months ended June 30, 2023 compared to $2.48 billion for the same period of 2022, a $582.0 million increase. This increase was primarily attributable to growth in average balances of loans held for investment, which were greater by $605.4 million in the 2023 period compared to the 2022 period, partially offset by lower average balances of taxable securities, federal funds sold, and PPP loans. Total interest income (on a taxable equivalent basis) increased $12.7 million for the three-month period ended June 30, 2023 from the same period of 2022. This increase was primarily due to higher average balances and yields, including fee income, on loans held for investment, and interest earning deposits in other banks. Higher yields in the 2023 period were primarily attributable the re-pricing of variable rate loans and new loans in the higher interest rate environment, partially offset by the reversal of interest on the previously mentioned group of specialty loans placed on nonaccrual status in the second quarter of 2023, and lower accretion of purchase accounting adjustments (discounts) on acquired loans. The reversal of interest income in the second quarter of 2023 was $4.7 million for the group of specialty finance loans placed on nonaccrual status, which had an approximate negative 75 basis point impact on the yield on loans held for investment. Interest income for the three months ended June 30, 2023 and 2022 included accretion of discounts on acquired loans of $463 thousand and $1.3 million, respectively.

Average interest-bearing liabilities were $2.35 billion for the three months ended June 30, 2023 compared to $1.63 billion for the same period of 2022, a $719.3 million increase. Of this increase, $533.4 million was attributable to higher average balances of wholesale funding, primarily brokered time deposits and FHLB advances. Interest expense increased by $16.4 million to $18.6 million for the three months ended June 30, 2023 compared to the same period of 2022. Cost of interest-bearing liabilities increased to 3.17% for the second quarter of 2023 from 0.53% for the second quarter of 2022, while cost of funds were 2.49% and 0.36% for the same respective periods. Higher cost of funds in the 2023 period was primarily due to higher market interest rates and a shift in the mix of average interest-bearing liabilities, including higher cost wholesale funding sources. Interest expense in the second quarters of 2023 and 2022 included the amortization of fair value adjustments (premium) on assumed time deposits of $222 thousand and $366 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended June 30, 2023 was $20.4 million compared to $24.1 million for the same period in 2022, a decrease of $3.7 million. Net interest margin was 2.67% and 3.89% for the second quarters of 2023 and 2022, respectively. The reversal of interest income previously noted had an approximate negative 60 basis point impact on net interest margin for the second quarter of 2023. Accretion and amortization of purchase accounting adjustments had a 9 and 29 basis point positive effect on net interest margin for the same respective periods.

The following table presents the average balance sheets for the six months ended June 30, 2023 and 2022. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the six months ended June 30,
	2023			2022			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$371,270	$5,171	2.79%	$388,419	$3,899	2.01%	$1,272	$(172)	$1,444
Tax-exempt securities (3)	20,719	239	2.31%	20,359	208	2.04%	31	4	27
Total securities	391,989	5,410	2.76%	408,778	4,107	2.01%	1,303	(168)	1,471
Interest-earning deposits in other banks	114,469	2,393	4.18%	86,160	183	0.42%	2,210	60	2,150
Federal funds sold	6,200	144	4.65%	48,201	112	0.46%	32	(98)	130
Loans held for sale	48,107	678	2.82%	58,249	969	3.33%	(291)	(169)	(122)
Paycheck Protection Program loans (4)	8,924	36	0.81%	23,225	457	3.94%	(421)	(281)	(140)
Loans held for investment (4,5,6)	2,492,544	73,420	5.89%	1,840,395	46,261	5.03%	27,159	16,393	10,766
Total average interest-earning assets	3,062,233	82,081	5.36%	2,465,008	52,089	4.23%	29,992	15,737	14,255
Less: allowance for credit losses	(27,954)			(12,845)
Total noninterest-earning assets	239,584			230,652
Total average assets	$3,273,863			$2,682,815
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,317,834	$17,119	2.60%	$1,113,751	$1,275	0.23%	$15,844	$234	$15,610
Time deposits (7)	587,858	8,836	3.01%	449,339	1,822	0.81%	7,014	562	6,452
Total interest-bearing deposits	1,905,692	25,955	2.72%	1,563,090	3,097	0.40%	22,858	795	22,063
FHLB borrowings (8)	295,102	6,768	4.59%	17,071	(22)	(0.26)%	6,790	(358)	7,148
FRB borrowings	17,958	439	4.89%	9,786	114	2.33%	325	95	230
Subordinated notes and other borrowings (9)	39,916	1,102	5.52%	39,969	1,099	5.50%	3	(1)	4
Total average interest-bearing liabilities	2,258,668	34,264	3.03%	1,629,916	4,288	0.53%	29,976	531	29,445
Noninterest-bearing demand deposits	723,131			745,820
Other noninterest-bearing liabilities	34,947			35,831
Stockholders' equity	257,117			271,248
Total average liabilities and stockholders’ equity	$3,273,863			$2,682,815
Net interest income and margin (10)		$47,817	3.12%		$47,801	3.88%	$16	$15,206	$(15,190)
Cost of funds (11)			2.30%			0.36%
Net interest spread (12)			2.33%			3.70%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 22.65% and 21% income tax rate for the six months ended June 30, 2023 and 2022, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $1.2 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $506 thousand and $840 thousand for the six months ended June 30, 2023 and 2022, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $0 and $111 thousand for the six months ended June 30, 2023 and 20221, respectively.
(9) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $50 thousand for both the six months ended June 30, 2023 and 2022.
(10) Net interest margin is net interest income divided by average interest-earning assets.
(11) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(12) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $3.06 billion for the six months ended June 30, 2023 compared to $2.47 billion for the same period of 2022, a $597.2 million increase. This increase was primarily attributable to growth in average balances of loans held for investment, which increased $652.1 million in the 2023 period compared to the 2022 period, partially offset by lower average balances of taxable securities, federal funds sold, loans held for sale, and PPP loans. Total interest income (on a taxable equivalent basis) increased $30.0 million for the six-month period ended June 30, 2023 from the same period of 2022. This increase was primarily due to higher average balances and yields, including fee income on loans held for investment and interest earning deposits in other banks. Higher yields in the 2023 period were primarily attributable to the re-pricing of variable rate loans and new loans in the higher interest rate environment, partially offset by the previously noted reversal of interest income on nonaccrual loans, and lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income for the six months ended June 30, 2023 and 2022 included accretion of discounts on acquired loans of $1.2 million thousand and $4.1 million, respectively.

Average interest-bearing liabilities were $2.26 billion for the six months ended June 30, 2023 compared to $1.63 billion for the same period of 2022, a $628.8 million increase. Interest expense increased by $30.0 million to $34.3 million for the six months ended June 30, 2023 compared to the same period of 2022. Cost of interest-bearing liabilities increased to 3.03% for the second half of 2023 from 0.53% for the second half of 2022, while cost of funds were 2.30% and 0.36% for the same respective periods. Higher cost of funds in the 2023 period was primarily due to higher market interest rates and a shift in the mix of average interest-bearing liabilities, including higher cost wholesale funding sources. Interest expense in the first halves of 2023 and 2022 included the amortization of fair value adjustments (premium) on assumed time deposits of $506 thousand and $840 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) was $47.8 million for both the six months ended June 30, 2023 and the same period in 2022. Net interest margin was 3.12% and 3.88% for the second halves of 2023 and 2022, respectively. The reversal of interest income previously noted had an approximate negative 31 basis point impact on net interest margin for the first half of 2023. Accretion and amortization of purchase accounting adjustments had a 11 basis point and 41 basis point positive effect on net interest margin for the same respective periods.

Provision for Credit Losses. The Company recorded a provision for credit losses of $20.5 million in the second quarter of 2023 compared to $7.5 million in the second quarter of 2022. Provision for credit losses for the first halves of 2023 and 2022 was $24.2 million and $10.0 million, respectively. Provision for credit losses in the 2023 periods were primarily attributable to specific reserves on the previously noted group of specialty finance loans and net loan charge-offs, partially offset by a credit to provision for credit losses on unfunded commitments.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	Change $	Change %
Fair value adjustments of other equity investments	$(281)	$(86)	$(195)	226.7%
Residential mortgage banking income, including MSRs	4,295	5,960	(1,665)	(27.9%)
Gain on sale of guaranteed government loans	2,384	1,538	846	55.0%
Wealth and trust management	462	414	48	11.6%
Service charges on deposit accounts	349	327	22	6.7%
Increase in cash surrender value of bank owned life insurance	292	276	16	5.8%
Bank and purchase card, net	560	599	(39)	(6.5%)
Other	1,675	1,162	513	44.1%
Total noninterest income	$9,736	$10,190	$(454)	(4.5%)

	For the six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	Change $	Change %
Fair value adjustments of other equity investments	$(332)	$9,278	$(9,610)	(103.6%)
Residential mortgage banking income, including MSRs	5,598	15,519	(9,921)	(63.9%)
Gain on sale of guaranteed government loans	4,793	2,965	1,828	61.7%
Wealth and trust management	894	805	89	11.1%
Service charges on deposit accounts	692	642	50	7.8%
Increase in cash surrender value of bank owned life insurance	574	548	26	4.7%
Bank and purchase card, net	900	1,021	(121)	(11.9%)
Other	3,900	3,506	394	11.2%
Total noninterest income	$17,019	$34,284	$(17,265)	(50.4%)

Lower noninterest income in the first half of 2023 compared to the same period of 2022 was primarily attributable to lower residential mortgage banking income, including mortgage servicing rights (“MSR”), which was driven by lower mortgage volumes in the 2023 period ($107.0 million) compared to the 2022 period ($269.2 million). The change in the fair value of MSR assets was a negative $1.4 million and a positive $3.5 million for the first halves of 2023 and 2022, respectively. Also contributing to the decline in the six month period ended June 30, 2023 compared to the 2022 period was higher income from fair value adjustments of other equity investments in the 2022 period attributable to the Company's equity investments, primarily in certain fintech companies. The Company records certain equity investments at fair value when an observable market event occurs, such as the issuance or transfer of shares of substantially similar investments.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	Change $	Change %
Salaries and employee benefits	$14,518	$15,873	$(1,355)	(8.5%)
Occupancy and equipment	1,913	1,500	413	27.5%
Data processing	1,131	874	257	29.4%
Legal, issuer, and regulatory filing	2,753	618	2,135	345.5%
Advertising and marketing	337	412	(75)	(18.2%)
Communications	1,171	1,030	141	13.7%
Audit and accounting fees	503	379	124	32.7%
FDIC insurance	1,246	106	1,140	1,075.5%
Intangible amortization	335	386	(51)	(13.2%)
Other contractual services	3,218	999	2,219	222.1%
Other taxes and assessments	803	671	132	19.7%
Regulatory remediation	2,388	—	2,388	100.0%
Other	3,736	2,478	1,258	50.8%
Total noninterest expense	$34,052	$25,326	$8,726	34.5%

	For the six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	Change $	Change %
Salaries and employee benefits	$29,807	$29,969	$(162)	(0.5%)
Occupancy and equipment	3,482	2,985	497	16.6%
Data processing	2,477	1,820	657	36.1%
Legal, issuer, and regulatory filing	3,987	1,000	2,987	298.7%
Advertising and marketing	623	840	(217)	(25.8%)
Communications	2,302	1,829	473	25.9%
Audit and accounting fees	649	520	129	24.8%
FDIC insurance	1,975	337	1,638	486.1%
Intangible amortization	690	783	(93)	(11.9%)
Other contractual services	4,157	1,533	2,624	171.2%
Other taxes and assessments	1,605	1,241	364	29.3%
Regulatory remediation	3,522	—	3,522	100.0%
Merger-related	—	50	(50)	(100.0%)
Other	7,623	5,108	2,515	49.2%
Total noninterest expense	$62,899	$48,015	$14,884	31.0%

Excluding regulatory remediation and merger-related expenses, noninterest expense increased $6.3 million and $11.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022. Lower salaries and employees in both comparative periods were due to lower headcount in the Company's mortgage division. Regulatory remediation expenses include consulting, legal, and other costs incurred as part of the Company's efforts to remediate the findings in the Written Agreement. Higher other contractual services expense in the 2023 periods was primarily due to outsourced BSA/AML compliance services as the Bank continues to augment its compliance staff, while higher legal expense was primarily attributable to corporate, employee benefit plans, and other employment matters. Higher FDIC insurance expense relative to the prior periods was primarily due to balance sheet growth and other factors such as lower profitability and regulatory capital levels, which increase the assessment rate. Included in other noninterest expense for the first six months of 2023 was a $0.9 million charge related to the sale of PPP loans in the second quarter of 2021.

Income Tax (Benefit) Expense. Income tax benefit from continuing operations for the three months ended June 30, 2023 was $5.0 million compared to income tax expense of $0.3 million for the same period of 2022, resulting in an effective income tax rate of 20.3% and 23.4% for the same respective periods. Income tax benefit from continuing operations for the six months ended June 30, 2023 was $4.5 million compared to income tax expense of $5.5 million for the same period of 2022, resulting in an effective income tax rate of 20.0% and 22.8% for the same respective periods.

Analysis of Financial Condition

All loan portfolio and ACL information presented as of and for the three and six months ended June 30, 2023 is in accordance with ASC 326. All loan information presented prior to this period is presented in accordance with previously applicable GAAP. As a result, the presentation of information pre-ASC 326 and post-ASC 326 adoption will not be comparable for most disclosures.

Loan Portfolio. The Company makes loans to commercial entities and to individuals. Loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan and the creditworthiness of the borrower. Credit risk tends to be geographically concentrated in that a majority of the loans are to borrowers located in the markets served by the Company; however, the loans contributing to the increase in nonperforming assets and the ACL in the first six months of 2023 were primarily outside of the Company's primary geographic footprint. All loans are underwritten within specific lending policy guidelines that are designed to maximize the Company’s profitability within an acceptable level of business risk.

The following table presents the Company’s loan portfolio by category of loan and the percentage of loans in each category to total loans as of the dates stated.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$545,921	22.2%	$590,049	24.4%
Paycheck Protection Program	7,234	0.3%	11,967	0.5%
Real estate – construction, commercial	165,863	6.7%	183,301	7.6%
Real estate – construction, residential	82,199	3.3%	76,599	3.2%
Real estate – mortgage, commercial	879,729	35.9%	864,989	35.8%
Real estate – mortgage, residential	709,565	28.9%	631,772	26.2%
Real estate – mortgage, farmland	5,583	0.2%	6,599	0.3%
Consumer	62,510	2.5%	47,423	2.0%
Gross loans	2,458,604	100.0%	2,412,699	100.0%
Less: deferred loan fees, net of costs	327		(1,640)
Gross loans, net of deferred loans fees and costs	2,458,931		2,411,059
Less: allowance for credit losses	(43,067)		(22,939)
Loans held for investment, net	$2,415,864		$2,388,120
Loans held for sale (not included in totals above)	$64,102		$69,534
The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2023.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$545,921	$136,387	$223,659	$189,961	$32,824	$874	$185,875	$90,897	$89,832	$5,146
Paycheck Protection Program	7,234	—	—	—	—	—	7,234	7,234	—	—
Real estate – construction, commercial	165,863	46,602	80,925	31,141	16,202	33,582	38,336	35,243	1,687	1,406
Real estate – construction, residential	82,199	23,415	9,858	8,797	71	990	48,926	9,712	—	39,214
Real estate – mortgage, commercial	879,729	52,847	457,901	69,902	218,050	169,949	368,981	212,808	148,736	7,437
Real estate – mortgage, residential	709,565	13,530	405,516	11,741	74,865	318,910	290,519	44,307	41,168	205,044
Real estate – mortgage, farmland	5,583	197	1,484	60	109	1,315	3,902	2,416	757	729
Consumer loans	62,510	4,933	8,615	8,454	161	—	48,962	25,955	23,003	4
Gross loans	$2,458,604	$277,911	$1,187,958	$320,056	$342,282	$525,620	$992,735	$428,572	$305,183	$258,980

Allowance for Credit Losses. Management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of June 30, 2023 and December 31, 2022. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.

The following table presents an analysis of the change in the ACL by loan type, as of and for the periods stated.

	As of and for the three months ended		As of and for the six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
ACL, beginning of period	$29,974	$12,013	$22,939	$12,121
Impact of ASC 326 adoption	—	—	4,022	—
Charge-offs
Commercial and industrial	(7,326)	(2,442)	(8,125)	(4,927)
Consumer	(1,694)	(349)	(2,204)	(640)
Total charge-offs	(9,020)	(2,791)	(10,329)	(5,567)
Recoveries
Commercial and industrial	887	388	1,005	424
Consumer	126	138	230	270
Total recoveries	1,013	526	1,235	694
Net charge-offs	(8,007)	(2,265)	(9,094)	(4,873)
Provision for credit losses - loans	21,100	7,494	25,200	9,994
ACL, end of period	$43,067	$17,242	$43,067	$17,242
Ratio of net charge-offs to average loans outstanding during period:
Commercial	1.64%	0.69%	0.89%	2.08%
Consumer	0.68%	0.83%	0.44%	0.66%
Total loans	1.29%	0.47%	0.73%	0.52%

Of the $9.0 million and $10.3 million in gross loan charge-offs for the three and six months ended June 30, 2023, respectively, $7.0 million was attributable to one commercial and industrial loan that was fully charged-off in the second quarter of 2023.

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

	June 30, 2023		December 31, 2022
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$22,083	22.2%	$15,272	24.4%
Paycheck Protection Program	—	0.3%	—	0.5%
Real estate – construction, commercial	3,849	6.7%	1,637	7.6%
Real estate – construction, residential	1,564	3.3%	628	3.2%
Real estate – mortgage, commercial	8,420	35.9%	2,356	35.8%
Real estate – mortgage, residential	5,548	28.9%	1,760	26.2%
Real estate – mortgage, farmland	13	0.2%	4	0.3%
Consumer	1,590	2.5%	1,282	2.0%
Total	$43,067	100.0%	$22,939	100.0%

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

The following table presents summary information pertaining to nonperforming assets and certain asset quality ratios as of the dates stated.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$83,379	$10,324
Loans past due 90 days and still accruing	2,456	8,260
Total nonperforming loans	$85,835	$18,584
OREO	—	195
Total nonperforming assets	$85,835	$18,779
ACL	$43,067	$22,939
Loans held for investment, including PPP loans	$2,458,931	$2,411,059
Loans held for investment, excluding PPP loans	$2,451,697	$2,399,092
Total assets	$3,214,424	$3,141,045
ACL to total loans held for investment, including PPP loans	1.75%	0.95%
ACL to total loans held for investment, excluding PPP loans	1.76%	0.96%
ACL to nonperforming loans	50.17%	123.43%
Nonperforming loans to total loans held for investment, including PPP loans	3.49%	0.77%
Nonperforming loans to total loans held for investment, excluding PPP loans	3.50%	0.77%
Nonperforming assets to total assets	2.67%	0.60%

The increase in nonperforming loans at June 30, 2023 compared to December 31, 2022 was primarily due to $58.1 million of specialty finance loans (classified in commercial and industrial loans) that were placed on nonaccrual status in the second quarter of 2023. The increase in the ratio of ACL to total loans held for investment, excluding PPP loans, at June 30, 2023 compared to December 31, 2022 was primarily attributable to $14.1 million of specific reserves associated with the aforementioned group of specialty finance loans, while $4.0 million was due to the adoption of ASC 326 on January 1, 2023. The remaining purchase accounting adjustments (discounts) related to loans acquired in the Bay Banks of Virginia, Inc. merger in 2021 and earlier acquisitions by the Company were $6.4 million and $7.9 million at June 30, 2023 and December 31, 2022, respectively.

Modified Loans. The Company granted certain loan modifications to borrowers experiencing financial difficulties during the six months ended June 30, 2023. The total amortized cost of these modified loans was $46.9 million, or 1.91% of gross loans held for investment, as of June 30, 2023, all of which were on nonaccrual status as of the same date.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities AFS may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s AFS investment securities was $340.6 million as of June 30, 2023, a decrease from $354.3 million at December 31, 2022, primarily due to amortization of securities. As a result of a modest increase in market longer-term interest rates in the first six months of 2023, the Company’s portfolio of AFS securities had an unrealized loss of approximately $1.5 million in the same period.

As of June 30, 2023 and December 31, 2022, the majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. At June 30, 2023 and December 31, 2022, securities with a fair value of $178.8 million and $241.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB. As of June 30, 2023, the Company pledged securities with $108.7 million of par value (amortized cost and fair value of $109.6 million and $90.0 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”) established by the Board of Governors of the Federal Reserve System. The Company also pledged securities with a fair value of $11.6 million (amortized cost of $13.4 million) as of June 30, 2023 for access to the FRB Discount Window.

The Company reviews its AFS investment securities portfolio for potential credit losses no less than quarterly. AFS investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired AFS securities prior to the recovery of the amortized cost. No ACL has been recognized for AFS securities as of June 30, 2023.

Restricted equity investments consisted of stock in the FHLB (carrying basis $10.9 million and $14.7 million at June 30, 2023 and December 31, 2022, respectively), stock in the FRB (carrying basis of $6.1 million at both June 30, 2023 and December 31, 2022, respectively), and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both June 30, 2023 and December 31, 2022). Restricted equity investments are carried at cost. The Company holds various other equity investments, including shares in other financial institutions and fintech companies, totaling $22.7 million and $23.8 million as of June 30, 2023 and December 31, 2022, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
State and municipal	$—	—%	$6,068	2.40%	$32,393	1.97%	$20,842	1.60%	$59,303
U. S. Treasury and agencies	2	—%	19,487	0.98%	45,568	1.88%	7,000	2.11%	72,057
Mortgage backed securities	—	—%	3,094	0.51%	26,819	1.75%	198,048	1.92%	227,961
Corporate bonds	500	6.54%	6,300	6.75%	34,114	4.60%	500	4.00%	41,414
Total	$502		$34,949		$138,894		$226,390		$400,735

Deposits. The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit), primarily from its market area. The Company’s deposit base includes transaction accounts, time and savings accounts, and other accounts that customers use for cash management purposes and which provide a source of fee income and cross-marketing opportunities as well as a source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable source of funding.

Total deposits as of June 30, 2023 were $2.61 billion, an increase of $110.6 million from December 31, 2022, of which $220.1 million was due to higher time deposits, primarily brokered time deposits. The Company's relationships with fintech partners have resulted in approximately $707.6 million of deposits as of June 30, 2023, up from $690.2 million as of December 31, 2022. Estimated uninsured deposits totaled approximately $865.7 million as of June 30, 2023, or 33% of total deposits, compared to $1.01 billion, or 40% of total deposits, as of December 31, 2022. Excluding fintech-related deposits, estimated uninsured deposits were 26% and 31% of total deposits as of June 30, 2023 and December 31, 2022, respectively.

Approximately 22.0% of total deposits as of June 30, 2023 were composed of noninterest-bearing demand deposits compared to 25.6% as of December 31, 2022. In contrast, approximately 23.4% of total deposits as of June 30, 2023 were composed of time deposits compared to 15.6% as of December 31, 2022, which was primarily due to the addition of brokered time deposits in late first quarter 2023 in response to then recent industry events. Brokered time deposits represented approximately 10.7% and 1.7% of total deposits as of June 30, 2023 and December 31, 2022, respectively.

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Maturing in:
3 months or less	$14,874	$10,642
Over 3 months through 6 months	15,960	14,699
Over 6 months through 12 months	40,675	15,423
Over 12 months	12,367	35,075
	$83,876	$75,839

Borrowings. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	As of and for the six months ended June 30, 2023
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$219,100	$310,800	$295,102	4.59%
FRB borrowings	65,000	65,000	17,958	4.89%

	As of and for the year ended December 31, 2022
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$311,700	$311,700	$113,478	3.08%
FRB borrowings	51	17,197	4,881	2.34%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multi-family, and commercial real estate mortgage loan portfolios, as well as select investment securities.

Subordinated notes, net, totaled $39.9 million as of both June 30, 2023 and December 31, 2022.

Liquidity. Liquidity is essential to the Company’s business. The Company’s liquidity could be impaired by unforeseen outflows of cash, including deposits, or the inability to access the capital and/or wholesale funding markets. This situation may arise due to circumstances that the Company may be unable to control, such as general market disruption, negative views about the Company or the financial services industry generally, or an operational problem that affects the Company or a third party. The Company’s ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events.

The Company has established a formal liquidity contingency plan that provides guidelines for liquidity management. Pursuant to the Company’s liquidity management program, it first determines its current liquidity position and then forecasts liquidity based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. Management then stress tests the Company’s liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. Management also monitors the Company’s liquidity position through cash flow forecasting and believes its level of liquidity is adequate to conduct the business of the Company.

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and borrowers. The Bank had unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $28.0 million as of June 30, 2023 and December 31, 2022. These lines bear interest at the prevailing rates for such loan and are cancellable any time by the correspondent bank. As of June 30, 2023 and December 31, 2022, none of these lines of credit with correspondent banks were drawn upon.

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

The Company maintains secured lines of credit with the FHLB under which the Company can borrow up to the allowable amount for the collateral pledged. As of June 30, 2023, the Company had a credit line available of $572.7 million with the FHLB with outstanding advances totaling $219.1 million and letters of credit totaling $67.6 million, leaving the remaining credit availability of $286.0 million as of the same date. The letters of credit are for the benefit of the Treasury Board of the Commonwealth of Virginia to secure public deposits.

The BTFP provides banks with additional liquidity via a secured line of credit collateralized by eligible pledged securities. Available credit is equal to the current par value of the pledged securities. Advances under the BTFP are up to a one-year term and are priced at the one-year overnight index swap rate plus 10 basis points, which is fixed for the term on the advance date. Advances can be repaid at any time without penalty. The Company had an available line of credit through the BTFP of $100.5 million as of June 30, 2023, of which the Company had drawn one advance for $65.0 million, maturing May 10, 2024, with a fixed interest rate of 4.74%, leaving the remaining credit availability of $35.5 million as of the same date.

The Company maintains access to the FRB Discount Window, under which the Company can borrow up to the allowable amount for the securities pledged as collateral. As of June 30, 2023, availability under the FRB Discount Window was $11.1 million. The Company had no outstanding borrowings through the FRB Discount Window as of June 30, 2023 or December 31, 2022.

The Company utilized the FRB Paycheck Protection Program Liquidity Facility to partially fund PPP loans, which collateralize the advances. As of June 30, 2023 and December 31, 2022, FRB borrowings under this facility totaled $0 and $51 thousand, respectively.

Subsequent to the financial industry events in early March 2023, the Company has undertaken efforts to increase its borrowing capacity by pledging additional eligible collateral with the FHLB, adding borrowing capacity by participating in the BTFP, and more actively sourcing brokered deposits to enhance its liquidity position. The Company also added a treasury management resource to provide additional oversight to the Company's liquidity position.

Capital. Capital adequacy is an important measure of financial stability and performance. The Company’s objectives are to maintain a level of capitalization that is sufficient to support the Company's strategic objectives.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. The Banks's primary regulators may place certain restrictions on dividends paid by the Bank. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Bank.

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

As of June 30, 2023 and December 31, 2022, the Bank met the capital requirements to be classified as well capitalized. There have been no conditions or events since these dates that management believes have changed the institution's categorization.

If the Bank were fail to meet the capital adequacy guidelines for a “well-capitalized” bank, it could be required to pay higher insurance premiums to the FDIC or subject to increased regulatory scrutiny. In addition, the Bank would not be able to renew or accept brokered deposits without prior regulatory approval and would be subject to interest rate restrictions on its deposit accounts.

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

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The CECL Transitional Amount was $5.5 million, of which $1.4 million reduced the regulatory capital amounts and capital ratios as of June 30, 2023.

	June 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$298,815	10.77%	$291,324	10.50%	$277,451	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$257,195	9.27%	$235,831	8.50%	$221,959	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$257,195	9.27%	$194,214	7.00%	$180,342	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$257,195	7.86%	$130,888	4.00%	$163,610	5.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$303,876	11.22%	$284,376	10.50%	$270,834	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.31%	$230,122	8.50%	$216,586	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$279,125	10.31%	$189,513	7.00%	$175,976	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$279,125	9.25%	$120,703	4.00%	$150,878	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. The approved commitments to extend credit that were available but unused as of June 30, 2023 and December 31, 2022 totaled $679.1 million and $736.1 million, respectively.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2023 and December 31, 2022, commitments under outstanding financial stand-by letters of credit totaled $29.5 million and $28.3 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Upon the adoption of ASC 326 on January 1, 2023, the Company recorded an increase to its reserve for unfunded commitments of $3.7 million. For the six months ended June 30, 2023, the Company recorded a reduction to the provision for credit losses for unfunded commitments of $1.0 million, which was primarily attributable to lower balances of loan commitments. As of June 30, 2023, the reserve for unfunded commitments was $4.5 million compared to $1.8 million as of December 31, 2022.

The Company invests in various partnerships, limited liability companies, and small business investment company funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At June 30, 2023, the Company had future commitments outstanding totaling $17.9 million related to these investments.

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

	June 30, 2023
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+300 basis points	$(10,808)	(11.5%)	$(11,204)	(11.1%)
+200 basis points	(6,460)	(6.9%)	(6,549)	(6.5%)
+100 basis points	(2,818)	(3.0%)	(2,712)	(2.7%)
Base case
-100 basis points	1,332	1.4%	774	0.8%
-200 basis points	2,196	2.3%	291	0.3%
-300 basis points	3,386	3.6%	25	(—%)

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in the 2022 Form 10-K. The following risk factors supplement, and should be read together with, the risk factors disclosed in the 2022 Form 10-K. Additional risks not presently known to the Company, or that it currently deems immaterial, may also adversely affect the Company's business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

The Company’s specialty finance loans may further increase its credit risk.

Over the first six months of 2023, the Company’s nonperforming loans have increased from $18.6 million, or 0.77% of total loans held for investment, excluding PPP loans, at December 31, 2022 to $85.8 million, or 3.50% of total loans held for investment, excluding PPP loans, at June 30, 2023. This increase was primarily due to a group of specialty finance loans totaling $58.1 million as of June 30, 2023 that were placed on nonaccrual status during the second quarter of 2023. The Company’s ACL as of June 30, 2023 includes $14.1 million of specific reserves for this group of loans. While management believes that the ACL was adequate as of June 30, 2023 and that the credit deterioration of this group of loans is an isolated event within the Company's loan portfolio, there can be no assurance that the Company will not experience further deterioration within this group of loans or other increases in nonperforming loans in the future.

These specialty finance loans are of higher risk than other types of loans originated by the Bank, due to the nature of the collateral, and as such, the Company's ability to pursue collections could be delayed or protracted. Any of these factors could cause the Company to incur charge-offs to the ACL, lost interest income relating to these loans, and additional increases in the loan loss reserves, any of which may have a material adverse effect on earnings, liquidity, and capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Employment Agreement, dated as of May 7, 2023, by and between Blue Ridge Bank, National Association, and G. William Beale.

10.2	Blue Ridge Bankshares, Inc. 2023 Stock Incentive Plan (incorporated by reference to Appendix A of Blue Ridge Bankshares, Inc.'s proxy statement for the 2023 annual meeting, filed April 28, 2023).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: August 7, 2023	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer