Form 10-K/A
period 2022-12-31
BLUE RIDGE BANKSHARES, INC.
filed 2023-11-14
CIK 842717

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2022, based on the closing sale price of the registrant’s common stock on June 30, 2022, was approximately $257,678,654.

The registrant had 19,192,471 shares of common stock, no par value per share, outstanding as of November 3, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated herein by reference from the registrant’s definitive proxy statement for the 2023 annual meeting of shareholders.

Explanatory Note to the Form 10-K/A

Blue Ridge Bankshares, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K/A") for the purpose of adjusting the timing of when certain loans were placed on nonaccrual, reserved for, and charged off, as explained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 31, 2023. Specifically, the Audit Committee of the Company's Board of Directors, after consultation with the Company’s independent registered public accounting firm and the primary regulator of its wholly-owned bank subsidiary, Blue Ridge Bank, N.A., determined that certain specialty finance loans that, as previously disclosed, were placed on nonaccrual, reserved for, or charged off in the interim periods ended March 31, 2023 and June 30, 2023 should have been reported as nonaccrual, reserved for, or charged off in earlier periods. These certain specialty finance loans totaled $65.7 million as of December 31, 2022 and are being reported as nonaccrual (nonperforming) loans in the Company's financial statements for the year ended December 31, 2022 included in this Form 10-K/A.

The effects of the adjustments has resulted in lower net income and earnings per share in the year ended December 31, 2022. Balance sheet amounts, including loans held for investment, allowance for loan losses, accrued interest receivable, deferred tax asset, other assets, and shareholders’ equity, are affected as of December 31, 2022.

The following tables summarize the effects of the restatement on select statement of operations and balance sheet amounts as reported as of and for the year ended December 31, 2022:

	For the year ended December 31, 2022
Dollars in thousands, except per share data	As Reported	Adjustments	As Restated
Net interest income	$110,391	$(5,824)	$104,567
Provision for loan losses	17,886	7,801	25,687
Income (loss) from continuing operations before income tax expense	35,821	(13,625)	22,196
Income tax expense (benefit)	8,244	(3,045)	5,199
Net income from continuing operations	$27,577	$(10,580)	$16,997
Basic and diluted earnings (loss) per common share from continuing operations	$1.46	$(0.56)	$0.90

	As of December 31, 2022
Dollars in thousands	As Reported	Adjustments	As Restated
Loans held for investment, net of deferred fees and costs	$2,399,092	$—	$2,399,092
Allowance for loan losses	(22,939)	(7,801)	(30,740)
Accrued interest receivable	12,393	(824)	11,569
Deferred tax asset, net	9,182	3,045	12,227
Other assets	19,175	(5,000)	14,175
Total assets	$3,141,045	$(10,580)	$3,130,465
Total stockholders' equity	$259,373	$(10,580)	$248,793

For the convenience of the reader, this Form 10-K/A sets forth the information in the original Form 10-K filing in its entirety; however, only the following sections of the original Form 10-K filing are revised in this Form 10-K/A, solely as a result of and to reflect the restatement and conditions related to the restatement noted above.

Item 1	Business
Item 1A	Risk Factors
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8	Financial Statements and Supplementary Data

Supplementary Data:	Note 4 - Loans and Allowance for Loans Losses
Note 13 - Fair Value
Note 14 - Minimum Regulatory Capital Requirements
Note 16 - Earnings Per Share
Note 17 - Income Taxes
Note 18 - Business Segments
Note 19 - Parent Company Only Financial Statements
Note 23 - Restatement
Note 24 - Subsequent Event

Item 9A	Controls and Procedures

Management has evaluated the effect of the facts leading to the restatement of the financial statements for the year ended December 31, 2022, on its conclusion of the adequacy of internal controls over financial reporting and disclosure controls and procedures. The Company has concluded that a material weakness existed in the timely risk grading and placing of loans on nonaccrual status, and, thus, in the determination of the adequacy of the allowance for loan (credit) losses for the specialty finance portfolio of loans, and that such material weakness does not exist in the remainder of its loan portfolio. Refer to Part II, Item 9A Controls and Procedures of this Form 10-K/A for additional information.

Pursuant to the rules of the SEC, Part IV, Item 15 of the original Form 10-K filing has been amended to include the currently dated certifications from the Company's chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as it relates to the restatement described above with related disclosures and updated subsequent events disclosures, this Form 10-K/A does not reflect events occurring after the date of the original Form 10-K filing.

PART I

ITEM 1: BUSINESS

General (Restated)

This section has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

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

As of December 31, 2022, the Company had total assets of approximately $3.13 billion, total gross loans of approximately $2.48 billion, total deposits of approximately $2.50 billion, and stockholders’ equity of approximately $248.8 million.

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

On August 29, 2022, the Bank entered into a formal written agreement (the “Written Agreement”) with the OCC. The Written Agreement principally concerns the Bank’s fintech line of business and requires the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. A complete copy of the Written Agreement was furnished in a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 1, 2022 and can be accessed on the SEC’s website (www.sec.gov) and the Company’s website (www.blueridgebankshares.com). The Company is actively working to bring the Bank’s fintech policies, procedures, and operations into conformity with OCC directives and believes its work as of end of 2022 has been delivered on schedule.

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

Capital Requirements (Restated)

The Federal Reserve, the OCC, and the FDIC have issued substantially similar capital requirements applicable to all banks and bank holding companies. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The Bank is subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The Basel III Capital Rules, effective January 1, 2015, require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets ("Tier 1 Leverage ratio"). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation, based on the amount of the shortfall. The common equity Tier 1 capital ratio was 9.75% for the Bank as of December 31, 2022. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 9.75% and 10.93%, respectively, as of December 31, 2022. The Tier 1 Leverage ratio for the Bank was 8.90% as of December 31, 2022.

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

In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancelable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards are effective on January 1, 2023, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

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

ITEM 1A: RISK FACTORS (Restated)

This section has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

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

As described in Part II, Item 9A, Controls and Procedures, included in this Form 10-K/A, the Company disclosed a material weakness over financial reporting related to the risk rating and reporting of certain specialty finance loans and the determination of the adequacy of the ACL. The Company’s remediation efforts to address this material weakness are ongoing, and this material weakness was not remediated as of December 31, 2023.

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

The Company reached a determination to restate certain of its previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A, the Company reached a determination to restate its consolidated financial statements and related disclosures as of and for the year ended December 31, 2022 in the its annual report on Form 10-K and its quarterly reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023 attributable to the risk rating and reporting of specialty finance loans and the determination of the adequacy of the ACL.

As a result, the Company has incurred unanticipated costs for accounting and legal fees in connection with the restatement and has become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of the Company’s financial disclosures and may raise reputational issues for the Company’s business.

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

The Company’s nonperforming assets adversely affect its net income in various ways. Nonperforming assets, which include nonaccrual loans and loans past due 90 days and still accruing interest (excluding purchased credit-impaired loans and accruing TDRs) and other real estate owned (“OREO”), were $84.5 million, or 2.70% of total assets, as of December 31, 2022. When the Company receives collateral through foreclosures and similar proceedings, it is required to record the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in, or negative changes in, the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in nonperforming loans in the future.

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

The Company’s strategy has included growing partnerships with fintech companies, which serve as a source of loan and deposit growth, fee income, and technology-related solutions for the Bank. These initiatives may require the Bank to employ additional qualified personnel and additional operational and control systems to oversee and manage operational, legal, and compliance risks associated with these partnerships. As noted previously, during 2022, the Bank entered into the Written Agreement with the OCC requiring it, among other things, to enhance oversight of these third-party fintech partnerships, improve its control framework related to anti-money laundering and Bank Secrecy Act compliance and adopt, implement, and adhere to revised and expanded risk-based policies, procedures, and processes. In certain cases, the Company also has made and may continue to make investments in these third-party fintech companies, which may be unseasoned, unprofitable, or have limited established operating histories or earnings and may be more vulnerable to financial failure. Any failure to successfully manage these partnerships and related Bank operations, or the failure of these fintech companies to perform, subjects the Bank to supervisory or compliance risks, subjects the Company to a loss of its investment, or delays or otherwise adversely affects the Company’s expansion, future financial condition, and results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of the Company is located at 1807 Seminole Trail, Charlottesville, Virginia 22901 in a building leased by the Bank. The Main Office of the Bank is located at 1 East Market Street, Martinsville, Virginia 24112 in a building leased by the Bank. The Company's subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2022, the Company's employees occupied an additional 46 properties, of which 18 were owned by the Company. Additional information with respect to the amounts at which Company premises and equipment are carried and commitments under long-term leases is set forth in Part II, Item 8 - "Financial Statements and Supplementary Data", Note 5 - "Premises and Equipment, net" and Note 12 - "Leases", respectively, in this Form 10-K/A.

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

Five-Year Stock Performance Graph

The following five-year stock performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Company's common stock to the Invesco KBW Regional Banking ETF (NASDAQ ticker: "KBWR") and the Russell 2000® Index (ticker: "RUT") for the five-year period ended December 31, 2022. This comparison assumes $100.00 was invested on December 31, 2017 in the Company’s common stock and the comparison indices and the cumulative return is measured as of each subsequent fiscal year-end.

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

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Part I, Item 1, Business, of this Form 10-K/A under the heading “Supervision and Regulation.”

Stock Repurchases

There were no repurchases of the Company's common stock during the year ended December 31, 2022.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

This section has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company’s operations. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto presented in Item 8, Financial Statements and Supplementary Information, of this Form 10-K/A.

Cautionary Note About Forward-Looking Statements

The Company makes certain forward-looking statements in this Form 10-K/A that are subject to risks and uncertainties. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of management’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. The Company cautions that the forward-looking statements are based largely on management’s expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the its control. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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
•
the Company’s inability to successfully manage growth or implement its strategy;
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
•
the Bank’s ability to pay dividends.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-K/A, including those discussed in the section entitled "Risk Factors" in Item 1A above. If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K/A. Therefore, the Company cautions you not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

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

Five Year Summary of Selected Financial Data

(Dollars and shares in thousands, except per share data)	2022	2021	2020	2019	2018
Income Statement Data:	(Restated)
Interest income	$121,652	$103,546	$54,460	$30,888	$22,437
Interest expense	17,085	11,065	9,950	9,520	5,152
Net interest income	104,567	92,481	44,510	21,368	17,285
Provision for loan losses	25,687	117	10,450	1,742	1,225
Net interest income after provision for loan losses	78,880	92,364	34,060	19,626	16,060
Noninterest income	48,092	86,988	55,850	17,816	9,113
Noninterest expense	104,776	110,988	67,236	31,806	19,361
Income from continuing operations before income tax expense	22,196	68,364	22,674	5,636	5,812
Income tax expense attributable to continuing operations	5,199	15,740	4,837	985	1,167
Net income from continuing operations	16,997	52,624	17,837	4,651	4,645
Net income (loss) from discontinued operations	337	(144)	(140)	(47)	(73)
Net income from discontinued operations attributable to noncontrolling interest	(1)	(3)	(1)	(24)	(13)
Net income attributable to Blue Ridge Bankshares, Inc.	$17,333	$52,477	$17,696	$4,580	$4,559
Per Common Share Data:
Diluted EPS from continuing operations (1)	$0.90	$2.95	$2.07	$0.74	$1.09
Dividends declared per share (1) (2)	0.4900	0.4350	0.2850	0.3800	0.3600
Book value per common share (1)	13.13	14.76	12.61	10.88	9.41
Balance Sheet Data:
Total assets	$3,130,465	$2,665,139	$1,498,258	$960,811	$539,590
Loans held for investment, gross (including PPP loans)	2,411,059	1,807,578	1,016,694	646,834	414,868
Loans held for sale	69,534	121,943	152,931	55,646	29,233
Securities	399,374	396,050	120,648	128,897	58,750
Total deposits	2,502,507	2,297,771	945,109	722,030	415,027
Subordinated notes, net	39,920	39,986	24,506	9,800	9,766
FHLB borrowings	311,700	10,111	115,000	124,800	73,100
FRB borrowings	51	17,901	281,650	—	—
Stockholders' equity	248,793	277,139	108,200	92,337	39,621
Weighted average common shares outstanding - basic (1)	18,811	17,841	8,535	6,221	4,169
Weighted average common shares outstanding - diluted (1)	18,825	17,851	8,535	6,221	4,169
Financial Ratios:
Return on average assets	0.61%	1.86%	1.44%	0.61%	0.95%
Return on average equity	6.57%	21.50%	17.65%	6.94%	12.02%
Net interest margin	4.00%	3.51%	3.49%	3.34%	3.88%
Efficiency ratio	68.63%	62.15%	67.49%	81.78%	74.66%
Dividend payout ratio	54.44%	14.80%	13.75%	51.61%	32.92%
Capital and Credit Quality Ratios:
Average equity to average assets	9.34%	8.65%	7.08%	8.79%	7.89%
Allowance for loan losses to loans held for investment, excluding PPP loans	1.28%	0.68%	1.90%	0.71%	0.86%
Nonperforming loans to total assets	2.69%	0.60%	0.44%	0.54%	1.39%
Nonperforming assets to total assets	2.70%	0.61%	0.44%	0.54%	1.42%
Net charge-offs to total loans held for investment	0.30%	0.10%	0.12%	0.12%	0.11%

(1) Share and per share figures have been adjusted for all periods presented to reflect the Company's 3-for-2 stock split effective April 30, 2021.
(2) Beginning in the fourth quarter of 2020, the quarterly dividends have been declared and paid subsequent to the applicable quarter-end.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

This section of this Form 10-K/A generally discusses 2022 and 2021 events and results and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K/A can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

For the year ended December 31, 2022, the Company reported net income from continuing operations of $17.0 million compared to $52.6 million reported for 2021. Basic and diluted earnings per share from continuing operations were $0.90 for 2022 compared to $2.95 for 2021.

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

	For the Years Ended December 31,
	2022 (Restated)			2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Taxable securities	$386,363	$8,744	2.26%	$304,685	$5,192	1.70%	$106,228	$2,582	2.43%
Tax-exempt securities (1)	20,562	423	2.06%	12,518	302	2.41%	6,175	178	2.88%
Total securities	406,925	9,167	2.25%	317,203	5,494	1.73%	112,403	2,760	2.46%
Interest-earning deposits in other banks	83,544	1,208	1.45%	114,316	135	0.12%	108,587	169	0.16%
Federal funds sold	33,989	364	1.07%	45,314	47	0.10%	596	2	0.34%
Loans held for sale	44,543	1,494	3.35%	145,075	4,162	2.87%	140,496	3,922	2.79%
Paycheck Protection Program loans (2)	18,224	535	2.94%	351,179	17,311	4.93%	237,229	10,347	4.36%
Loans held for investment (including loan fees) (2,3,4)	2,028,828	108,972	5.37%	1,659,845	76,460	4.61%	675,226	37,291	5.52%
Total average interest-earning assets	2,616,053	121,740	4.65%	2,632,932	103,609	3.94%	1,274,537	54,491	4.28%
Less: allowance for loan losses	(16,474)			(13,036)			(7,944)
Total noninterest-earning assets	225,253			201,222			106,245
Total average assets	$2,824,832			$2,821,118			$1,372,838
Liabilities and stockholders’ equity:
Interest-bearing demand, money market deposits, and savings	$1,131,718	$7,625	0.67%	$908,418	$2,244	0.25%	$346,784	$1,485	0.43%
Time deposits (5)	412,671	3,635	0.88%	540,471	4,193	0.78%	261,891	4,761	1.82%
Total interest-bearing deposits	1,544,389	11,260	0.73%	1,448,889	6,437	0.44%	608,675	6,246	1.03%
FHLB borrowings (6)	113,478	3,497	3.08%	147,919	1,211	0.82%	121,033	1,654	1.37%
FRB borrowings	4,881	114	2.34%	245,196	790	0.32%	223,869	785	0.35%
Subordinated notes (7)	39,953	2,215	5.54%	46,226	2,627	5.68%	23,566	1,265	5.37%
Total average interest-bearing liabilities	1,702,701	17,086	1.00%	1,888,230	11,065	0.59%	977,143	9,950	1.02%
Noninterest-bearing demand deposits	821,208			658,063			283,186
Other noninterest-bearing liabilities	37,042			30,700			15,358
Stockholders’ equity	263,881			244,125			97,151
Total average liabilities and stockholders’ equity	$2,824,832			$2,821,118			$1,372,838
Net interest income and margin (8)		$104,654	4.00%		$92,544	3.51%		$44,541	3.49%
Cost of funds (9)			0.68%			0.43%			0.79%
Net interest spread (10)			3.65%			3.35%			3.26%

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

	2022 (Restated) compared to 2021			2021 compared to 2020
	Increase/(Decrease) Due to (1)		Total Increase/	Increase/(Decrease) Due to (1)		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Taxable securities	$1,392	$2,160	$3,552	$4,824	$(2,214)	$2,610
Tax-exempt securities	194	(72)	122	183	(59)	124
Interest-earning deposits in other banks	(36)	1,110	1,074	9	(43)	(34)
Federal funds sold	(12)	330	318	150	(105)	45
Loans held for sale	(2,884)	213	(2,671)	128	112	240
Paycheck Protection Program loans	(16,413)	(364)	(16,777)	4,970	1,994	6,964
Loans held for investment	16,996	15,517	32,513	54,378	(15,209)	39,169
Total interest income	$(763)	$18,894	$18,131	$64,642	$(15,524)	$49,118
Interest Expense
Interest-bearing demand, money market deposits, and savings	$551	$4,830	$5,381	$2,405	(1,646)	$759
Time deposits	(991)	434	(557)	5,064	(5,632)	(568)
FHLB borrowings	(282)	2,568	2,286	367	(810)	(443)
FRB borrowings	(775)	98	(677)	75	(70)	5
Subordinated notes	(356)	(55)	(411)	1,218	144	1,362
Total interest expense	(1,853)	7,875	$6,022	9,129	(8,014)	1,115
Change in Net Interest Income	$1,090	$11,019	$12,109	$55,513	$(7,510)	$48,003

(1) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Average interest-earning assets were $2.62 billion for the year ended December 31, 2022 compared to $2.63 billion for the same period of 2021, a $16.9 million decrease. Growth in average balances of loans held for investment, excluding PPP loans, was $369.0 million for 2022, partially attributable to the Company's investment in its government guaranteed, middle market, and specialized lending teams, which drove approximately 30% of this growth. This growth was partially offset by lower average balances of PPP loans in the 2022 period ($18.2 million) compared to the 2021 period ($351.2 million). Total interest income (on a taxable equivalent basis) increased by $18.1 million to $121.7 million for the year ended December 31, 2022 compared to the same period of 2021. This increase was primarily due to higher average balances of and yields on loans held for investments, excluding PPP loans, partially offset by lower average balances of PPP loans. Processing fees, net of costs, and interest income earned by the Company for PPP loans for the years ended December 31, 2022 and 2021 were $535 thousand and $17.3 million, respectively. Interest income in 2022 and 2021 included accretion of fair value adjustments (discounts) on acquired loans of $7.4 million and $2.0 million, respectively.

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

Net interest income (on a taxable equivalent basis) was $104.7 million for the year ended December 31, 2022 compared to $92.5 million for the year ended December 31, 2021, while net interest margin was 4.00% and 3.51% for the same respective periods. The increase in net interest income in 2022 was primarily due to significant loan growth, higher loan and other interest-earning asset yields, a positive shift in the mix of interest-earning assets, and favorable purchase accounting adjustments, partially offset by higher funding costs and lower PPP-related income. The Company anticipates that net interest income and net interest margin will be negatively affected if funding costs continue to rise in 2023.

Provision for Loan Losses. The provision for loan losses was $25.7 million for the year ended December 31, 2022 compared to $117 thousand for the year ended December 31, 2021, an increase of $25.6 million. The increase in the provision for loan losses during 2022 was due to reserves for loan growth, excluding PPP loans, of $621.9 million and qualitative loss factor adjustments, primarily due to changes in economic conditions. In addition, higher provision for loan losses in the 2022 period was attributable to specific reserves on a portfolio of specialty finance loans.

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

Income Tax Expense. For the year ended December 31, 2022, provision for income taxes was $5.3 million (effective tax rate of 23.0%) compared to $15.7 million (effective tax rate of 23.0%) for the same period of 2021.

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

	December 31,
	2022 (Restated)		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$590,049	24.4%	$320,827	17.7%
Paycheck Protection Program	11,967	0.5%	30,742	1.7%
Real estate – construction, commercial	183,301	7.6%	146,523	8.1%
Real estate – construction, residential	76,599	3.2%	58,857	3.3%
Real estate – mortgage, commercial	864,989	35.8%	701,503	38.8%
Real estate – mortgage, residential	631,772	26.2%	493,982	27.3%
Real estate – mortgage, farmland	6,599	0.3%	6,173	0.3%
Consumer	47,423	2.0%	49,877	2.8%
Gross loans	2,412,699	100.0%	1,808,484	100.0%
Less: deferred loan fees, net of costs	(1,640)		(906)
Gross loans, net of deferred loan fees	2,411,059		1,807,578
Less: Allowance for loan losses	(30,740)		(12,121)
Net loans	$2,380,319		$1,795,457
Loans held for sale (not included in totals above)	$69,534		$121,943

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

	For the years ended December 31,
	2022	2021
(Dollars in thousands)	(Restated)
Allowance, beginning of period	$12,121	$13,827
Charge-offs
Commercial and industrial	$(4,779)	$(1,098)
Real estate – construction	(162)	(195)
Real estate – mortgage	(1,824)	(125)
Consumer	(1,686)	(1,123)
Total charge-offs	(8,451)	(2,541)
Recoveries
Commercial and industrial	442	196
Real estate – construction	40	—
Real estate – mortgage	409	98
Consumer	492	424
Total recoveries	1,383	718
Net charge-offs	(7,068)	(1,823)
Provision for loan losses	25,687	117
Allowance, end of period	$30,740	$12,121
Ratio of net charge-offs to average loans outstanding during period:
Commercial and industrial	0.98%	0.32%
Real estate – construction	0.06%	0.10%
Real estate – mortgage	0.11%	0.00%
Consumer	1.04%	0.32%
Total loans	0.34%	0.10%

The increase in the provision for loan losses during 2022 was primarily due to reserves for loan growth, excluding PPP loans, of $621.9 million, higher specific reserves for impaired loans, including specialty finance loans, and qualitative loss factor adjustments, primarily due to changes in economic conditions.

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

	December 31,
	2022	% of Loans	2021	% of Loans
(Dollars in thousands)	(Restated)
Commercial and industrial	$23,073	24.4%	$2,859	17.7%
Paycheck Protection Program	—	0.5%	—	1.7%
Real estate – construction, commercial	1,637	7.6%	895	8.1%
Real estate – construction, residential	628	3.2%	21	3.3%
Real estate – mortgage, commercial	2,356	35.8%	4,294	38.8%
Real estate – mortgage, residential	1,760	26.2%	1,493	27.3%
Real estate – mortgage, farmland	4	0.3%	18	0.3%
Consumer	1,282	2.0%	2,541	2.8%
	$30,740	100.0%	$12,121	100.0%

The Company does not carry an allowance for loan losses on PPP loans as they are fully guaranteed by the U.S. government. In future periods, the Company may be required to establish an allowance for loan losses for these loans, which would result in a provision for loan losses charged to earnings.

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

	December 31,
	2022	2021
(Dollars in thousands)	(Restated)
Nonaccrual loans (1)	$76,050	$15,177
Loans past due 90 days and still accruing (1)	8,260	917
Total nonperforming loans	$84,310	$16,094
Other real estate owned	195	157
Total nonperforming assets	$84,505	$16,251
Allowance for loan losses	$30,740	$12,121
Loans held for investment, including PPP loans	$2,411,059	$1,807,578
Loans held for investment, excluding PPP loans	$2,399,092	$1,777,172
Total assets	$3,130,465	$2,665,139
Allowance for loan losses to total loans held for investment, including PPP loans	1.27%	0.67%
Allowance for loan losses to total loans held for investment, excluding PPP loans	1.28%	0.68%
Allowance for loan losses to nonaccrual loans	40.42%	79.86%
Allowance for loan losses to nonperforming loans	36.46%	75.31%
Nonaccrual loans to total loans held for investment, including PPP loans	3.15%	0.84%
Nonaccrual loans to total loans held for investment, excluding PPP loans	3.17%	0.85%
Nonperforming loans to total loans held for investment, including PPP loans	3.50%	0.89%
Nonperforming loans to total loans held for investment, excluding PPP loans	3.51%	0.91%
Nonperforming assets to total assets	2.70%	0.61%

(1) Excluding PCI loans and accruing TDRs

The increases in the above allowance for loan losses ratios in 2022 was primarily due to $11.4 million of specific reserves on a portfolio of specialty finance loans totaling $65.7 million that were placed on nonaccrual status in the fourth quarter of 2022. Also contributing to the increase were reserve needs for commercial and industrial loans, which are generally riskier than loans secured by real estate, and higher qualitative loss factor adjustments, primarily due to changes in economic conditions. During 2022, the Company added a team of commercial lenders that focus on relationships lending to middle market borrowers. Loans to these borrowers are generally larger and may be secured by cash flows and/or other assets of the business.

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

Impaired loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. The Company had 12 TDRs in the amount of $38.3 million as of December 31, 2022 and eight TDRs in the amount of $688 thousand as of December 31, 2021. Included in the $38.3 million of TDRs as of December 31, 2022 was one $37.3 million specialty finance loan (classified as commercial and industrial) that was modified via an extension of terms and placed on nonaccrual status in the fourth quarter of 2022.

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

The Bank had unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $28.0 million and $44.0 million at December 31, 2022 and 2021, respectively. These lines bear interest at the prevailing rate for such lines and are cancelable at any time by the correspondent banks. These lines were not drawn upon at December 31, 2022 or 2021.

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

	As of December 31, 2022 (Restated)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,097	10.93%	$289,246	10.50%	$275,473	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$234,152	8.50%	$220,379	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$192,831	7.00%	$179,058	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,545	8.90%	$120,644	4.00%	$150,805	5.00%

	As of December 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2022 and December 31, 2021, the Company had outstanding loan commitments of $719.2 million and $475.1 million, respectively. Of these amounts, $107.9 million and $88.1 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated herein by reference to the information in section "Interest Rate Risk Management" within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K/A.

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

Restatement of the 2022 Financial Statements

As discussed in Note 23 to the Form 10-K/A, the 2022 financial statements have been restated to correct a misstatement related to the accounting for certain loans, with respect to the timing of when certain loans were placed on nonaccrual, reserved for and charged-off.

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

Auditor Firm Id: 149

Raleigh, North Carolina

March 10, 2023, except for the effects of the restatement described in Note 23, as to which the date is November 14, 2023

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

December 31, 2022 (Restated) and 2021

	As of December 31,
	2022	2021
(Dollars in thousands except share data)	(Restated)
ASSETS
Cash and due from banks	$77,274	$130,548
Federal funds sold	1,426	43,903
Securities available for sale, at fair value	354,341	373,532
Restricted equity investments	21,257	8,334
Other equity investments	23,776	14,184
Other investments	24,672	12,681
Loans held for sale	69,534	121,943
Paycheck Protection Program loans, net of deferred fees and costs	11,967	30,406
Loans held for investment, net of deferred fees and costs	2,399,092	1,777,172
Less allowance for loan losses	(30,740)	(12,121)
Loans held for investment, net	2,368,352	1,765,051
Accrued interest receivable	11,569	9,573
Other real estate owned	195	157
Premises and equipment, net	23,152	26,624
Right-of-use asset	6,903	6,317
Bank owned life insurance	47,245	46,545
Goodwill	26,826	26,826
Other intangible assets	6,583	7,594
Mortgage servicing rights, net	28,991	16,469
Deferred tax asset, net	12,227	150
Other assets	14,175	23,001
Assets of discontinued operations	—	1,301
Total assets	$3,130,465	$2,665,139
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$640,101	$685,801
Interest-bearing demand and money market deposits	1,318,799	962,092
Savings	151,646	150,376
Time deposits	391,961	499,502
Total deposits	2,502,507	2,297,771
FHLB borrowings	311,700	10,111
FRB borrowings	51	17,901
Subordinated notes, net	39,920	39,986
Lease liability	7,860	7,651
Other liabilities	19,634	14,543
Liabilities of discontinued operations	—	37
Total liabilities	2,881,672	2,388,000
Commitments and contingencies (Note 22)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 and 25,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 18,950,329 and 18,774,082 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	195,960	194,309
Additional paid-in capital	252	252
Retained earnings	97,682	85,982
Accumulated other comprehensive loss, net of tax	(45,101)	(3,632)
Total Blue Ridge Bankshares, Inc. stockholders' equity before noncontrolling interest	248,793	276,911
Noncontrolling interest of discontinued operations	—	228
Total stockholders’ equity	248,793	277,139
Total liabilities and stockholders’ equity	$3,130,465	$2,665,139

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2022 (Restated), 2021, and 2020

	For the years ended December 31,
	2022	2021	2020
(Dollars in thousands, except per share data)	(Restated)
INTEREST INCOME
Interest and fees on loans	$111,002	$97,933	$51,559
Interest on securities, deposit accounts, and federal funds sold	10,650	5,613	2,901
Total interest income	121,652	103,546	54,460
INTEREST EXPENSE
Interest on deposits	11,260	6,437	6,246
Interest on subordinated notes	2,215	2,627	1,265
Interest on FHLB and FRB borrowings	3,610	2,001	2,439
Total interest expense	17,085	11,065	9,950
Net interest income	104,567	92,481	44,510
Provision for loan losses	25,687	117	10,450
Net interest income after provision for loan losses	78,880	92,364	34,060
NONINTEREST INCOME
Fair value adjustments of other equity investments	9,306	7,316	—
Gain on sale of Paycheck Protection Program loans	—	24,315	—
Residential mortgage banking income, net	12,609	28,624	44,460
Mortgage servicing rights	8,038	8,398	7,084
Gain on sale of guaranteed government loans	4,734	2,005	880
Gain on termination of interest rate swaps	—	6,221	—
Wealth and trust management	1,769	2,373	—
Service charges on deposit accounts	1,289	1,464	905
Increase in cash surrender value of bank owned life insurance	1,348	932	390
Bank and purchase card, net	2,240	1,805	1,297
Other	6,759	3,535	834
Total noninterest income	48,092	86,988	55,850
NONINTEREST EXPENSE
Salaries and employee benefits	56,006	61,481	44,974
Occupancy and equipment	5,916	6,413	3,444
Data processing	4,593	4,233	2,504
Legal and regulatory filing	3,004	1,736	2,687
Advertising and marketing	1,460	1,364	734
Communications	3,825	2,810	718
Audit and accounting fees	1,304	902	436
FDIC insurance	1,340	1,014	749
Intangible amortization	1,525	1,671	629
Other contractual services	3,137	2,783	1,408
Other taxes and assessments	2,668	2,607	1,006
Regulatory remediation	7,442	—	—
Merger-related	50	11,868	2,372
Other	12,506	12,106	5,575
Total noninterest expense	104,776	110,988	67,236
Income from continuing operations before income tax expense	22,196	68,364	22,674
Income tax expense	5,199	15,740	4,837
Net income from continuing operations	$16,997	$52,624	$17,837
Discontinued Operations
Income (loss) from discontinued operations before income taxes (including gain on disposal of $471 thousand for the year ended December 31, 2022)	426	(183)	(177)
Income tax expense (benefit)	89	(39)	(37)
Net income (loss) from discontinued operations	337	(144)	(140)
Net income	$17,334	$52,480	$17,697
Net income from discontinued operations attributable to noncontrolling interest	(1)	(3)	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$17,333	$52,477	$17,696
Net income available to common stockholders	$17,333	$52,477	$17,696
Basic and Diluted EPS from continuing operations	$0.90	$2.95	$2.07

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2022 (Restated), 2021, and 2020

	For the years ended December 31,
	2022	2021	2020
(Dollars in thousands)	(Restated)
Net income	$17,334	$52,480	$17,697
Other comprehensive income (loss):
Gross unrealized (losses) gains on securities available for sale arising during the period	(53,405)	(6,093)	491
Deferred income tax benefit (expense)	11,936	1,279	(103)
Reclassification of net loss (gain) on securities available for sale included in net income	—	144	(211)
Income tax (benefit) expense	—	(30)	44
Unrealized (losses) gains on securities available for sale arising during the period, net of tax	(41,469)	(4,700)	221
Gross unrealized gains (losses) on interest rate swaps	—	7,240	(774)
Deferred income tax (expense) benefit	—	(1,521)	163
Reclassification of net gains on interest rate swaps included in net income	—	(6,221)	—
Income tax expense	—	1,307	—
Unrealized gains (losses) on interest rate swaps, net of tax	—	805	(611)
Gross unrealized losses on pension and post-retirement benefit plans	—	(2)	—
Deferred income tax benefit	—	1	—
Unrealized losses on pension and post-retirement benefit plans	—	(1)	—
Transfer of securities held to maturity to available for sale	—	—	538
Deferred income tax expense	—	—	(113)
Unrealized gains on transfer of securities held to maturity to available for sale, net of tax	—	—	425
Other comprehensive (loss) gain, net of tax	(41,469)	(3,896)	35
Comprehensive net (loss) income	$(24,135)	$48,584	$17,732
Comprehensive net income from discontinued operations attributable to noncontrolling interest	(1)	(3)	(1)
Comprehensive net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(24,136)	$48,581	$17,731

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

As of and for the years ended December 31, 2022 (Restated), 2021, and 2020

(Dollars in thousands except share data)	Shares of Common Stock (1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interest of Discontinued Operations	Total
Balance, December 31, 2019	8,487,878	$66,204	$252	$25,428	$229	$224	$92,337
Net income	—	—	—	17,696	—	1	17,697
Other comprehensive income	—	—	—	—	35	—	35
Dividends on common stock	—	—	—	(2,436)	—	—	(2,436)
Restricted stock awards, net of forfeitures	90,054	567	—	—	—	—	567
Balance, December 31, 2020	8,577,932	$66,771	$252	$40,688	$264	$225	$108,200
Net income	—	—	—	52,477	—	3	52,480
Other comprehensive loss	—	—	—	—	(3,896)	—	(3,896)
Dividends on common stock	—	—	—	(7,183)	—	—	(7,183)
Issuance of common stock and other consideration paid in business combination	9,951,743	125,403	—	—	—	—	125,403
Stock option exercises	89,786	804	—	—	—	—	804
Restricted stock awards, net of forfeitures	154,621	1,331	—	—	—	—	1,331
Balance, December 31, 2021	18,774,082	$194,309	$252	$85,982	$(3,632)	$228	$277,139
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Net income (as restated)	—	—	—	17,333	—	1	17,334
Other comprehensive loss	—	—	—	—	(41,469)	—	(41,469)
Dividends on common stock	—	—	—	(9,175)	—	—	(9,175)
Stock option exercises	1,183	14	—	—	—	—	14
Restricted stock awards, net of forfeitures	169,584	1,564	—	—	—	—	1,564
Dividend reinvestment plan issuances	5,480	73	—	—	—	—	73
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance, December 31, 2022 (as restated)	18,950,329	$195,960	$252	$97,682	$(45,101)	$—	$248,793

(1) Common stock outstanding as of and for the periods presented is reflective of the Company's 3-for-2 stock split effective April 30, 2021 (the "Stock Split").

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2022 (Restated), 2021, and 2020

	For the years ended December 31,
	2022	2021	2020
(Dollars in thousands)	(Restated)
Cash Flows From Operating Activities
Net income from continuing operations	$16,997	$52,624	$17,837
Net income (loss) from discontinued operations	337	(144)	(140)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,977	2,144	924
Deferred income tax (benefit) expense	(20)	1,923	(1,680)
Provision for loan losses	25,687	117	10,450
Accretion of fair value adjustments (discounts) on acquired loans	(7,392)	(2,006)	(1,030)
Accretion of fair value adjustments (premiums) on acquired time deposits	(1,480)	(3,225)	(23)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(101)	(176)	—
Proceeds from sale of mortgage loans held for sale	522,252	1,228,021	1,099,378
Mortgage loans held for sale, originated	(416,772)	(1,171,787)	(1,180,190)
Gain on sale of mortgage loans	(4,451)	(21,432)	(42,140)
Proceeds from sale of guaranteed government loans held for sale	54,271	—	—
Guaranteed government loans held for sale, originated	(88,077)	—	—
Gain on sale of guaranteed government loans	(4,734)	—	—
Gain on sale of Paycheck Protection Program loans	—	(24,315)	—
Realized losses (gains) on sale of available for sale securities	—	144	(211)
(Gain) loss on disposal of premises and equipment	(263)	110	160
Investment amortization expense, net	1,332	1,865	1,138
Amortization of subordinated debt issuance costs	35	206	55
Intangible amortization	1,525	1,671	629
Fair value adjustments of other equity investments	(9,306)	(7,316)	—
Fair value adjustments attributable to mortgage servicing rights	(2,248)	—	—
Fair value adjustments on other real estate owned	—	75	—
Increase in cash surrender value of bank owned life insurance	(1,348)	(932)	(390)
Decrease (increase) in other assets	393	12,347	(26,332)
Increase (decrease) in other liabilities	5,262	(10,921)	13,002
Net cash provided by (used in) operating activities - continuing operations	93,876	58,993	(108,563)
Net cash provided by operating activities - discontinued operations	55	220	223
Cash provided by (used in) operating activities	93,931	59,213	(108,340)
Cash Flows From Investing Activities
Net increase in loans held for investment	(631,797)	(59,053)	(53,320)
Net decrease (increase) in federal funds sold	42,477	(41,396)	(295)
Purchases of securities available for sale	(68,261)	(264,929)	(44,164)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	32,655	71,804	53,595
Proceeds from calls, sales, paydowns, and maturities of securities held to maturity	—	—	1,212
Proceeds from sale of other real estate owned	70	341	—
Proceeds from sale of Paycheck Protection Program loans	—	705,930	—
Net decrease (increase) in Paycheck Protection Program loans	18,439	(382,830)	(292,068)
Net change in restricted equity and other investments	(13,899)	(78)	(2,943)
Purchase of premises and equipment	(455)	(1,217)	(3,010)
Proceeds from sale of premises and equipment	2,211	547	719
Purchase of bank owned life insurance	—	(9,600)	—
Redemption of bank owned life insurance	414	—	—
Capital calls of small business investment company funds and other investments	(11,310)	(11,582)	(609)

Net cash acquired in acquisition of Bay Banks of Virginia, Inc.	—	44,066	—
Nonincome distributions from SBICs and other investments	1,028	647	94
Net cash (used in) provided by investing activities - continuing operations	(628,428)	52,650	(340,789)
Net cash provided by (used in) investing activities - discontinued operations	245	(166)	(96)
Cash (used in) provided by investing activities	(628,183)	52,484	(340,885)
Cash Flows From Financing Activities
Net increase in demand, savings, and other interest-bearing deposits	312,277	452,173	232,591
Net decrease in time deposits	(106,061)	(127,174)	(9,512)
Common stock dividends paid	(9,175)	(7,183)	(2,436)
FHLB advances	822,900	721,000	676,900
FHLB repayments	(521,200)	(836,000)	(686,700)
FRB advances	—	434,336	363,682
FRB repayments	(17,850)	(722,900)	(82,032)
Stock option exercises	14	804	—
Dividend reinvestment plan issuances	73	—	—
Redemption of subordinated notes	—	(14,150)	—
Issuance of subordinated notes	—	—	15,000
Payment of subordinated notes issuance costs	—	—	(349)
Net cash provided by (used in) financing activities - continuing operations	480,978	(99,094)	507,144
Net cash provided by financing activities - discontinued operations	—	—	—
Cash provided by (used in) financing activities	480,978	(99,094)	507,144
Net (decrease) increase in cash and due from banks	(53,274)	12,603	57,919
Cash and due from banks at beginning of period	130,548	117,945	60,026
Cash and due from banks at end of period	$77,274	$130,548	$117,945

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$16,011	$11,583	$10,030
Income taxes	$2,077	$10,131	$2,000
Non-cash investing and financing activities:
Unrealized (losses) gains on securities available for sale	$(53,405)	$(6,024)	$1,029
Transfers of securities from held to maturity to available for sale	$—	$—	$10,980
Restricted stock awards, net of forfeitures	$1,564	$1,331	$567
Assets acquired in business combination	$—	$1,224,583	$—
Liabilities assumed in business combination	$—	$1,107,036	$—
Effective settlement of subordinated notes in business combination	$—	$650	$—
Change in goodwill	$—	$7,206	$23
Cumulative effect adjustment of change in accounting method	$3,542	$—	$—

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

The Company expects to finalize the adoption of ASU 2016-13 during the first quarter of 2023 effective as of January 1, 2023. The Company to date has selected the software vendor for implementation, sourced and tested required data from the Company’s loan systems, tested data feeds to the model, determined appropriate segmentation of its portfolio, selected a preliminary forecast period for reasonable and supportable forecasts, and has performed parallel runs of the model as of the second, third, and fourth quarters of 2022. Additionally, the Company contracted for and received results from an independent third party, which validated the CECL model and process. The Company is currently finalizing its assessment of current and forecasted macroeconomic factors and assumptions and is testing and finalizing internal controls.

The increase to the allowance for loan losses and the liability for unfunded commitments will have no impact on the consolidated statement of operations upon the adoption of CECL. Instead, the increase in the allowance for loan losses will result in a corresponding increase in the carrying value of loans held for investment for those loans deemed to be purchased credit deteriorated (“PCD”) or a decrease to retained earnings through an after-tax cumulative effect adjustment for those loans deemed to be non-PCD. The increase in the liability for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, will result in a corresponding decrease to retained earnings through an after-tax cumulative effect adjustment. The Company's allowance for loan losses as of January 1, 2023 will increase by $7.4 million while retained earnings will decrease by $5.2 million. In addition, the Company will increase the liability for unfunded commitments by $3.7 million while retained earnings will decrease by $2.9 million.

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

Note 4. Loans and Allowance for Loan Losses (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

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

	December 31,
(Dollars in thousands)	2022	2021
PCI loans
Outstanding principal balance	$64,911	$97,418
Recorded investment	58,748	84,029
Purchased performing loans
Outstanding principal balance	513,461	706,147
Recorded investment	511,752	703,333
Total acquired loans
Outstanding principal balance	578,372	803,565
Recorded investment	570,500	787,362

The following table presents the changes in the accretable yield for PCI loans for the periods stated.

	December 31,
(Dollars in thousands)	2022	2021
Balance, beginning of period	$16,849	$123
Additions	—	10,030
Accretion	(9,410)	(5,381)
Reclassification of nonaccretable difference due to improvement in expected cash flows	3,804	1,400
Other changes, net	(71)	10,677
Balance, end of period	$11,172	$16,849

The following tables present the aging of the recorded investment of loans held for investment as of the dates stated.

	December 31, 2022 (Restated)
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$488	$279	$—	$68,039	$68,806	$1,481	$519,762	$590,049
Paycheck Protection Program	—	—	—	—	—	—	11,967	11,967
Real estate – construction, commercial	1,137	19	—	714	1,870	—	181,431	183,301
Real estate – construction, residential	1,416	1,204	—	—	2,620	7	73,972	76,599
Real estate – mortgage, commercial	6,198	297	6,234	1,658	14,387	51,223	799,379	864,989
Real estate – mortgage, residential	4,544	231	1,998	5,143	11,916	5,678	614,178	631,772
Real estate – mortgage, farmland	—	75	—	—	75	—	6,524	6,599
Consumer	880	200	28	495	1,603	359	45,461	47,423
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(1,640)	(1,640)
Total Loans	$14,663	$2,305	$8,260	$76,049	$101,277	$58,748	$2,251,034	$2,411,059

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial and industrial	$2,338	$—	$30	$6,066	$8,434	$8,903	$303,490	$320,827
Paycheck Protection Program	—	—	—	—	—	—	30,742	30,742
Real estate – construction, commercial	271	—	—	88	359	14,754	131,410	146,523
Real estate – construction, residential	651	98	279	413	1,441	—	57,416	58,857
Real estate – mortgage, commercial	53	—	—	3,024	3,077	51,872	646,554	701,503
Real estate – mortgage, residential	13,950	1,587	359	5,190	21,086	7,621	465,275	493,982
Real estate – mortgage, farmland	—	—	—	—	—	—	6,173	6,173
Consumer	902	583	249	396	2,130	879	46,868	49,877
Less: deferred loan fees, net of costs	—	—	—	—	—	—	(906)	(906)
Total Loans	$18,165	$2,268	$917	$15,177	$36,527	$84,029	$1,687,022	$1,807,578

The following tables present the aging of the recorded investment of PCI loans as of the dates stated.

	December 31, 2022
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$1,481	$1,481
Real estate – construction, commercial	—	—	7	7
Real estate – mortgage, commercial	—	—	51,223	51,223
Real estate – mortgage, residential	354	—	5,324	5,678
Consumer	—	—	359	359
Total PCI Loans	$354	$—	$58,394	$58,748

	December 31, 2021
(Dollars in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Current Loans	Total Loans
Commercial and industrial	$—	$—	$8,903	$8,903
Real estate – construction, commercial	—	—	14,754	14,754
Real estate – mortgage, commercial	—	—	51,872	51,872
Real estate – mortgage, residential	147	—	7,474	7,621
Consumer	—	4	875	879
Total PCI Loans	$147	$4	$83,878	$84,029

The following tables present the allowance for loan losses and the amount of loans evaluated for impairment, individually and collectively, by loan type as of the dates stated.

	December 31, 2022 (Restated)
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$1,481	$1,481	$—
Real estate – construction, commercial	—	7	7	—
Real estate – mortgage, commercial	—	51,223	51,223	3
Real estate – mortgage, residential	—	5,678	5,678	—
Consumer	—	359	359	—
Total PCI loans	—	58,748	58,748	3
Originated and purchased performing loans:
Commercial and industrial	67,654	520,914	588,568	23,073
Real estate – construction, commercial	521	182,773	183,294	1,637
Real estate – construction, residential	—	76,599	76,599	628
Real estate – mortgage, commercial	4,634	809,132	813,766	2,353
Real estate – mortgage, residential	834	625,260	626,094	1,760
Real estate – mortgage, farmland	—	6,599	6,599	4
Consumer	—	47,064	47,064	1,282
Total originated and purchased performing loans	73,643	2,268,341	2,341,984	30,737
Gross loans	73,643	2,327,089	2,400,732	30,740
Less: deferred loan fees, net of costs	—	(1,640)	(1,640)	—
Total	$73,643	$2,325,449	$2,399,092	$30,740

	December 31, 2021
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$8,903	$8,903	$—
Real estate – construction, commercial	—	14,754	14,754	—
Real estate – mortgage, commercial	—	51,872	51,872	—
Real estate – mortgage, residential	—	7,621	7,621	117
Consumer	—	879	879	—
Total PCI loans	—	84,029	84,029	117
Originated and purchased performing loans:
Commercial and industrial	4,612	307,312	311,924	7,133
Real estate – construction, commercial	527	131,242	131,769	953
Real estate – construction, residential	—	58,857	58,857	395
Real estate – mortgage, commercial	3,194	646,437	649,631	1,403
Real estate – mortgage, residential	1,400	484,961	486,361	1,184
Real estate – mortgage, farmland	—	6,173	6,173	23
Consumer	—	48,998	48,998	913
Total originated and purchased performing loans	9,733	1,683,980	1,693,713	12,004
Gross loans	9,733	1,768,009	1,777,742	12,121
Less: deferred loan fees, net of costs	—	(570)	(570)	—
Total	$9,733	$1,767,439	$1,777,172	$12,121

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

The following tables present information related to impaired loans by loan type as of the dates presented.

	December 31, 2022 (Restated)			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$1,268	$1,289	$—	$—	$—	$—
Real estate – construction, commercial	521	521	—	527	527	—
Real estate – mortgage, commercial	4,508	4,504	—	—	—	—
Real estate – mortgage, residential	834	834	—	—	—	—
With an allowance recorded:
Commercial and industrial	$66,386	$66,386	$11,605	$4,612	$4,612	$836
Real estate – mortgage, commercial	126	126	1	3,194	3,849	1
Real estate – mortgage, residential	—	—	—	1,400	1,400	42
Total	$73,643	$73,660	$11,606	$9,733	$10,388	$879

The increase in impaired loans was primarily attributable to a portfolio specialty finance loans (classified as commercial and industrial loans), totaling $68.7 million as of December 31, 2022, and risk graded as substandard as of the same date. These loans were deemed impaired per Company policy and individually evaluated for impairment. These impairment analyses resulted in an increase of $11.4 million in the allowance for loan losses as of December 31, 2022, which is included in the table above.

Impaired loans also include TDRs. As of December 31, 2022, there were 12 TDRs totaling $38.3 million as compared to eight TDRs totaling $688 thousand as of December 31, 2021. Included in the $38.3 million of TDRs as of December 31, 2022 was one $37.3 million specialty finance loan (classified as a commercial and industrial loan) that was modified via an extension of terms and placed on nonaccrual status in the fourth quarter of 2022.

The following table presents an analysis of the change in the allowance for loans losses by loan type as of the dates and for the periods stated.

	December 31,
	2022	2021	2020
(Dollars in thousands)	(Restated)
Allowance for loan losses, beginning of period	$12,121	$13,827	$4,572
Charge-offs
Commercial and industrial	(4,779)	(1,098)	(6)
Real estate – construction	(162)	(195)	—
Real estate – mortgage	(1,824)	(125)	(505)
Consumer	(1,686)	(1,123)	(994)
Total charge-offs	(8,451)	(2,541)	(1,505)
Recoveries
Commercial and industrial	442	196	41
Real estate – construction	40	—	—
Real estate – mortgage	409	98	8
Consumer	492	424	261
Total recoveries	1,383	718	310
Net charge-offs	(7,068)	(1,823)	(1,195)
Provision for loan losses	25,687	117	10,450
Allowance for loan losses, end of period	$30,740	$12,121	$13,827

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

Risk Grade 9 – Loss: Loans classified loss are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer charging off the worthless loan, even though partial recovery may be effected in the future. Probable loss portions of doubtful loans are charged off promptly against the allowance for loan losses.

There were no loans classified as doubtful or loss as of December 31, 2022 and December 31, 2021.

The following tables present the Company's loan portfolio (PCI and originated and purchased performing) by internal loan grades as of the dates stated. PPP loans are risk graded strong because they are fully guaranteed by the U.S. government.

	December 31, 2022 (Restated)
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,369	$—	$112	$—	$—	$1,481
Real estate – construction, commercial	—	—	—	7	—	—	—	—	7
Real estate – mortgage, commercial	—	—	—	22,778	26,059	1,700	686	—	51,223
Real estate – mortgage residential	—	—	—	1,453	1,985	—	2,240	—	5,678
Consumer	—	—	—	—	353	—	6	—	359
Total PCI loans	—	—	—	25,607	28,397	1,812	2,932	—	58,748
Originated and purchased performing loans:
Commercial and industrial	318	885	192,393	291,204	31,902	2,834	69,032	—	588,568
Paycheck Protection Program	11,967	—	—	—	—	—	—	—	11,967
Real estate – construction, commercial	—	361	14,223	156,027	8,504	3,365	814	—	183,294
Real estate – construction, residential	—	—	3,110	72,327	1,162	—	—	—	76,599
Real estate – mortgage, commercial	—	2,330	187,648	561,554	54,352	2,048	5,834	—	813,766
Real estate – mortgage residential	—	7,311	233,697	365,511	11,858	—	7,717	—	626,094
Real estate – mortgage, farmland	549	—	1,315	4,609	126	—	—	—	6,599
Consumer	197	—	21,330	24,731	256	—	550	—	47,064
Total originated and purchased performing loans:	13,031	10,887	653,716	1,475,963	108,160	8,247	83,947	—	2,353,951
Gross loans	$13,031	$10,887	$653,716	$1,501,570	$136,557	$10,059	$86,879	$—	$2,412,699
Less: deferred loan fees, net of costs									(1,640)
Total									$2,411,059

	December 31, 2021
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,567	$2,818	$2,748	$1,770	$—	$8,903
Real estate – construction, commercial	—	—	—	2,423	—	11,010	1,321	—	14,754
Real estate – mortgage, commercial	—	—	—	2,642	3,892	33,487	11,851	—	51,872
Real estate – mortgage residential	—	—	—	142	1,657	2,709	3,113	—	7,621
Consumer	—	—	—	—	388	481	10	—	879
Total PCI loans	—	—	—	6,774	8,755	50,435	18,065	—	84,029
Originated and purchased performing loans:
Commercial and industrial	291	560	156,519	133,738	11,256	3,180	6,380	—	311,924
Paycheck Protection Program	30,742	—	—	—	—	—	—	—	30,742
Real estate – construction, commercial	—	412	28,973	91,900	7,995	1,846	643	—	131,769
Real estate – construction, residential	—	—	14,610	40,418	3,416	—	413	—	58,857
Real estate – mortgage, commercial	—	2,382	307,067	283,165	34,750	17,133	5,134	—	649,631
Real estate – mortgage residential	990	9,218	276,992	180,980	11,107	974	6,100	—	486,361
Real estate – mortgage, farmland	340	—	1,067	4,766	—	—	—	—	6,173
Consumer	262	3	16,920	30,691	542	—	580	—	48,998
Total originated and purchased performing loans:	32,625	12,575	802,148	765,658	69,066	23,133	19,250	—	1,724,455
Gross loans	$32,625	$12,575	$802,148	$772,432	$77,821	$73,568	$37,315	$—	$1,808,484
Less: deferred loan fees, net of costs									(906)
Total									$1,807,578

Note 5. Premises and Equipment, net

The following table presents premises and equipment, net of accumulated depreciation, as of the dates stated.

	December 31,
(Dollars in thousands)	2022	2021
Buildings and land	$23,134	$25,510
Furniture, fixtures and equipment	6,065	6,004
Software	262	324
Construction in progress	—	41
Total cost	29,461	31,879
Less: Accumulated depreciation	(6,309)	(5,255)
Premises and equipment, net	$23,152	$26,624

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

Other Borrowings

The Company has unsecured lines of credit with correspondent banks totaling $28.0 million at December 31, 2022 and $44.0 million at December 31, 2021, available for overnight borrowing. These lines bear interest at the prevailing rates for such loans and are cancelable any time by the correspondent bank. At December 31, 2022 and 2021, none of these lines of credit with correspondent banks were drawn upon.

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

The following table presents the notional and fair values of the swap agreements as of the dates stated.

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

Note 13. Fair Value (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	December 31, 2022 (Restated)
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$23,776	$—	$23,776	$—
Impaired loans, net	54,906	—	—	54,906
Loans held for sale	69,534	—	69,534	—
OREO	195	—	—	195

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$14,184	$—	$14,184	$—
Impaired loans, net	8,344	—	—	8,344
Loans held for sale	121,943	—	121,943	—
OREO	157	—	—	157

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of December 31, 2022 (Restated)	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	54,761	Selling Costs	7% - 10%
Discounted cash flows technique	145	Discount Rate	4% - 11%
OREO
Discounted appraised value technique	195	Selling Costs	7%

(Dollars in thousands)	Balance as of December 31, 2021	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	8,108	Selling Costs	7%
Discounted cash flows technique	236	Discount Rate	4% - 7%
OREO
Discounted appraised value technique	157	Selling Costs	7%

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

The following tables present estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates stated.

	December 31, 2022 (Restated)
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,274	$77,274	$77,274	$—	$—
Federal funds sold	1,426	1,426	1,426	—	—
Securities available for sale	354,341	354,341	—	342,435	11,906
Restricted equity investments	21,257	21,257	—	21,257	—
Other equity investments	23,776	23,776	—	23,776	—
Other investments	24,672	24,672	—	—	24,672
PPP loans receivable, net	11,967	11,967	—	—	11,967
Loans held for investment, net	2,368,352	2,321,042	—	—	2,321,042
Accrued interest receivable	11,569	11,569	—	11,569	—
Bank owned life insurance	47,245	47,245	—	47,245	—
MSR assets	28,991	28,991	—	—	28,991
Financial Liabilities
Noninterest-bearing deposits	$640,101	$640,101	$640,101	$—	$—
Interest-bearing demand and money market deposits	1,318,799	1,318,799	—	1,318,799	—
Savings deposits	151,646	151,646	—	151,646	—
Time deposits	391,961	352,294	—	—	352,294
FHLB borrowings	311,700	311,700	—	311,700	—
FRB borrowings	51	51	—	51	—
Subordinated notes, net	39,920	37,689	—	—	37,689

	December 31, 2021
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$130,548	$130,548	$130,548	$—	$—
Federal funds sold	43,903	43,903	43,903	—	—
Securities available for sale	373,532	373,532	3,000	351,552	18,980
Restricted equity investments	8,334	8,334	—	8,334	—
Other equity investments	14,184	14,184	—	14,184	—
Other investments	12,681	12,681	—	—	12,681
PPP loans receivable, net	30,406	30,406	—	—	30,406
Loans held for investment, net	1,765,051	1,766,820	—	—	1,766,820
Accrued interest receivable	9,573	9,573	—	9,573	—
Bank owned life insurance	46,545	46,545	—	46,545	—
Financial Liabilities
Noninterest-bearing deposits	$685,801	$685,801	$685,801	$—	$—
Interest-bearing demand and money market deposits	962,092	962,092	—	962,092	—
Savings deposits	150,376	150,376	—	150,376	—
Time deposits	499,502	503,968	—	—	503,968
FHLB borrowings	10,111	9,943	—	9,943	—
FRB borrowings	17,901	17,901	—	17,901	—
Subordinated notes, net	39,986	41,388	—	—	41,388

Note 14. Minimum Regulatory Capital Requirements (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

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

The following tables present capital ratios for the Bank as of the periods stated. Adequately capitalized ratios include the conservation buffer.

	December 31, 2022 (Restated)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,097	10.93%	$289,246	10.50%	$275,473	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$234,152	8.50%	$220,379	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$192,831	7.00%	$179,058	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,545	8.90%	$120,644	4.00%	$150,805	5.00%

	December 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$273,978	13.11%	$219,393	10.50%	$208,946	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$177,604	8.50%	$167,157	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$260,896	12.49%	$146,262	7.00%	$135,815	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$260,896	10.05%	$103,883	4.00%	$129,853	5.00%

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

Note 16. Earnings Per Share (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

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

	For the years ended December 31,
	2022	2021	2020
(Dollars in thousands, except per share data)	(Restated)
Weighted average common shares outstanding, basic	18,811,484	17,840,675	8,535,606
Effect of dilutive securities	13,134	9,898	—
Weighted average common shares outstanding, dilutive	18,824,618	17,850,573	8,535,606

Net income:
Net income from continuing operations	$16,997	$52,624	$17,837
Net income (loss) from discontinued operations	337	(144)	(140)
Net income from discontinued operations attributable to noncontrolling interest	(1)	(3)	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$17,333	$52,477	$17,696

Basic earnings per share:
Earnings per share from continuing operations	$0.90	$2.95	$2.07
Earnings (loss) per share from discontinued operations	0.02	(0.01)	(0.02)
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.92	$2.94	$2.05

Diluted earnings per share:
Earnings per share from continuing operations	$0.90	$2.95	$2.07
Earnings (loss) per share from discontinued operations	0.02	(0.01)	(0.02)
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.92	$2.94	$2.05

Note 17. Income Taxes (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

The following table presents the differences between the provision for income taxes at the federal statutory rate and the amounts computed as reported for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2022 (Restated)		2021		2020
Income tax at federal statutory rate	$4,750	21.0%	$14,317	21.0%	$4,725	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	388	1.7%	1,499	2.2%	34	0.2%
Tax-exempt interest income	(121)	(0.5%)	(105)	(0.2%)	(20)	(0.1%)
Income from life insurance	(283)	(1.3%)	(196)	(0.3%)	(82)	(0.4%)
Merger-related expenses	—	—	250	0.4%	174	0.8%
Other permanent differences	554	2.4%	(64)	(0.1%)	(31)	(0.1%)
Provision for income taxes	$5,288	23.3%	$15,701	23.0%	$4,800	21.4%

The following table presents the significant components of the provision for income taxes as of the dates stated.

	For the years ended December 31,
(Dollars in thousands)	2022	2021	2020
	(Restated)
Current tax provision
Federal	$4,762	$12,832	$6,437
State	546	946	43
Total current tax provision	5,308	13,778	6,480
Deferred tax provision (benefit)
Federal	185	971	(1,680)
State	(205)	952	—
Total deferred tax (benefit) provision	(20)	1,923	(1,680)
Provision for income taxes	$5,288	$15,701	$4,800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of deferred tax assets and liabilities as of the dates stated.

	December 31,
(Dollars in thousands)	2022	2021
	(Restated)
Deferred tax assets relating to:
Allowance for loan losses	$6,869	$2,470
Compensation differences	1,340	1,221
Reserve for loan sale buy backs	640	227
Acquisition accounting adjustments	1,522	3,463
Loan origination costs	160	67
Pass-through entities	114	487
Unrealized losses on securities available for sale	13,149	1,092
Other	1,857	872
Total deferred tax assets	25,651	9,899
Deferred tax liabilities relating to:
Premises and equipment, net	(2,191)	(2,885)
Core deposit and customer-based intangible assets	(1,179)	(1,549)
Mortgage servicing rights	(6,478)	(3,711)
Unrealized gains on other investments	(3,491)	(1,536)
Other	(85)	(68)
Total deferred tax liabilities	(13,424)	(9,749)
Deferred tax asset, net	$12,227	$150

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

The Company’s deferred tax asset was $25.7 million and $9.9 million at December 31, 2022 and 2021, respectively. As of December 31, 2022, management concluded that the Company’s deferred tax assets were fully realizable, and accordingly, no valuation allowance was recorded. The Company will continue to monitor deferred tax assets to evaluate whether it will be able to realize the full benefit of the deferred tax asset or whether there is need for a valuation allowance. Significant negative trends in asset credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

Note 18. Business Segments (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

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

The following tables present statement of operations items and assets by segment as of the dates and periods stated.

	For the year ended December 31, 2022 (Restated)
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$119,758	$1,455	$439	$—	$121,652
Interest expense	14,122	419	2,544	—	17,085
Net interest income	105,636	1,036	(2,105)	—	104,567
Provision for loan losses	25,687	—	—	—	25,687
Net interest income after provision for loan losses	79,949	1,036	(2,105)	—	78,880
NONINTEREST INCOME
Residential mortgage banking income, net	—	12,609	—	—	12,609
Mortgage servicing rights	147	7,891	—	—	8,038
Gain on sale of guaranteed government loans	4,734	—	—	—	4,734
Service charges on deposit accounts	1,289	—	—	—	1,289
Increase in cash surrender value of bank owned life insurance	1,348	—	—	—	1,348
Other income	11,193	17	9,453	(589)	20,074
Total noninterest income	18,711	20,517	9,453	(589)	48,092
NONINTEREST EXPENSE
Salaries and employee benefits	40,012	15,994	—	—	56,006
Other operating expenses	42,571	4,875	1,913	(589)	48,770
Total noninterest expense	82,583	20,869	1,913	(589)	104,776
Income from continuing operations before income tax expense	16,077	684	5,435	—	22,196
Income tax expense	3,840	152	1,207	—	5,199
Net income from continuing operations	$12,237	$532	$4,228	$—	$16,997
Discontinued Operations
Income from discontinued operations before income taxes (including gain on disposal of $471 thousand)	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$12,574	$532	$4,228	$—	$17,334
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$12,573	$532	$4,228	$—	$17,333
Total assets as of December 31, 2022	$3,059,282	$40,840	$289,860	$(259,517)	$3,130,465

	For the year ended December 31, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$99,810	$3,596	$140	$—	$103,546
Interest expense	8,181	257	2,627	—	11,065
Net interest income	91,629	3,339	(2,487)	—	92,481
Provision for loan losses	117	—	—	—	117
Net interest income after provision for loan losses	91,512	3,339	(2,487)	—	92,364
NONINTEREST INCOME
Gain on sale of Paycheck Protection Program loans	24,315	—	—	—	24,315
Residential mortgage banking income, net	—	28,624	—	—	28,624
Mortgage servicing rights	—	8,398	—	—	8,398
Gain on sale of guaranteed government loans	2,005	—	—	—	2,005
Service charges on deposit accounts	1,464	—	—	—	1,464
Increase in cash surrender value of bank owned life insurance	932	—	—	—	932
Other income	13,733	194	7,505	(182)	21,250
Total noninterest income	42,449	37,216	7,505	(182)	86,988
NONINTEREST EXPENSE
Salaries and employee benefits	35,320	26,161	—	—	61,481
Other operating expenses	37,601	8,428	3,660	(182)	49,507
Total noninterest expense	72,921	34,589	3,660	(182)	110,988
Income from continuing operations before income tax expense	61,040	5,966	1,358	—	68,364
Income tax expense	13,978	1,253	509	—	15,740
Net income from continuing operations	$47,062	$4,713	$849	$—	$52,624
Discontinued Operations
Loss from discontinued operations before income taxes	(183)	—	—	—	(183)
Income tax benefit	(39)	—	—	—	(39)
Net loss from discontinued operations	(144)	—	—	—	(144)
Net income	$46,918	$4,713	$849	$—	$52,480
Net income from discontinued operations attributable to noncontrolling interest	(3)	—	—	—	(3)
Net income attributable to Blue Ridge Bankshares, Inc.	$46,915	$4,713	$849	$—	$52,477
Total assets as of December 31, 2021	$2,498,916	$142,537	$319,685	$(295,999)	$2,665,139

	For the year ended December 31, 2020
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$51,020	$3,314	$126	$—	$54,460
Interest expense	8,331	354	1,265	—	9,950
Net interest income	42,689	2,960	(1,139)	—	44,510
Provision for loan losses	10,450	—	—	—	10,450
Net interest income after provision for loan losses	32,239	2,960	(1,139)	—	34,060
NONINTEREST INCOME
Residential mortgage banking income, net	—	44,460	—	—	44,460
Mortgage servicing rights	—	7,084	—	—	7,084
Gain on sale of guaranteed government loans	880	—	—	—	880
Service charges on deposit accounts	905	—	—	—	905
Increase in cash surrender value of bank owned life insurance	390	—	—	—	390
Other income	2,165	—	—	(34)	2,131
Total noninterest income	4,340	51,544	—	(34)	55,850
NONINTEREST EXPENSE
Salaries and employee benefits	13,773	31,201	—	—	44,974
Other operating expenses	11,867	8,075	2,354	(34)	22,262
Total noninterest expense	25,640	39,276	2,354	(34)	67,236
Income from continuing operations before income tax expense	10,939	15,228	(3,493)	—	22,674
Income tax expense	2,199	3,337	(699)	—	4,837
Net income from continuing operations	$8,740	$11,891	$(2,794)	$—	$17,837
Discontinued Operations
Loss from discontinued operations before income taxes	(177)	—	—	—	(177)
Income tax benefit	(37)	—	—	—	(37)
Net loss from discontinued operations	(140)	—	—	—	(140)
Net income	$8,600	$11,891	$(2,794)	$—	$17,697
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$8,599	$11,891	$(2,794)	$—	$17,696
Total assets as of December 31, 2020	$1,312,095	$177,074	$133,041	$(123,952)	$1,498,258

Note 19. Parent Company Only Financial Statements (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

The following tables present the condensed financial statements of Blue Ridge Bankshares, Inc. (parent company only) as of the dates and for the periods presented.

PARENT COMPANY ONLY CONDENSED BALANCE SHEETS

	As of December 31,
	2022	2021
(Dollars in thousands)	(Restated)
ASSETS
Cash and due from banks	$2,432	$3,156
Investment in subsidiaries	256,543	291,525
Securities available for sale, at fair value	—	2,073
Other equity investments	23,590	14,184
Other investments	7,161	4,532
Accrued interest receivable	—	24
Income tax receivable	2,747	906
Other assets	583	2,221
Total assets	$293,056	$318,621
LIABILITIES & STOCKHOLDERS’ EQUITY
Accrued expenses	$3,971	$1,126
Accrued interest payable	372	370
Subordinated notes, net	39,920	39,986
Total liabilities	44,263	41,482
Stockholders’ equity	248,793	277,139
Total liabilities and stockholders’ equity	$293,056	$318,621

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

	For the years ended December 31,
	2022	2021	2020
(Dollars in thousands)	(Restated)
INCOME
Dividends from Bank subsidiary	$10,000	$10,000	$800
Interest income	439	140	126
Fair value adjustments of other equity investments	9,306	7,316	—
Other	147	250	—
Total income	19,892	17,706	926
EXPENSES
Interest on subordinated notes	2,215	2,627	1,265
Professional fees	1,371	890	455
Merger-related	50	2,642	1,732
Other	821	189	165
Total expenses	4,457	6,348	3,617
Income before income tax expense and equity in undistributed earnings of subsidiary	15,435	11,358	(2,691)
Income tax expense (benefit)	1,207	509	(699)
Equity in undistributed earnings of subsidiaries	3,106	41,628	19,688
Net income	$17,334	$52,477	$17,696

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021	2020
(Dollars in thousands)	(Restated)
Cash Flows From Operating Activities
Net income	$17,334	$52,477	$17,696
Equity in undistributed earnings of subsidiaries	(3,106)	(41,628)	(19,688)
Deferred income tax benefit	(698)	(1,208)	(62)
Amortization of subordinated note issuance costs	35	206	54
Fair value adjustments of other equity investments	(9,306)	(7,316)	—
Increase in other assets	(180)	(2,677)	(140)
Increase in accrued expenses	4,247	646	528
Net cash provided by operating activities	8,326	500	(1,612)
Cash Flows From Investing Activities
Net change in securities available for sale	2,073	(2,073)	—
Net change in other equity investments	(9,406)	(6,900)	—
Net change in other investments	(2,629)	(3,230)	(7,363)
Net cash acquired in Bay Banks Merger	—	23,214	—
Cash received from (contributed to) Bank subsidiary	10,000	10,000	(2,000)
Net cash provided by investing activities	38	21,011	(9,363)
Cash Flows From Financing Activities
Dividends paid on common stock	(9,175)	(7,183)	(2,436)
Stock option exercises and dividend reinvestment plan issuances	87	804	—
Redemption of subordinated notes	—	(14,150)	—
Issuance of subordinated notes	—	—	15,000
Payment of subordinated notes issuance costs	—	—	(349)
Net cash used in financing activities	(9,088)	(20,529)	12,215
Net (decrease) increase in cash and due from banks	(724)	982	1,240
Cash and due from banks at beginning of period	3,156	2,174	934
Cash and due from banks at end of period	$2,432	$3,156	$2,174

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,213	$2,388	$1,190
Income taxes	$1,475	$10,000	$2,000
Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$—	$300	$—
Issuance of restricted stock awards, net of forfeitures	$1,564	$1,331	$567

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2022 and December 31, 2021, the Company had outstanding loan commitments of $719.2 million and $475.1 million, respectively. Of these amounts, $107.9 million and $88.1 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of December 31, 2022 and 2021, commitments under outstanding performance stand-by letters of credit totaled $0 and $655 thousand, respectively. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2022 and 2021, commitments under outstanding financial stand-by letters of credit totaled $29.5 million and $4.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers. Reserves for unfunded commitments to borrowers as of December 31, 2022 and 2021 were $1.8 million and $962 thousand, respectively, and are included in other liabilities on the consolidated balance sheets.

The Company invests in various partnerships, limited liability companies, and SBIC funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At December 31, 2022, the Company had future commitments outstanding totaling $19.0 million related to these investments.

Note 23. Restatement

The Company is restating its financial statements to reclassify certain specialty finance loans that were placed on nonaccrual, reserved for, or charged off in the interim periods ended March 31, 2023 and June 30, 2023, and to report such specialty finance loans as nonaccrual, reserved for, or charged off in earlier periods.

The effect of the adjustments has resulted in lower net income and earnings per share for the year ended December 31, 2022. Balance sheet amounts, including loans held for investment, allowance for loan losses, accrued interest receivable, deferred tax asset, other assets, and stockholders’ equity, are affected as of December 31, 2022.

The following tables provide a summary of the adjustments as of and for the year ended December 31, 2022 included in the Explanatory Note of this Form 10-K/A.

	For the year ended December 31, 2022
Dollars in thousands, except per share data	As Reported	Adjustments		As Restated
Net interest income	$110,391	$(5,824)	(a)	$104,567
Provision for loan losses	17,886	7,801	(b)	25,687
Income (loss) from continuing operations before income tax expense	35,821	(13,625)		22,196
Income tax expense (benefit)	8,244	(3,045)	(c)	5,199
Net income from continuing operations	$27,577	$(10,580)		$16,997
Basic and diluted earnings (loss) per common share from continuing operations	$1.46	$(0.56)		$0.90

	As of December 31, 2022
Dollars in thousands	As Reported	Adjustments		As Restated
Loans held for investment, net of deferred fees and costs	$2,399,092	$—		$2,399,092
Allowance for loan losses	(22,939)	(7,801)	(b)	(30,740)
Accrued interest receivable	12,393	(824)	(d)	11,569
Deferred tax asset, net	9,182	3,045	(c)	12,227
Other assets	19,175	(5,000)	(a)	14,175
Total assets	$3,141,045	$(10,580)		$3,130,465
Total stockholders' equity	$259,373	$(10,580)		$248,793

(a) - Attributable to $65.7 million of specialty finance loans reported as nonaccrual (as restated), previously reported as accruing as of December 31, 2022. See Note 4 for restated disclosures.
(b) - Attributable to incremental specific reserves for specialty finance loans. See Note 4 for restated disclosures.
(c) - Deferred income tax benefit of 22.35% on pre-tax adjustments. See Note 17 for restated disclosures.
(d) - Related to reversal of accrued loan fees associated with adjustment (a).

Note 24. Subsequent Events (Restated) (Unaudited)

This note has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

On January 10, 2023, the Board of Directors (the "Board") of the Company declared a quarterly dividend of $0.1225 per share, paid on January 31, 2023 to shareholders of record as of the close of business on January 23, 2023.

On April 6, 2023, the Board of the Company declared a quarterly dividend of $0.1225 per share, which was paid on April 28, 2023, to shareholders of record of the Company's common stock as of the close of business on April 18, 2023.

On May 15, 2023, the Company sold its wholesale mortgage business operating as LenderSelect Mortgage Group (“LSMG”) to a third-party for $250 thousand in cash. The Company reported a loss on the sale of LSMG of $553 thousand in the second quarter of 2023.

On July 12, 2023, the Board of the Company determined to forego the declaration and payment of a cash dividend on the Company’s common stock in the third quarter of 2023. The decision was based on the desire to preserve capital and available cash.

In the third quarter of 2023, the Company entered into a settlement term sheet with the plaintiff to resolve the VCB ESOP litigation (the "Term Sheet"). Under the Term Sheet, the parties have agreed to negotiate towards entering into a formal settlement agreement (the "Settlement Agreement") that would be contingent upon approval by the court hearing the case. As provided in the Term Sheet, the plaintiff has agreed to release the Company, the Bank, and related parties from all claims related to acts or omissions associated with the VCB ESOP, once the Settlement Agreement is entered into and approved by the court. The Company has agreed to make a settlement payment of $6.0 million to a fund for the benefit of VCB ESOP participants, with $5.95 million due after final approval of the settlement by the court, which is expected to occur late in the first quarter or early in the second quarter of 2024. If the court approves the Settlement Agreement, the ongoing lawsuit will be dismissed with prejudice, and all similar claims that were or could have been brought relating to the VCB ESOP will be released and barred. The Company entered into the Term Sheet to eliminate the burden and expense of further litigation and to resolve the claims that were or could have been asserted related to the VCB ESOP. The Company accrued $6.0 million in the third quarter of 2023 in anticipation of this proposed settlement.

In the third quarter of 2023, management concluded that goodwill had become impaired as a result of the decline in the Company's stock price and its market value relative to its book value. Accordingly, an impairment charge totaling $26.8 million, the entire amount of goodwill reported in the consolidated balance sheet, was recognized during the third quarter of 2023.

On October 30, 2023, the Board of the Company determined to forego the declaration and payment of a cash dividend on the Company’s common stock in the fourth quarter of 2023. Additionally, the Board made the decision to suspend future quarterly dividend payments until further notice. The decision was based on the desire to preserve capital.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES (Restated)

This section has been restated to reflect the changes described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in this Form 10-K/A.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, except as noted below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2022 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective, except for the following material weakness.

Identification of Material Weakness

As previously disclosed in the Explanatory Note to the Consolidated Financial Statements to this Form 10-K/A, the Company has evaluated the effect of the facts leading to the restatement of the financial statements herein for the year ended December 31, 2022. Management has concluded that a material weakness existed in the timely risk grading and placing of loans on nonaccrual status and, thus, in the determination of the adequacy of the allowance for loan (credit) losses for the specialty finance loans. It was further determined that such material weakness does not exist in the remainder of the loan portfolio.

Management, with oversight from the Audit Committee, is committed to remediating the foregoing material weakness and has taken the following steps in the third quarter of 2023:

•
Completed a re-underwriting of all loans in the specialty finance loan portfolio, and believes risk grades and reserves are adequate and appropriately recorded;
•
Established a credit policy and risk committee charged with drafting a new credit policy; and
•
Began institutionalizing a new philosophy around loan portfolio management.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.

Code of Ethics

The Company has adopted a Code of Ethics and Conflict of Interest Policy that applies to directors, executive officers, and employees of the Company and the Bank. A copy of the code may be found at blueridgebankshares.com/governance/governance-documents and also may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.

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
4.4

Description of Blue Ridge Bankshares, Inc.'s Securities (incorporated by reference to Exhibit 4.4 of Blue Ridge Bankshares, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

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

21.1	Subsidiaries of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 21.1 of Blue Ridge Bankshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022).
23.1	Consent of Independent Registered Public Accounting Firm – Elliott Davis, LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: November 14, 2023	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. William Beale	President, Chief Executive Officer and	November 14, 2023
G. William Beale	Director (Principal Executive Officer)

/s/ Judy C. Gavant	Executive Vice President and Chief Financial	November 14, 2023
Judy C. Gavant	Officer (Principal Financial Officer)

/s/ Brett E. Raynor	Senior Vice President and Chief Accounting	November 14, 2023
Brett E. Raynor	Officer (Principal Accounting Officer)

/s/ Mensel D. Dean, Jr.	Chairman of the Board	November 14, 2023
Mensel D. Dean, Jr.

/s/ Hunter H. Bost	Director	November 14, 2023
Hunter H. Bost

/s/ Heather M. Cozart	Director	November 14, 2023
Heather M. Cozart

/s/ Elizabeth H. Crowther	Director	November 14, 2023
Elizabeth H. Crowther

/s/ Larry Dees	Director	November 14, 2023
Larry Dees

/s/ Richard A. Farmar, III	Director	November 14, 2023
Richard A. Farmar, III

/s/ Andrew C. Holzwarth	Director	November 14, 2023
Andrew C. Holzwarth

/s/ Robert S. Janney	Director	November 14, 2023
Robert S. Janney

/s/ Otis S. Jones	Director	November 14, 2023
Otis S. Jones

/s/ Julien G. Patterson	Director	November 14, 2023
Julien G. Patterson

/s/ Randolph N. Reynolds, Jr.	Director	November 14, 2023
Randolph N. Reynolds, Jr.

/s/ Vance H. Spilman	Director	November 14, 2023
Vance H. Spilman

/s/ William W. Stokes	Director	November 14, 2023
William W. Stokes

/s/ Carolyn J. Woodruff	Director	November 14, 2023
Carolyn J. Woodruff