Form 10-Q/A
period 2023-03-31
BLUE RIDGE BANKSHARES, INC.
filed 2023-11-14
CIK 842717

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

As of November 3, 2023, the registrant had 19,192,471 shares of common stock, no par value per share, outstanding.

Explanatory Note to the Form 10-Q/A

Blue Ridge Bankshares, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the "Form 10-Q/A") for the purpose of adjusting the timing of when certain loans were placed on nonaccrual, reserved for, and charged off, as explained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 31, 2023. Specifically, the Audit Committee of the Company's Board of Directors, after consultation with the Company’s independent registered public accounting firm and the primary regulator of its wholly-owned bank subsidiary, Blue Ridge Bank, N.A., determined that certain specialty finance loans that, as previously disclosed, were placed on nonaccrual, reserved for, or charged off in the interim periods ended March 31, 2023 and June 30, 2023 should have been reported as nonaccrual, reserved for, or charged off in earlier periods. These certain specialty finance loans totaled $63.5 million as of March 31, 2023 and are being reported as nonaccrual (nonperforming) loans in the Company's financial statements for the period ended March 31, 2023 included in this Form 10-Q/A.

The effects of the adjustments has resulted in higher net income and earnings per share for the three months ended March 31, 2023. Balance sheet amounts, including loans held for investment, allowance for credit losses, accrued interest receivable, deferred tax asset, other assets, and shareholders’ equity, also are affected as of March 31, 2023.

The following tables summarize the effects of the restatement on income statement and balance sheet amounts as reported as of and for the period ended March 31, 2023:

	For the three months ended March 31, 2023
Dollars in thousands, except per share data (unaudited)	As Reported	Adjustments	As Restated
Net interest income	$27,359	$(2,163)	$25,196
Provision (benefit) for credit losses - loans	4,100	(5,210)	(1,110)
Income from continuing operations before income tax expense	2,095	3,047	5,142
Income tax expense	491	681	1,172
Net income from continuing operations	$1,604	$2,366	$3,970
Basic and diluted earnings per common share from continuing operations	$0.09	$0.12	$0.21

	As of March 31, 2023
Dollars in thousands (unaudited)	As Reported	Adjustments	As Restated
Loans held for investment, net of deferred fees and costs	$2,448,992	$(4,197)	$2,444,795
Allowance for credit losses	(29,974)	(5,987)	(35,961)
Accrued interest receivable	14,915	(790)	14,125
Deferred tax asset, net	9,605	3,123	12,728
Other assets	21,264	(3,000)	18,264
Total assets	$3,334,911	$(10,851)	$3,324,060
Total stockholders' equity	$257,586	$(10,851)	$246,735

For the convenience of the reader, this Form 10-Q/A sets forth the information in the original Form 10-Q filing in its entirety; however, only the following sections of the original Form 10-Q filing are revised in this Form 10-Q/A, solely as a result of and to reflect the restatement and conditions related to the restatement noted above.

Part I, Item 1	Financial Statements and Notes to Consolidated Financial Statements

Notes:	Note 1 - Organization and Basis of Presentation
Note 2 - Adoption of New Accounting Standard
Note 4 - Loans and ACL
Note 10 - Fair Value
Note 11 - Minimum Regulatory Capital Requirements
Note 13 - Earnings Per Share

Note 14 - Business Segments
Note 17 - Subsequent Events

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 4	Controls and Procedures

Pursuant to the rules of the SEC, Part II, Item 6 of the original Form 10-Q filing has been amended to include the currently dated certifications from the Company's chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as it relates to the restatement described above with related disclosures and updated subsequent events disclosures, this Form 10-Q/A does not reflect events occurring after the date of the original Form 10-Q filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31, 2023	December 31, 2022 (1)
(Dollars in thousands except share data)	(Restated)
ASSETS
Cash and due from banks	$226,374	$77,274
Federal funds sold	1,976	1,426
Securities available for sale, at fair value	351,990	354,341
Restricted equity investments	18,388	21,257
Other equity investments	22,960	23,776
Other investments	26,538	24,672
Loans held for sale	76,528	69,534
Paycheck Protection Program loans, net of deferred fees and costs	7,988	11,967
Loans held for investment, net of deferred fees and costs	2,444,795	2,399,092
Less: allowance for credit losses	(35,961)	(30,740)
Loans held for investment, net	2,408,834	2,368,352
Accrued interest receivable	14,125	11,569
Other real estate owned	—	195
Premises and equipment, net	23,244	23,152
Right-of-use asset	6,470	6,903
Bank owned life insurance	47,536	47,245
Goodwill	26,826	26,826
Other intangible assets	6,196	6,583
Mortgage servicing rights, net	27,095	28,991
Deferred tax asset, net	12,728	12,227
Other assets	18,264	14,175
Total assets	$3,324,060	$3,130,465
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$594,518	$640,101
Interest-bearing demand and money market deposits	1,326,655	1,318,799
Savings	143,530	151,646
Time deposits	696,344	391,961
Total deposits	2,761,047	2,502,507
FHLB borrowings	239,100	311,700
FRB borrowings	—	51
Subordinated notes, net	39,904	39,920
Lease liabilities	7,398	7,860
Other liabilities	29,876	19,634
Total liabilities	3,077,325	2,881,672
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized at March 31, 2023 and December 31, 2022; 18,942,091 and 18,950,329 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	196,498	195,960
Additional paid-in capital	252	252
Retained earnings	91,220	97,682
Accumulated other comprehensive loss, net of tax	(41,235)	(45,101)
Total stockholders’ equity	246,735	248,793
Total liabilities and stockholders’ equity	$3,324,060	$3,130,465
(1)
Derived from audited December 31, 2022 Consolidated Financial Statements, as restated in Amended Form 10-K/A.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
(Dollars in thousands, except per share data)	(Restated)
INTEREST INCOME
Interest and fees on loans	$37,131	$23,899
Interest on securities, deposit accounts, and federal funds sold	3,759	1,903
Total interest income	40,890	25,802
INTEREST EXPENSE
Interest on deposits	11,331	1,556
Interest on subordinated notes	553	553
Interest on FHLB and FRB borrowings	3,810	25
Total interest expense	15,694	2,134
Net interest income	25,196	23,668
Provision for (recovery of) credit losses - loans	(1,110)	2,500
Provision for (recovery of) credit losses - unfunded commitments	(400)	—
Total provision for (recovery of) credit losses	(1,510)	2,500
Net interest income after provision for credit losses	26,706	21,168
NONINTEREST INCOME
Fair value adjustments of other equity investments	(51)	9,364
Residential mortgage banking income, including MSRs	1,303	9,559
Gain on sale of guaranteed government loans	2,409	1,427
Wealth and trust management	432	391
Service charges on deposit accounts	343	315
Increase in cash surrender value of bank owned life insurance	282	272
Bank and purchase card, net	340	422
Other	2,225	2,344
Total noninterest income	7,283	24,094
NONINTEREST EXPENSE
Salaries and employee benefits	15,289	14,096
Occupancy and equipment	1,569	1,485
Data processing	1,346	946
Legal	1,234	382
Advertising and marketing	286	428
Communications	1,131	799
Audit and accounting fees	146	141
FDIC insurance	729	231
Intangible amortization	355	397
Other contractual services	939	534
Other taxes and assessments	802	570
Regulatory remediation	1,134	—
Merger-related	—	50
Other	3,887	2,630
Total noninterest expense	28,847	22,689
Income from continuing operations before income tax expense	5,142	22,573
Income tax expense	1,172	5,153
Net income from continuing operations	$3,970	$17,420
Discontinued Operations
Income from discontinued operations before income taxes	—	426
Income tax expense	—	89
Net income from discontinued operations	—	337
Net income	$3,970	$17,757
Net income from discontinued operations attributable to noncontrolling interest	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$3,970	$17,756
Net income available to common stockholders	$3,970	$17,756
Basic and Diluted EPS from continuing operations	$0.21	$0.93

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
(Dollars in thousands)	(Restated)
Net income	$3,970	$17,757
Other comprehensive income (loss):
Gross unrealized gains (losses) on securities available for sale arising during the period	4,979	(22,586)
Deferred income tax (expense) benefit	(1,113)	4,742
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	3,866	(17,844)
Other comprehensive gain (loss), net of tax	3,866	(17,844)
Comprehensive net income (loss)	$7,836	$(87)
Comprehensive net income from discontinued operations attributable to noncontrolling interest	—	(1)
Comprehensive net income (loss) attributable to Blue Ridge Bankshares, Inc.	$7,836	$(88)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the three months ended March 31, 2023 (Restated)
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	18,950,329	$195,960	$252	$97,682	$(45,101)	$248,793
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	—	—	—	(8,111)	—	(8,111)
Net income	—	—	—	3,970	—	3,970
Other comprehensive income	—	—	—	—	3,866	3,866
Dividends on common stock	—	—	—	(2,321)	—	(2,321)
Stock option exercises	3,750	26	—	—	—	26
Restricted stock awards, net of forfeitures	(14,632)	479	—	—	—	479
Dividend reinvestment plan issuances	2,644	33	—	—	—	33
Balance at end of period	18,942,091	$196,498	$252	$91,220	$(41,235)	$246,735

	For the three months ended March 31, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest of Discontinued Operations	Total
Balance at beginning of period	18,774,082	194,309	252	85,982	(3,632)	228	277,139
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Net income	—	—	—	17,756	—	1	17,757
Other comprehensive loss	—	—	—	—	(17,844)	—	(17,844)
Dividends on common stock	—	—	—	(2,253)	—	—	(2,253)
Stock option exercises	1,183	15	—	—	—	—	15
Restricted stock awards, net of forfeitures	(4,200)	355	—	—	—	—	355
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance at end of period	18,771,065	$194,679	$252	$105,027	$(21,476)	$—	$278,482

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
(Dollars in thousands)	(Restated)
Cash Flows From Operating Activities
Net income from continuing operations	$3,970	$17,420
Net income from discontinued operations	—	337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444	525
Deferred income tax (benefit) expense	(3,909)	3,801
Provision for credit losses	(1,510)	2,500
Accretion of fair value adjustments (discounts) on acquired loans	(688)	(2,691)
Accretion of fair value adjustments (premiums) on acquired time deposits	(284)	(470)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(25)	(25)
Proceeds from sale of mortgage loans held for sale	51,748	234,550
Mortgage loans held for sale, originated	(45,231)	(153,534)
Gain on sale of mortgage loans	(364)	(77)
Proceeds from sale of guaranteed government loans held for sale	33,049	—
Guaranteed government loans held for sale, originated	(32,024)	—
Gain on sale of guaranteed government loans	(2,409)	—
Loss (gain) on disposal of other assets	11	(405)
Realized gains on sale of other equity securities	(10)	—
Investment amortization expense, net	162	452
Amortization of subordinated debt issuance costs	9	9
Intangible amortization	355	397
Fair value adjustments of other equity investments	51	(9,364)
Fair value adjustments attributable to mortgage servicing rights	2,138	(3,777)
Increase in cash surrender value of bank owned life insurance	(282)	(272)
Increase in accrued interest receivable	(2,556)	(2,820)
(Increase) decrease in other assets	(2,246)	3,971
Increase in reserve for unfunded commitments	3,292	70
Increase in other liabilities	6,488	4,430
Net cash provided by operating activities - continuing operations	10,179	95,027
Net cash provided by operating activities - discontinued operations	—	55
Cash provided by operating activities	10,179	95,082
Cash Flows From Investing Activities
Net increase in loans held for investment	(57,332)	(66,088)
Net increase in federal funds sold	(550)	(30,391)
Purchases of securities available for sale	—	(32,660)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	7,972	7,743
Proceeds from sale of other real estate owned	264	70
Net decrease in Paycheck Protection Program loans	3,979	7,552
Net change in restricted equity and other investments	2,561	(283)
Purchase of premises and equipment	(536)	(104)
Proceeds from sale of other assets	193	1,937
Capital calls of small business investment company funds and other investments	(1,682)	(3,553)
Nonincome distributions from SBIC funds and other investments	141	227
Net cash used in investing activities - continuing operations	(44,990)	(115,550)
Net cash provided by investing activities - discontinued operations	—	245
Cash used in investing activities	(44,990)	(115,305)

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(45,843)	98,992
Net increase (decrease) in time deposits	304,667	(42,212)
Common stock dividends paid	(2,321)	(2,253)
FHLB advances	510,000	—
FHLB repayments	(582,600)	—
FRB repayments	(51)	(2,690)
Stock option exercises	26	15
Dividend reinvestment plan issuances	33	—
Net cash provided by financing activities - continuing operations	183,911	51,852
Net cash provided by financing activities - discontinued operations	—	—
Cash provided by financing activities	183,911	51,852
Net increase in cash and due from banks	149,100	31,629
Cash and due from banks at beginning of period	77,274	130,548
Cash and due from banks at end of period	$226,374	$162,177

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$13,203	$1,598
Income taxes	$6	$—
Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$4,979	$(22,586)
Restricted stock awards, net of forfeitures	$479	$355
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	$(8,111)	$—
Cumulative effect adjustment of change in accounting method, net of income taxes	$—	$3,542

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of this Note 1, below, of this Form 10-Q/A.

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

The accompanying unaudited consolidated financial statements of the Company include the accounts of the Bank and the Financial Group and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.

Restatement

The Company is restating its financial statements to report certain specialty finance loans that were placed on nonaccrual, reserved for, or charged off in the interim periods ended March 31, 2023 and June 30, 2023, and to report such specialty finance loans as nonaccrual, reserved for, or charged off in earlier periods.

The effect of the adjustments has resulted in higher net income and earnings per share for the three months ended March 31, 2023. Balance sheet amounts, including loans held for investment, allowance for credit losses, accrued interest receivable, deferred tax asset, other assets, and shareholders’ equity, are affected as of March 31, 2023.

The following tables provide a summary of the adjustments as of and for the three months ended March 31, 2023 included in the Explanatory Note of this Form 10-Q/A.

	For the three months ended March 31, 2023
Dollars in thousands, except per share data (unaudited)	As Reported	Adjustments		As Restated
Net interest income	$27,359	$(2,163)	(a)	$25,196
Provision (benefit) for credit losses - loans	4,100	(5,210)	(b)	(1,110)
Income from continuing operations before income tax expense	2,095	3,047		5,142
Income tax expense	491	681	(d)	1,172
Net income from continuing operations	$1,604	$2,366		$3,970
Basic and diluted earnings per common share from continuing operations	$0.09	$0.12		$0.21

	As of March 31, 2023
Dollars in thousands (unaudited)	As Reported	Adjustments		As Restated
Loans held for investment, net of deferred fees and costs	$2,448,992	$(4,197)	(e)	$2,444,795
Allowance for credit losses	(29,974)	(5,987)	(c)	(35,961)
Accrued interest receivable	14,915	(790)	(e)	14,125
Deferred tax asset, net	9,605	3,123	(d)	12,728
Other assets	21,264	(3,000)	(e)	18,264
Total assets	$3,334,911	$(10,851)		$3,324,060
Total stockholders' equity	$257,586	$(10,851)		$246,735

(a) - Attributable to $63.5 million of specialty finance loans reported as nonaccrual (as restated), previously reported as accruing as of March 31, 2023. See Note 4 for restated disclosures.
(b) - Attributable to adjustments to specific reserves for specialty finance loans. See Note 4 for restated disclosures.
(c) - Attributable to adjustments noted in (b) and for adjustments for the implementation of ASC 326. See Note 2 for restated disclosures.
(d) - Deferred income tax benefit of 22.35% on pre-tax adjustments.

(e) - Related to reversal of accrued interest receivable associated with (a), reversal of capitalized accrued interest previously reported in loans held for investment, and to reflect the application of cash received in the first quarter of 2023 as a reduction in loans held for investment previously reported as interest and fee income on loans.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the original Form 10-Q filing in its entirety; however, only the following sections of the original Form 10-Q filing are revised in this Form 10-Q/A, solely as a result of and to reflect the restatement and conditions related to the restatement noted above.

Part I, Item 1	Financial Statements and Notes to Consolidated Financial Statements
Notes:	Note 1 - Organization and Basis of Presentation
Note 2 - Adoption of New Accounting Standard
Note 4 - Loans and ACL
Note 10 - Fair Value
Note 11 - Minimum Regulatory Capital Requirements
Note 13 - Earnings Per Share
Note 14 - Business Segments
Note 17 - Subsequent Events
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 4	Controls and Procedures

Except as it relates to the restatement described above with related disclosures and updated subsequent events disclosures, this Form 10-Q/A does not reflect events occurring after the date of the original Form 10-Q filing.

Other Matters

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

The Company's significant accounting policies are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2022 and are contained in the Company's Annual Report on Form 10-K/A. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except as described in Note 2 - Adoption of New Accounting Standard of this Form 10-Q.

Note 2 – Adoption of New Accounting Standard (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of Note 1 of this Form 10-Q/A.

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

The following table presents the impact to the consolidated balance sheet as the result of adopting ASC 326 effective January 1, 2023, as restated:

(Dollars in thousands)	January 1, 2023 Post-ASC 326 Adoption	December 31, 2022 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans held for investment, net of deferred fees and costs	$2,399,757	$2,399,092	$665
Allowance for credit losses	(38,158)	(30,740)	(7,418)
Deferred tax asset, net	14,561	12,227	2,334
Liabilities:
Reserve for unfunded commitments (1)	5,504	1,812	3,692
Stockholders' Equity:
Retained earnings	89,571	97,682	(8,111)
(1) Included in other liabilities on the consolidated balance sheets

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

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan by loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and is based on whether (1) the risk grade of the loan is substandard or worse and the balance exceeds $500,000 or (2) the risk grade of the loan is special mention, the balance exceeds $1,000,000, and the loan's terms differ significantly from other pooled loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan's effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net value is less than the loan's amortized cost, a specific reserve in the ACL is recorded, which is charged-off in the period when management believes the loan balance is no longer collectible.

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

Upon the adoption of ASC 326, the Company recorded an increase in its ACL of $7.4 million, along with an after-tax cumulative effect adjustment, which reduced stockholders' equity by $5.2 million.

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

Note 4 – Loans and ACL (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of Note 1 of this Form 10-Q/A.

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

	March 31, 2023	December 31, 2022
(Dollars in thousands)	(Restated)
Commercial and industrial	$566,898	$590,049
Paycheck Protection Program	7,988	11,967
Real estate – construction, commercial	180,149	183,301
Real estate – construction, residential	92,403	76,599
Real estate – mortgage, commercial	867,916	864,989
Real estate – mortgage, residential	672,473	631,772
Real estate – mortgage, farmland	6,394	6,599
Consumer	58,907	47,423
Gross loans	2,453,128	2,412,699
Less: deferred loan fees, net of costs	(345)	(1,640)
Total	$2,452,783	$2,411,059

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

The following table presents the aging of the amortized cost of loans held for investment by loan category as of March 31, 2023.

	March 31, 2023 (Restated)
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$500,455	$1,122	$61	$—	$65,260	$566,898
Paycheck Protection Program	7,988	—	—	—	—	7,988
Real estate – construction, commercial	177,739	1,106	867	—	437	180,149
Real estate – construction, residential	91,616	399	388	—	—	92,403
Real estate – mortgage, commercial	855,385	960	—	—	11,571	867,916
Real estate – mortgage, residential	658,290	4,153	585	1,998	7,447	672,473
Real estate – mortgage, farmland	6,394	—	—	—	—	6,394
Consumer	56,891	1,246	150	169	451	58,907
Less: Deferred loan fees, net of costs	(345)	—	—	—	—	(345)
Total Loans	$2,354,413	$8,986	$2,051	$2,167	$85,166	$2,452,783

The following table presents the amortized cost of nonaccrual loans held for investment by loan category as of the date stated.

	March 31, 2023 (Restated)
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$186	$65,074	$65,260
Real estate – construction, commercial	—	437	437
Real estate – mortgage, commercial	10,108	1,463	11,571
Real estate – mortgage, residential	592	6,855	7,447
Consumer	2	449	451
Total	$10,888	$74,278	$85,166

The table above excludes PPP loans of $8.0 million as of March 31, 2023. PPP loans are fully guaranteed by the U.S. government; therefore, the Company reports them as accruing loans. The Company recognized $89 thousand of interest income on nonaccrual loans during the three months ended March 31, 2023.

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

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
(Dollars in thousands)	(Restated)
Commercial and industrial
Risk Grades 1 - 4	$46,836	$144,560	$54,533	$36,707	$15,681	$20,557	$120,901	$439,775
Risk Grades 5 - 6	117	12,552	9,205	8,391	467	1,450	25,942	58,124
Risk Grade 7	—	58,904	—	—	1,203	118	8,774	68,999
Total	46,953	216,016	63,738	45,098	17,351	22,125	155,617	566,898
Current period gross charge-offs	—	—	664	—	—	9	126	799

Paycheck Protection Program
Risk Grades 1 - 4	—	—	7,988	—	—	—	—	7,988
Total	—	—	7,988	—	—	—	—	7,988

Real estate – construction, commercial
Risk Grades 1 - 4	8,488	52,358	55,721	16,576	2,118	8,803	12,209	156,273
Risk Grades 5 - 6	—	5,571	6,301	722	—	710	10,282	23,586
Risk Grade 7	—	—	—	—	—	290	—	290
Total	8,488	57,929	62,022	17,298	2,118	9,803	22,491	180,149

Real estate – construction, residential
Risk Grades 1 - 4	20,084	50,390	15,528	1,113	998	—	2,456	90,569
Risk Grades 5 - 6	—	—	949	—	—	—	—	949
Risk Grade 7	21	864	—	—	—	—	—	885
Total	20,105	51,254	16,477	1,113	998	—	2,456	92,403

Real estate – mortgage, commercial
Risk Grades 1 - 4	28,993	250,028	117,823	153,436	44,957	151,324	20,171	766,732
Risk Grades 5 - 6	—	15,442	4,039	19,182	13,390	32,237	500	84,790
Risk Grade 7	—	—	6,344	—	774	9,176	100	16,394
Total	28,993	265,470	128,206	172,618	59,121	192,737	20,771	867,916

Real estate – mortgage, residential
Risk Grades 1 - 4	30,743	197,427	105,466	73,162	30,080	151,984	59,207	648,069
Risk Grades 5 - 6	22	1,282	24	2,112	2,508	6,852	878	13,678
Risk Grade 7	—	369	1,228	1,659	461	6,413	596	10,726
Total	30,765	199,078	106,718	76,933	33,049	165,249	60,681	672,473
Current period gross charge-offs	—	—	—	—	—	13	—	13

Real estate – mortgage, farmland
Risk Grades 1 - 4	—	729	1,328	—	1,657	2,372	184	6,270
Risk Grades 5 - 6	—	—	—	—	—	78	46	124
Total	—	729	1,328	—	1,657	2,450	230	6,394

Consumer
Risk Grades 1 - 4	18,113	18,718	5,544	4,515	2,292	1,320	7,284	57,786
Risk Grades 5 - 6	13	26	18	81	5	429	30	602
Risk Grade 7	—	50	109	115	104	141	—	519
Total	18,126	18,794	5,671	4,711	2,401	1,890	7,314	58,907
Current period gross charge-offs	38	97	39	12	36	6	269	497

Total Loans
Risk Grades 1 - 4	$153,257	$714,210	$363,931	$285,509	$97,783	$336,360	$222,412	$2,173,462
Risk Grades 5 - 6	152	34,873	20,536	30,488	16,370	41,756	37,678	181,853
Risk Grade 7	21	60,187	7,681	1,774	2,542	16,138	9,470	97,813
Total	$153,430	$809,270	$392,148	$317,771	$116,695	$394,254	$269,560	$2,453,128
Total current period gross charge-offs	$38	$97	$703	$12	$36	$28	$395	$1,309

The following table presents an analysis of the change in the ACL by major loan segment for the period stated. Loan segments are presented as either commercial or consumer as follows:

•
Commercial – Commercial and industrial; PPP; real estate – construction, commercial; real estate – mortgage, commercial; and real estate – mortgage, farmland; and
•
Consumer – real estate – construction, residential; real estate – mortgage, residential; and consumer.

	For the three months ended March 31, 2023 (Restated)
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,070	$3,670	$30,740
Impact of ASC 326 adoption	2,926	4,492	7,418
Charge-offs	(799)	(510)	(1,309)
Recoveries	118	104	222
Net charge-offs	(681)	(406)	(1,087)
(Recovery of) provision for credit losses - loans	(2,049)	939	(1,110)
Balance, end of period	$27,266	$8,695	$35,961

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for credit losses for loans held for investment as of and for the three months ended March 31, 2023.

The following table presents the amortized cost of collateral-dependent loans as of the date stated.

March 31, 2023
(Dollars in thousands)	(Restated)
Commercial and industrial	$68,539
Real estate – construction, residential	580
Real estate – mortgage, commercial	12,641
Real estate – mortgage, residential	772
Total collateral-dependent loans	$82,532

Acquired Loans

As of March 31, 2023, the amortized cost of PCD loans totaled $58.2 million with an estimated ACL of $639 thousand. The remaining non-credit discount on PCD loans was $5.3 million as of March 31, 2023.

Modified Loans

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts.

The following table presents information on modified loans as of the date stated.

	March 31, 2023 (Restated)
	All Modifications
(Dollars in thousands)	Number of Loans	Amortized Cost	Amortized Cost of Modified Loans to Gross Loans by Category	Financial Effect
Modification - term extension
Commercial and industrial	1	$33,771	5.96%	13-month extension through January 2024
Modification - interest-only
Real estate – mortgage, commercial	2	3,381	0.39%	Interest-only payments for six months
Total	3	$37,152	1.51%

The modified commercial and industrial loan was performing in accordance with its modified terms during the first quarter 2023; however, it is collateral-dependent, on nonaccrual status, and has a $252 thousand specific reserve as of

March 31, 2023.

The following table presents an aging analysis of the amortized cost of loans modified in the preceding 12 months as of the date stated.

	March 31, 2023 (Restated)
	Payment Status (Amortized Cost)
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$—	$—	$—	$33,771	$33,771
Real estate – mortgage, commercial	3,381	—	—	—	3,381
Total modified loans	$3,381	$—	$—	$33,771	$37,152

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

(Dollars in thousands)	December 31, 2022
PCI loans
Outstanding principal balance	$64,911
Recorded investment	58,748
Purchased performing loans
Outstanding principal balance	513,461
Recorded investment	511,752
Total acquired loans
Outstanding principal balance	578,372
Recorded investment	570,500

The following table presents the changes in accretable yield for PCI loans for the period stated.

(Dollars in thousands)	For the three months ended March 31, 2022
Balance, beginning of period	$16,849
Accretion	(3,512)
Balance, end of period	$13,337
The following table presents a summary of the loan portfolio individually and collectively evaluated for impairment as of the date stated.

	December 31, 2022
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$1,481	$1,481	$—
Real estate – construction, commercial	—	7	7	—
Real estate – mortgage, commercial	—	51,223	51,223	3
Real estate – mortgage, residential	—	5,678	5,678	—
Consumer	—	359	359	—
Total PCI loans	—	58,748	58,748	3
Originated and purchased performing loans:
Commercial and industrial	67,654	520,914	588,568	23,073
Real estate – construction, commercial	521	182,773	183,294	1,637
Real estate – construction, residential	—	76,599	76,599	628
Real estate – mortgage, commercial	4,634	809,132	813,766	2,353
Real estate – mortgage, residential	834	625,260	626,094	1,760
Real estate – mortgage, farmland	—	6,599	6,599	4
Consumer	—	47,064	47,064	1,282
Total originated and purchased performing loans	73,643	2,268,341	2,341,984	30,737
Gross loans	73,643	2,327,089	2,400,732	30,740
Less: deferred loan fees, net of costs	—	—	(1,640)	—
Total	$73,643	$2,327,089	$2,399,092	$30,740

The table above excludes PPP loans of $12.0 million as of December 31, 2022. PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses for these loans.

The following tables present information related to impaired loans held for investment by loan type as of and for the dates presented.

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$1,269	$1,289	$—
Real estate – construction, commercial	521	521	—
Real estate – mortgage, commercial	4,507	4,504	—
Real estate – mortgage, residential	834	834	—
With an allowance recorded:
Commercial and industrial	$66,386	$66,386	$11,605
Real estate – mortgage, commercial	126	126	1
Total	$73,643	$73,660	$11,606

	For the three months ended March 31, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$5,305	$62
Real estate – construction, commercial	524	—
Real estate – mortgage, commercial	11,880	48
Real estate – mortgage, residential	1,342	14
With an allowance recorded:
Commercial and industrial	$3,290	$—
Real estate – mortgage, commercial	88	—
Real estate – mortgage, residential	59	—
Total	$22,488	$124

Impaired loans also include TDRs, and as of December 31, 2022, there were 12 TDRs totaling $38.3 million.

The following table presents the analysis of the change in the allowance for loan losses by loan type for the period stated.

(Dollars in thousands)	For the three months ended March 31, 2022
Allowance for loan losses, beginning of period	$12,121
Charge-offs
Commercial and industrial	(2,401)
Real estate – construction	(123)
Real estate – mortgage	(16)
Consumer	(279)
Total charge-offs	(2,819)
Recoveries
Commercial and industrial	74
Real estate – construction	12
Real estate – mortgage	4
Consumer	121
Total recoveries	211
Net charge-offs	(2,608)
Provision for loan losses	2,500
Allowance for loan losses, end of period	$12,013

The following table presents the amortized cost of loans held for investment by internal loan grade as of the date stated.

	December 31, 2022
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,369	$—	$112	$—	$1,481
Real estate – construction, commercial	—	—	—	7	—	—	—	7
Real estate – mortgage, commercial	—	—	—	22,778	26,059	1,700	686	51,223
Real estate – mortgage residential	—	—	—	1,453	1,985	—	2,240	5,678
Consumer	—	—	—	—	353	—	6	359
Total PCI loans	—	—	—	25,607	28,397	1,812	2,932	58,748
Originated and purchased performing loans:
Commercial and industrial	318	885	192,393	291,204	31,902	2,834	69,032	588,568
Paycheck Protection Program	11,967	—	—	—	—	—	—	11,967
Real estate – construction, commercial	—	361	14,223	156,027	8,504	3,365	814	183,294
Real estate – construction, residential	—	—	3,110	72,327	1,162	—	—	76,599
Real estate – mortgage, commercial	—	2,330	187,648	561,554	54,352	2,048	5,834	813,766
Real estate – mortgage residential	—	7,311	233,697	365,511	11,858	—	7,717	626,094
Real estate – mortgage, farmland	549	—	1,315	4,609	126	—	—	6,599
Consumer	197	—	21,330	24,731	256	—	550	47,064
Total originated and purchased performing loans	13,031	10,887	653,716	1,475,963	108,160	8,247	83,947	2,353,951
Gross loans	$13,031	$10,887	$653,716	$1,501,570	$136,557	$10,059	$86,879	$2,412,699
Less: deferred loan fees, net of costs								(1,640)
Total								$2,411,059

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

The Company has an immediately available and un-drawn line with the BTFP of $29.8 million as of March 31, 2023.

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

Note 10 – Fair Value (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of Note 1 of this Form 10-Q/A.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	March 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$51,661	$—	$51,661	$—
U.S. Treasury and agencies	62,153	—	62,153	—
Mortgage backed securities	199,319	—	191,815	7,504
Corporate bonds	38,857	—	34,558	4,299
Total securities available for sale	$351,990	$—	$340,187	$11,803
Other assets
MSR assets	$27,095	$—	$—	$27,095
Rabbi trust assets	577	577	—	—
Mortgage derivative asset	455	—	455	—
Interest rate swap asset	57	—	57	—
Other liabilities
Mortgage derivative liability	$57	$—	$57	$—
Interest rate swap liability	57	—	57	—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$50,993	$—	$50,993	$—
U.S. Treasury and agencies	67,162	—	67,162	—
Mortgage backed securities	196,336	—	188,719	7,617
Corporate bonds	39,850	—	35,561	4,289
Total securities available for sale	$354,341	$—	$342,435	$11,906
Other assets
MSR assets	$28,991	$—	$—	$28,991
Rabbi trust assets	584	584	—	—
Mortgage derivative asset	112	—	112	—
Interest rate swap asset	95	—	95	—
Other liabilities
Mortgage derivative liability	$24	$—	$24	$—
Interest rate swap liability	95	—	95	—

The following table presents the change in corporate bonds and mortgage backed securities using Level 3 inputs for the periods stated.

(Dollars in thousands)	Corporate Bonds	Mortgage Backed Securities
Balance as of December 31, 2022	$4,289	$7,617
Fair value adjustments	10	(113)
Balance as of March 31, 2023	$4,299	$7,504

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	March 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$22,960	$—	$22,960	$—
Collateral-dependent loans	57,580	—	—	57,580
Loans held for sale	76,528	—	76,528	—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$23,776	$—	$23,776	$—
Impaired loans - Pre-ASC 326	54,906	—	—	54,906
Loans held for sale	69,534	—	69,534	—
OREO	195	—	—	195

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of March 31, 2023	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	57,580	Selling Costs	7% - 10%

(Dollars in thousands)	Balance as of December 31, 2022	Unobservable Input	Range
Impaired loans - Pre-ASC 326
Discounted appraised value technique	54,761	Selling Costs	7% - 10%
Discounted cash flows technique	145	Discount Rate	4% - 11%
OREO
Discounted appraised value technique	195	Selling Costs	7%

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

	March 31, 2023 (Restated)
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$226,374	$226,374	$226,374	$—	$—
Federal funds sold	1,976	1,976	1,976	—	—
Securities available for sale	351,990	351,990	—	340,187	11,803
Restricted equity investments	18,388	18,388	—	18,388	—
Other equity investments	22,960	22,960	—	22,960	—
Other investments	26,538	26,538	—	—	26,538
PPP loans receivable, net	7,988	7,988	—	—	7,988
Loans held for investment, net	2,408,834	2,382,220	—	—	2,382,220
Accrued interest receivable	14,125	14,125	—	14,125	—
Bank owned life insurance	47,536	47,536	—	47,536	—
MSR assets	27,095	27,095	—	—	27,095
Financial Liabilities
Noninterest-bearing demand deposits	$594,518	$594,518	$594,518	$—	$—
Interest-bearing demand and money market deposits	1,326,655	1,326,655	—	1,326,655	—
Savings deposits	143,530	143,530	—	143,530
Time deposits	696,344	693,332	—	—	693,332
FHLB borrowings	239,100	239,045	—	239,045	—
Subordinated notes, net	39,904	37,610	—	—	37,610

	December 31, 2022
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,274	$77,274	$77,274	$—	$—
Federal funds sold	1,426	1,426	1,426	—	—
Securities available for sale	354,341	354,341	—	342,435	11,906
Restricted equity investments	21,257	21,257	—	21,257	—
Other equity investments	23,776	23,776	—	23,776	—
Other investments	24,672	24,672	—	—	24,672
PPP loans receivable, net	11,967	11,967	—	—	11,967
Loans held for investment, net	2,368,352	2,321,042	—	—	2,321,042
Accrued interest receivable	11,569	11,569	—	11,569	—
Bank owned life insurance	47,245	47,245	—	47,245	—
MSR assets	28,991	28,991	—	—	28,991
Financial Liabilities
Noninterest-bearing demand deposits	$640,101	$640,101	$640,101	$—	$—
Interest-bearing demand and money market deposits	1,318,799	1,318,799	—	1,318,799	—
Savings deposits	151,646	151,646	—	151,646	—
Time deposits	391,961	352,294	—	—	352,294
FHLB borrowings	311,700	311,700	—	311,700	—
FRB borrowings	51	51	—	51	—
Subordinated notes, net	39,920	37,689	—	—	37,689

Note 11 – Minimum Regulatory Capital Requirements (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of Note 1 of this Form 10-Q/A.

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

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The CECL Transitional Amount was $8.1 million, of which $2.0 million reduced the regulatory capital amounts and capital ratios as of March 31, 2023.

	March 31, 2023 (Restated)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,021	10.72%	$294,742	10.50%	$280,706	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,455	9.56%	$238,599	8.50%	$224,564	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,455	9.56%	$196,493	7.00%	$182,458	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,455	8.24%	$130,248	4.00%	$162,811	5.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,097	10.93%	$289,246	10.50%	$275,473	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$234,152	8.50%	$220,379	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$192,831	7.00%	$179,058	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,545	8.90%	$120,644	4.00%	$150,805	5.00%

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

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. Commitments under outstanding performance stand-by letters of credit totaled $0 as of both March 31, 2023 and December 31, 2022. Additionally, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2023 and December 31, 2022, commitments under outstanding financial stand-by letters of credit totaled $29.3 million and $29.8 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Upon the adoption of ASC 326 on January 1, 2023, the Company recorded an increase in its reserve for unfunded commitments of $3.7 million. Most of this increase was attributable to higher funding assumptions of the underlying credit commitments, based on industry data available. For the three months ended March 31, 2023, the Company recorded a recovery of provision for credit losses for unfunded commitments of $400 thousand, which was primarily attributable to lower balances of conditionally cancelable loan commitments. As of March 31, 2023, the reserve for unfunded commitments was $5.1 million compared to $1.8 million as of December 31, 2022.

The Company invests in various partnerships, limited liability companies, and SBIC funds. Pursuant to these investments, the Company commits to an investment amount to be fulfilled in future periods. At March 31, 2023, the Company had future commitments outstanding totaling $17.7 million related to these investments.

Note 13 – Earnings Per Share (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of Note 1 of this Form 10-Q/A.

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

	For the three months ended March 31,
	2023	2022
(Dollars in thousands, except per share data)	(Restated)
Weighted average common shares outstanding, basic	18,856,515	18,772,258
Effect of dilutive securities	3,506	17,087
Weighted average common shares outstanding, dilutive	18,860,021	18,789,345

Net income:
Net income from continuing operations	$3,970	$17,420
Net income from discontinued operations	—	337
Net income from discontinued operations attributable to noncontrolling interest	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$3,970	$17,756

Basic earnings per share:
Earnings per share from continuing operations	$0.21	$0.93
Earnings per share from discontinued operations	—	0.02
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.21	$0.95

Diluted earnings per share:
Earnings per share from continuing operations	$0.21	$0.93
Earnings per share from discontinued operations	—	0.02
Earnings per share attributable to Blue Ridge Bankshares, Inc.	$0.21	$0.95

Note 14 – Business Segments (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of Note 1 of this Form 10-Q/A.

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

The following tables present statement of operations items and assets by segment as of the dates and for the periods stated.

	As of and for the three months ended March 31, 2023 (Restated)
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$40,579	$305	$6	$—	$40,890
Interest expense	15,002	139	553	—	15,694
Net interest income	25,577	166	(547)	—	25,196
Provision for credit losses	(1,510)	—	—	—	(1,510)
Net interest income after provision for credit losses	27,087	166	(547)	—	26,706
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	—	1,303	—	—	1,303
Gain on sale of guaranteed government loans	2,409	—	—	—	2,409
Service charges on deposit accounts	343	—	—	—	343
Increase in cash surrender value of bank owned life insurance	282	—	—	—	282
Other income	3,088	—	(43)	(99)	2,946
Total noninterest income	6,122	1,303	(43)	(99)	7,283
NONINTEREST EXPENSE
Salaries and employee benefits	12,628	2,661	—	—	15,289
Other operating expenses	11,210	1,485	962	(99)	13,558
Total noninterest expense	23,838	4,146	962	(99)	28,847
Income (loss) from continuing operations before income tax expense	9,371	(2,677)	(1,552)	—	5,142
Income tax expense (benefit)	2,081	(583)	(326)	—	1,172
Net income (loss)	$7,290	$(2,094)	$(1,226)	$—	$3,970
Total assets as of March 31, 2023	$3,259,602	$34,083	$288,598	$(258,223)	$3,324,060

	As of and for the three months ended March 31, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$25,183	$591	$28	$—	$25,802
Interest expense	1,546	35	553	—	2,134
Net interest income	23,637	556	(525)	—	23,668
Provision for credit losses	2,500	—	—	—	2,500
Net interest income after provision for credit losses	21,137	556	(525)	—	21,168
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	—	9,559	—	—	9,559
Gain on sale of guaranteed government loans	1,427	—	—	—	1,427
Service charges on deposit accounts	315	—	—	—	315
Increase in cash surrender value of bank owned life insurance	272	—	—	—	272
Other income	3,177	—	9,426	(82)	12,521
Total noninterest income	5,191	9,559	9,426	(82)	24,094
NONINTEREST EXPENSE
Salaries and employee benefits	9,089	5,007	—	—	14,096
Other operating expenses	6,581	1,936	158	(82)	8,593
Total noninterest expense	15,670	6,943	158	(82)	22,689
Income from continuing operations before income tax expense	10,658	3,172	8,743	—	22,573
Income tax expense	2,906	624	1,623	—	5,153
Net income from continuing operations	$7,752	$2,548	$7,120	$—	$17,420
Discontinued Operations
Income from discontinued operations before income taxes	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$8,089	$2,548	$7,120	$—	$17,757
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$8,088	$2,548	$7,120	$—	$17,756
Total assets as of March 31, 2022	$2,628,323	$64,419	$334,424	$(302,582)	$2,724,584

Note 15 – Changes to Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended March 31, 2023
(Dollars in thousands)	Net Unrealized (Losses) Gains on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income, net
Balance as of December 31, 2022	$(45,525)	$425	$(1)	$(45,101)
Change in net unrealized holding gains on securities available for sale, net of deferred tax expense of $1,113	3,866	—	—	3,866
Balance as of March 31, 2023	$(41,659)	$425	$(1)	$(41,235)

	For the three months ended March 31, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of December 31, 2021	$(4,056)	$425	$(1)	$(3,632)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $4,742	(17,844)	—	—	(17,844)
Balance as of March 31, 2022	$(21,900)	$425	$(1)	$(21,476)

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

Note 17 – Subsequent Events (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of Note 1 of this Form 10-Q/A.

On April 6, 2023, the Board of Directors (the "Board") of the Company declared a quarterly dividend of $0.1225 per share, which was paid on April 28, 2023, to shareholders of record of the Company's common stock as of the close of business on April 18, 2023.

A commercial and industrial loan in the amount of $33.8 million, which was placed on nonaccrual stated in the fourth quarter of 2023 and which was modified during the first quarter of 2023, did not make a contractually due payment at the end of April 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of Note 1 to the Consolidated Financial Statements of this Form 10-Q/A.

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of our operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q/A and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2022 (the “2022 Form 10-K/A”). Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations for the balance of 2023, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

Cautionary Note About Forward-Looking Statements

The Company makes certain forward-looking statements in this Form 10-Q/A that are subject to risks and uncertainties. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of management’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. The Company cautions that the forward-looking statements are based largely on management’s expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond its control. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the 2022 Form 10-K/A including those discussed in the section entitled "Risk Factors." If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q/A. Therefore, the Company cautions not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

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

General

There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2022 Form 10-K/A, except as noted in Part I, Note 2 - Adoption of New Accounting Standard of this Form 10-Q/A, which describes the Company's adoption of Accounting Standards Codification (“ASC”) 326 - Financial Instruments – Credit Losses (referred herein as “ASC 326” or “CECL”), effective January 1, 2023.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Comparison of Financial Condition as of March 31, 2023 and December 31, 2022 (Restated)

Total assets were $3.32 billion as of March 31, 2023, an increase of $193.6 million from $3.13 billion as of December 31, 2022. Most of this increase was attributable to higher cash and due from banks balances, which increased $149.1 million to $226.4 million as of March 31, 2023 from $77.3 million as of December 31, 2022. Loans held for investment, excluding PPP loans, increased $45.7 million to $2.44 billion as of March 31, 2023 from $2.40 billion at December 31, 2022, an annualized growth rate of 7.62%. The allowance for credit losses ("ACL") increased $5.2 million to $36.0 million as of March 31, 2023 from $31.0 million as of December 31, 2022. Of this increase, $7.4 million was due to the adoption of ASC 326 on January 1, 2023.

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

Total stockholders’ equity decreased by $2.1 million to $246.7 million as of March 31, 2023 compared to $248.8 million at December 31, 2022. Of the decrease, $8.1 million was attributable to the adoption of ASC 326, which included an after-tax increase in the ACL and reserve for unfunded commitments of $5.2 million and $2.9 million, respectively. The fair value of the Company’s portfolio of securities available for sale ("AFS") increased in the first three months of 2023, primarily as a result of a modest decline in market longer-term interest rates, resulting in an after-tax increase in stockholders’ equity of $3.9 million. The Company does not have any investment securities classified as held to maturity as of March 31, 2023 or December 31, 2022.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022 (Restated)

For the three months ended March 31, 2023, the Company reported net income from continuing operations of $4.0 million, or $0.22 per diluted common share, compared to $17.4 million, or $0.93 per diluted common share, for the three months ended March 31, 2022.

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

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended March 31,
	2023 (Restated)			2022			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$374,956	$2,628	2.80%	$379,113	$1,770	1.87%	$858	$(19)	$877
Tax-exempt securities (3)	20,726	116	2.25%	19,372	75	1.55%	41	5	36
Total securities	395,682	2,744	2.77%	398,485	1,845	1.85%	899	(14)	913
Interest-earning deposits in other banks	107,614	941	3.50%	94,710	35	0.15%	906	5	901
Federal funds sold	8,890	99	4.45%	51,460	22	0.17%	77	(18)	95
Loans held for sale	40,024	282	2.82%	73,710	621	3.37%	(339)	(284)	(55)
Paycheck Protection Program loans (4)	10,265	20	0.78%	27,081	393	5.80%	(373)	(244)	(129)
Loans held for investment (4,5,6)	2,498,059	36,829	5.90%	1,798,653	22,885	5.09%	13,944	8,899	5,045
Total average interest-earning assets	3,060,534	40,915	5.35%	2,444,099	25,801	4.22%	15,114	8,343	6,770
Less: allowance for credit losses	(24,722)			(12,063)
Total noninterest-earning assets	234,297			221,951
Total average assets	$3,270,109			$2,653,987
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,287,839	$8,259	2.57%	$1,082,743	$585	0.22%	$7,674	$111	$7,563
Time deposits (7)	513,642	3,072	2.39%	483,236	971	0.80%	2,101	61	2,040
Total interest-bearing deposits	1,801,481	11,331	2.52%	1,565,979	1,556	0.40%	9,775	172	9,603
FHLB borrowings (8)	328,223	3,810	4.64%	10,110	11	0.44%	3,799	346	3,453
FRB borrowings	4	—	0.40%	16,379	14	0.34%	(14)	(14)	—
Subordinated notes and other borrowings (9)	39,935	555	5.56%	39,976	553	5.53%	2	(1)	3
Total average interest-bearing liabilities	2,169,643	15,696	2.89%	1,632,444	2,134	0.52%	13,562	503	13,059
Noninterest-bearing demand deposits	808,425			720,226
Other noninterest-bearing liabilities	32,130			26,430
Stockholders' equity	259,911			274,887
Total average liabilities and stockholders’ equity	$3,270,109			$2,653,987
Net interest income and margin (10)		$25,219	3.30%		$23,667	3.87%	$1,552	$7,840	$(6,289)
Cost of funds (11)			2.11%			0.36%
Net interest spread (12)			2.45%			3.70%

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

Average interest-earning assets were $3.06 billion for the three months ended March 31, 2023 compared to $2.44 billion for the same period of 2022, a $616.4 million increase. This increase was primarily attributable to growth in average balances of loans held for investment, excluding PPP loans, which increased $699.4 million in the 2023 period compared to the 2022 period, partially offset by lower average balances of federal funds sold, loans held for sale, and PPP loans. Total interest income (on a taxable equivalent basis) increased $15.1 million for the three-month period ended March 31, 2023 from the same period of 2022. This increase was primarily due to higher average balances and yields, including fee income, on loans held for investment, excluding PPP loans, and securities. Higher yields in the 2023 period were primarily attributable to loan growth and the re-pricing of variable rate loans in the higher interest rate environment, partially offset by lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income in the first quarters of 2023 and 2022 included accretion of discounts on acquired loans of $688 thousand and $2.7 million, respectively.

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

Net interest income (on a taxable equivalent basis) for the three months ended March 31, 2023 was $25.2 million compared to $23.7 million for the same period in 2022, an increase of $1.5 million. Net interest margin was 3.30% and 3.87% for the first quarters of 2023 and 2022, respectively. Accretion and amortization of purchase accounting adjustments had a 13 and 53 basis point positive effect on net interest margin for the same respective periods.

Provision for Credit Losses. The Company recorded a recovery of credit losses of $1.5 million in the first quarter of 2023 compared to a provision for credit losses of $2.5 million in the first quarter of 2022. The recovery of credit losses in the 2023 period was primarily attributable to the release of specific reserves on a collateral-dependent loan due to cash payments applied to the recorded investment and a credit to provision for credit losses on unfunded commitments of $400 thousand.

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

Income Tax Expense. Income tax expense from continuing operations for the three months ended March 31, 2023 and 2022 was $1.2 million and $5.1 million, respectively, resulting in an effective income tax rate of 22.8% for both respective periods.

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

	March 31, 2023 (Restated)		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$566,898	23.1%	$590,049	24.4%
Paycheck Protection Program	7,988	0.3%	11,967	0.5%
Real estate – construction, commercial	180,149	7.3%	183,301	7.6%
Real estate – construction, residential	92,403	3.8%	76,599	3.2%
Real estate – mortgage, commercial	867,916	35.4%	864,989	35.8%
Real estate – mortgage, residential	672,473	27.4%	631,772	26.2%
Real estate – mortgage, farmland	6,394	0.3%	6,599	0.3%
Consumer	58,907	2.4%	47,423	2.0%
Gross loans	2,453,128	100.0%	2,412,699	100.0%
Less: deferred loan fees, net of costs	(345)		(1,640)
Gross loans, net of deferred loans fees and costs	2,452,783		2,411,059
Less: allowance for credit losses	(35,961)		(30,740)
Loans held for investment, net	$2,416,822		$2,380,319
Loans held for sale (not included in totals above)	$76,528		$69,534

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2023 (as restated).

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$566,898	$143,445	$211,884	$180,833	$29,948	$1,103	$211,569	$105,017	$93,130	$13,422
Paycheck Protection Program	7,988	—	—	—	—	—	7,988	7,988	—	—
Real estate – construction, commercial	180,149	49,020	92,247	52,863	10,132	29,252	38,882	36,462	2,376	44
Real estate – construction, residential	92,403	21,745	16,286	14,697	—	1,589	54,372	1,578	3,129	49,665
Real estate – mortgage, commercial	867,916	34,254	452,922	66,892	218,392	167,638	380,740	211,325	161,950	7,465
Real estate – mortgage, residential	672,473	15,268	388,286	14,480	74,690	299,116	268,919	37,595	43,517	187,807
Real estate – mortgage, farmland	6,394	582	1,768	91	255	1,422	4,044	2,445	870	729
Consumer loans	58,907	5,861	7,062	6,898	164	—	45,984	25,431	20,491	62
Gross loans	$2,453,128	$270,175	$1,170,455	$336,754	$333,581	$500,120	$1,012,498	$427,841	$325,463	$259,194

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

The following table presents an analysis of the change in the ACL by loan type as of and for the periods stated.

	As of and for the three months ended
	March 31, 2023	March 31, 2022
(Dollars in thousands)	(Restated)
ACL, beginning of period	$30,740	$12,121
Impact of ASC 326 adoption	7,418	—
Charge-offs
Commercial and industrial	(799)	(2,401)
Consumer	(510)	(418)
Total charge-offs	(1,309)	(2,819)
Recoveries
Commercial and industrial	118	86
Consumer	104	125
Total recoveries	222	211
Net charge-offs	(1,087)	(2,608)
Provision for credit losses - loans	(1,110)	2,500
ACL, end of period	$35,961	$12,013
Ratio of net charge-offs to average loans outstanding during period:
Commercial	0.17%	0.82%
Consumer	0.19%	0.18%
Total loans	0.17%	0.58%

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

	March 31, 2023 (Restated)		December 31, 2022
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$14,271	23.1%	$23,073	24.4%
Paycheck Protection Program	—	0.3%	—	0.5%
Real estate – construction, commercial	4,310	7.3%	1,637	7.6%
Real estate – construction, residential	1,806	3.8%	628	3.2%
Real estate – mortgage, commercial	8,671	35.4%	2,356	35.8%
Real estate – mortgage, residential	5,285	27.4%	1,760	26.2%
Real estate – mortgage, farmland	14	0.3%	4	0.3%
Consumer	1,604	2.4%	1,282	2.0%
	$35,961	100.0%	$30,740	100.0%

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

The following table presents summary information pertaining to nonperforming assets and certain asset quality ratios as of the dates stated.

	March 31, 2023	December 31, 2022
(Dollars in thousands)	(Restated)
Nonaccrual loans	$85,166	$76,050
Loans past due 90 days and still accruing	2,167	8,260
Total nonperforming loans	$87,333	$84,310
OREO	—	195
Total nonperforming assets	$87,333	$84,505
ACL	$35,961	$30,740
Loans held for investment, including PPP loans	$2,452,783	$2,411,059
Loans held for investment, excluding PPP loans	$2,444,795	$2,399,092
Total assets	$3,324,060	$3,130,465
ACL to total loans held for investment, including PPP loans	1.47%	1.27%
ACL to total loans held for investment, excluding PPP loans	1.47%	1.28%
ACL to nonperforming loans	41.18%	36.46%
Nonperforming loans to total loans held for investment, including PPP loans	3.56%	3.50%
Nonperforming loans to total loans held for investment, excluding PPP loans	3.57%	3.51%
Nonperforming assets to total assets	2.63%	2.70%

The increase in the ratio of ACL to total loans held for investment, excluding PPP loans, at March 31, 2023 compared to December 31, 2022 was primarily attributable to the adoption of ASC 326 on January 1, 2023, which resulted in a $7.4 million increase in the ACL. The remaining purchase accounting adjustments (discounts) related to loans acquired in the Bay Banks of Virginia, Inc. merger in 2021 and earlier acquisitions by the Company were $6.7 million and $7.9 million at March 31, 2023 and December 31, 2022, respectively.

Modified Loans. The Company granted certain loan modifications to borrowers experiencing financial difficulties during the first quarter of 2023. The total amortized cost of these modified loans was $37.2 million, or 1.51% of gross loans held for investment, as of March 31, 2023. Of this amount, a $33.8 million commercial and industrial loan did not make a contractually due payment at the end of April 2023.

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

Approximately 21.5% of total deposits as of March 31, 2023 were composed of noninterest-bearing demand deposits compared to 25.6% as of December 31, 2022. In contrast, approximately 25.2% of total deposits as of March 31, 2023 were composed of time deposits compared to 15.6% as of December 31, 2022, which was primarily due to the acquisition of brokered time deposits in the first quarter of 2023. Brokered time deposits represented approximately 12.2% and 1.7% of total deposits as of March 31, 2023 and December 31, 2022, respectively.

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

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and borrowers. The Bank had unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $28.0 million as of March 31, 2023 and December 31, 2022. These lines bear interest at the prevailing rates for such loan and are cancelable any time by the correspondent bank. As of March 31, 2023 and December 31, 2022, none of these lines of credit with correspondent banks were drawn upon.

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

The Company has an immediately available and un-drawn line with the BTFP of $29.9 million as of March 31, 2023. The BTFP provides banks with additional liquidity via a secured line of credit collateralized by eligible pledged securities. Available credit is equal to the current par value of the pledged securities. Advances under the BTFP are up to a one-year term and are priced at the one-year overnight index swap rate plus 10 basis points, which is fixed for the term on the advance date.

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

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The CECL Transitional Amount was $8.1 million, of which $2.0 million reduced the regulatory capital amounts and capital ratios as of March 31, 2023.

	March 31, 2023 (Restated)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,021	10.72%	$294,742	10.50%	$280,706	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,455	9.56%	$238,599	8.50%	$224,564	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,455	9.56%	$196,493	7.00%	$182,458	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,455	8.24%	$130,248	4.00%	$162,811	5.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,097	10.93%	$289,246	10.50%	$275,473	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$234,152	8.50%	$220,379	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$192,831	7.00%	$179,058	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,545	8.90%	$120,644	4.00%	$150,805	5.00%

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

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2023 and December 31, 2022, commitments under outstanding financial stand-by letters of credit totaled $29.3 million and $29.8 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers. Additionally, the Company issues performance stand-by letters of credit, which guarantee the performance of a customer to a third party. Commitments under outstanding performance stand-by letters of credit totaled $0 thousand as of both March 31, 2023 and December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference to the information in section "Interest Rate Risk Management" within Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q/A.

Item 4. Controls and Procedures (Restated)

This section has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of Note 1 to the Consolidated Financial Statements of this Form 10-Q/A.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective, except as discussed below.

Identification of Material Weakness

As previously disclosed in the Explanatory Note to the Consolidated Financial Statements to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2022, the Company has evaluated the effect of the facts leading to the restatement of the financial statements herein for the interim period ended March 31, 2023. Management has concluded that a material weakness existed in the timely risk grading and placing of loans on nonaccrual status and, thus, in the determination of the adequacy of the allowance for credit losses for the specialty finance loans. It was further determined that such material weakness does not exist in the remainder of the loan portfolio.

Management, with oversight from the Company's Audit Committee, is committed to remediating the foregoing material weakness and has taken the following steps in the third quarter of 2023:

•
Completed a re-underwriting of all loans in the specialty finance loan portfolio, and believes risk grades and reserves are adequate and appropriately recorded;
•
Established a credit policy and risk committee charged with drafting a new credit policy; and
•
Began institutionalizing a new philosophy around loan portfolio management.

Changes in Internal Control over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. Except as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which the Company is involved, please see Note 16 to the unaudited consolidated financial statements included in this Form 10-Q/A.

In the ordinary course of its operations, the Company is a party to various legal proceedings. As of the date of this report, there are no pending or threatened proceedings against the Company, other than as disclosed in the preceding paragraph, that, if determined adversely, would have a material effect on the business, results of operations or financial position of the Company.

Item 1A. Risk Factors

The have been no material changes to the risk factors disclosed in the 2022 Form 10-K/A. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q/A.

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

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2023, formatted in Inline XBRL (included with Exhibit 101).

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