Form 10-Q/A
period 2023-06-30
BLUE RIDGE BANKSHARES, INC.
filed 2023-11-14
CIK 842717

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

Explanatory Note to the Form 10-Q/A

Blue Ridge Bankshares, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the "Form 10-Q/A") for the purpose of adjusting the timing of when certain loans were placed on nonaccrual, reserved for, and charged off, as explained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 31, 2023. Specifically, the Audit Committee of the Company's Board of Directors, after consultation with the Company’s independent registered public accounting firm and the primary regulator of its wholly-owned bank subsidiary, Blue Ridge Bank, N.A., determined that certain specialty finance loans that, as previously disclosed, were placed on nonaccrual, reserved for, or charged off in the interim periods ended March 31, 2023 and June 30, 2023 should have been reported as nonaccrual, reserved for, or charged off in earlier periods. These certain specialty finance loans totaled $54.6 million as of June 30, 2023 and are being reported as nonaccrual (nonperforming) loans in the Company's financial statements for the period ended June 30, 2023 included in this Form 10-Q/A.

The effects of the adjustments has resulted in a positive adjustment to earnings and earnings per share for both the three and six months ended June 30, 2023. Balance sheet amounts, including loans held for investment and allowance for credit losses, also are affected as of June 30, 2023, with no affect on total assets and total stockholders' equity as of June 30, 2023.

The following tables summarize the effects of the restatement on income statement and balance sheet amounts as reported as of and for the period ended June 30, 2023:

	For the three months ended June 30, 2023
	As reported	Adjustments	As Restated
Net interest income	$20,403	$3,487	$23,890
Provision (benefit) for credit losses - loans	21,100	(10,487)	10,613
(Loss) income from continuing operations before income tax expense	(24,413)	13,974	(10,439)
Income tax (benefit) expense	(4,949)	3,123	(1,826)
Net (loss) income from continuing operations	$(19,464)	$10,851	$(8,613)
Basic and diluted (loss) earnings per common share from continuing operations	$(1.03)	$0.58	$(0.45)

	For the six months ended June 30, 2023
	As reported	Adjustments	As Restated
Net interest income	$47,762	$1,324	$49,086
Provision (benefit) for credit losses - loans	25,200	(15,697)	9,503
(Loss) income from continuing operations before income tax expense	(22,318)	17,021	(5,297)
Income tax (benefit) expense	(4,458)	3,804	(654)
Net (loss) income from continuing operations	$(17,860)	$13,217	$(4,643)
Basic and diluted (loss) earnings per common share from continuing operations	$(0.95)	$0.70	$(0.25)

	As of June 30, 2023
	As reported	Adjustments	As Restated
Loans held for investment, net of deferred fees and costs	$2,451,697	$(4,500)	$2,447,197
Allowance for credit losses	(43,067)	4,500	(38,567)
Accrued interest receivable	15,474	—	15,474
Deferred tax asset, net	11,051	—	11,051
Other assets	28,175	—	28,175
Total assets	$3,214,424	$—	$3,214,424
Total stockholders' equity	$231,271	$—	$231,271

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
Note 2 - Adoption of New Accounting Standard
Note 4 - Loans and ACL
Note 11 - Minimum Regulatory Capital Requirements
Note 13 - Earnings Per Share

Note 14 - Business Segments
Note 17 - Subsequent Events

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 4	Control and Procedures

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30, 2023	December 31, 2022 (1)
(Dollars in thousands except share data)	(Restated)
ASSETS
Cash and due from banks	$131,843	$77,274
Federal funds sold	2,492	1,426
Securities available for sale, at fair value	340,617	354,341
Restricted equity investments	17,538	21,257
Other equity investments	22,693	23,776
Other investments	27,157	24,672
Loans held for sale	64,102	69,534
Paycheck Protection Program loans, net of deferred fees and costs	7,234	11,967
Loans held for investment, net of deferred fees and costs	2,447,197	2,399,092
Less: allowance for credit losses	(38,567)	(30,740)
Loans held for investment, net	2,408,630	2,368,352
Accrued interest receivable	15,474	11,569
Other real estate owned	—	195
Premises and equipment, net	22,849	23,152
Right-of-use assets	5,744	6,903
Bank owned life insurance	47,828	47,245
Goodwill	26,826	26,826
Other intangible assets	5,925	6,583
Mortgage servicing rights, net	28,246	28,991
Deferred tax asset, net	11,051	12,227
Other assets	28,175	14,175
Total assets	$3,214,424	$3,130,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$575,989	$640,101
Interest-bearing demand and money market deposits	1,293,754	1,318,799
Savings	131,332	151,646
Time deposits	612,019	391,961
Total deposits	2,613,094	2,502,507
FHLB borrowings	219,100	311,700
FRB borrowings	65,000	51
Subordinated notes, net	39,888	39,920
Lease liabilities	6,765	7,860
Other liabilities	39,306	19,634
Total liabilities	2,983,153	2,881,672
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized at June 30, 2023 and December 31, 2022; 18,933,637 and 18,950,329 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	196,990	195,960
Additional paid-in capital	252	252
Retained earnings	80,287	97,682
Accumulated other comprehensive loss, net of tax	(46,258)	(45,101)
Total stockholders’ equity	231,271	248,793
Total liabilities and stockholders’ equity	$3,214,424	$3,130,465
(1)
Derived from audited December 31, 2022 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Dollars in thousands, except per share data)	(Restated)		(Restated)
INTEREST INCOME
Interest and fees on loans	$38,326	$23,787	$75,457	$47,686
Interest on securities, deposit accounts, and federal funds sold	4,134	2,456	7,893	4,359
Total interest income	42,460	26,243	83,350	52,045
INTEREST EXPENSE
Interest on deposits	14,624	1,541	25,955	3,097
Interest on subordinated notes	547	545	1,100	1,098
Interest on FHLB and FRB borrowings	3,399	67	7,209	92
Total interest expense	18,570	2,153	34,264	4,287
Net interest income	23,890	24,090	49,086	47,758
Provision for credit losses - loans	10,613	7,494	9,503	9,994
Provision (benefit) for credit losses - unfunded commitments	(600)	—	(1,000)	—
Total provision for credit losses	10,013	7,494	8,503	9,994
Net interest income after provision for credit losses	13,877	16,596	40,583	37,764
NONINTEREST INCOME
Fair value adjustments of other equity investments	(281)	(86)	(332)	9,278
Residential mortgage banking income, including MSRs	4,295	5,960	5,598	15,519
Gain on sale of guaranteed government loans	2,384	1,538	4,793	2,965
Wealth and trust management	462	414	894	805
Service charges on deposit accounts	349	327	692	642
Increase in cash surrender value of bank owned life insurance	292	276	574	548
Bank and purchase card, net	560	599	900	1,021
Other	1,675	1,162	3,900	3,506
Total noninterest income	9,736	10,190	17,019	34,284
NONINTEREST EXPENSE
Salaries and employee benefits	14,518	15,873	29,807	29,969
Occupancy and equipment	1,913	1,500	3,482	2,985
Data processing	1,131	874	2,477	1,820
Legal, issuer, and regulatory filing	2,753	618	3,987	1,000
Advertising and marketing	337	412	623	840
Communications	1,171	1,030	2,302	1,829
Audit and accounting fees	503	379	649	520
FDIC insurance	1,246	106	1,975	337
Intangible amortization	335	386	690	783
Other contractual services	3,218	999	4,157	1,533
Other taxes and assessments	803	671	1,605	1,241
Regulatory remediation	2,388	—	3,522	—
Merger-related	—	—	—	50
Other	3,736	2,478	7,623	5,108
Total noninterest expense	34,052	25,326	62,899	48,015
(Loss) income from continuing operations before income tax expense	(10,439)	1,460	(5,297)	24,033
Income tax (benefit) expense	(1,826)	342	(654)	5,495
Net (loss) income from continuing operations	$(8,613)	$1,118	$(4,643)	$18,538
Discontinued Operations
Income from discontinued operations before income taxes	—	—	—	426
Income tax expense	—	—	—	89
Net income from discontinued operations	—	—	—	337
Net (loss) income	$(8,613)	$1,118	$(4,643)	$18,875
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	(1)
Net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(8,613)	$1,118	$(4,643)	$18,874
Net (loss) income available to common stockholders	$(8,613)	$1,118	$(4,643)	$18,874
Basic and diluted (loss) earnings per share from continuing operations	$(0.45)	$0.06	$(0.25)	$0.99
Basic and diluted earnings per share from discontinued operations	$—	$—	$—	$0.02
Basic and diluted (loss) earnings per share attributable to Blue Ridge Bankshares, Inc.	$(0.45)	$0.06	$(0.25)	$1.01

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Dollars in thousands)	(Restated)		(Restated)
Net (loss) income	$(8,613)	$1,118	$(4,643)	$18,875
Other comprehensive loss:
Gross unrealized losses on securities available for sale arising during the period	(6,469)	(20,272)	(1,490)	(42,859)
Deferred income tax benefit	1,446	4,257	333	9,000
Unrealized losses on securities available for sale arising during the period, net of tax	(5,023)	(16,015)	(1,157)	(33,859)
Other comprehensive net loss	(5,023)	(16,015)	(1,157)	(33,859)
Comprehensive net loss	$(13,636)	$(14,897)	$(5,800)	$(14,984)
Comprehensive income from discontinued operations attributable to noncontrolling interest	—	—	—	(1)
Comprehensive net loss attributable to Blue Ridge Bankshares, Inc.	$(13,636)	$(14,897)	$(5,800)	$(14,985)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the six months ended June 30, 2023 (Restated)
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,950,329	$195,960	$252	$97,682	$(45,101)	$248,793
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	—	—	—	(8,111)	—	(8,111)
Net loss	—	—	—	(4,643)	—	(4,643)
Other comprehensive loss	—	—	—	—	(1,157)	(1,157)
Dividends on common stock	—	—	—	(4,641)	—	(4,641)
Stock option exercises	3,750	26	—	—	—	26
Restricted stock awards, net of forfeitures	(26,842)	936	—	—	—	936
Dividend reinvestment plan issuances	6,400	68	—	—	—	68
Balance at end of period	18,933,637	$196,990	$252	$80,287	$(46,258)	$231,271

	For the six months ended June 30, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest of Discontinued Operations	Total
Balance at beginning of period	18,774,082	$194,309	$252	$85,982	$(3,632)	$228	$277,139
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Net income	—	—	—	18,874	—	1	18,875
Other comprehensive loss	—	—	—	—	(33,859)	—	(33,859)
Dividends on common stock	—	—	—	(4,552)	—	—	(4,552)
Stock option exercises	1,183	15	—	—	—	—	15
Restricted stock awards, net of forfeitures	(13,417)	729	—	—	—	—	729
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance at end of period	18,761,848	$195,053	$252	$103,846	$(37,491)	$—	$261,660

	For the three months ended June 30, 2023 (Restated)
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,942,091	$196,498	$252	$91,220	$(41,235)	$246,735
Net loss	—	$—	—	(8,613)	—	(8,613)
Other comprehensive loss	—	—	—	—	(5,023)	(5,023)
Dividends on common stock	—	—	—	(2,320)	—	(2,320)
Restricted stock awards, net of forfeitures	(12,210)	457	—	—	—	457
Dividend reinvestment plan issuances	3,756	35	—	—	—	35
Balance at end of period	18,933,637	$196,990	$252	$80,287	$(46,258)	$231,271

	For the three months ended June 30, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,771,065	$194,679	$252	$105,027	$(21,476)	$278,482
Net income	—	—	—	1,118	—	1,118
Other comprehensive loss	—	—	—	—	(16,015)	(16,015)
Dividends on common stock	—	—	—	(2,299)	—	(2,299)
Restricted stock awards, net of forfeitures	(9,217)	374	—	—	—	374
Balance at end of period	18,761,848	$195,053	$252	$103,846	$(37,491)	$261,660

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2023	June 30, 2022
(Dollars in thousands)	(Restated)
Cash Flows From Operating Activities
Net (loss) income from continuing operations	$(4,643)	$18,538
Net income from discontinued operations	—	337
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	877	1,038
Deferred income tax (benefit) expense	(2,130)	3,316
Provision for credit losses - loans	9,503	9,994
Provision for credit losses - unfunded commitments	(1,000)	—
Accretion of fair value adjustments (discounts) on acquired loans	(1,161)	(4,058)
Accretion of fair value adjustments (premiums) on acquired time deposits	(506)	(833)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(50)	(50)
Proceeds from sale of mortgage loans held for sale	116,540	368,217
Mortgage loans held for sale, originated	(115,528)	(275,897)
Gain on sale of mortgage loans	(995)	(3,136)
Proceeds from sale of guaranteed government loans held for sale	69,449	—
Guaranteed government loans held for sale, originated	(49,708)	—
Gain on sale of guaranteed government loans	(4,793)	—
Loss (gain) on disposal of premises and equipment	14	(405)
Loss on disposal of other assets	528	—
Realized gains on sale of other equity securities	(10)	—
Investment amortization expense, net	348	809
Amortization of subordinated debt issuance costs	18	17
Intangible amortization	690	783
Fair value adjustments of other equity investments	332	(9,278)
Fair value adjustments attributable to mortgage servicing rights	1,364	(3,548)
Increase in cash surrender value of bank owned life insurance	(574)	(548)
Increase in accrued interest receivable	(3,905)	(665)
(Increase) decrease in other assets	(11,585)	399
Increase in other liabilities	19,577	5,033
Net cash provided by operating activities - continuing operations	22,652	110,063
Net cash provided by operating activities - discontinued operations	—	55
Cash provided by operating activities	22,652	110,118
Cash Flows From Investing Activities
Net increase in loans held for investment	(65,448)	(272,026)
Net (increase) decrease in federal funds sold	(1,066)	8,410
Purchases of securities available for sale	—	(66,761)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	12,690	15,163
Proceeds from sale of other real estate owned	264	70
Net decrease in Paycheck Protection Program loans	4,733	14,752
Net change in restricted equity and other investments	3,499	(4,857)
Purchase of premises and equipment	(643)	(221)
Proceeds from sale of premises and equipment	55	1,937
Proceeds from sale of other assets	950	—
Proceeds from sale of LSMG	250	—
Capital calls of small business investment company funds and other investments	(2,594)	(3,997)
Nonincome distributions from limited liability companies	332	420
Net cash used in investing activities - continuing operations	(46,978)	(307,110)
Net cash provided by investing activities - discontinued operations	—	245
Cash used in investing activities	(46,978)	(306,865)
Cash Flows From Financing Activities:
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(109,471)	144,924
Net increase (decrease) in time deposits	220,564	(106,155)
Common stock dividends paid	(4,641)	(4,552)
FHLB advances	1,080,000	135,000
FHLB repayments	(1,172,600)	(10,000)
FRB advances	65,000	—
FRB repayments	(51)	(17,841)
Stock option exercises	26	15
Dividend reinvestment plan issuances	68	—
Net cash provided by financing activities - continuing operations	78,895	141,391
Net cash provided by financing activities - discontinued operations	—	—
Cash provided by financing activities	78,895	141,391
Net increase (decrease) in cash and due from banks	54,569	(55,356)
Cash and due from banks at beginning of period	77,274	130,548
Cash and due from banks at end of period	$131,843	$75,192

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$28,999	$4,395
Income taxes	$6,656	$575
Non-cash investing and financing activities:
Unrealized losses on securities available for sale	$(1,490)	$(42,859)
Restricted stock awards, net of forfeitures	$936	$729
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	$(8,111)	$—
Cumulative effect adjustment of change in accounting method, net of income taxes	$—	$3,542

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation (Restated)

This note has been restated to reflect the changes described in the Explanatory Note and in the Restatement section of Note 1, below, of this Form 10-Q/A.

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

The effect of the adjustments has resulted in a positive adjustment to earnings and earnings per share for both the three and six months ended June 30, 2023. Balance sheet amounts, including loans held for investment and allowance for credit losses, are affected as of June 30, 2023.

The following tables provide a summary of the adjustments as of and for the three and six months ended June 30, 2023 included in the Explanatory Note of this Form 10-Q/A.

	For the three months ended June 30, 2023
Dollars in thousands, except per share data (unaudited)	As Reported	Adjustments		As Restated
Net interest income	$20,403	$3,487	(a)	$23,890
Provision (benefit) for credit losses - loans	21,100	(10,487)	(a)	10,613
(Loss) income from continuing operations before income tax expense	(24,413)	13,974		(10,439)
Income tax (benefit) expense	(4,949)	3,123	(b)	(1,826)
Net (loss) income from continuing operations	$(19,464)	$10,851		$(8,613)
Basic and diluted (loss) earnings per common share from continuing operations	$(1.03)	$0.58		$(0.45)

	For the six months ended June 30, 2023
Dollars in thousands, except per share data (unaudited)	As Reported	Adjustments		As Restated
Net interest income	$47,762	$1,324	(a)	$49,086
Provision (benefit) for credit losses - loans	25,200	(15,697)	(a)	9,503
(Loss) income from continuing operations before income tax expense	(22,318)	17,021		(5,297)
Income tax (benefit) expense	(4,458)	3,804	(b)	(654)
Net (loss) income from continuing operations	$(17,860)	$13,217		$(4,643)
Basic and diluted (loss) earnings per common share from continuing operations	$(0.95)	$0.70		$(0.25)

	As of June 30, 2023
Dollars in thousands (unaudited)	As Reported	Adjustments		As Restated
Loans held for investment, net of deferred fees and costs	$2,451,697	$(4,500)	(c)	$2,447,197
Allowance for credit losses	(43,067)	4,500	(c)	(38,567)
Accrued interest receivable	15,474	—		15,474
Deferred tax asset, net	11,051	—		11,051
Other assets	28,175	—		28,175
Total assets	$3,214,424	$—		$3,214,424
Total stockholders' equity	$231,271	$—		$231,271

(a) - Net interest income and provision for credit losses were positively adjusted from the previously reported figures as of and for the three and six months ended June 30, 2023 due to the restatements of the Company's 2022 and first quarter 2023 financial results.

(b) - Deferred income tax benefit of 22.35% on pre-tax adjustments.

(c) - Reflects the application of cash received in the first six months of 2023 as a reduction in loans held for investment, previously reported as interest and fee income on loans in prior periods, with an equal reduction in the allowance for credit losses.

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

The Company's significant accounting policies are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2022 and are contained in the Company's Annual Report on Form 10-K/A. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except as described in Note 2 - Adoption of New Accounting Standard of this Form 10-Q/A.

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

The following table presents the impact to the consolidated balance sheet as the result of adopting ASC 326 effective January 1, 2023, as restated.

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

	June 30, 2023	December 31, 2022
(Dollars in thousands)	(Restated)
Commercial and industrial	$541,421	$590,049
Paycheck Protection Program	7,234	11,967
Real estate – construction, commercial	165,863	183,301
Real estate – construction, residential	82,199	76,599
Real estate – mortgage, commercial	879,729	864,989
Real estate – mortgage, residential	709,565	631,772
Real estate – mortgage, farmland	5,583	6,599
Consumer	62,510	47,423
Gross loans	2,454,104	2,412,699
Less: deferred loan fees, net of costs	327	(1,640)
Total	$2,454,431	$2,411,059

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

The following table presents the aging of the amortized cost of loans held for investment by loan category as of the date stated.

	June 30, 2023 (Restated)
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$482,419	$1,654	$—	$—	$57,348	$541,421
Paycheck Protection Program	7,234	—	—	—	—	7,234
Real estate – construction, commercial	162,176	2,329	313	—	1,045	165,863
Real estate – construction, residential	80,818	727	—	—	654	82,199
Real estate – mortgage, commercial	866,968	462	1,104	—	11,195	879,729
Real estate – mortgage, residential	698,181	389	571	1,998	8,426	709,565
Real estate – mortgage, farmland	5,583	—	—	—	—	5,583
Consumer	59,530	1,370	658	405	547	62,510
Less: Deferred loan fees, net of costs	327	—	—	—	—	327
Total Loans	$2,363,236	$6,931	$2,646	$2,403	$79,215	$2,454,431

The following table presents the amortized cost of nonaccrual loans held for investment by loan category as of the date stated.

	June 30, 2023 (Restated)
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$27	$57,321	$57,348
Real estate – construction, commercial	—	1,045	1,045
Real estate – construction, residential	—	654	654
Real estate – mortgage, commercial	10,102	1,093	11,195
Real estate – mortgage, residential	879	7,547	8,426
Consumer	1	546	547
Total	$11,009	$68,206	$79,215

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

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
(Dollars in thousands)	(Restated)
Commercial and industrial
Risk Grades 1 - 4	$36,665	$131,441	$44,931	$31,890	$12,814	$17,085	$128,514	$403,340
Risk Grades 5 - 6	28,363	1,904	9,964	6,793	450	1,827	24,192	73,493
Risk Grade 7	—	50,867	2,208	3,253	870	44	1,567	58,809
Risk Grade 8	—	5,400	—	—	—	—	379	5,779
Total	65,028	189,612	57,103	41,936	14,134	18,956	154,652	541,421
Current period gross charge-offs	—	198	39	—	625	9	7,224	8,095

Paycheck Protection Program
Risk Grades 1 - 4	—	—	7,234	—	—	—	—	7,234
Total	—	—	7,234	—	—	—	—	7,234

Real estate – construction, commercial
Risk Grades 1 - 4	4,684	56,296	46,538	16,193	2,345	8,865	10,820	145,741
Risk Grades 5 - 6	—	6,464	6,252	532	—	840	5,792	19,880
Risk Grade 7	—	—	—	—	—	242	—	242
Total	4,684	62,760	52,790	16,725	2,345	9,947	16,612	165,863
Current period gross charge-offs	—	—	—	—	—	28	—	28

Real estate – construction, residential
Risk Grades 1 - 4	27,215	39,151	7,998	347	1,194	71	2,046	78,022
Risk Grades 5 - 6	—	2,278	473	585	—	—	240	3,576
Risk Grade 7	21	580	—	—	—	—	—	601
Total	27,236	42,009	8,471	932	1,194	71	2,286	82,199

Real estate – mortgage, commercial
Risk Grades 1 - 4	29,516	268,410	113,715	153,897	44,080	144,333	11,689	765,640
Risk Grades 5 - 6	—	25,746	4,757	16,870	13,304	31,823	4,042	96,542
Risk Grade 7	—	—	6,307	2,180	131	8,831	98	17,547
Total	29,516	294,156	124,779	172,947	57,515	184,987	15,829	879,729

Real estate – mortgage, residential
Risk Grades 1 - 4	50,358	204,528	117,255	71,731	29,032	146,643	57,415	676,962
Risk Grades 5 - 6	35	8,570	24	1,605	2,482	6,475	1,189	20,380
Risk Grade 7	—	650	2,287	1,934	611	6,417	324	12,223
Total	50,393	213,748	119,566	75,270	32,125	159,535	58,928	709,565
Current period gross charge-offs	—	744	—	498	—	14	—	1,256

Real estate – mortgage, farmland
Risk Grades 1 - 4	—	729	1,424	—	1,549	1,624	211	5,537
Risk Grades 5 - 6	—	—	—	—	—	—	46	46
Total	—	729	1,424	—	1,549	1,624	257	5,583

Consumer
Risk Grades 1 - 4	23,641	17,070	4,779	3,875	1,854	970	9,043	61,232
Risk Grades 5 - 6	56	54	11	71	4	444	30	670
Risk Grade 7	15	159	125	118	85	106	—	608
Total	23,712	17,283	4,915	4,064	1,943	1,520	9,073	62,510
Current period gross charge-offs	571	156	131	23	41	27	1	950

Total Loans
Risk Grades 1 - 4	$172,079	$717,625	$343,874	$277,933	$92,868	$319,591	$219,738	$2,143,708
Risk Grades 5 - 6	28,454	45,016	21,481	26,456	16,240	41,409	35,531	214,587
Risk Grade 7	36	52,256	10,927	7,485	1,697	15,640	1,989	90,030
Risk Grade 8	—	5,400	—	—	—	—	379	5,779
Total	$200,569	$820,297	$376,282	$311,874	$110,805	$376,640	$257,637	$2,454,104
Total current period gross charge-offs	$571	$1,098	$170	$521	$666	$78	$7,225	$10,329

The table above includes one $5.4 million commercial and industrial loan classified as doubtful (risk grade 8) as of June 30, 2023, which was fully reserved as of the same date. There were no loans classified as loss (risk grade 9) as of June 30, 2023.

The following table presents an analysis of the change in the ACL by major loan segment for the period stated. Loan segments are presented as either commercial or consumer as follows:

•
Commercial – Commercial and industrial; PPP; real estate – construction, commercial; real estate – mortgage, commercial; and real estate – mortgage, farmland;
•
Consumer – real estate – construction, residential; real estate – mortgage, residential; and consumer.

	For the three months ended June 30, 2023 (Restated)
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,266	$8,695	$35,961
Charge-offs	(7,326)	(1,694)	(9,020)
Recoveries	887	126	1,013
Net charge-offs	(6,439)	(1,568)	(8,007)
Provision for credit losses - loans	9,037	1,576	10,613
Balance, end of period	$29,864	$8,703	$38,567

	For the six months ended June 30, 2023 (Restated)
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,070	$3,670	$30,740
Impact of ASC 326 adoption	2,926	4,492	7,418
Charge-offs	(8,125)	(2,204)	(10,329)
Recoveries	1,005	230	1,235
Net charge-offs	(7,120)	(1,974)	(9,094)
Provision for credit losses - loans	6,988	2,515	9,503
Balance, end of period	$29,864	$8,703	$38,567

The increase in the ACL during the six months ended June 30, 2023 was primarily attributable to the adoption of ASC 326 effective January 1, 2023. Of the $9.0 million and $10.3 million in gross loan charge-offs for the three and six months ended June 30, 2023, respectively, $7.0 million was attributable to one commercial and industrial loan that was fully charged-off in the second quarter of 2023.

Other than the aforementioned, there were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for credit losses for loans held for investment as of and for the six months ended June 30, 2023.

The following table presents the amortized cost of collateral-dependent loans as of the date stated.

June 30, 2023
(Dollars in thousands)	(Restated)
Commercial and industrial	$90,243
Real estate – construction, commercial	5,792
Real estate – construction, residential	1,646
Real estate – mortgage, commercial	17,403
Real estate – mortgage, residential	1,735
Total collateral-dependent loans	$116,819

Acquired Loans

As of June 30, 2023, the amortized cost of PCD loans totaled $57.1 million with an estimated ACL of $601 thousand. The remaining non-credit discount on PCD loans was $5.0 million as of June 30, 2023.

Modified Loans

The Company closely monitors the performance of borrowers experiencing financial difficulty to understand the effectiveness of its loan modification efforts.

The following table presents information on modified loans as of the date stated.

	June 30, 2023 (Restated)
(Dollars in thousands)	Number of Loans	Amortized Cost	Amortized Cost of Modified Loans to Gross Loans by Category	Financial Effect
Modification - term extension and forbearance
Commercial and industrial	1	32,750	6.05%	See Note (1)
Real estate – mortgage, commercial	2	6,288	0.71%	Forbearance agreements
Modification - interest-only
Real estate – mortgage, commercial	1	3,051	0.35%	Interest-only payments for six months
Modification - term extension and interest-only
Real estate – mortgage, commercial	1	287	0.03%	Term extension and interest-only payments for six months
Total	5	$42,376	1.73%

(1) This $32.8 million loan was modified via a forbearance agreement in the second quarter of 2023 under which the borrower defaulted in this same period. The Company received cash payments of $4.5 million in the six months ended June 30, 2023 for interest. This loan is collateral-dependent, is on nonaccrual status, and has a specific reserve of $3.5 million as of June 30, 2023.

The following table presents an aging analysis of the amortized cost of loans modified in the preceding 12 months as of the date stated.

	June 30, 2023 (Restated)
	Payment Status (Amortized Cost)
(Dollars in thousands)	Current Loans	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
Commercial and industrial	$—	$—	$—	$32,750	$32,750
Real estate – mortgage, commercial	—	—	—	9,626	9,626
Total modified loans	$—	$—	$—	$42,376	$42,376

None of the loans in the table above, other than the $32,750 thousand commercial and industrial loan on nonaccrual, had a payment default during the six months ended June 30, 2023.

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	June 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$22,693	$—	$22,693	$—
Collateral-dependent loans	80,739	—	—	80,739
Loans held for sale	64,102	—	64,102	—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$23,776	$—	$23,776	$—
Impaired loans - Pre-ASC 326	54,906	—	—	54,906
Loans held for sale	69,534	—	69,534	—
OREO	195	—	—	195

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of June 30, 2023	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	80,739	Selling Costs	7% - 10%

(Dollars in thousands)	Balance as of December 31, 2022	Unobservable Input	Range
Impaired loans - Pre-ASC 326
Discounted appraised value technique	54,761	Selling Costs	7% - 10%
Discounted cash flows technique	145	Discount Rate	4% - 11%
OREO
Discounted appraised value technique	195	Selling Costs	7%

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

	June 30, 2023
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$131,843	$131,843	$131,843	$—	$—
Federal funds sold	2,492	2,492	2,492	—	—
Securities available for sale	340,617	340,617	—	324,874	15,743
Restricted equity investments	17,538	17,538	—	17,538	—
Other equity investments	22,693	22,693	—	22,693	—
Other investments	27,157	27,157	—	—	27,157
PPP loans receivable, net	7,234	7,234	—	—	7,234
Loans held for investment, net	2,408,630	2,329,532	—	—	2,329,532
Accrued interest receivable	15,474	15,474	—	15,474	—
Bank owned life insurance	47,828	47,828	—	47,828	—
MSR assets	28,246	28,246	—	—	28,246
Financial Liabilities
Noninterest-bearing demand deposits	$575,989	$575,989	$575,989	$—	$—
Interest-bearing demand and money market deposits	1,293,754	1,293,754	—	1,293,754	—
Savings deposits	131,332	131,332	—	131,332
Time deposits	612,019	608,923	—	—	608,923
FHLB borrowings	219,100	223,296	—	223,296	—
FRB borrowings	65,000	65,000	—	65,000	—
Subordinated notes, net	39,888	37,094	—	—	37,094

	December 31, 2022
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,274	$77,274	$77,274	$—	$—
Federal funds sold	1,426	1,426	1,426	—	—
Securities available for sale	354,341	354,341	—	342,435	11,906
Restricted equity investments	21,257	21,257	—	21,257	—
Other equity investments	23,776	23,776	—	23,776	—
Other investments	24,672	24,672	—	—	24,672
PPP loans receivable, net	11,967	11,967	—	—	11,967
Loans held for investment, net	2,368,352	2,313,241	—	—	2,313,241
Accrued interest receivable	11,569	11,569	—	11,569	—
Bank owned life insurance	47,245	47,245	—	47,245	—
MSR assets	28,991	28,991	—	—	28,991
Financial Liabilities
Noninterest-bearing demand deposits	$640,101	$640,101	$640,101	$—	$—
Interest-bearing demand and money market deposits	1,318,799	1,318,799	—	1,318,799	—
Savings deposits	151,646	151,646	—	151,646	—
Time deposits	391,961	352,294	—	—	352,294
FHLB borrowings	311,700	311,700	—	311,700	—
FRB borrowings	51	51	—	51	—
Subordinated notes, net	39,920	37,689	—	—	37,689

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

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The CECL Transitional Amount was $8.1 million, of which $2.0 million reduced the regulatory capital amounts and capital ratios as of June 30, 2023.

	June 30, 2023 (Restated)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$293,176	10.60%	$290,342	10.50%	$276,516	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$258,604	9.35%	$235,039	8.50%	$221,213	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$258,604	9.35%	$193,562	7.00%	$179,736	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$258,604	7.92%	$130,590	4.00%	$163,237	5.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,097	10.93%	$289,246	10.50%	$275,473	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$234,152	8.50%	$220,379	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$192,831	7.00%	$179,058	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,545	8.90%	$120,644	4.00%	$150,805	5.00%

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

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Dollars in thousands, except per share data)	(Restated)		(Restated)
Weighted average common shares outstanding, basic	18,850,625	18,766,542	18,853,553	18,769,384
Effect of dilutive securities	—	11,666	—	14,502
Weighted average common shares outstanding, dilutive	18,850,625	18,778,208	18,853,553	18,783,886

Net (loss) income:
Net (loss) income from continuing operations	(8,613)	$1,118	$(4,643)	$18,538
Net income from discontinued operations	—	—	—	337
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	(1)
Net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(8,613)	$1,118	$(4,643)	$18,874

Basic and diluted (loss) earnings per share:
(Loss) earnings per share from continuing operations	$(0.45)	$0.06	$(0.25)	$0.99
(Loss) earnings per share from discontinued operations	—	—	—	0.02
(Loss) earnings per share attributable to Blue Ridge Bankshares, Inc.	$(0.45)	$0.06	$(0.25)	$1.01

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

The following tables present statement of operations items and assets by segment as of the dates and for the periods stated.

	As of and for the three months ended June 30, 2023 (Restated)
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$42,040	$415	$5	$—	$42,460
Interest expense	17,853	170	547	—	18,570
Net interest income	24,187	245	(542)	—	23,890
Provision for credit losses	10,013	—	—	—	10,013
Net interest income after provision for credit losses	14,174	245	(542)	—	13,877
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	642	3,653	—	—	4,295
Gain on sale of guaranteed government loans	2,384	—	—	—	2,384
Service charges on deposit accounts	349	—	—	—	349
Increase in cash surrender value of bank owned life insurance	292	—	—	—	292
Other income	2,797	—	(282)	(99)	2,416
Total noninterest income	6,464	3,653	(282)	(99)	9,736
NONINTEREST EXPENSE
Salaries and employee benefits	12,233	2,285	—	—	14,518
Other operating expenses	15,917	1,392	2,324	(99)	19,534
Total noninterest expense	28,150	3,677	2,324	(99)	34,052
(Loss) income from continuing operations before income tax expense	(7,512)	221	(3,148)	—	(10,439)
Income tax (benefit) expense	(1,199)	34	(661)	—	(1,826)
Net (loss) income	$(6,313)	$187	$(2,487)	$—	$(8,613)
Total assets as of June 30, 2023	$3,141,817	$41,124	$273,280	$(241,797)	$3,214,424

	As of and for the three months ended June 30, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$25,725	$337	$181	$—	$26,243
Interest expense	1,402	93	658	—	2,153
Net interest income	24,323	244	(477)	—	24,090
Provision for credit losses	7,494	—	—	—	7,494
Net interest income after provision for credit losses	16,829	244	(477)	—	16,596
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	(25)	5,985	—	—	5,960
Gain on sale of guaranteed government loans	1,538		—	—	1,538
Service charges on deposit accounts	327	—	—	—	327
Increase in cash surrender value of bank owned life insurance	276	—	—	—	276
Other income	2,457	—	(173)	(195)	2,089
Total noninterest income	4,573	5,985	(173)	(195)	10,190
NONINTEREST EXPENSE
Salaries and employee benefits	10,916	4,957	—	—	15,873
Other operating expenses	8,506	761	381	(195)	9,453
Total noninterest expense	19,422	5,718	381	(195)	25,326
Income (loss) from continuing operations before income tax expense	1,980	511	(1,031)	—	1,460
Income tax expense (benefit)	389	108	(155)	—	342
Net income (loss) from continuing operations	$1,591	$403	$(876)	$—	$1,118
Total assets as of June 30, 2022	$2,712,209	$55,335	$316,891	$(284,792)	$2,799,643

	As of and for the six months ended June 30, 2023 (Restated)
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$82,619	$720	$11	$—	$83,350
Interest expense	32,855	309	1,100	—	34,264
Net interest income	49,764	411	(1,089)	—	49,086
Provision for credit losses	8,503	—	—	—	8,503
Net interest income after provision for credit losses	41,261	411	(1,089)	—	40,583
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	642	4,956	—	—	5,598
Gain on sale of guaranteed government loans	4,793	—	—	—	4,793
Service charges on deposit accounts	692	—	—	—	692
Increase in cash surrender value of bank owned life insurance	574	—	—	—	574
Other income	5,885	—	(325)	(198)	5,362
Total noninterest income	12,586	4,956	(325)	(198)	17,019
NONINTEREST EXPENSE
Salaries and employee benefits	24,861	4,946	—	—	29,807
Other operating expenses	27,127	2,877	3,286	(198)	33,092
Total noninterest expense	51,988	7,823	3,286	(198)	62,899
Loss from continuing operations before income tax expense	1,859	(2,456)	(4,700)	—	(5,297)
Income tax benefit	882	(549)	(987)	—	(654)
Net loss	$977	$(1,907)	$(3,713)	$—	$(4,643)
Total assets as of June 30, 2023	$3,141,817	$41,124	$273,280	$(241,797)	$3,214,424

	As of and for the six months ended June 30, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$50,908	$928	$209	$—	$52,045
Interest expense	2,948	128	1,211	—	4,287
Net interest income	47,960	800	(1,002)	—	47,758
Provision for credit losses	9,994	—	—	—	9,994
Net interest income after provision for credit losses	37,966	800	(1,002)	—	37,764
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	176	15,343	—	—	15,519
Gain on sale of guaranteed government loans	2,965	—	—	—	2,965
Service charges on deposit accounts	642	—	—	—	642
Increase in cash surrender value of bank owned life insurance	548	—	—	—	548
Other income	5,634	—	9,253	(277)	14,610
Total noninterest income	9,965	15,343	9,253	(277)	34,284
NONINTEREST EXPENSE
Salaries and employee benefits	20,005	9,964	—		29,969
Other operating expenses	15,087	2,697	539	(277)	18,046
Total noninterest expense	35,092	12,661	539	(277)	48,015
Income from continuing operations before income tax expense	12,839	3,482	7,712	—	24,033
Income tax expense	3,295	732	1,468	—	5,495
Net income from continuing operations	$9,544	$2,750	$6,244	$—	$18,538
Discontinued Operations
Income from discontinued operations before income taxes	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$9,881	$2,750	$6,244	$—	$18,875
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$9,880	$2,750	$6,244	$—	$18,874
Total assets as of June 30, 2022	$2,712,209	$55,335	$316,891	$(284,792)	$2,799,643

Note 15 – Changes to Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended June 30, 2023
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of April 1, 2023	$(41,659)	$425	$(1)	$(41,235)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $1,446	(5,023)	—	—	(5,023)
Balance as of June 30, 2023	$(46,682)	$425	$(1)	$(46,258)

	For the three months ended June 30, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of April 1, 2022	$(21,900)	$425	$(1)	$(21,476)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $4,257	(16,015)	—	—	(16,015)
Balance as of June 30, 2022	$(37,915)	$425	$(1)	$(37,491)

	For the six months ended June 30, 2023
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2023	$(45,525)	$425	$(1)	$(45,101)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $333	(1,157)	—	—	(1,157)
Balance as of June 30, 2023	$(46,682)	$425	$(1)	$(46,258)

	For the six months ended June 30, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2022	$(4,056)	$425	$(1)	$(3,632)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $9,000	(33,859)	—	—	(33,859)
Balance as of June 30, 2022	$(37,915)	$425	$(1)	$(37,491)

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

On October 30, 2023, the Board of Directors (the “Board”) of the Company determined to forego the declaration and payment of a cash dividend on the Company’s common stock in the fourth quarter of 2023. Additionally, the Board made the decision to suspend future quarterly dividend payments until further notice.

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

The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: (i) the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; (ii) geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (iii) the residual effects of the COVID-19 pandemic, including the adverse impact on the Company’s business and operations and on the Company’s customers which may result, among other things, in increased delinquencies, defaults, foreclosures and losses on loans; (iv) the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events; (v) the Company’s management of risks inherent in its loan portfolio, the credit quality of its borrowers, and the risk of a prolonged downturn in the real estate market, which could impair the value of the Company’s collateral and its ability to sell collateral upon any foreclosure; (vi) changes in consumer spending and savings habits; (vii) deposit out flows; (viii) technological and social media changes; (ix) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; (x) changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Company’s subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; (xi) the impact of changes in financial services policies, laws, and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (xii) the impact of, and the ability to comply with, the terms of the formal written agreement between the Bank and the Office of the Comptroller of the Currency (the “OCC”); (xiii) the impact of changes in laws, regulations, and policies affecting the real estate industry; (xiv) the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies; (xv) the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; (xvi) the willingness of users to substitute competitors’ products and services for the Company’s products and services; (xvii) the outcome of any legal proceedings that may be instituted against the Company; (xviii) reputational risk and potential adverse reactions of the Company’s customers, suppliers, employees, or other business partners; (xix) the ability to maintain adequate liquidity by retaining deposits customers and secondary funding sources, especially if the Company's or industry's reputation become damaged; (xx) maintaining capital levels adequate to support the Company's growth and to remain well-capitalized under regulatory standards; (xxi) the effects of acquisitions the Company may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such transactions; (xxii) changes in the level of the Company’s nonperforming assets and charge-offs; (xxiii) the Company’s involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; (xxiv) adverse developments in the financial industry generally, such as recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior; (xxv) potential exposure to fraud, negligence, computer theft, and cyber-crime; (xxvi) the Company’s ability to pay dividends; (xxvii) the ability to manage the Company's fintech relationships, including implementing enhanced controls and maintaining deposit levels and the quality of loans associated with these relationships; (xxviii) the Company’s involvement as a participating lender in the Paycheck Protection Program (“PPP”) as administered through the U.S. Small Business Administration; and (xxix) other risks and factors identified in the “Risk Factors” sections and elsewhere in documents the Company files from time to time with the SEC.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the 2022 Form 10-K/A including those discussed in the section entitled “Risk Factors.” If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q/A. Therefore, the Company cautions not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

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

Comparison of Financial Condition as of June 30, 2023 and December 31, 2022 (Restated)

Total assets were $3.21 billion as of June 30, 2023, an increase of $84.0 million from $3.13 billion as of December 31, 2022. Most of this increase was attributable to higher cash and due from banks balances, which increased $54.6 million to $131.8 million as of June 30, 2023 from $77.3 million as of December 31, 2022. Loans held for investment, excluding PPP loans, increased $48.1 million to $2.45 billion as of June 30, 2023 from $2.40 billion at December 31, 2022, an annualized growth rate of 4.01%. The allowance for credit losses (“ACL”) increased $7.8 million to $38.6 million as of June 30, 2023 from $30.7 million as of December 31, 2022. Of this increase, $7.4 million was due to the adoption of ASC 326 on January 1, 2023.

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

Total stockholders’ equity decreased by $17.5 million to $231.3 million as of June 30, 2023 compared to $248.8 million at December 31, 2022. Of the decrease, $4.6 million was due to a net loss for the first six months of 2023 while $8.1 million was attributable to the after-tax adoption of ASC 326. The fair value of the Company’s portfolio of securities available for sale (“AFS”) decreased in the first six months of 2023, primarily as a result of a modest increase in market longer-term interest rates, resulting in an after-tax decrease in stockholders’ equity of $1.2 million. The Company had no investment securities classified as held to maturity as of June 30, 2023 or December 31, 2022.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022 (Restated)

For the three months ended June 30, 2023, the Company reported a net loss from continuing operations of ($8.6) million, or ($0.45) per diluted common share, compared to net income from continuing operations of $1.1 million, or $0.06 per diluted common share, for the three months ended June 30, 2022.

For the six months ended June 30, 2023, the Company reported a net loss from continuing operations of ($4.6) million, or ($0.25) per diluted common share, compared to net income from continuing operations of $18.5 million, or $0.99 per diluted common share, for the six months ended June 30, 2022.

The loss from continuing operations before income taxes for the three and six months ended June 30, 2023 included a provision for credit losses on loans of $10.6 million and $9.5 million, respectively, most of which was attributable to specific reserves on specialty finance loans. Also contributing to the decline in income from continuing operations before income taxes from the year-ago periods was $9.3 million of fair value adjustments for the Company's equity investments, primarily in certain fintech companies, reported in the 2022 period. For the three and six months ended June 30, 2023, income from continuing operations before income taxes included $2.4 million and $3.5 million, respectively, of costs incurred primarily for professional services related to regulatory remediation efforts in connection with the Written Agreement.

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

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended June 30,
	2023 (Restated)			2022			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$367,814	$2,543	2.77%	$394,000	$2,129	2.16%	$414	$(141)	$555
Tax-exempt securities (3)	20,713	121	2.34%	21,336	113	2.12%	8	(3)	11
Total securities	388,527	2,664	2.74%	415,336	2,242	2.16%	422	(144)	566
Interest-earning deposits in other banks	121,248	1,452	4.79%	77,703	148	0.76%	1,304	83	1,221
Federal funds sold	3,539	45	5.09%	44,979	90	0.80%	(45)	(83)	38
Loans held for sale	56,102	396	2.82%	42,957	348	3.24%	48	106	(58)
Paycheck Protection Program loans (4)	7,599	16	0.84%	19,412	64	1.32%	(48)	(39)	(9)
Loans held for investment (4,5,6)	2,487,089	37,915	6.10%	1,881,678	23,376	4.97%	14,539	7,521	7,018
Total average interest-earning assets	3,064,104	42,488	5.55%	2,482,065	26,268	4.23%	16,220	7,444	8,776
Less: allowance for credit losses	(31,151)			(13,619)
Total noninterest-earning assets	244,330			232,125
Total average assets	$3,277,283			$2,700,571
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,347,499	$8,860	2.63%	$1,144,418	$690	0.24%	$8,170	$122	$8,048
Time deposits (7)	661,259	5,764	3.49%	415,815	851	0.82%	4,913	502	4,411
Total interest-bearing deposits	2,008,758	14,624	2.91%	1,560,233	1,541	0.40%	13,083	624	12,459
FHLB borrowings (8)	262,345	2,958	4.51%	23,955	(33)	(0.55)%	2,991	(328)	3,319
FRB borrowings	35,714	439	4.92%	3,266	100	12.25%	339	994	(655)
Subordinated notes and other borrowings (9)	39,905	548	5.49%	39,969	545	5.45%	3	(1)	4
Total average interest-bearing liabilities	2,346,722	18,569	3.17%	1,627,423	2,153	0.53%	16,416	1,289	15,127
Noninterest-bearing demand deposits	638,274			772,310
Other noninterest-bearing liabilities	35,170			29,700
Stockholders' equity	257,117			271,138
Total average liabilities and stockholders’ equity	$3,277,283			$2,700,571
Net interest income and margin (10)		$23,919	3.12%		$24,115	3.89%	$(196)	$6,155	$(6,351)
Cost of funds (11)			2.49%			0.36%
Net interest spread (12)			2.38%			3.70%

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
Average interest-earning assets were $3.06 billion for the three months ended June 30, 2023 compared to $2.48 billion for the same period of 2022, a $582.0 million increase. This increase was primarily attributable to growth in average balances of loans held for investment, which were greater by $605.4 million in the 2023 period compared to the 2022 period, partially offset by lower average balances of taxable securities, federal funds sold, and PPP loans. Total interest income (on a taxable equivalent basis) increased $16.2 million for the three-month period ended June 30, 2023 from the same period of 2022. This increase was primarily due to higher average balances and yields, including fee income, on loans held for investment, and interest earning deposits in other banks. Higher yields in the 2023 period were primarily attributable the re-pricing of variable rate loans and new loans in the higher interest rate environment, partially offset by lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income for the three months ended June 30, 2023 and 2022 included accretion of discounts on acquired loans of $463 thousand and $1.3 million, respectively.

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

Net interest income (on a taxable equivalent basis) for the three months ended June 30, 2023 was $23.9 million compared to $24.1 million for the same period in 2022, a decrease of $196 thousand. Net interest margin was 3.12% and 3.89% for the second quarters of 2023 and 2022, respectively. Accretion and amortization of purchase accounting adjustments had a 9 and 29 basis point positive effect on net interest margin for the same respective periods.

The following table presents the average balance sheets for the six months ended June 30, 2023 and 2022. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the six months ended June 30,
	2023 (Restated)			2022			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$371,270	$5,171	2.79%	$388,419	$3,899	2.01%	$1,272	$(172)	$1,444
Tax-exempt securities (3)	20,719	239	2.31%	20,359	208	2.04%	31	4	27
Total securities	391,989	5,410	2.76%	408,778	4,107	2.01%	1,303	(168)	1,471
Interest-earning deposits in other banks	114,469	2,393	4.18%	86,160	183	0.42%	2,210	60	2,150
Federal funds sold	6,200	144	4.65%	48,201	112	0.46%	32	(98)	130
Loans held for sale	48,107	678	2.82%	58,249	969	3.33%	(291)	(169)	(122)
Paycheck Protection Program loans (4)	8,924	36	0.81%	23,225	457	3.94%	(421)	(281)	(140)
Loans held for investment (4,5,6)	2,492,544	74,744	6.00%	1,840,395	46,261	5.03%	28,483	16,393	12,090
Total average interest-earning assets	3,062,233	83,405	5.45%	2,465,008	52,089	4.23%	31,316	15,737	15,579
Less: allowance for credit losses	(27,954)			(12,845)
Total noninterest-earning assets	239,584			230,652
Total average assets	$3,273,863			$2,682,815
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,317,834	$17,119	2.60%	$1,113,751	$1,275	0.23%	$15,844	$234	$15,610
Time deposits (7)	587,858	8,836	3.01%	449,339	1,822	0.81%	7,014	562	6,452
Total interest-bearing deposits	1,905,692	25,955	2.72%	1,563,090	3,097	0.40%	22,858	796	22,062
FHLB borrowings (8)	295,102	6,768	4.59%	17,071	(22)	(0.26)%	6,790	(358)	7,148
FRB borrowings	17,958	439	4.89%	9,786	114	2.33%	325	95	230
Subordinated notes and other borrowings (9)	39,916	1,102	5.52%	39,969	1,099	5.50%	3	(1)	4
Total average interest-bearing liabilities	2,258,668	34,264	3.03%	1,629,916	4,288	0.53%	29,976	532	29,444
Noninterest-bearing demand deposits	723,131			745,820
Other noninterest-bearing liabilities	34,947			35,831
Stockholders' equity	257,117			271,248
Total average liabilities and stockholders’ equity	$3,273,863			$2,682,815
Net interest income and margin (10)		$49,141	3.21%		$47,801	3.88%	$1,340	$15,205	$(13,865)
Cost of funds (11)			2.30%			0.36%
Net interest spread (12)			2.41%			3.70%

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

Average interest-earning assets were $3.06 billion for the six months ended June 30, 2023 compared to $2.47 billion for the same period of 2022, a $597.2 million increase. This increase was primarily attributable to growth in average balances of loans held for investment, which increased $652.1 million in the 2023 period compared to the 2022 period, partially offset by lower average balances of taxable securities, federal funds sold, loans held for sale, and PPP loans. Total interest income (on a taxable equivalent basis) increased $31.3 million for the six-month period ended June 30, 2023 from the same period of 2022. This increase was primarily due to higher average balances and yields, including fee income on loans held for investment and interest earning deposits in other banks. Higher yields in the 2023 period were primarily attributable to the re-pricing of variable rate loans and new loans in the higher interest rate environment, partially offset by lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income for the six months ended June 30, 2023 and 2022 included accretion of discounts on acquired loans of $1.2 million thousand and $4.1 million, respectively.

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

Net interest income (on a taxable equivalent basis) was $49.1 million for the six months ended June 30, 2023 compared to $47.8 million the same period in 2022. Net interest margin was 3.21% and 3.88% for the second halves of 2023 and 2022, respectively. Accretion and amortization of purchase accounting adjustments had a 11 basis point and 41 basis point positive effect on net interest margin for the same respective periods.

Provision for Credit Losses. The Company recorded a provision for credit losses of $10.0 million in the second quarter of 2023 compared to $7.5 million in the second quarter of 2022. Provision for credit losses for the first halves of 2023 and 2022 was $8.0 million and $10.0 million, respectively. Provision for credit losses in the 2023 periods were primarily attributable to specific reserves on the previously noted group of specialty finance loans, partially offset by a credit to provision for credit losses on unfunded commitments.

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

Income Tax (Benefit) Expense. Income tax benefit from continuing operations for the three months ended June 30, 2023 was $1.8 million compared to income tax expense of $0.3 million for the same period of 2022, resulting in an effective income tax rate of 17.5% and 23.4% for the same respective periods. Income tax benefit from continuing operations for the six months ended June 30, 2023 was $654 thousand compared to income tax expense of $5.5 million for the same period of 2022, resulting in an effective income tax rate of 12.3% and 22.9% for the same respective periods.

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

	June 30, 2023 (Restated)		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$541,421	22.2%	$590,049	24.4%
Paycheck Protection Program	7,234	0.3%	11,967	0.5%
Real estate – construction, commercial	165,863	6.7%	183,301	7.6%
Real estate – construction, residential	82,199	3.3%	76,599	3.2%
Real estate – mortgage, commercial	879,729	35.9%	864,989	35.8%
Real estate – mortgage, residential	709,565	28.9%	631,772	26.2%
Real estate – mortgage, farmland	5,583	0.2%	6,599	0.3%
Consumer	62,510	2.5%	47,423	2.0%
Gross loans	2,454,104	100.0%	2,412,699	100.0%
Less: deferred loan fees, net of costs	327		(1,640)
Gross loans, net of deferred loans fees and costs	2,454,431		2,411,059
Less: allowance for credit losses	(38,567)		(30,740)
Loans held for investment, net	$2,415,864		$2,380,319
Loans held for sale (not included in totals above)	$64,102		$69,534

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2023 (restated).

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$541,421	$131,887	$223,659	$189,961	$32,824	$874	$185,875	$90,897	$89,832	$5,146
Paycheck Protection Program	7,234	—	—	—	—	—	7,234	7,234	—	—
Real estate – construction, commercial	165,863	46,602	80,925	31,141	16,202	33,582	38,336	35,243	1,687	1,406
Real estate – construction, residential	82,199	23,415	9,858	8,797	71	990	48,926	9,712	—	39,214
Real estate – mortgage, commercial	879,729	52,847	457,901	69,902	218,050	169,949	368,981	212,808	148,736	7,437
Real estate – mortgage, residential	709,565	13,530	405,516	11,741	74,865	318,910	290,519	44,307	41,168	205,044
Real estate – mortgage, farmland	5,583	197	1,484	60	109	1,315	3,902	2,416	757	729
Consumer loans	62,510	4,933	8,615	8,454	161	—	48,962	25,955	23,003	4
Gross loans	$2,454,104	$273,411	$1,187,958	$320,056	$342,282	$525,620	$992,735	$428,572	$305,183	$258,980

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

The following table presents an analysis of the change in the ACL by loan type, as of and for the periods stated.

	As of and for the three months ended		As of and for the six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Restated)		(Restated)
ACL, beginning of period	$35,961	$12,013	$30,740	$12,121
Impact of ASC 326 adoption	—	—	7,418	—
Charge-offs
Commercial and industrial	(7,326)	(2,442)	(8,125)	(4,927)
Consumer	(1,694)	(349)	(2,204)	(640)
Total charge-offs	(9,020)	(2,791)	(10,329)	(5,567)
Recoveries
Commercial and industrial	887	388	1,005	424
Consumer	126	138	230	270
Total recoveries	1,013	526	1,235	694
Net charge-offs	(8,007)	(2,265)	(9,094)	(4,873)
Provision for credit losses - loans	10,613	7,494	9,503	9,994
ACL, end of period	$38,567	$17,242	$38,567	$17,242
Ratio of net charge-offs to average loans outstanding during period:
Commercial	1.64%	0.69%	0.89%	2.08%
Consumer	0.68%	0.83%	0.44%	0.66%
Total loans	1.29%	0.47%	0.73%	0.52%

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

	June 30, 2023 (Restated)		December 31, 2022
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$17,583	22.2%	$23,073	24.4%
Paycheck Protection Program	—	0.3%	—	0.5%
Real estate – construction, commercial	3,849	6.7%	1,637	7.6%
Real estate – construction, residential	1,564	3.3%	628	3.2%
Real estate – mortgage, commercial	8,420	35.9%	2,356	35.8%
Real estate – mortgage, residential	5,548	28.9%	1,760	26.2%
Real estate – mortgage, farmland	13	0.2%	4	0.3%
Consumer	1,590	2.5%	1,282	2.0%
Total	$38,567	100.0%	$30,740	100.0%

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

The following table presents summary information pertaining to nonperforming assets and certain asset quality ratios as of the dates stated.

(Dollars in thousands)	June 30, 2023	December 31, 2022
	(Restated)
Nonaccrual loans	$79,215	$76,050
Loans past due 90 days and still accruing	2,456	8,260
Total nonperforming loans	$81,671	$84,310
OREO	—	195
Total nonperforming assets	$81,671	$84,505
ACL	$38,567	$30,740
Loans held for investment, including PPP loans	$2,454,431	$2,411,059
Loans held for investment, excluding PPP loans	$2,447,197	$2,399,092
Total assets	$3,214,424	$3,130,465
ACL to total loans held for investment, including PPP loans	1.57%	1.27%
ACL to total loans held for investment, excluding PPP loans	1.58%	1.28%
ACL to nonperforming loans	47.22%	36.46%
Nonperforming loans to total loans held for investment, including PPP loans	3.33%	3.50%
Nonperforming loans to total loans held for investment, excluding PPP loans	3.34%	3.51%
Nonperforming assets to total assets	2.54%	2.70%

The increase in the ratio of ACL to total loans held for investment, excluding PPP loans, at June 30, 2023 compared to December 31, 2022 was primarily attributable to $7.4 million for the adoption of ASC 326 on January 1, 2023. The remaining purchase accounting adjustments (discounts) related to loans acquired in the Bay Banks of Virginia, Inc. merger in 2021 and earlier acquisitions by the Company were $6.4 million and $7.9 million at June 30, 2023 and December 31, 2022, respectively.

Modified Loans. The Company granted certain loan modifications to borrowers experiencing financial difficulties during the six months ended June 30, 2023. The total amortized cost of these modified loans was $42.4 million, or 1.73% of gross loans held for investment, as of June 30, 2023, all of which were on nonaccrual status as of the same date.

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

Total deposits as of June 30, 2023 were $2.61 billion, an increase of $110.6 million from December 31, 2022, of which $220.1 million was due to higher time deposits, primarily brokered time deposits. The Company's relationships with fintech partners have resulted in approximately $707.6 million of deposits as of June 30, 2023, up from $690.2 million as of December 31, 2022. Estimated uninsured deposits totaled approximately $865.7 million as of June 30, 2023, or 33% of total deposits, compared to $923 million, or 37% of total deposits, as of December 31, 2022. Excluding fintech-related deposits, estimated uninsured deposits were 26% and 31% of total deposits as of June 30, 2023 and December 31, 2022, respectively.

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

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The CECL Transitional Amount was $8.1 million, of which $2.0 million reduced the regulatory capital amounts and capital ratios as of June 30, 2023.

	June 30, 2023 (Restated)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$293,176	10.60%	$290,342	10.50%	$276,516	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$258,604	9.35%	$235,039	8.50%	$221,213	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$258,604	9.35%	$193,562	7.00%	$179,736	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$258,604	7.92%	$130,590	4.00%	$163,237	5.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,097	10.93%	$289,246	10.50%	$275,473	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$234,152	8.50%	$220,379	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$192,831	7.00%	$179,058	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,545	8.90%	$120,644	4.00%	$150,805	5.00%

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

Identification of Material Weakness

As previously disclosed in the Explanatory Note to the Consolidated Financial Statements to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2022, the Company has evaluated the effect of the facts leading to the restatement of the financial statements herein for the interim period ended June 30, 2023. Management has concluded that a material weakness existed in the timely risk grading and placing of loans on nonaccrual status and, thus, in the determination of the adequacy of the allowance for credit losses for the specialty finance loans. It was further determined that such material weakness does not exist in the remainder of the loan portfolio.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in the 2022 Form 10-K/A. The following risk factors supplement, and should be read together with, the risk factors disclosed in the 2022 Form 10-K/A. Additional risks not presently known to the Company, or that it currently deems immaterial, may also adversely affect the Company's business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q/A.

The Company’s specialty finance loans may further increase its credit risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

10.1

Employment Agreement, dated as of May 7, 2023, by and between Blue Ridge Bank, National Association, and G. William Beale (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

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

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101).

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