Form 10-Q
period 2023-09-30
BLUE RIDGE BANKSHARES, INC.
filed 2023-11-14
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	September 30, 2023	December 31, 2022 (1)
ASSETS
Cash and due from banks	$238,573	$77,274
Federal funds sold	2,584	1,426
Securities available for sale, at fair value	313,930	354,341
Restricted equity investments	16,006	21,257
Other equity investments	22,061	23,776
Other investments	28,453	24,672
Loans held for sale	69,640	69,534
Paycheck Protection Program loans, net of deferred fees and costs	6,414	11,967
Loans held for investment, net of deferred fees and costs	2,439,956	2,399,092
Less: allowance for credit losses	(49,631)	(30,740)
Loans held for investment, net	2,390,325	2,368,352
Accrued interest receivable	16,387	11,569
Other real estate owned	—	195
Premises and equipment, net	22,506	23,152
Right-of-use assets	9,100	6,903
Bank owned life insurance	48,136	47,245
Goodwill	—	26,826
Other intangible assets	5,520	6,583
Mortgage servicing rights, net	29,139	28,991
Deferred tax asset, net	13,237	12,227
Other assets	30,702	14,175
Total assets	$3,262,713	$3,130,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$572,969	$640,101
Interest-bearing demand and money market deposits	1,350,601	1,318,799
Savings	124,321	151,646
Time deposits	728,260	391,961
Total deposits	2,776,151	2,502,507
FHLB borrowings	150,000	311,700
FRB borrowings	65,000	51
Subordinated notes, net	39,871	39,920
Lease liabilities	10,015	7,860
Other liabilities	38,839	19,634
Total liabilities	3,079,876	2,881,672
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized at September 30, 2023 and December 31, 2022; 19,192,471 and 18,950,329 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	197,445	195,960
Additional paid-in capital	252	252
Retained earnings	38,916	97,682
Accumulated other comprehensive loss, net of tax	(53,776)	(45,101)
Total stockholders’ equity	182,837	248,793
Total liabilities and stockholders’ equity	$3,262,713	$3,130,465
(1)
Derived from audited December 31, 2022 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INTEREST INCOME
Interest and fees on loans	$38,551	$30,206	$114,009	$77,892
Interest on securities, deposit accounts, and federal funds sold	3,934	2,940	11,826	7,299
Total interest income	42,485	33,146	125,835	85,191
INTEREST EXPENSE
Interest on deposits	16,115	3,032	42,070	6,129
Interest on subordinated notes	566	570	1,666	1,668
Interest on FHLB and FRB borrowings	3,612	867	10,821	959
Total interest expense	20,293	4,469	54,557	8,756
Net interest income	22,192	28,677	71,278	76,435
Provision for credit losses - loans	11,600	3,900	21,103	13,894
Provision (benefit) for credit losses - unfunded commitments	(550)	—	(1,550)	—
Total provision for credit losses	11,050	3,900	19,553	13,894
Net interest income after provision for credit losses	11,142	24,777	51,725	62,541
NONINTEREST INCOME
Fair value adjustments of other equity investments	55	(50)	(277)	9,228
Residential mortgage banking income, including MSRs	3,811	3,167	9,409	18,686
Gain on sale of guaranteed government loans	6	1,565	4,799	4,530
Wealth and trust management	462	513	1,356	1,318
Service charges on deposit accounts	365	354	1,057	996
Increase in cash surrender value of bank owned life insurance	311	398	885	946
Bank and purchase card, net	357	353	1,257	1,374
Loss on sale of securities available for sale	(649)	—	(649)	—
Other	2,697	1,668	6,597	5,174
Total noninterest income	7,415	7,968	24,434	42,252
NONINTEREST EXPENSE
Salaries and employee benefits	14,640	14,174	44,447	44,143
Occupancy and equipment	1,475	1,422	4,957	4,407
Data processing	1,710	1,332	4,187	3,152
Legal, issuer, and regulatory filing	912	804	4,899	1,704
Advertising and marketing	350	302	973	1,142
Communications	1,181	932	3,483	2,761
Audit and accounting fees	791	308	1,440	828
FDIC insurance	1,322	460	3,297	797
Intangible amortization	308	377	998	1,160
Other contractual services	1,492	703	5,649	1,803
Other taxes and assessments	802	711	2,407	1,952
Regulatory remediation	3,782	4,025	7,304	4,558
Merger-related	—	—	—	50
Goodwill impairment	26,826	—	26,826	—
ESOP litigation	6,000	—	6,000	—
Other	3,030	3,658	10,653	8,767
Total noninterest expense	64,621	29,208	127,520	77,224
(Loss) income from continuing operations before income tax expense	(46,064)	3,537	(51,361)	27,569
Income tax (benefit) expense	(4,693)	801	(5,347)	6,296
Net (loss) income from continuing operations	$(41,371)	$2,736	$(46,014)	$21,273
Discontinued Operations
Income from discontinued operations before income taxes	—	—	—	426
Income tax expense	—	—	—	89
Net income from discontinued operations	—	—	—	337
Net (loss) income	$(41,371)	$2,736	$(46,014)	$21,610
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	(1)
Net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(41,371)	$2,736	$(46,014)	$21,609
Net (loss) income available to common stockholders	$(41,371)	$2,736	$(46,014)	$21,609
Basic and diluted (loss) earnings per share from continuing operations	$(2.18)	$0.15	$(2.43)	$1.13
Basic and diluted earnings per share from discontinued operations	$—	$—	$—	$0.02
Basic and diluted (loss) earnings per share attributable to Blue Ridge Bankshares, Inc.	$(2.18)	$0.15	$(2.43)	$1.15

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss) income	$(41,371)	$2,736	$(46,014)	$21,610
Other comprehensive loss:
Gross unrealized losses on securities available for sale arising during the period	(10,331)	(15,049)	(11,821)	(57,908)
Deferred income tax benefit on unrealized losses on securities available for sale	2,309	3,160	2,642	12,160
Reclassification of net losses on sale and calls of securities available for sale	649	—	649	—
Deferred income tax benefit on realized losses on securities available for sale	(145)	—	(145)	—
Unrealized losses on securities available for sale arising during the period, net of tax	(7,518)	(11,889)	(8,675)	(45,748)
Other comprehensive net loss	(7,518)	(11,889)	(8,675)	(45,748)
Comprehensive net loss	$(48,889)	$(9,153)	$(54,689)	$(24,138)
Comprehensive income from discontinued operations attributable to noncontrolling interest	—	—	—	(1)
Comprehensive net loss attributable to Blue Ridge Bankshares, Inc.	$(48,889)	$(9,153)	$(54,689)	$(24,139)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the nine months ended September 30, 2023
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,950,329	$195,960	$252	$97,682	$(45,101)	$248,793
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	—	—	—	(8,111)	—	(8,111)
Net loss	—	—	—	(46,014)	—	(46,014)
Other comprehensive loss	—	—	—	—	(8,675)	(8,675)
Dividends on common stock	—	—	—	(4,641)	—	(4,641)
Stock option exercises	3,750	26	—	—	—	26
Restricted stock awards, net of forfeitures	230,955	1,382	—	—	—	1,382
Dividend reinvestment plan issuances	7,437	77	—	—	—	77
Balance at end of period	19,192,471	$197,445	$252	$38,916	$(53,776)	$182,837

	For the nine months ended September 30, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest of Discontinued Operations	Total
Balance at beginning of period	18,774,082	$194,309	$252	$85,982	$(3,632)	$228	$277,139
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Net income	—	—	—	21,609	—	1	21,610
Other comprehensive loss	—	—	—	—	(45,748)	—	(45,748)
Dividends on common stock	—	—	—	(6,854)	—	—	(6,854)
Stock option exercises	1,183	14	—	—	—	—	14
Restricted stock awards, net of forfeitures	168,803	997	—	—	—	—	997
Dividend reinvestment plan issuances	2,200	31	—	—	—	—	31
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance at end of period	18,946,268	$195,351	$252	$104,279	$(49,380)	$—	$250,502

	For the three months ended September 30, 2023
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,933,637	$196,990	$252	$80,287	$(46,258)	$231,271
Net loss	—	—	—	(41,371)	—	(41,371)
Other comprehensive loss	—	—	—	—	(7,518)	(7,518)
Dividends on common stock	—	—	—	—	—	—
Restricted stock awards, net of forfeitures	257,797	446	—	—	—	446
Dividend reinvestment plan issuances	1,037	9	—	—	—	9
Balance at end of period	19,192,471	$197,445	$252	$38,916	$(53,776)	$182,837

	For the three months ended September 30, 2022
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,761,848	$195,053	$252	$103,846	$(37,491)	$261,660
Net income	—	—	—	2,736	—	2,736
Other comprehensive loss	—	—	—	—	(11,889)	(11,889)
Dividends on common stock	—	—	—	(2,303)	—	(2,303)
Restricted stock awards, net of forfeitures	182,220	267	—	—	—	267
Dividend reinvestment plan issuances	2,200	31	—	—	—	31
Balance at end of period	18,946,268	$195,351	$252	$104,279	$(49,380)	$250,502

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities
Net (loss) income from continuing operations	$(46,014)	$21,273
Net income from discontinued operations	—	337
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill impairment	26,826	—
Depreciation and amortization	1,290	1,513
Deferred income tax expense	163	11,219
Provision for credit losses - loans	21,103	13,894
Benefit for credit losses - unfunded commitments	(1,550)	—
Accretion of fair value adjustments (discounts) on acquired loans	(1,785)	(4,816)
Accretion of fair value adjustments (premiums) on acquired time deposits	(666)	(1,166)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(75)	(75)
Proceeds from sale of mortgage loans held for sale	186,460	460,655
Mortgage loans held for sale, originated	(189,340)	(361,895)
Gain on sale of mortgage loans	(1,523)	(2,617)
Proceeds from sale of guaranteed government loans held for sale	69,455	—
Guaranteed government loans held for sale, originated	(35,027)	—
Gain on sale of guaranteed government loans	(4,799)	—
Loss (gain) on disposal of premises and equipment	14	(405)
Loss on disposal of other assets	528	—
Realized loss on sale of securities available for sale	649	—
Realized gain on sale of other equity securities	(207)	—
Investment amortization expense, net	510	1,095
Amortization of subordinated debt issuance costs	26	26
Intangible amortization	998	1,160
Fair value adjustments of other equity investments	277	(9,228)
Fair value adjustments attributable to mortgage servicing rights	726	(3,496)
Increase in cash surrender value of bank owned life insurance	(885)	(946)
Increase in accrued interest receivable	(4,818)	(4)
Increase in other assets	(21,658)	(12,630)
Increase in other liabilities	22,910	9,139
Net cash provided by operating activities - continuing operations	23,588	123,033
Net cash provided by operating activities - discontinued operations	—	55
Cash provided by operating activities	23,588	123,088
Cash Flows From Investing Activities
Net increase in loans held for investment	(72,400)	(381,956)
Net (increase) decrease in federal funds sold	(1,158)	33,322
Purchases of securities available for sale	—	(68,261)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	28,774	23,348
Proceeds from sales of other equity investments	1,297	—
Proceeds from sale of other real estate owned	264	70
Net decrease in Paycheck Protection Program loans	5,553	17,258
Net change in restricted equity and other investments	4,413	(6,098)
Purchase of premises and equipment	(713)	(261)
Proceeds from sale of premises and equipment	55	1,937
Proceeds from sale of other assets	950	—
Proceeds from sale of LSMG	250	—
Capital calls of small business investment company funds and other investments	(3,816)	(4,179)
Nonincome distributions from limited liability companies	1,221	918
Net cash used in investing activities - continuing operations	(35,310)	(383,902)
Net cash provided by investing activities - discontinued operations	—	245
Cash used in investing activities	(35,310)	(383,657)

Cash Flows From Financing Activities:
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(62,655)	239,055
Net increase (decrease) in time deposits	336,965	(126,174)
Common stock dividends paid	(4,641)	(6,854)
FHLB advances	1,500,000	335,000
FHLB repayments	(1,661,700)	(194,900)
FRB advances	65,000	—
FRB repayments	(51)	(17,846)
Stock option exercises	26	14
Dividend reinvestment plan issuances	77	31
Net cash provided by financing activities - continuing operations	173,021	228,326
Net cash provided by financing activities - discontinued operations	—	—
Cash provided by financing activities	173,021	228,326
Net increase (decrease) in cash and due from banks	161,299	(32,243)
Cash and due from banks at beginning of period	77,274	130,548
Cash and due from banks at end of period	$238,573	$98,305
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$48,974	$8,794
Income taxes	$6,656	$1,892
Non-cash investing and financing activities:
Unrealized losses on securities available for sale	$(11,821)	$(57,908)
Restricted stock awards, net of forfeitures	$1,382	$997
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	$(8,111)	$—
Cumulative effect adjustment of change in accounting method, net of income taxes	$—	$3,542

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

Restatement

On October 31, 2023, the Company and the Audit Committee of its Board of Directors, after consultation with the Company’s independent registered public accounting firm and the Bank's primary regulator, determined that certain specialty finance loans that, as previously disclosed, were placed on nonaccrual, reserved for, or charged off in the interim periods ended March 31, 2023 and June 30, 2023 should have been reported as nonaccrual, reserved for, or charged off in earlier periods. On November 14, 2023, the Company filed amendments to its annual report on Form 10-K for the year ended December 31, 2022 and its quarterly reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023 to restate the consolidated financial statements included therein.

The Company does not believe that the restatements reflect any significant financial impact on the Company's financial condition as of September 30, 2023, or any trends in the Company's business or its prospects. The consolidated financial statements included in this Form 10-Q reflect the effects of the aforementioned restatements as of and for the periods ended December 31, 2022, March 31, 2023, and June 30, 2023.

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

On May 15, 2023, the Company sold its wholesale mortgage business operating as LenderSelect Mortgage Group (“LSMG”) to a third-party for $250 thousand in cash. The Company recorded a loss on the sale of LSMG of $553 thousand, which is reported in other noninterest income in the consolidated statements of operations for the nine months ended September 30, 2023.

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

Note 2 – Adoption of New Accounting Standard

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments along with amendments ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and ASU 2022-02 - Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Together, these ASUs, referred to herein as Accounting Standards Codification (“ASC”) “ASC 326”, replace the incurred loss impairment methodology with the current expected credit loss methodology (“CECL”) and require consideration of a broader range of information to determine credit loss estimates at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 applies to financial assets subject to credit losses that are measured at amortized cost and certain off-balance sheet credit exposures, which include, but are not limited to, loans held for investment, leases, held to maturity (“HTM”) securities, loan commitments, and financial guarantees.

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
(1) Included in other liabilities on the consolidated balance sheets

Loans Held for Investment and Allowance for Credit Losses (“ACL”). Loans that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported held for investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as “amortized cost”). Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yield using the payment terms required by the loan contract.

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

The ACL represents management’s best estimate of credit losses over the remaining life of the loan portfolio. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged-off amounts (recoveries) are recorded as increases to the ACL. The provision for credit losses is an amount sufficient to bring the ACL to an estimated balance that management considers adequate to absorb lifetime expected losses in the Company’s held for investment loan portfolio. The ACL is a valuation account that is deducted from the loans' amortized cost to present the net amount expected to be collected on the loans.

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

The Company’s allowance committee approves the key methodologies and assumptions, as well as the final ACL, on a quarterly basis. While management uses available information at the time of estimation to determine expected credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, changes in underlying facts for individually evaluated loans, and/or economic conditions. In addition, bank regulatory agencies and the Company's independent auditors periodically review its ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on judgments different than those of management.

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

Collateral-dependent Loans

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral-dependent loans:

•
Commercial real estate loans may be secured by either owner occupied commercial real estate or non-owner occupied commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. Repayment is generally from the cash flows of the business occupying the property. Non-owner occupied commercial real estate loans are generally secured by office buildings, retail facilities, multifamily properties, land under development, industrial properties, as well as other commercial or industrial real estate.
•
Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets.
•
Residential real estate loans are typically secured by first mortgages, and in some cases secured by a second mortgage.
•
Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•
Consumer loans are generally secured by automobiles, recreational vehicles, and other personal property. Some consumer loans are unsecured, have no underlying collateral, and would not be considered collateral-dependent.

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

Available for Sale ("AFS") Securities. The Company evaluates the fair value and credit quality of its AFS securities portfolio on a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s AFS securities portfolio are security type and credit rating, which is influenced by a number of security specific factors that may include obligor cash flow, geography, seniority, and others. If unrealized losses are related to credit quality, the Company estimates the credit-related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. Subsequent to the adoption of ASC 326, if the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, then an ACL is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost basis. As of December 31, 2022, the Company did not have any other-than-temporarily impaired AFS securities; therefore, upon adoption of ASC 326, an ACL for AFS securities was not warranted.

Reserve for Unfunded Commitments. The Company estimates expected credit losses over the contractual period when the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, the existence of any third-party guarantees, and an estimate of credit losses on commitments expected to be funded is determined using the same loss rates of similar financial instruments derived in the estimation of ACL for loans held for investment. Upon the adoption of ASC 326, the Company recorded an increase in its reserve for unfunded commitments of $3.7 million, along with an after-tax cumulative effect adjustment, which reduced stockholders' equity by $2.9 million.

Note 3 – Investment Securities and Other Investments

Investment securities classified as AFS are carried at fair value in the consolidated balance sheets. The following tables present amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated.

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$51,122	$—	$(9,845)	$41,277
U.S. Treasury and agencies	72,063	—	(12,651)	59,412
Mortgage backed securities	223,638	—	(42,905)	180,733
Corporate bonds	36,908	—	(4,400)	32,508
Total investment securities	$383,731	$—	$(69,801)	$313,930

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$60,018	$—	$(9,025)	$50,993
U.S. Treasury and agencies	80,073	—	(12,911)	67,162
Mortgage backed securities	230,015	51	(33,730)	196,336
Corporate bonds	42,909	124	(3,183)	39,850
Total investment securities	$413,015	$175	$(58,849)	$354,341

As of September 30, 2023 and December 31, 2022, securities with a fair value of $25.0 million and $241.9 million, respectively, were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”). As of September 30, 2023 the Company pledged securities with $267.0 million of par value (amortized cost and fair value of $269.0 million and $216.0 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”), established by the Board of Governors of the Federal Reserve System on March 12, 2023. The BTFP was created in response to industry events to provide banks with additional liquidity via a secured line of credit collateralized by eligible pledged securities. In addition, securities with a fair value of $11.2 million and $0 were pledged as of September 30, 2023 and December 31, 2022, respectively, to secure potential borrowings from the Federal Reserve Bank of Richmond (“FRB”) Discount Window.

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2	$2
Due after one year through five years	40,689	36,416
Due after five years through ten years	131,518	109,844
Due after ten years	211,522	167,668
Total	$383,731	$313,930

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		September 30, 2023
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	71	$2,026	$(54)	$39,251	$(9,791)	$41,277	$(9,845)
U.S. Treasury and agencies	25	479	—	59,410	(12,651)	59,889	(12,651)
Mortgage backed securities	83	1,013	(104)	171,876	(42,801)	172,889	(42,905)
Corporate bonds	33	9,569	(931)	19,140	(3,469)	28,709	(4,400)
Total	212	$13,087	$(1,089)	$289,677	$(68,712)	$302,764	$(69,801)

		December 31, 2022
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	82	$18,252	$(2,178)	$31,530	$(6,847)	$49,782	$(9,025)
U.S. Treasury and agencies	28	9,904	(1,039)	56,686	(11,872)	66,590	(12,911)
Mortgage backed securities	78	39,006	(3,061)	148,449	(30,669)	187,455	(33,730)
Corporate bonds	33	26,018	(2,283)	5,675	(900)	31,693	(3,183)
Total	221	$93,180	$(8,561)	$242,340	$(50,288)	$335,520	$(58,849)

The Company reviews its AFS securities portfolio for potential credit losses no less than quarterly. At September 30, 2023 and December 31, 2022, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed securities are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost. As of September 30, 2023, there was no ACL for the Company's AFS securities portfolio.

Restricted equity investments consisted of stock in the FHLB (carrying value of $9.4 million and $14.7 million as of September 30, 2023 and December 31, 2022, respectively), stock in the FRB (carrying value of $6.1 million at both September 30, 2023 and December 31, 2022), and stock in the Bank’s correspondent bank (carrying value of $468 thousand at both September 30, 2023 and December 31, 2022). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including shares in other financial institutions and fintech companies, totaling $22.1 million and $23.8 million as of September 30, 2023 and December 31, 2022, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period. As no actively traded market exists for substantially all of the Company's other equity investments, fair value adjustments are determined by reviewing recent observable market transactions, such as stock or equity transactions, that are substantially similar to the Company's existing investments. Other equity investments are also periodically evaluated for impairment using information obtained either directly from the investee or from a third-party broker. If an impairment has been identified, the carrying value of the investment is written down to its estimated fair market value through a charge to earnings.
Note 4 – Loans and ACL

All loan and ACL information presented as of and for the three and nine months ended September 30, 2023 is in accordance with ASC 326. All loan information presented prior to this period is presented in accordance with previously applicable GAAP. As a result, the presentation of information pre-ASC 326 and post-ASC 326 adoption will not be comparable for most disclosures.

The following table presents the amortized cost of loans held for investment, including Paycheck Protection Program ("PPP") loans, as of the dates stated.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$532,999	$590,049
Paycheck Protection Program	6,414	11,967
Real estate – construction, commercial	162,860	183,301
Real estate – construction, residential	76,896	76,599
Real estate – mortgage, commercial	879,655	864,989
Real estate – mortgage, residential	721,383	631,772
Real estate – mortgage, farmland	6,150	6,599
Consumer	59,528	47,423
Gross loans	2,445,885	2,412,699
Less: deferred loan fees, net of costs	485	(1,640)
Total	$2,446,370	$2,411,059

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $765.7 million and $436.0 million were pledged as of September 30, 2023 and December 31, 2022, respectively. Additionally, PPP loans were pledged as collateral for the FRB's Paycheck Protection Program Liquidity Facility ("PPPLF") advances in the amount of $0 and $51 thousand as of September 30, 2023 and December 31, 2022, respectively.

The following table presents the aging of the amortized cost of loans held for investment by loan category as of the date stated.

	September 30, 2023
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$472,291	$2,543	$1,748	$1,528	$54,889	$532,999
Paycheck Protection Program	6,414	—	—	—	—	6,414
Real estate – construction, commercial	156,722	3,541	—	—	2,597	162,860
Real estate – construction, residential	75,831	—	—	—	1,065	76,896
Real estate – mortgage, commercial	867,480	—	1,104	—	11,071	879,655
Real estate – mortgage, residential	710,944	373	449	2,016	7,601	721,383
Real estate – mortgage, farmland	6,150	—	—	—	—	6,150
Consumer	56,766	1,435	313	379	635	59,528
Less: Deferred loan fees, net of costs	485	—	—	—	—	485
Total Loans	$2,353,083	$7,892	$3,614	$3,923	$77,858	$2,446,370

The following table presents the amortized cost of nonaccrual loans held for investment by loan category as of the date stated.

	September 30, 2023
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$—	$54,889	$54,889
Real estate – construction, commercial	2,100	497	2,597
Real estate – construction, residential	—	1,065	1,065
Real estate – mortgage, commercial	5,519	5,552	11,071
Real estate – mortgage, residential	866	6,735	7,601
Consumer	—	635	635
Total	$8,485	$69,373	$77,858

The Company recognized $0 and $89 thousand of interest income from nonaccrual loans during the three and nine months ended September 30, 2023, respectively.

Credit Quality Indicators

The Company segments loans held for investment into risk categories based on relevant information about the expected ability and willingness of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. Management considers loan risk grades to be the best indication of credit quality of its portfolio of loans held for investment. The Company uses the following definitions for loan risk grades and periodically evaluates the appropriateness of these grades across its loan portfolio. Independent third-party loan reviews are periodically performed on the Company's loan portfolio and such reviews are used to verify management's determination of loan risk grades. Bank regulatory agencies also periodically review the Company's loan portfolio, including loan risk grades and may, on occasion, change a grade based on their judgment of the facts at the time of review.

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

Risk Grade 2 – Minimal: This grade is reserved for loans to borrowers who are deemed exceptionally strong. These loans are within guidelines and where the borrowers have documented significant overall financial strength. These loans have excellent sources of repayment, significant balance sheet liquidity, no significant identifiable risk of collection, and conform in all respects to policy, guidelines, underwriting standards, and federal and state regulations (no exceptions of any kind). In addition, guarantor support, when available, is viewed as excellent.

Risk Grade 3 – Acceptable: This grade is reserved for loans to borrowers who are deemed strong. These loans have adequate sources of repayment, with little identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics: (1) conformity in all respects with policy, guidelines, underwriting standards, and federal and state regulations (no exceptions of any kind), (2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt. In addition, guarantor support, when available, is viewed as strong.

Risk Grade 4 – Satisfactory: This grade is given to satisfactory loans containing more risk than Risk Grade 3 loans and where the borrower is still viewed as sound. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics: (1) general conformity to the Bank's underwriting requirements, with limited exceptions to policy, product, or underwriting guidelines. All exceptions noted have documented mitigating factors that offset any additional risk associated with the exceptions noted, (2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

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

The following table presents the amortized cost of loans held for investment by internal loan risk grade by year of origination as of September 30, 2023. Also presented are current period gross charge-offs by loan type for the nine months ended September 30, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$33,067	$140,132	$36,097	$27,087	$11,425	$16,388	$131,422	$395,618
Risk Grades 5 - 6	26,097	2,123	12,446	6,427	790	1,775	23,641	73,299
Risk Grade 7	—	3,731	2,460	3,421	825	36	2,620	13,093
Risk Grade 8	—	48,160	2,450	—	—	379	—	50,989
Total	59,164	194,146	53,453	36,935	13,040	18,578	157,683	532,999
Current period gross charge-offs	1,334	7,214	248	232	725	43	131	9,927

Paycheck Protection Program
Risk Grades 1 - 4	—	—	6,414	—	—	—	—	6,414
Total	—	—	6,414	—	—	—	—	6,414

Real estate – construction, commercial
Risk Grades 1 - 4	7,496	65,904	36,512	15,800	2,104	5,759	11,530	145,105
Risk Grades 5 - 6	3,370	6,851	2,020	—	—	748	3,621	16,610
Risk Grade 7	119	—	—	532	18	476	—	1,145
Total	10,985	72,755	38,532	16,332	2,122	6,983	15,151	162,860
Current period gross charge-offs	—	—	—	—	—	28	—	28

Real estate – construction, residential
Risk Grades 1 - 4	31,389	33,009	2,659	63	946	69	1,987	70,122
Risk Grades 5 - 6	1,288	3,566	—	169	241	—	—	5,264
Risk Grade 7	21	580	462	447	—	—	—	1,510
Total	32,698	37,155	3,121	679	1,187	69	1,987	76,896

Real estate – mortgage, commercial
Risk Grades 1 - 4	13,996	289,696	123,153	136,403	39,800	132,130	21,357	756,535
Risk Grades 5 - 6	2,353	24,797	5,767	16,959	15,943	31,425	4,065	101,309
Risk Grade 7	331		8,266	4,647	112	8,455	—	21,811
Total	16,680	314,493	137,186	158,009	55,855	172,010	25,422	879,655

Real estate – mortgage, residential
Risk Grades 1 - 4	41,916	209,899	124,713	70,812	28,702	139,827	55,703	671,572
Risk Grades 5 - 6	11,372	8,325	184	1,627	1,895	6,935	1,663	32,001
Risk Grade 7	—	2,263	2,005	1,980	996	10,438	128	17,810
Total	53,288	220,487	126,902	74,419	31,593	157,200	57,494	721,383
Current period gross charge-offs	—	744	—	498	—	14	—	1,256

Real estate – mortgage, farmland
Risk Grades 1 - 4	—	875	1,809	—	1,535	1,573	209	6,001
Risk Grades 5 - 6	149	—	—	—	—	—	—	149
Total	149	875	1,809	—	1,535	1,573	209	6,150

Consumer
Risk Grades 1 - 4	22,899	15,567	4,204	3,198	1,471	666	10,268	58,273
Risk Grades 5 - 6	64	51	13	16	14	440	30	628
Risk Grade 7	14	223	87	117	56	130	—	627
Total	22,977	15,841	4,304	3,331	1,541	1,236	10,298	59,528
Current period gross charge-offs	1,083	280	200	31	48	57	—	1,699

Total Loans
Risk Grades 1 - 4	$150,763	$755,082	$335,561	$253,363	$85,983	$296,412	$232,476	$2,109,640
Risk Grades 5 - 6	44,693	45,713	20,430	25,198	18,883	41,323	33,020	229,260
Risk Grade 7	485	6,797	13,280	11,144	2,007	19,535	2,748	55,996
Risk Grade 8	—	48,160	2,450	—	—	379	—	50,989
Total	$195,941	$855,752	$371,721	$289,705	$106,873	$357,649	$268,244	$2,445,885
Total current period gross charge-offs	$2,417	$8,238	$448	$761	$773	$142	$131	$12,910

Of the $51.0 million of commercial and industrial loans classified as doubtful (risk grade 8) as of September 30, 2023, $48.2 million was attributable to a group of specialty finance loans with a collective specific reserve of $21.8 million as of the same date. There were no loans classified as loss (risk grade 9) as of September 30, 2023.

The following table presents an analysis of the change in the ACL by major loan segment for the period stated. Loan segments are presented as either commercial or consumer as follows:

•
Commercial – Commercial and industrial; PPP; real estate – construction, commercial; real estate – mortgage, commercial; and real estate – mortgage, farmland;
•
Consumer – real estate – construction, residential; real estate – mortgage, residential; and consumer.

	For the three months ended September 30, 2023
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$29,864	$8,703	$38,567
Charge-offs	(1,832)	(749)	(2,581)
Recoveries	1,600	445	2,045
Net charge-offs	(232)	(304)	(536)
Provision for credit losses - loans	11,394	206	11,600
Balance, end of period	$41,026	$8,605	$49,631

	For the nine months ended September 30, 2023
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,070	$3,670	$30,740
Impact of ASC 326 adoption	2,926	4,492	7,418
Charge-offs	(9,955)	(2,954)	(12,909)
Recoveries	2,605	674	3,279
Net charge-offs	(7,350)	(2,280)	(9,630)
Provision for credit losses - loans	18,380	2,723	21,103
Balance, end of period	$41,026	$8,605	$49,631

The increase in the ACL during the nine months ended September 30, 2023 was primarily attributable to specific reserve needs for a portfolio of specialty finance loans (classified as commercial and industrial loans) and $7.4 million due to the adoption of ASC 326 effective January 1, 2023. Of the $12.9 million in gross loan charge-offs for the nine months ended September 30, 2023, $7.0 million was attributable to one commercial and industrial loan that was fully charged-off in the second quarter of 2023.

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for credit losses for loans held for investment as of and for the nine months ended September 30, 2023.

The following table presents the amortized cost of collateral-dependent loans as of the date stated.

(Dollars in thousands)	September 30, 2023
Commercial and industrial	$83,437
Real estate – construction, commercial	6,635
Real estate – construction, residential	2,299
Real estate – mortgage, commercial	18,352
Real estate – mortgage, residential	3,029
Total collateral-dependent loans	$113,752

Acquired Loans

As of September 30, 2023, the amortized cost of PCD loans totaled $56.6 million with an estimated ACL of $556 thousand. The remaining non-credit discount on PCD loans was $4.5 million as of September 30, 2023.

Modified Loans

The Company closely monitors the performance of borrowers experiencing financial difficulty that have been granted certain loan modifications it would otherwise not consider.

The following table presents information on modified loans as of the date stated.

	September 30, 2023
(Dollars in thousands)	Number of Loans	Amortized Cost	Amortized Cost of Modified Loans to Gross Loans by Category	Financial Effect
Modification - term extension and forbearance				Forbearance agreements
Commercial and industrial (1)	1	32,750	6.14%
Real estate – mortgage, commercial	2	6,208	0.71%
Modification - interest-only				Interest-only payments for six months
Real estate – mortgage, commercial	1	244	0.03%
Commercial and industrial	1	2,982	0.34%
Modification - Payment Deferral				Payment Deferral 3-9 Months
Real estate – mortgage, commercial	1	2,999	0.34%
Commercial and industrial	5	5,806	0.66%
Total	11	$50,989	2.08%

(1) A $32.8 million loan was modified via a forbearance agreement in the second quarter of 2023 under which the borrower defaulted in the same period. The Company received cash payments of $4.5 million in the first half of 2023 for interest. This loan is collateral-dependent, is on nonaccrual status, and has a specific reserve of $9.3 million as of September 30, 2023.

The following table presents an aging analysis of the amortized cost of loans modified in the preceding 12 months as of the date stated.

	September 30, 2023
	Payment Status (Amortized Cost)
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$2,692	$—	$244	$35,864	$38,800
Real estate – mortgage, commercial	—	—	—	12,189	12,189
Total modified loans	$2,692	$—	$244	$48,053	$50,989

None of the loans in the table above other than the $32.75 million commercial and industrial loan on nonaccrual had a payment default during the nine months ended June 30, 2023.

Four residential mortgage loans with a total amortized cost of $974 thousand were in the process of foreclosure as of September 30, 2023, and none as of December 31, 2022.

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

(Dollars in thousands)	December 31, 2022
PCI loans
Outstanding principal balance	$64,911
Recorded investment	58,748
Purchased performing loans
Outstanding principal balance	513,461
Recorded investment	511,752
Total acquired loans
Outstanding principal balance	578,372
Recorded investment	570,500

The following table presents the changes in accretable yield for PCI loans for the periods stated.

(Dollars in thousands)	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Balance, beginning of period	$12,945	$16,849
Accretion	(1,108)	(6,370)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	2,515
Other changes, net	—	(1,157)
Balance, end of period	$11,837	$11,837

The following table presents a summary of the loan portfolio individually and collectively evaluated for impairment as of the date stated.

	December 31, 2022
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$1,481	$1,481	$—
Real estate – construction, commercial	—	7	7	—
Real estate – mortgage, commercial	—	51,223	51,223	3
Real estate – mortgage, residential	—	5,678	5,678	—
Consumer	—	359	359	—
Total PCI loans	—	58,748	58,748	3
Originated and purchased performing loans:
Commercial and industrial	67,654	520,914	588,568	23,073
Real estate – construction, commercial	521	182,773	183,294	1,637
Real estate – construction, residential	—	76,599	76,599	628
Real estate – mortgage, commercial	4,634	809,132	813,766	2,353
Real estate – mortgage, residential	834	625,260	626,094	1,760
Real estate – mortgage, farmland	—	6,599	6,599	4
Consumer	—	47,064	47,064	1,282
Total originated and purchased performing loans	73,643	2,268,341	2,341,984	30,737
Gross loans	73,643	2,327,089	2,400,732	30,740
Less: deferred loan fees, net of costs	—	—	(1,640)	—
Total	$73,643	$2,327,089	$2,399,092	$30,740

The table above excludes PPP loans of $12.0 million as of December 31, 2022. PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses for these loans.

The following tables present information related to impaired loans held for investment by loan type as of and for the dates stated.

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$1,269	$1,289	$—
Real estate – construction, commercial	521	521	—
Real estate – mortgage, commercial	4,507	4,504	—
Real estate – mortgage, residential	834	834	—
With an allowance recorded:
Commercial and industrial	$66,386	$66,386	$11,605
Real estate – mortgage, commercial	126	126	1
Total	$73,643	$73,660	$11,606

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and industrial	$5,197	$—	$5,568	$74
Real estate – construction, commercial	521	8	522	16
Real estate – mortgage, commercial	2,839	26	6,991	174
Real estate – mortgage, residential	1,188	5	1,324	22
With an allowance recorded:
Commercial and industrial	$4,024	$44	$4,644	$77
Real estate – mortgage, commercial	851	1	1,503	3
Real estate – mortgage, residential	142	1	86	6
Total	$14,762	$85	$20,638	$372

Impaired loans also include TDRs, and as of December 31, 2022, there were 12 TDRs totaling $38.3 million.

The following table presents the analysis of the change in the allowance for loan losses by loan type for the period stated.

(Dollars in thousands)	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Allowance for loan losses, beginning of period	$17,242	$12,121
Charge-offs
Commercial and industrial	(31)	(4,958)
Consumer	(717)	(1,357)
Total charge-offs	(748)	(6,315)
Recoveries
Commercial and industrial	6	430
Consumer	134	404
Total recoveries	140	834
Net charge-offs	(608)	(5,481)
Provision for loan losses	3,900	13,894
Allowance for loan losses, end of period	$20,534	$20,534

The following table presents the amortized cost of loans held for investment by internal loan risk grade as of the date stated.

	December 31, 2022
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,369	$—	$112	$—	$1,481
Real estate – construction, commercial	—	—	—	7	—	—	—	7
Real estate – mortgage, commercial	—	—	—	22,778	26,059	1,700	686	51,223
Real estate – mortgage residential	—	—	—	1,453	1,985	—	2,240	5,678
Consumer	—	—	—	—	353	—	6	359
Total PCI loans	—	—	—	25,607	28,397	1,812	2,932	58,748
Originated and purchased performing loans:
Commercial and industrial	318	885	192,393	291,204	31,902	2,834	69,032	588,568
Paycheck Protection Program	11,967	—	—	—	—	—	—	11,967
Real estate – construction, commercial	—	361	14,223	156,027	8,504	3,365	814	183,294
Real estate – construction, residential	—	—	3,110	72,327	1,162	—	—	76,599
Real estate – mortgage, commercial	—	2,330	187,648	561,554	54,352	2,048	5,834	813,766
Real estate – mortgage residential	—	7,311	233,697	365,511	11,858	—	7,717	626,094
Real estate – mortgage, farmland	549	—	1,315	4,609	126	—	—	6,599
Consumer	197	—	21,330	24,731	256	—	550	47,064
Total originated and purchased performing loans	13,031	10,887	653,716	1,475,963	108,160	8,247	83,947	2,353,951
Gross loans	$13,031	$10,887	$653,716	$1,501,570	$136,557	$10,059	$86,879	$2,412,699
Less: deferred loan fees, net of costs								(1,640)
Total								$2,411,059

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

During the third quarter of 2023, management concluded that goodwill had become impaired as a result of the decline in the Company's stock price and its market value relative to its book value. Accordingly, an impairment charge totaling $26.8 million, the entire amount of goodwill reported in the consolidated balance sheet, was recognized during the third quarter of 2023. As of December 31, 2022, the Company's goodwill totaled $26.8 million.

The following table presents information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	September 30, 2023
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(5,286)	$4,340
Other amortizable intangibles	3,318	(2,138)	1,180
Total	$12,944	$(7,424)	$5,520

	December 31, 2022
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(4,330)	$5,296
Other amortizable intangibles	3,282	(1,995)	1,287
Total	$12,908	$(6,325)	$6,583

Included in other amortizable intangibles were loan servicing assets of $1.2 million and $876 thousand at September 30, 2023 and December 31, 2022, respectively, related to the servicing of the government guaranteed portion of certain loans that the Company has sold. Loan servicing assets of $405 thousand were added during the nine months ended September 30, 2023. The amortization of these intangibles is included in interest and fees on loans in the consolidated statements of operations totaled $96 thousand and $84 thousand for the three months ended September 30, 2023 and 2022, respectively, and $101 thousand and $274 thousand for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The Company retains servicing rights on residential mortgages originated and sold into the secondary market. The fair value of MSR assets was $29.1 million and $29.0 million as of September 30, 2023 and December 31, 2022, respectively.

Note 6 – Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by pledged qualifying real estate loans and securities. At September 30, 2023 and December 31, 2022, based on pledged collateral, the line totaled $532.7 million and $525.1 million, respectively. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $150.0 million and $311.7 million at September 30, 2023 and December 31, 2022, respectively. FHLB borrowings required the Bank to hold $9.4 million and $14.7 million of FHLB stock at September 30, 2023 and December 31, 2022, respectively, which is included in restricted equity investments on the consolidated balance sheets. The Bank also has letters of credit issued by the FHLB in the amount of $100.0 million as of September 30, 2023 for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $282.7 million as of September 30, 2023.

The following table presents information regarding FHLB advances outstanding as of the date stated.

	September 30, 2023
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed Rate Credit	$50,000	3/15/2023	4.07%	3/15/2027
Fixed Rate Credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed Rate Credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$150,000

FRB Borrowings

Advances under the BTFP are up to a one-year term and are priced at the one-year overnight index swap rate plus 10 basis points, which is fixed for the term on the advance date. Advances can be repaid at any time without penalty. As of September 30, 2023, the Company had an immediately available line through the BTFP of $267.0 million, of which the Company had drawn one advance for $65.0 million, maturing May 10, 2024, with a fixed interest rate of 4.74%. As of September 30, 2023, availability through the FRB Discount Window was $277.6 million. As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings through the FRB Discount Window.

Other Borrowings

The Company had unsecured lines of credit with correspondent banks, which totaled $25.0 million and $28.0 million as of September 30, 2023 and December 31, 2022, respectively. These lines bear interest at the prevailing rates for such loans and are cancelable any time by the correspondent bank. As of September 30, 2023 and December 31, 2022, none of these lines of credit with correspondent banks were drawn upon.

The Company had $39.9 million of subordinated notes, net, outstanding as of both September 30, 2023 and December 31, 2022. The Company's subordinated notes are comprised of an issuance in October 2019 maturing

October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). As of September 30, 2023, the net carrying amount of the 2029 Notes was $25.1 million, inclusive of a $603 thousand purchase accounting adjustment (premium). For the three months ended September 30, 2023 and 2022, the effective interest rate on the 2029 Notes was 5.3%, inclusive of the amortization of the purchase accounting adjustment (premium). For the nine months ended September 30, 2023 and 2022, the effective interest rate on the 2029 Notes was 5.1%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). As of September 30, 2023, the net carrying amount of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.8 million. For the three and nine months ended September 30, 2023 and 2022, the effective interest rate on the 2030 Note was 6.10%.

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

The following tables present the notional and fair value of interest rate swap agreements as of the dates stated.

	September 30, 2023
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,178	$(143)
Pay fixed/receive variable swaps	2,178	143

	December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,178	$(95)
Pay fixed/receive variable swaps	2,178	95

As part of its efforts to sell originated government guaranteed and conventional residential mortgages into the secondary market, the Bank had entered into $7.0 million and $11.7 million of rate lock commitments with borrowers, net of expected fallout, as of September 30, 2023 and December 31, 2022, respectively. Additionally, $7.7 million and $12.8 million of closed loan inventory waiting for sale were hedged by $10.3 million and $21.5 million in forward to-be-announced mortgage-backed securities as of September 30, 2023 and December 31, 2022, respectively. Mortgage derivative assets totaled $449 thousand and $112 thousand as of September 30, 2023 and December 31, 2022, respectively, and mortgage derivative liabilities were $0 and $24 thousand as of September 30, 2023 and December 31, 2022, respectively. Mortgage derivative assets and liabilities are included in other assets and other liabilities, respectively, in the consolidated balance sheets.

Note 8 – Stock-Based Compensation

The Company grants time-based restricted stock awards (“time-based RSAs”) to employees and directors under the Blue Ridge Bankshares, Inc. 2023 Stock Incentive Plan. Time-based RSAs are considered fixed awards as the number of shares and fair value are both known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. Beginning in 2022, the Company began granting performance-based restricted stock awards (“PSAs”) to employees, in addition to time-based RSAs. PSAs vest at the end of a three-year period contingent on the Company's achievement of financial goals and are being expensed on a straight-line basis over the same period with adjustments periodically based on projected achievement of the performance target, which may change the number of PSA shares that will ultimately vest. Time-based RSAs carry voting and dividend rights, while PSAs carry voting rights and are subject to deferred dividend payout restrictions.

Compensation expense recognized in the consolidated statements of operations related to time-based RSAs and PSAs, net of forfeitures, was $554 thousand and $1.5 million for the three and nine months ended September 30, 2023, respectively, and was $415 thousand and $1.1 million for the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2023, grants of 289,981 time-based RSAs or PSAs were made, while forfeitures relating to 46,846 shares of the Company's common stock resulted due to employee terminations. As of September 30, 2023, time-based RSAs and PSAs relating to 438,974 shares of the Company's common stock were outstanding, and unrecognized compensation expense related to these awards totaled $3.2 million.

During the first nine months of 2023, stock options relating to 3,750 shares were exercised and stock options relating to 15,058 shares expired, resulting in stock options relating to 33,866 shares remaining outstanding as of September 30, 2023. These options were assumed by the Company in connection with the Bay Banks Merger and expire between March 2024 and December 2029.

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

The following tables present information about the Company’s leases as of the dates and for the periods stated.

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$672	$644	$1,913	$1,854
Total lease cost	672	644	1,913	1,854
Cash paid for amounts included in the measurement of lease liabilities	628	274	1,773	1,351

(Dollars in thousands)	September 30, 2023	December 31, 2022
Right-of-use assets	$9,100	$6,903
Lease liabilities	$10,015	$7,860
Weighted average remaining lease term (years)	7.25	5.85
Weighted average discount rate	3.24%	2.40%

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

(Dollars in thousands)	September 30, 2023
Three months ending December 31, 2023	$513
Twelve months ending December 31, 2024	1,915
Twelve months ending December 31, 2025	1,598
Twelve months ending December 31, 2026	1,503
Twelve months ending December 31, 2027	1,366
Thereafter	4,468
Total undiscounted cash flows	11,363
Discount	(1,348)
Lease liabilities	$10,015

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	September 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$41,277	$—	$41,277	$—
U.S. Treasury and agencies	59,412	—	59,412	—
Mortgage backed securities	180,733	—	173,372	7,361
Corporate bonds	32,508	—	28,709	3,799
Total securities available for sale	$313,930	$—	$302,770	$11,160
Other assets
MSR assets	$29,139	$—	$—	$29,139
Rabbi trust assets	515	515	—	—
Mortgage derivative asset	449	—	449	—
Interest rate swap asset	142	—	142	—
Other liabilities
Interest rate swap liability	$142	$—	$142	$—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
State and municipals	$50,993	$—	$50,993	$—
U.S. Treasury and agencies	67,162	—	67,162	—
Mortgage backed securities	196,336	—	188,719	7,617
Corporate bonds	39,850	—	35,561	4,289
Total securities available for sale	$354,341	$—	$342,435	$11,906
Other assets
MSR assets	$28,991	$—	$—	$28,991
Rabbi trust assets	584	584	—	—
Mortgage derivative asset	112	—	112	—
Interest rate swap asset	95	—	95	—
Other liabilities
Mortgage derivative liability	$24	$—	$24	$—
Interest rate swap liability	95	—	95	—

The following table presents the change in corporate bonds and mortgage backed securities using Level 3 inputs for the periods stated.

(Dollars in thousands)	Corporate Bonds	Mortgage Backed Securities
Balance as of December 31, 2022	$4,289	$7,617
Transfers from Level 3 to Level 2	(500)	—
Fair value adjustments	10	(256)
Balance as of September 30, 2023	$3,799	$7,361

As of September 30, 2023, 10 corporate bonds totaling $3.8 million and six mortgage backed securities totaling $7.4 million were reported at their respective amortized cost and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments.

Mortgage Servicing Rights

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of

September 30, 2023 and December 31, 2022, the Company was servicing approximately $2.13 billion and $2.16 billion of loans, respectively. Loans are segregated into homogeneous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and utilizing assumed servicing costs and prepayment speeds. The weighted average net servicing fee income of the portfolio was 28.3 basis points as of September 30, 2023. Estimated base annual servicing costs were $75.00 to $85.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 7.87% as of September 30, 2023. A base discount rate of 9.50% to 11.50 (9.92% weighted average discount rate) was then applied to each pool’s projected future cash flows as of September 30, 2023. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

The following table presents the change in MSR assets as of the dates and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance as of December 31, 2022	$28,991
Additions	874
Fair value adjustments	(726)
Balance as of September 30, 2023	$29,139

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	September 30, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$22,061	$—	$22,061	$—
Collateral-dependent loans	68,612	—	—	68,612
Loans held for sale	69,640	—	69,640	—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$23,776	$—	$23,776	$—
Impaired loans - Pre-ASC 326	54,906	—	—	54,906
Loans held for sale	69,534	—	69,534	—
OREO	195	—	—	195

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of September 30, 2023	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	68,612	Selling Costs	7% - 10%

(Dollars in thousands)	Balance as of December 31, 2022	Unobservable Input	Range
Impaired loans - Pre-ASC 326
Discounted appraised value technique	54,761	Selling Costs	7% - 10%
Discounted cash flows technique	145	Discount Rate	4% - 11%
OREO
Discounted appraised value technique	195	Selling Costs	7%

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

	September 30, 2023
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$238,573	$238,573	$238,573	$—	$—
Federal funds sold	2,584	2,584	2,584	—	—
Securities available for sale	313,930	313,930	—	302,770	11,160
Restricted equity investments	16,006	16,006	—	16,006	—
Other equity investments	22,061	22,061	—	22,061	—
Other investments	28,453	28,453	—	—	28,453
PPP loans receivable, net	6,414	6,414	—	—	6,414
Loans held for investment, net	2,390,325	2,303,005	—	—	2,303,005
Accrued interest receivable	16,387	16,387	—	16,387	—
Bank owned life insurance	48,136	48,136	—	48,136	—
MSR assets	29,139	29,139	—	—	29,139
Financial Liabilities		—			—
Noninterest-bearing demand deposits	$572,969	$572,969	$572,969	$—	$—
Interest-bearing demand and money market deposits	1,350,601	1,350,601	—	1,350,601	—
Savings deposits	124,321	124,321	—	124,321	—
Time deposits	728,260	721,265	—	—	721,265
FHLB borrowings	150,000	156,282	—	156,282	—
FRB borrowings	65,000	65,000	—	65,000	—
Subordinated notes, net	39,871	37,335	—	—	37,335

	December 31, 2022
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,274	$77,274	$77,274	$—	$—
Federal funds sold	1,426	1,426	1,426	—	—
Securities available for sale	354,341	354,341	—	342,435	11,906
Restricted equity investments	21,257	21,257	—	21,257	—
Other equity investments	23,776	23,776	—	23,776	—
Other investments	24,672	24,672	—	—	24,672
PPP loans receivable, net	11,967	11,967	—	—	11,967
Loans held for investment, net	2,368,352	2,321,042	—	—	2,321,042
Accrued interest receivable	11,569	11,569	—	11,569	—
Bank owned life insurance	47,245	47,245	—	47,245	—
MSR assets	28,991	28,991	—	—	28,991
Financial Liabilities
Noninterest-bearing demand deposits	$640,101	$640,101	$640,101	$—	$—
Interest-bearing demand and money market deposits	1,318,799	1,318,799	—	1,318,799	—
Savings deposits	151,646	151,646	—	151,646	—
Time deposits	391,961	352,294	—	—	352,294
FHLB borrowings	311,700	311,700	—	311,700	—
FRB borrowings	51	51	—	51	—
Subordinated notes, net	39,920	37,689	—	—	37,689

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2023 and December 31, 2022, the Bank met the capital requirements to be classified as well capitalized.

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

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The CECL Transitional Amount was $8.1 million, of which $2.0 million reduced the regulatory capital amounts and capital ratios as of September 30, 2023.

	September 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$284,407	10.44%	$286,055	10.50%	$272,434	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$250,210	9.18%	$231,567	8.50%	$217,946	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$250,210	9.18%	$190,703	7.00%	$177,081	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$250,210	7.63%	$131,175	4.00%	$163,969	5.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,097	10.93%	$289,246	10.50%	$275,473	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$234,152	8.50%	$220,379	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$192,831	7.00%	$179,058	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,545	8.90%	$120,644	4.00%	$150,805	5.00%

In addition to the foregoing capital requirements, the OCC has notified the Bank of its decision to establish individual minimum capital ratios (“IMCR”) for the Bank that are higher than those required for capital adequacy purposes generally. Specifically, the Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of September 30, 2023, the Bank did not meet these IMCR requirements,which could subject the Bank to additional regulatory requirements or directives, including developing and maintaining capital plans, asset sales, limitations on growth, further regulatory sanctions and/or other regulatory enforcement actions.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2023 and December 31, 2022, the Company had outstanding loan commitments of $590.1 million and $736.1 million, respectively.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2023 and December 31, 2022, commitments under outstanding financial stand-by letters of credit totaled $23.3 million and $29.8 million, respectively. The credit risk of issuing financial stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Upon the adoption of ASC 326 on January 1, 2023, the Company recorded an increase in its reserve for unfunded commitments of $3.7 million. Most of this increase was attributable to higher funding assumptions of the underlying credit commitments, based on industry data available. For the three and nine months ended September 30, 2023, the Company recorded a reduction in the provision for credit losses for unfunded commitments of $550 thousand and $1.6 million, respectively, which was primarily attributable to lower balances of loan commitments. As of September 30, 2023, the reserve for unfunded commitments was $4.0 million compared to $1.8 million as of December 31, 2022.

The Company invests in various partnerships, limited liability companies, and SBIC funds. Pursuant to these investments, the Company commits to an investment amount to be fulfilled in future periods. At September 30, 2023, the Company had future commitments outstanding totaling $16.6 million related to these investments.

Note 13 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS") and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and PSAs. For the three and nine months ended September 30, 2023, all outstanding stock options and PSAs of the Company’s common stock were considered anti-dilutive and excluded from the computation of diluted EPS, due to the net loss in the same respective periods. For the three and nine months ended September 30, 2022, no stock options for the Company's common stock were considered anti-dilutive and excluded from the computation of diluted EPS, and there were no outstanding PSAs during these periods.

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted average common shares outstanding, basic	19,014,883	18,849,246	18,907,921	18,796,297
Effect of dilutive securities	—	10,847	—	14,254
Weighted average common shares outstanding, dilutive	19,014,883	18,860,093	18,907,921	18,810,551

Net (loss) income:
Net (loss) income from continuing operations	(41,371)	2,736	$(46,014)	$21,273
Net income from discontinued operations	—	—	—	337
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	(1)
Net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(41,371)	$2,736	$(46,014)	$21,609

Basic (loss) earnings per share:
(Loss) earnings per share from continuing operations	$(2.18)	$0.15	$(2.43)	$1.13
(Loss) earnings per share from discontinued operations	—	—	—	0.02
(Loss) earnings per share attributable to Blue Ridge Bankshares, Inc.	$(2.18)	$0.15	$(2.43)	$1.15

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

The following tables present statement of operations items and assets by segment as of the dates and for the periods stated.

	As of and for the three months ended September 30, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$41,699	$777	$9	$—	$42,485
Interest expense	18,766	408	1,119	—	20,293
Net interest income	22,933	369	(1,110)	—	22,192
Provision for credit losses	11,050	—	—	—	11,050
Net interest income after provision for credit losses	11,883	369	(1,110)	—	11,142
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	(1,095)	4,906	—	—	3,811
Gain on sale of guaranteed government loans	6	—	—	—	6
Service charges on deposit accounts	365	—	—	—	365
Increase in cash surrender value of bank owned life insurance	311	—	—	—	311
Other income	2,896	—	125	(99)	2,922
Total noninterest income	2,483	4,906	125	(99)	7,415
NONINTEREST EXPENSE
Salaries and employee benefits	10,136	4,504	—	—	14,640
Other operating expenses	39,655	2,834	7,591	(99)	49,981
Total noninterest expense	49,791	7,338	7,591	(99)	64,621
Loss from continuing operations before income tax expense	(35,425)	(2,063)	(8,576)	—	(46,064)
Income tax benefit	(2,446)	(446)	(1,801)	—	(4,693)
Net loss	$(32,979)	$(1,617)	$(6,775)	$—	$(41,371)
Total assets as of September 30, 2023	$3,183,121	$46,959	$230,999	$(198,366)	$3,262,713

	As of and for the three months ended September 30, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$32,752	$217	$177	$—	$33,146
Interest expense	3,612	126	731	—	4,469
Net interest income	29,140	91	(554)	—	28,677
Provision for credit losses	3,900	—	—	—	3,900
Net interest income after provision for credit losses	25,240	91	(554)	—	24,777
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	27	3,140	—	—	3,167
Gain on sale of guaranteed government loans	1,565	—	—	—	1,565
Service charges on deposit accounts	354	—	—	—	354
Increase in cash surrender value of bank owned life insurance	398	—	—	—	398
Other income	2,844	—	(169)	(191)	2,484
Total noninterest income	5,188	3,140	(169)	(191)	7,968
NONINTEREST EXPENSE
Salaries and employee benefits	10,647	3,527	—	—	14,174
Other operating expenses	13,861	1,002	362	(191)	15,034
Total noninterest expense	24,508	4,529	362	(191)	29,208
Income (loss) from continuing operations before income tax expense	5,920	(1,298)	(1,085)	—	3,537
Income tax expense (benefit)	1,267	(246)	(220)	—	801
Net income (loss) from continuing operations	$4,653	$(1,052)	$(865)	$—	$2,736
Total assets as of September 30, 2022	$2,796,033	$50,354	$305,029	$(271,844)	$2,879,572

	As of and for the nine months ended September 30, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$124,629	$1,192	$14	$—	$125,835
Interest expense	52,313	578	1,666	—	54,557
Net interest income	72,316	614	(1,652)	—	71,278
Provision for credit losses	19,553	—	—	—	19,553
Net interest income after provision for credit losses	52,763	614	(1,652)	—	51,725
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	850	8,559	—	—	9,409
Gain on sale of guaranteed government loans	4,799	—	—	—	4,799
Service charges on deposit accounts	1,057	—	—	—	1,057
Increase in cash surrender value of bank owned life insurance	885	—	—	—	885
Other income	8,639	—	(157)	(198)	8,284
Total noninterest income	16,230	8,559	(157)	(198)	24,434
NONINTEREST EXPENSE
Salaries and employee benefits	37,658	6,789	—	—	44,447
Other operating expenses	69,130	4,226	9,915	(198)	83,073
Total noninterest expense	106,788	11,015	9,915	(198)	127,520
Loss from continuing operations before income tax expense	(37,795)	(1,842)	(11,724)	—	(51,361)
Income tax benefit	(2,473)	(412)	(2,462)	—	(5,347)
Net loss	$(35,322)	$(1,430)	$(9,262)	$—	$(46,014)
Total assets as of September 30, 2023	$3,183,121	$46,959	$230,999	$(198,366)	$3,262,713

	As of and for the nine months ended September 30, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$83,660	$1,145	$386	$—	$85,191
Interest expense	6,560	254	1,942	—	8,756
Net interest income	77,100	891	(1,556)	—	76,435
Provision for credit losses	13,894	—	—	—	13,894
Net interest income after provision for credit losses	63,206	891	(1,556)	—	62,541
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	203	18,483	—	—	18,686
Gain on sale of guaranteed government loans	4,530	—	—	—	4,530
Service charges on deposit accounts	996	—	—	—	996
Increase in cash surrender value of bank owned life insurance	946	—	—	—	946
Other income	8,478	—	9,084	(468)	17,094
Total noninterest income	15,153	18,483	9,084	(468)	42,252
NONINTEREST EXPENSE
Salaries and employee benefits	30,652	13,491	—	—	44,143
Other operating expenses	28,949	3,699	901	(468)	33,081
Total noninterest expense	59,601	17,190	901	(468)	77,224
Income from continuing operations before income tax expense	18,758	2,184	6,627	—	27,569
Income tax expense	4,562	486	1,248	—	6,296
Net income from continuing operations	$14,196	$1,698	$5,379	$—	$21,273
Discontinued Operations
Income from discontinued operations before income taxes	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$14,533	$1,698	$5,379	$—	$21,610
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$14,532	$1,698	$5,379	—	$21,609
Total assets as of September 30, 2022	$2,796,033	$50,354	$305,029	$(271,844)	$2,879,572

Note 15 – Changes to Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended September 30, 2023
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of July 1, 2023	$(46,682)	$425	$(1)	$(46,258)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $2,309	(8,022)	—	—	(8,022)
Reclassification for previously unrealized net losses recognized in net income, net of income tax benefit of $145	504	—	—	504
Balance as of September 30, 2023	$(54,200)	$425	$(1)	$(53,776)

	For the three months ended September 30, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of July 1, 2022	$(37,915)	$425	$(1)	$(37,491)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $3,160	(11,889)	—	—	(11,889)
Balance as of September 30, 2022	$(49,804)	$425	$(1)	$(49,380)

	For the nine months ended September 30, 2023
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2023	$(45,525)	$425	$(1)	$(45,101)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $2,642	(9,179)	—	—	(9,179)
Reclassification for previously unrealized net losses recognized in net income, net of income tax benefit of $145	504	—	—	504
Balance as of September 30, 2023	$(54,200)	$425	$(1)	$(53,776)

	For the nine months ended September 30, 2022
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2022	$(4,056)	$425	$(1)	$(3,632)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $12,160	(45,748)	—	—	(45,748)
Balance as of September 30, 2022	$(49,804)	$425	$(1)	$(49,380)

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

Note 17 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of our operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2022 (the “2022 Form 10-K/A”). Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations for the balance of 2023, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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

The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: (i) the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; (ii) geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (iii) the residual effects of the COVID-19 pandemic, including the adverse impact on the Company’s business and operations and on the Company’s customers which may result, among other things, in increased delinquencies, defaults, foreclosures and losses on loans; (iv) the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events; (v) the Company’s management of risks inherent in its loan portfolio, the credit quality of its borrowers, and the risk of a prolonged downturn in the real estate market, which could impair the value of the Company’s collateral and its ability to sell collateral upon any foreclosure; (vi) changes in consumer spending and savings habits; (vii) deposit out flows; (viii) technological and social media changes; (ix) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; (x) changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Company’s subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; (xi) the impact of changes in financial services policies, laws, and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (xii) the impact of, and the ability to comply with, the terms of the formal written agreement between the Bank and the Office of the Comptroller of the Currency (the “OCC”); (xiii) the impact of changes in laws, regulations, and policies affecting the real estate industry; (xiv) the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies; (xv) the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; (xvi) the willingness of users to substitute competitors’ products and services for the Company’s products and services; (xvii) the outcome of any legal proceedings that may be instituted against the Company; (xviii) reputational risk and potential adverse reactions of the Company’s customers, suppliers, employees, or other business partners; (xix) the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company's or industry's reputation become damaged; (xx) maintaining capital levels adequate to support the Company's business and to remain well-capitalized under regulatory standards; (xxi) the effects of acquisitions the Company may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such transactions; (xxii) changes in the level of the Company’s nonperforming assets and charge-offs; (xxiii) the Company’s involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; (xxiv) adverse developments in the financial industry generally, such as recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior; (xxv) potential exposure to fraud, negligence, computer theft, and cyber-crime; (xxvi) the Company’s ability to pay dividends; (xxvii) the ability to manage the Company's fintech relationships, including implementing enhanced controls and maintaining deposit levels and the quality of loans associated with these relationships; (xxviii) the Company’s involvement as a participating lender in the Paycheck Protection Program (“PPP”) as administered through the U.S. Small Business Administration; and (xxix) other risks and factors identified in the “Risk Factors” sections and elsewhere in documents the Company files from time to time with the SEC.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the 2022 Form 10-K/A and this Form 10-Q, including those discussed in the sections entitled “Risk Factors.” If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, the Company cautions not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

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

The Company is actively working to bring the Bank’s fintech policies, procedures, and operations into conformity with OCC directives. Although work is progressing, many aspects of the Written Agreement require considerable time for completion, implementation, validation, and sustainability problems, and weaknesses in the Bank’s BSA compliance program remain, which could subject the Bank to additional compliance costs and further regulatory enforcement actions and/or civil monetary penalties. If the Company does not comply with the Written Agreement, or the OCC imposes additional measures, the Company could be subject to additional regulatory requirements or directives, including developing and maintaining capital plans, asset sales, loan reserves or impairments, limitations on growth, further regulatory sanctions, and/or other regulatory enforcement actions.

Sale of LenderSelect Mortgage Group

On May 15, 2023, the Company sold its wholesale mortgage business operating as LenderSelect Mortgage Group (“LSMG”) to a third-party for $250 thousand in cash. The Company recorded a loss on the sale of LSMG of $553 thousand, which is reported in other noninterest income in the consolidated statements of operations for the three and nine months ended September 30, 2023.

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

Comparison of Financial Condition as of September 30, 2023 and December 31, 2022

Total assets were $3.26 billion as of September 30, 2023, an increase of $132.2 million from $3.13 billion as of December 31, 2022. Most of this increase was attributable to higher cash and due from banks balances, which increased $161.3 million to $238.6 million as of September 30, 2023 from $77.3 million as of December 31, 2022. Loans held for investment, excluding PPP loans, increased $40.9 million to $2.44 billion as of September 30, 2023 from $2.40 billion at December 31, 2022. The allowance for credit losses (“ACL”) increased $18.9 million to $49.6 million as of September 30, 2023 from $30.7 million as of December 31, 2022. Most of this increase was attributable to specific reserves for specialty finance loans, reported in commercial and industrial loans, while $7.4 million of the year-to-date increase was due to the adoption of ASC 326 on January 1, 2023.

Total deposits as of September 30, 2023 were $2.78 billion, an increase of $273.6 million from December 31, 2022. The increase in the first nine months of 2023 was primarily due to an increase of $336.3 million in time deposit balances, of which $409.5 million was attributable to brokered time deposits. Partially offsetting this increase were lower noninterest-bearing demand deposit balances of $67.1 million. Deposits related to fintech relationships increased by $30.6 million from December 31, 2022, to $720.8 million as of September 30, 2023. Fintech related deposits represented 26.0% and 27.6% of total deposits as of September 30, 2023 and December 31, 2022, respectively.

Total stockholders’ equity decreased by $66.0 million to $182.8 million as of September 30, 2023 compared to $248.8 million at December 31, 2022. Of the decrease, $46.0 million was due to a net loss for the first nine months of 2023, while $8.1 million was attributable to the after-tax adoption of ASC 326. The fair value of the Company’s portfolio of securities available for sale (“AFS”) decreased in the first nine months of 2023, primarily as a result of a modest increase in market longer-term interest rates, resulting in an after-tax decrease in stockholders’ equity of $8.7 million. The Company had no investment securities classified as held to maturity as of September 30, 2023 or December 31, 2022.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, the Company reported a net loss from continuing operations of $41.4 million, or $2.18 per diluted common share, compared to net income from continuing operations of $2.7 million, or $0.15 per diluted common share, for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, the Company reported a net loss from continuing operations of $46.0 million, or $2.43 per diluted common share, compared to net income from continuing operations of $21.3 million, or $1.13 per diluted common share, for the nine months ended September 30, 2022.

The loss from continuing operations before income taxes for the three and nine months ended September 30, 2023 included a $26.8 million non-cash, after-tax charge for goodwill impairment related to the Company's stock performance and a provision for credit losses on loans of $11.6 million and $21.1 million, respectively, most of which was attributable to specific reserves on specialty finance loans. The Company recorded a $6.0 million settlement reserve in the third quarter of 2023 for the previously disclosed Employee Stock Ownership Plan ("ESOP") litigation assumed in the 2019 acquisition of Virginia Community Bankshares, Inc. ("VCB"). Also contributing to the decline in income from continuing operations before income taxes from the year-ago periods was $9.2 million of fair value adjustments for the Company's equity investments, primarily in certain fintech companies, reported in the 2022 periods. For the three and nine months ended September 30, 2023, income from continuing operations before income taxes included $3.8 million and $7.3 million, respectively, of costs incurred primarily for professional services and staff augmentation related to regulatory remediation efforts in connection with the Written Agreement, compared to $4.6 million for the same respective periods of 2022.

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

The following table presents the average balance sheets for the three months ended September 30, 2023 and 2022. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended September 30,
	2023			2022			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$355,373	$2,493	2.81%	$394,235	$2,337	2.37%	$156	$(230)	$386
Tax-exempt securities (3)	15,383	93	2.42%	20,783	103	1.98%	(10)	(27)	17
Total securities	370,756	2,586	2.79%	415,018	2,440	2.35%	146	(257)	403
Interest-earning deposits in other banks	126,660	1,312	4.14%	82,935	352	1.70%	960	186	774
Federal funds sold	4,270	57	5.34%	31,192	171	2.19%	(114)	(148)	34
Loans held for sale	67,021	446	2.66%	29,985	213	2.84%	233	263	(30)
Paycheck Protection Program loans (4)	6,744	13	0.77%	14,060	40	1.14%	(27)	(21)	(6)
Loans held for investment (4,5,6)	2,463,344	38,092	6.19%	2,113,186	29,950	5.67%	8,142	4,963	3,179
Total average interest-earning assets	3,038,795	42,506	5.60%	2,686,376	33,166	4.94%	9,340	4,986	4,354
Less: allowance for credit losses	(41,034)			(18,251)
Total noninterest-earning assets	251,468			235,322
Total average assets	$3,249,229			$2,903,447
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,349,336	$10,038	2.98%	$1,198,555	$2,219	0.74%	$7,819	$279	$7,540
Time deposits (7)	643,449	6,077	3.78%	382,961	814	0.85%	5,263	554	4,709
Total interest-bearing deposits	1,992,785	16,115	3.23%	1,581,516	3,033	0.77%	13,082	833	12,249
FHLB borrowings	256,668	2,836	4.42%	149,711	866	2.31%	1,970	619	1,351
FRB borrowings	65,000	777	4.78%	58	—	—	777	—	—
Subordinated notes and other borrowings (8)	39,906	566	5.67%	39,961	570	5.71%	(4)	(1)	(3)
Total average interest-bearing liabilities	2,354,359	20,294	3.45%	1,771,246	4,469	1.01%	15,825	1,451	13,597
Noninterest-bearing demand deposits	624,202			835,389
Other noninterest-bearing liabilities	32,138			29,755
Stockholders' equity	238,530			267,057
Total average liabilities and stockholders’ equity	$3,249,229			$2,903,447
Net interest income and margin (9)		$22,212	2.92%		$28,697	4.27%	$(6,485)	$3,535	$(9,243)
Cost of funds (10)			2.73%			0.69%
Net interest spread (11)			2.15%			3.93%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 22.65% and 21% income tax rate for the three months ended September 30, 2023 and 2022, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $624 thousand and $758 thousand for the three months ended September 30, 2023 and 2022, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $160 thousand and $336 thousand for the three months ended September 30, 2023 and 2022, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand for both the three months ended September 30, 2023 and 2022.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
Average interest-earning assets were $3.04 billion for the three months ended September 30, 2023 compared to $2.69 billion for the same period of 2022, a $352.4 million increase. This increase was primarily attributable to growth in average balances of loans held for investment, which were greater by $350.2 million in the 2023 period compared to the 2022 period. Total interest income (on a taxable equivalent basis) increased $9.3 million for the three-month period ended September 30, 2023 from the same period of 2022. This increase was primarily due to higher average balances and yields, including fee income, on loans held for investment, and interest earning deposits in other banks. Higher yields in the 2023 period were primarily attributable the re-pricing of variable rate loans and new loan production in the higher interest rate environment. Interest income for the three months ended September 30, 2023 and 2022 included accretion of discounts on acquired loans of $624 thousand and $758 thousand, respectively.

Average interest-bearing liabilities were $2.35 billion for the three months ended September 30, 2023 compared to $1.77 billion for the same period of 2022, a $583.1 million increase. Of this increase, $260.5 million was attributable to higher average balances of time deposits, primarily brokered time deposits, while $107.0 million was attributable to higher average balances of FHLB advances. Interest expense increased by $15.8 million to $20.3 million for the three months ended September 30, 2023 compared to the same period of 2022. Cost of interest-bearing liabilities increased to 3.45% for the third quarter of 2023 from 1.01% for the third quarter of 2022, while cost of funds were 2.73% and 0.69% for the same respective periods. Higher cost of funds in the 2023 period was primarily due to higher market interest rates and a shift in the mix of average liabilities, including higher cost wholesale funding. Interest expense in the third quarters of 2023 and 2022 included the amortization of fair value adjustments (premium) on assumed time deposits of $160 thousand and $336 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended September 30, 2023 was $22.2 million compared to $28.7 million for the same period in 2022, a decrease of $6.5 million. Net interest margin was 2.92% and 4.27% for the third quarters of 2023 and 2022, respectively. Accretion and amortization of purchase accounting adjustments had a 11 and 17 basis point positive effect on net interest margin for the same respective periods.

The following table presents the average balance sheets for the nine months ended September 30, 2023 and 2022. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the nine months ended September 30,
	2023			2022			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$365,802	$7,663	2.79%	$391,144	$6,236	2.13%	$1,427	$(404)	$1,831
Tax-exempt securities (3)	18,921	331	2.33%	20,502	310	2.02%	21	(24)	45
Total securities	384,723	7,994	2.77%	411,646	6,546	2.12%	1,448	(428)	1,876
Interest-earning deposits in other banks	118,576	3,705	4.17%	85,073	535	0.84%	3,170	211	2,959
Federal funds sold	5,549	201	4.83%	42,469	283	0.89%	(82)	(246)	164
Loans held for sale	54,481	1,124	2.75%	48,724	1,183	3.24%	(59)	140	(199)
Paycheck Protection Program loans (4)	8,190	49	0.80%	20,136	497	3.29%	(448)	(295)	(153)
Loans held for investment (4,5,6)	2,481,518	112,836	6.06%	1,932,315	76,211	5.26%	36,625	21,661	14,964
Total average interest-earning assets	3,053,037	125,909	5.50%	2,540,363	85,255	4.47%	40,654	21,043	19,611
Less: allowance for credit losses	(37,992)			(14,667)
Total noninterest-earning assets	242,886			233,896
Total average assets	$3,257,931			$2,759,592
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market deposits, and savings	$1,328,450	$27,157	2.73%	$1,142,330	$3,494	0.41%	$23,663	$569	$23,094
Time deposits (7)	606,592	14,913	3.28%	426,970	2,635	0.82%	12,278	1,109	11,169
Total interest-bearing deposits	1,935,042	42,070	2.90%	1,569,300	6,129	0.52%	35,941	1,678	34,263
FHLB borrowings (8)	282,150	9,604	4.54%	61,770	845	1.82%	8,759	3,015	5,744
FRB borrowings	33,811	1,216	4.80%	6,508	114	2.34%	1,102	478	624
Subordinated notes and other borrowings (9)	39,908	1,666	5.57%	39,961	1,668	5.57%	(2)	(2)	0
Total average interest-bearing liabilities	2,290,911	54,556	3.18%	1,677,539	8,756	0.70%	45,800	5,169	40,631
Noninterest-bearing demand deposits	690,117			775,440
Other noninterest-bearing liabilities	38,373			39,482
Stockholders' equity	238,530			267,131
Total average liabilities and stockholders’ equity	$3,257,931			$2,759,592
Net interest income and margin (10)		$71,353	3.12%		$76,499	4.02%	$(5,146)	$15,874	$(21,020)
Cost of funds (11)			2.44%			0.48%
Net interest spread (12)			2.32%			3.78%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 22.65% and 21% income tax rate for the nine months ended September 30, 2023 and 2022, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $1.8 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $666 thousand and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $111 thousand for the nine months ended September 30, 2022.
(9) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $75 thousand for both the nine months ended September 30, 2023 and 2022.
(10) Net interest margin is net interest income divided by average interest-earning assets.
(11) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(12) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $3.05 billion for the nine months ended September 30, 2023 compared to $2.54 billion for the same period of 2022, a $512.7 million increase. This increase was primarily attributable to growth in average balances of loans held for investment, which increased $549.2 million in the 2023 period compared to the 2022 period, partially offset by lower average balances of taxable securities, federal funds sold, loans held for sale, and PPP loans. Total interest income (on a taxable equivalent basis) increased $40.7 million for the nine-month period ended September 30, 2023 from the same period of 2022. This increase was primarily due to higher average balances and yields, including fee income on loans held for investment and interest-earning deposits in other banks. Higher yields in the 2023 period were primarily attributable to the re-pricing of variable rate loans and new loan production in the higher interest rate environment, partially offset by lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income for the nine months ended September 30, 2023 and 2022 included accretion of discounts on acquired loans of $1.8 million thousand and $4.8 million, respectively.

Average interest-bearing liabilities were $2.29 billion for the nine months ended September 30, 2023 compared to $1.68 billion for the same period of 2022, a $613.4 million increase. Interest expense increased by $45.8 million to $54.6 million for the nine months ended September 30, 2023 compared to the same period of 2022. Cost of interest-bearing liabilities increased to 3.18% for the first nine months of 2023 from 0.70% for the same period of 2022, while cost of funds were 2.44% and 0.48% for the same respective periods. Higher cost of funds in the 2023 period was primarily due to higher market interest rates and a shift in the mix of average liabilities, including higher cost wholesale funding. Interest expense in the first nine months of 2023 and 2022 included the amortization of fair value adjustments (premium) on assumed time deposits of $666 thousand and $1.2 million, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the nine months ended September 30, 2023 was $71.4 million as compared to $76.5 for the same period in 2022. Net interest margin was 3.12% and 4.02% for the nine months ended September 30, 2023 and 2022, respectively. Accretion and amortization of purchase accounting adjustments had a 11 basis point and 32 basis point positive effect on net interest margin for the same respective periods.

Provision for Credit Losses. The Company recorded a provision for credit losses of $11.1 million in the third quarter of 2023 compared to $3.9 million in the third quarter of 2022. Provision for credit losses for the first nine months of 2023 and 2022 was $19.6 million and $13.9 million, respectively. Provision for credit losses in the 2023 periods were primarily attributable to specific reserves on the previously noted group of specialty finance loans, partially offset by a credit to provision for credit losses on unfunded commitments.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	Change $	Change %
Fair value adjustments of other equity investments	$55	$(50)	$105	(210.0%)
Residential mortgage banking income, including MSRs	3,811	3,167	644	20.3%
Gain on sale of guaranteed government loans	6	1,565	(1,559)	(99.6%)
Wealth and trust management	462	513	(51)	(9.9%)
Service charges on deposit accounts	365	354	11	3.1%
Increase in cash surrender value of bank owned life insurance	311	398	(87)	(21.9%)
Bank and purchase card, net	357	353	4	1.1%
Loss on sale of securities available for sale	(649)	—	(649)	100.0%
Other	2,697	1,668	1,029	61.7%
Total noninterest income	$7,415	$7,968	$(553)	(6.9%)

	For the nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	Change $	Change %
Fair value adjustments of other equity investments	$(277)	$9,228	$(9,505)	(103.0%)
Residential mortgage banking income, including MSRs	9,409	18,686	(9,277)	(49.6%)
Gain on sale of guaranteed government loans	4,799	4,530	269	5.9%
Wealth and trust management	1,356	1,318	38	2.9%
Service charges on deposit accounts	1,057	996	61	6.1%
Increase in cash surrender value of bank owned life insurance	885	946	(61)	(6.4%)
Bank and purchase card, net	1,257	1,374	(117)	(8.5%)
Loss on sale of securities available for sale	(649)	—	(649)	100.0%
Other	6,597	5,174	1,423	27.5%
Total noninterest income	$24,434	$42,252	$(17,818)	(42.2%)

Lower noninterest income in the third quarter of 2023 compared to the same period of 2022 was primarily attributable to a lower gain on sale of guaranteed government loans, partially offset by higher residential mortgage banking income, including mortgage servicing rights (“MSRs”) and an increase in noninterest income from other investments.

Contributing to the decline in the nine month period ended September 30, 2023 compared to the 2022 period was higher income from fair value adjustments of other equity investments in the 2022 period attributable to the Company's equity investments, primarily in certain fintech companies. The Company records certain equity investments at fair value when an observable market event occurs, such as the issuance or transfer of shares of substantially similar investments. Also contributing to the decline was lower residential mortgage banking income primarily due to a significant decline in mortgage production and sales in the 2023 period ($149.5 million) compared to the 2022 period ($352.2 million).

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	Change $	Change %
Salaries and employee benefits	$14,640	$14,174	$466	3.3%
Occupancy and equipment	1,475	1,422	53	3.7%
Data processing	1,710	1,332	378	28.4%
Legal, issuer, and regulatory filing	912	804	108	13.4%
Advertising and marketing	350	302	48	15.9%
Communications	1,181	932	249	26.7%
Audit and accounting fees	791	308	483	156.8%
FDIC insurance	1,322	460	862	187.4%
Intangible amortization	308	377	(69)	(18.3%)
Other contractual services	1,492	703	789	112.2%
Other taxes and assessments	802	711	91	12.8%
Regulatory remediation	3,782	4,025	(243)	(6.0%)
Goodwill impairment	26,826	—	26,826	100.0%
ESOP litigation	6,000	—	6,000	100.0%
Other	3,030	3,658	(628)	(17.2%)
Total noninterest expense	$64,621	$29,208	$35,413	121.2%

	For the nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	Change $	Change %
Salaries and employee benefits	$44,447	$44,143	$304	0.7%
Occupancy and equipment	4,957	4,407	550	12.5%
Data processing	4,187	3,152	1,035	32.8%
Legal, issuer, and regulatory filing	4,899	1,704	3,195	187.5%
Advertising and marketing	973	1,142	(169)	(14.8%)
Communications	3,483	2,761	722	26.1%
Audit and accounting fees	1,440	828	612	73.9%
FDIC insurance	3,297	797	2,500	313.7%
Intangible amortization	998	1,160	(162)	(14.0%)
Other contractual services	5,649	1,803	3,846	213.3%
Other taxes and assessments	2,407	1,952	455	23.3%
Regulatory remediation	7,304	4,558	2,746	60.2%
Merger-related	—	50	(50)	(100.0%)
Goodwill impairment	26,826	—	26,826	100.0%
ESOP litigation	6,000	—	6,000	100.0%
Other	10,653	8,767	1,886	21.5%
Total noninterest expense	$127,520	$77,224	$50,296	65.1%

Excluding the $26.8 million goodwill impairment charge, the $6.0 million reserve for a proposed settlement of the VCB ESOP litigation, and regulatory remediation, noninterest expense increased $2.7 million (or 11.2%) and $14.8 million (20.3%) for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. Regulatory remediation expenses include consulting, legal, and other costs incurred as part of the Company's efforts to remediate the findings in the Written Agreement. Higher other contractual services expense in the 2023 periods was primarily due to outsourced BSA/AML compliance services as the Bank continues to augment its compliance staff, while higher legal expense was primarily attributable to corporate, employee benefit plans, and other employment matters. Included in legal expense is $3.2 million incurred during 2023 in defense of the VCB ESOP litigation. Higher FDIC insurance expense relative to the prior periods was primarily due to balance sheet growth and other factors such as lower profitability and regulatory capital levels, which increase the assessment rate.

Income Tax (Benefit) Expense. Income tax benefit from continuing operations for the three months ended September 30, 2023 was $4.7 million compared to income tax expense of $801 thousand for the same period of 2022, resulting in an effective income tax rate of 10.2% and 22.6% for the same respective periods. Income tax benefit from continuing operations for the nine months ended September 30, 2023 was $5.3 million compared to income tax expense of $6.3 million for the same period of 2022, resulting in an effective income tax rate of 10.4% and 22.8% for the same respective periods. The lower effective tax rates in the 2023 periods was primarily attributable to the goodwill impairment charge of $26.8 million, which has no tax effect, thus resulting in a lower income tax benefit.

Analysis of Financial Condition

All loan portfolio and ACL information presented as of and for the three and nine months ended September 30, 2023 is in accordance with ASC 326. All loan information presented prior to this period is presented in accordance with previously applicable GAAP. As a result, the presentation of information pre-ASC 326 and post-ASC 326 adoption will not be comparable for most disclosures.

Loan Portfolio. The Company makes loans to commercial entities and to individuals. Loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan and the creditworthiness of the borrower. Credit risk tends to be geographically concentrated in that a majority of the loans are to borrowers located in the markets served by the Company; however, the loans contributing to the increase in nonperforming assets and the ACL in the first nine months of 2023 were primarily to borrowers outside of the Company's primary geographic footprint. All loans are underwritten within specific lending policy guidelines that are designed to maximize the Company’s profitability within an acceptable level of business risk.

The following table presents the Company’s loan portfolio by category of loan and the percentage of loans in each category to total loans as of the dates stated.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$532,999	21.8%	$590,049	24.4%
Paycheck Protection Program	6,414	0.3%	11,967	0.5%
Real estate – construction, commercial	162,860	6.7%	183,301	7.6%
Real estate – construction, residential	76,896	3.1%	76,599	3.2%
Real estate – mortgage, commercial	879,655	36.0%	864,989	35.8%
Real estate – mortgage, residential	721,383	29.4%	631,772	26.2%
Real estate – mortgage, farmland	6,150	0.3%	6,599	0.3%
Consumer	59,528	2.4%	47,423	2.0%
Gross loans	2,445,885	100.0%	2,412,699	100.0%
Less: deferred loan fees, net of costs	485		(1,640)
Gross loans, net of deferred loans fees and costs	2,446,370		2,411,059
Less: allowance for credit losses	(49,631)		(30,740)
Loans held for investment, net	$2,396,739		$2,380,319
Loans held for sale (not included in totals above)	$69,640		$69,534

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2023.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$532,999	$120,839	$226,630	$197,065	$28,524	$1,041	$185,530	$77,163	$89,839	$18,528
Paycheck Protection Program	6,414	—	—	—	—	—	6,414	6,414	—	—
Real estate – construction, commercial	162,860	49,536	74,755	27,642	18,268	28,845	38,569	35,595	1,568	1,406
Real estate – construction, residential	76,896	23,710	8,657	7,156	69	1,432	44,529	9,052	—	35,477
Real estate – mortgage, commercial	879,655	65,141	457,346	71,149	198,240	187,957	357,168	203,824	144,759	8,585
Real estate – mortgage, residential	721,383	14,698	414,177	11,504	76,876	325,797	292,508	45,496	37,024	209,988
Real estate – mortgage, farmland	6,150	151	2,162	57	257	1,848	3,837	2,709	399	729
Consumer loans	59,528	3,032	9,758	9,599	159	—	46,738	24,741	21,990	7
Gross loans	$2,445,885	$277,107	$1,193,485	$324,172	$322,393	$546,920	$975,293	$404,994	$295,579	$274,720

Allowance for Credit Losses. Management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of September 30, 2023 and December 31, 2022. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may require the Bank to increase the ACL or the recognition of loan charge-offs, based on judgments different than those of management.

The following table presents an analysis of the change in the ACL by loan type as of and for the periods stated.

	As of and for the three months ended		As of and for the nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
ACL, beginning of period	$38,567	$17,242	$30,740	$12,121
Impact of ASC 326 adoption	—	—	7,418	—
Charge-offs
Commercial and industrial	(1,832)	(31)	(9,955)	(4,959)
Consumer	(749)	(716)	(2,954)	(1,355)
Total charge-offs	(2,581)	(747)	(12,909)	(6,314)
Recoveries
Commercial and industrial	1,600	6	2,605	430
Consumer	445	133	674	403
Total recoveries	2,045	139	3,279	833
Net charge-offs	(536)	(608)	(9,630)	(5,481)
Provision for credit losses - loans	11,600	3,900	21,103	13,894
ACL, end of period	$49,631	$20,534	$49,631	$20,534
Ratio of net charge-offs to average loans outstanding during period:
Commercial	0.04%	0.00%	0.61%	0.49%
Consumer	1.45%	2.89%	5.45%	2.89%
Total loans	0.09%	0.12%	0.78%	0.57%

The ACL includes specific reserves for individually evaluated loans and a general allowance applicable to all loan categories; however, management has allocated the ACL by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category. The following table presents the allocation of the ACL by loan category and the percentage of loans in each category to total loans as of the dates stated.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$27,822	21.8%	$23,073	24.4%
Paycheck Protection Program	—	0.3%	—	0.5%
Real estate – construction, commercial	3,778	6.7%	1,637	7.6%
Real estate – construction, residential	1,476	3.1%	628	3.2%
Real estate – mortgage, commercial	9,412	36.0%	2,356	35.8%
Real estate – mortgage, residential	5,622	29.4%	1,760	26.2%
Real estate – mortgage, farmland	15	0.3%	4	0.3%
Consumer	1,506	2.4%	1,282	2.0%
Total	$49,631	100.0%	$30,740	100.0%

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

The following table presents summary information pertaining to nonperforming assets and certain asset quality ratios as of the dates stated.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$77,858	$76,050
Loans past due 90 days and still accruing	3,923	8,260
Total nonperforming loans	$81,781	$84,310
OREO	—	195
Total nonperforming assets	$81,781	$84,505
ACL	$49,631	$30,740
Loans held for investment, including PPP loans	$2,446,370	$2,411,059
Loans held for investment, excluding PPP loans	$2,439,956	$2,399,092
Total assets	$3,262,713	$3,130,465
ACL to total loans held for investment, including PPP loans	2.03%	1.27%
ACL to total loans held for investment, excluding PPP loans	2.03%	1.28%
ACL to nonperforming loans	60.69%	36.46%
Nonperforming loans to total loans held for investment, including PPP loans	3.34%	3.50%
Nonperforming loans to total loans held for investment, excluding PPP loans	3.35%	3.51%
Nonperforming assets to total assets	2.51%	2.70%

The increase in the ratio of ACL to total loans held for investment, excluding PPP loans, at September 30, 2023 compared to December 31, 2022 was primarily attributable to specific reserves associated with the aforementioned group of specialty finance loans, while $7.4 million was due to the adoption of ASC 326 on January 1, 2023. The ACL as of September 30, 2023 includes $21.8 million of specific reserves on $48.2 million of specialty finance loans. The remaining purchase accounting adjustments (discounts) related to loans acquired in the Bay Banks of Virginia, Inc. merger in 2021 and earlier acquisitions by the Company were $5.8 million and $7.9 million at September 30, 2023 and December 31, 2022, respectively.

Over the last several quarters, the Company tightened its credit risk management practices, including, but not limited to, 1) restructuring the composition of its management loan committee to include greater credit personnel participation, 2) reducing lending approval limits, and 3) reducing lending commitments on borrower relationships.

Modified Loans. The Company granted certain loan modifications to borrowers experiencing financial difficulties during the nine months ended September 30, 2023. The total amortized cost of these modified loans was $51.0 million, or 2.08% of gross loans held for investment, as of September 30, 2023, of which $48.1 million were on nonaccrual status as of the same date.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage rate sensitivity and provide collateral for borrowings. Securities in the investment portfolio classified as securities AFS may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s AFS investment securities was $313.9 million as of September 30, 2023, a decrease from $354.3 million at December 31, 2022, primarily due to decline in fair market value and the amortization of securities. As a result of an increase in market longer-term interest rates in the first nine months of 2023, the Company’s portfolio of AFS securities had an unrealized loss of approximately $11.2 million in the same period.

As of September 30, 2023 and December 31, 2022, the majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. At September 30, 2023 and December 31, 2022, securities with a fair value of $25.0 million and $241.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB. As of September 30, 2023, the Company pledged securities with $267.0 million of par value (amortized cost and fair value of $269.0 million and $216.0 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”), established by the Board of Governors of the Federal Reserve System. The Company also pledged securities with a fair value of $11.2 million (amortized cost of $13.4 million) as of September 30, 2023 for access to the FRB Discount Window.

The Company reviews its AFS investment securities portfolio for potential credit losses no less than quarterly. AFS investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired AFS securities prior to the recovery of the amortized cost. No ACL has been recognized for AFS securities as of September 30, 2023.

Restricted equity investments consisted of stock in the FHLB (carrying basis $9.4 million and $14.7 million at September 30, 2023 and December 31, 2022, respectively), stock in the FRB (carrying basis of $6.1 million at both September 30, 2023 and December 31, 2022, respectively), and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both September 30, 2023 and December 31, 2022). Restricted equity investments are carried at cost. The Company holds various other equity investments, including shares in other financial institutions and fintech companies, totaling $22.1 million and $23.8 million as of September 30, 2023 and December 31, 2022, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
State and municipal	$—	—%	$4,337	2.83%	$33,956	1.98%	$12,829	2.51%	$51,122
U. S. Treasury and agencies	2	—%	26,985	1.05%	38,076	2.01%	7,000	2.11%	72,063
Mortgage backed securities	—	—%	3,067	0.52%	29,378	2.26%	191,193	1.89%	223,638
Corporate bonds	—	—%	6,300	6.75%	30,108	4.35%	500	4.00%	36,908
Total	$2		$40,689		$131,518		$211,522		$383,731

Deposits. The principal sources of funds for the Company are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit), primarily from its geographic market area. The Company’s deposit base includes transaction accounts, time and savings accounts, and other accounts that customers use for cash management purposes and which provide a source of fee income and cross-marketing opportunities as well as a source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable source of funding.

Total deposits as of September 30, 2023 were $2.78 billion, an increase of $273.6 million from December 31, 2022, of which $409.5 million was due to higher time deposits, primarily brokered time deposits, which increased $364.2 million in 2023. The Company's relationships with fintech partners have resulted in approximately $720.8 million of deposits as of September 30, 2023, up from $690.2 million as of December 31, 2022. Estimated uninsured deposits totaled approximately $864.8 million as of September 30, 2023, or 31% of total deposits, compared to $1.14 billion, or 46% of total deposits, as of December 31, 2022. Excluding fintech-related deposits, estimated uninsured deposits were 28% and 31% of total deposits as of September 30, 2023 and December 31, 2022, respectively.

Approximately 20.6% of total deposits as of September 30, 2023 were composed of noninterest-bearing demand deposits compared to 25.6% as of December 31, 2022. In contrast, approximately 26.2% of total deposits as of September 30, 2023 were composed of time deposits compared to 15.6% as of December 31, 2022, which was primarily due to the addition of brokered time deposits in the first and third quarters of 2023 in response to industry events in

March 2023. Brokered time deposits represented approximately 14.8% and 1.97% of total deposits as of September 30, 2023 and December 31, 2022, respectively.

Deposits, excluding brokered deposits and fintech-related deposits, declined $121.2 million in the nine months ended September 30, 2023; however, deposits grew 0.06% (annual rate of 2.40%) in the third quarter of 2023.

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Maturing in:
3 months or less	$15,710	$10,642
Over 3 months through 6 months	30,619	14,699
Over 6 months through 12 months	25,262	15,423
Over 12 months	8,493	35,075
	$80,084	$75,839

Borrowings. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	As of and for the nine months ended September 30, 2023
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$310,800	$282,150	4.54%
FRB borrowings	65,000	65,000	33,811	4.80%

	As of and for the year ended December 31, 2022
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$311,700	$311,700	$113,478	3.08%
FRB borrowings	51	17,197	4,881	2.34%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multi-family, and commercial real estate mortgage loan portfolios, as well as select investment securities.

Subordinated notes, net, totaled $39.9 million as of both September 30, 2023 and December 31, 2022.

Liquidity. Liquidity is essential to the Company’s business. The Company’s liquidity could be impaired by unforeseen outflows of cash, including deposits, or the inability to access the capital and/or wholesale funding markets. This situation may arise due to circumstances that the Company may be unable to control, such as general market disruption, negative views about the Company or the financial services industry generally, or an operational problem that affects the Company or a third party. The Company’s ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the markets in which they operate or other events.

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

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets provides funding to meet the needs of depositors and borrowers. The Bank had unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $25.0 million and $28.0 million as of September 30, 2023 and December 31, 2022, respectively. These lines bear interest at the prevailing rates for such loan and are cancelable any time by the correspondent bank. As of September 30, 2023 and December 31, 2022, none of these lines of credit with correspondent banks were drawn upon.

In addition to deposits and federal funds lines, the Company has access to various wholesale funding markets. These markets include the brokered certificate of deposit market, listing service deposit market, and the federal funds market. The Company is a member of the IntraFi Network (formerly, Promontory Interfinancial Network), which allows banking customers to access Federal Deposit Insurance Corporation (the “FDIC”) insurance protection through the Bank on deposits that exceed FDIC insurance limits. The Company also has one-way authority with the IntraFi Network for both Certificate of Deposit Account Registry Service and Insured Cash Sweep products, which provides the Company the ability to access additional wholesale funding as needed.

The Company maintains secured lines of credit with the FHLB under which the Company can borrow up to the allowable amount for the collateral pledged. As of September 30, 2023, the Company had a credit line available of $532.7 million with the FHLB with outstanding advances totaling $150.0 million and letters of credit totaling $100.1 million, leaving the remaining credit availability of $282.6 million as of the same date. The letters of credit are for the benefit of the Treasury Board of the Commonwealth of Virginia to secure public deposits.

The BTFP provides banks with additional liquidity via a secured line of credit collateralized by eligible pledged securities. Available credit is equal to the current par value of the pledged securities. Advances under the BTFP are up to a one-year term and are priced at the one-year overnight index swap rate plus 10 basis points, which is fixed for the term on the advance date. Advances can be repaid at any time without penalty. The Company had an available line of credit through the BTFP of $267.0 million as of September 30, 2023, of which the Company had drawn one advance for $65.0 million, maturing May 10, 2024, with a fixed interest rate of 4.74%, leaving the remaining credit availability of $202.0 million as of the same date.

The Company maintains access to the FRB Discount Window, under which the Company can borrow up to the allowable amount for the securities pledged as collateral. As of September 30, 2023, availability under the FRB Discount Window was $11.1 million. The Company had no outstanding borrowings through the FRB Discount Window as of September 30, 2023 or December 31, 2022,.

The Company utilized the FRB Paycheck Protection Program Liquidity Facility to partially fund PPP loans, which collateralize the advances. As of September 30, 2023 and December 31, 2022, FRB borrowings under this facility totaled $0 and $51 thousand, respectively.

Subsequent to the financial industry events in early March 2023, the Company has undertaken efforts to increase its borrowing capacity by pledging additional eligible collateral with the FHLB, adding borrowing capacity by participating in the BTFP, and more actively sourcing brokered deposits to enhance its liquidity position. The Company has increased its secured borrowing capacity by $552.2 million from $525.1 million at December 31, 2022 to $1.08 billion at September 30, 2023. The Company also added a treasury management resource to provide additional oversight to the Company's liquidity position.

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

banks (the “Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. The Bank's primary regulators may place certain restrictions on dividends paid by the Bank. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Bank.

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

As of September 30, 2023 and December 31, 2022, the Bank met the capital requirements to be classified as well capitalized; however, the Bank's total risk based capital dropped below the capital conservation buffer as of September 30, 2023, subjecting the Bank to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. There have been no conditions or events since these dates that management believes have changed the institution's categorization.

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

The following tables present the Company's capital position as of the dates stated.

	September 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$284,407	10.44%	$286,055	10.50%	$272,434	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$250,210	9.18%	$231,567	8.50%	$217,946	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$250,210	9.18%	$190,703	7.00%	$177,081	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$250,210	7.63%	$131,175	4.00%	$163,969	5.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,097	10.93%	$289,246	10.50%	$275,473	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$234,152	8.50%	$220,379	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$192,831	7.00%	$179,058	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,545	8.90%	$120,644	4.00%	$150,805	5.00%

In addition to the foregoing capital requirements, the OCC has notified the Bank of its decision to establish IMCR for the Bank that are higher than those required for capital adequacy purposes generally. Specifically, the Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of September 30, 2023, the Bank did not meet these IMCR requirements,which could subject the Bank to additional regulatory requirements or directives, including developing and maintaining capital plans, asset sales, limitations on growth, further regulatory sanctions and/or other regulatory enforcement actions. In light of these enhanced requirements, the Company is exploring options for raising additional capital, which could be substantially dilutive to current shareholders.

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. The approved commitments to extend credit that were available but unused as of September 30, 2023 and December 31, 2022 totaled $590.1 million and $736.1 million, respectively.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2023 and December 31, 2022, commitments under outstanding financial stand-by letters of credit totaled $23.3 million and $29.8 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Upon the adoption of ASC 326 on January 1, 2023, the Company recorded an increase to its reserve for unfunded commitments of $3.7 million. For the nine months ended September 30, 2023, the Company recorded a reduction to the provision for credit losses for unfunded commitments of $1.6 million, which was primarily attributable to lower balances of loan commitments. As of September 30, 2023, the reserve for unfunded commitments was $4.0 million compared to $1.8 million as of December 31, 2022.

The Company invests in various partnerships, limited liability companies, and small business investment company funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At September 30, 2023, the Company had future commitments outstanding totaling $16.6 million related to these investments.

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

The Company employs an independent consulting firm to model its interest rate sensitivity that uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Assumptions for modeling are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how management expects interest rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts, as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates, and the developed assumptions, the model produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. The model then simulates the impact on net interest income based on specific changes in interest rates. The rate simulations are performed for a two-year period and include rapid rate changes of down 100 basis points to 400 basis points and up 100 basis points to 400 basis points. The results of these simulations are then compared to the base case.

The following table presents the estimated change in net interest income under various rate change scenarios. The scenarios assume rate changes occur instantaneous and in a parallel manner, which means the changes are the same on all points of the rate curve.

	September 30, 2023
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$(17,602)	(19.0%)	$(16,748)	(17.0%)
+300 basis points	(12,241)	(13.2%)	(11,520)	(11.7%)
+200 basis points	(7,440)	(8.1%)	(6,772)	(6.9%)
+100 basis points	(3,323)	(3.6%)	(2,844)	(2.9%)
Base case
-100 basis points	2,061	2.2%	1,320	1.3%
-200 basis points	3,681	4.0%	1,608	1.6%
-300 basis points	5,032	5.4%	986	1.0%
-400 basis points	5,667	6.1%	(489)	(0.5%)

The severity of the effect of instantaneous increases in interest rates as shown above is due to the timing of pricing change in the Company's interest-bearing liabilities compared to its interest-earning assets. As of September 30, 2023, approximately 70% of the Company's deposits through its fintech partnerships reprice with changes in federal funds rates. Therefore, an instantaneous change in this index rate results in a relative change in deposit costs. The Company contracts with its fintech partners and continually assesses the cost of these fintech-related deposits relative to sources of fees and other noninterest income earned from these partnerships.

Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of the Company’s interest rate risk position over a historical time frame for comparison purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective, except as discussed below.

Identification of Material Weakness

As previously disclosed in the Explanatory Note to the Consolidated Financial Statements included in the 2022 Form 10-K/A, the Company evaluated the effect of the facts leading to the restatement. Management concluded that a material weakness existed in the timely risk grading and placing of loans on nonaccrual status and, thus, in the determination of the adequacy of the allowance for credit losses for the specialty finance loans. It was further determined that such material weakness did not exist in the remainder of the loan portfolio.

Management, with oversight from the Audit Committee of the Company's Board of Directors, is currently remediating the foregoing material weakness and has taken the following steps in the third quarter of 2023:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which the Company is involved, please see Note 16 to the unaudited consolidated financial statements included in this Form 10-Q.

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

Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, and general economic conditions. Much of the Company’s recent deposit growth has been concentrated in its fintech relationships, which can be relatively high-cost and rate-sensitive, and which account for approximately $720.8 million, or 26.0%, of the Company’s deposits as of September 30, 2023. If market interest rates rise or the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company must rely on more expensive sources of funding. Either of these factors could reduce the Company’s net interest margin and net interest income and could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows from operations.

Further, if customer deposits are not sufficient to fund the Company’s normal operations and liquidity needs, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company experiences increasing loan demand or is unable to maintain its deposit base, including fintech deposits. Further, there can be no assurance that these arrangements will be available to the Company when needed, on favorable terms, or at all, or that they will be sufficient to meet future liquidity needs. For example, the Company’s ability to access borrowings from the FHLB will be dependent upon whether and the extent to which the Company can provide collateral to secure FHLB borrowings, and the Company’s use of brokered deposits may be limited or discouraged by our banking regulators. The Company may be required, among other things, to slow or discontinue loan growth, capital expenditures or other investments, or liquidate assets. If the Company is unable to access funding sufficient to support its business operations or is unable to access such funding on attractive terms, it may not be able to satisfy its obligations.

The Company may not be able to raise capital on acceptable terms, or at all.

In light of the IMCR requirements discussed below, the Company is exploring options for raising additional capital. Access to sufficient capital is critical in order to enable the Company to implement its business plan, support its business, expand its operations, and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact the Company’s ability to support and to grow its operations. Further, if the Company grows its operations faster than it generates capital internally, it will need to access the capital markets. The Company’s ability to raise additional capital will depend on, among other things, conditions in the capital markets, market perceptions of the banking industry generally and the Company in particular, and the Company’s financial condition and results of operations. Economic conditions and a loss of confidence in financial institutions may increase the Company’s cost of capital and limit access to some sources of capital. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on the Company’s business, financial condition, and capital ratios.

Future issuances of the Company’s securities could adversely affect the market price of the common stock and could be dilutive.

The Company’s board of directors, without the approval of shareholders, could from time to time decide to issue additional shares of common stock or shares of preferred stock, which may adversely affect the market price of the shares of common stock and could be substantially dilutive to the Company’s shareholders. Any sale of additional shares of the Company’s common stock may be at prices lower than the current market value of the Company’s shares. In addition, new investors may have rights, preferences, and privileges that are senior to, and that could adversely affect, the Company’s existing shareholders. For example, preferred stock would be senior to common stock in right of dividends and as to distributions in liquidation. The Company’s shareholders bear the risk of future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of the Company’s common stock.

Regulatory capital standards require the Company and the Bank to maintain higher levels of capital, which could adversely affect the Company’s profitability and return on equity.

The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If the Company or the Bank fails to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act.

In addition to the foregoing capital requirements, the OCC has notified the Bank of IMCR requirements for the Bank that are higher than those required for capital adequacy purposes generally. Specifically, the Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of September 30, 2023, the Bank did not meet these IMCR requirements, which could subject the Bank to additional regulatory requirements or directives, including developing and maintaining capital plans, asset sales, limitations on growth, further regulatory sanctions and/or other regulatory enforcement actions.

Satisfying these capital and IMCR requirements also may require the Bank to limit its banking operations and/or require the Company to raise additional capital to improve regulatory capital levels, which could negatively affect the business, financial condition, and results of operations of the Company.

The Company and the Bank are subject to regulatory restrictions which limit their ability to pay dividends.

The Company’s ability to make dividend payments on its common stock depends primarily on certain regulatory considerations and the receipt of dividends and other distributions from the Bank. In consideration of the IMCR requirements discussed above, the Company and the Bank plan to preserve capital and, in October 2023, the Company’s board of directors suspended payment of dividends on the Company’s common stock until further notice. As a result, the Company likely will not resume payments of dividends in the foreseeable future.

Credit Risk

The Company’s specialty finance loans may further increase its credit risk.

As of September 30, 2023, the Company’s nonperforming loans include a group of specialty finance loans totaling $48.2 million as of September 30, 2023. The Company’s ACL as of September 30, 2023 includes $21.8 million of specific reserves for this group of loans. While management believes that the ACL was adequate as of September 30, 2023 and that the credit deterioration of this group of loans is an isolated event within the Company’s loan portfolio, there can be no assurance that the Company will not experience further deterioration within this group of loans or other increases in nonperforming loans in the future. These specialty finance loans are of higher risk than other types of loans originated by the Company, due to the nature of the collateral, and as such, the Company’s ability to pursue collections could be delayed or protracted. Any of these factors could cause the Company to incur charge-offs to the ACL, lost interest income relating to these loans, and additional increases in the credit loss reserves, any of which may have a material adverse effect on earnings, liquidity, and capital.

Regulatory and Operational

The Bank’s formal Written Agreement with the OCC has required, and in the future will require, the Bank to devote significant resources to enhance its fintech policies, procedures, and operations, and the failure to comply with any provision of the agreement may cause the OCC to take further action against it.

On August 29, 2022, the Bank entered into the Written Agreement with the OCC. The Written Agreement requires the Bank to, among other things, enhance oversight of its third-party fintech partnerships, improve its control framework related to BSA compliance and anti-money laundering and adopt, implement, and adhere to revised and expanded risk-based policies, procedures, and processes. While subject to the Written Agreement, the Bank will also be required to obtain an OCC non-objection prior to onboarding or signing a contract with a new third-party fintech partner or offering new products or services or conducting new activities with or through existing third-party fintech partners.

The Company’s management and boards of directors have devoted, and expect to continue to devote considerable time, attention, and resources on developing, implementing, and monitoring corrective actions to comply with the terms of the Written Agreement that otherwise would be directed to its business and operations. Any such distraction on the part of the Company’s management could affect the Company’s ability to service existing business and pursue its strategic objectives and may adversely affect the business and earnings of the Company. The Company is also utilizing third-party consultants and other advisors to assist in complying with the Written Agreement, and noninterest expense has increased, and may continue to increase, as a result.

While the Company is actively working to bring the Bank’s fintech policies, procedures, and operations into conformity with OCC directives, many aspects of the Written Agreement require considerable time for completion, implementation, validation, and sustainability, and weaknesses in the Bank’s BSA compliance program remain, which could subject the Bank to additional compliance costs and further regulatory enforcement actions, including civil monetary penalties and the imposition of material restrictions on the activities of the Bank. Moreover, failure to implement and maintain an effective BSA compliance program could have reputational consequences for the Company, prevent the Company from executing its business strategy, and negatively impact its business and the price of the Company’s common stock. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations.

If the Company does not comply with the Written Agreement, or the OCC imposes additional measures, the Company could be subject to additional regulatory requirements or directives, including developing and maintaining capital plans, asset sales, loan reserves or impairments, limitations on growth, further regulatory sanctions and/or other regulatory enforcement actions.

The Company’s fintech line of business could subject it to increased operational, compliance, and other risks that could adversely affect the Company’s business, financial condition, and results of operations.

The Company’s business strategy over the past several years has included growing partnerships with fintech companies, which serve as a source of loan and deposit growth, fee income, and technology-related solutions for the Company. These fintech and banking-as-a-service ("BaaS") partnerships have resulted, among other things, in rapid growth in the Company’s deposit base. As of September 30, 2023 and December 31, 2022, fintech-related deposits accounted for $720.8 million and $690.2 million, respectively, of the Company's deposits. Of this, BaaS deposits of $537.2 million and $524.1 million were related to approximately 250,000 and 185,000 accounts of active end users as of September 30, 2023 and December 31, 2022, respectively. This rapid increase in deposit accounts necessitates enhanced operational and control systems and additional qualified personnel and to oversee and manage the increased operational and compliance burdens from these accounts, including those resulting from increased account opening, suspicious activity monitoring, network security controls related to ACH and payment systems, protection of customer records and data confidentiality, and consumer compliance matters, among others. If the Company is not able to control the growth of new fintech deposits or implement and maintain improved systems to monitor and control these additional burdens, the Company could be subject to additional supervisory actions, operational and compliance risks, and reputational harm, and could experience material adverse consequences on its business, financial condition, and results of operations.

In consideration of the risk profile of the fintech line of business and the Written Agreement, the Company is in the process of winding down certain of its current fintech and BaaS partnerships. Termination of these relationships could cause the Company’s noninterest income and deposits to decrease, which could have an adverse effect on the Company’s liquidity, earnings, and capital. See “The Company’s liquidity needs could adversely affect results of operations and financial condition.”

In certain cases, the Company also has made and may continue to make investments in these third-party fintech companies, which may be unseasoned, unprofitable, or have limited established operating histories or earnings and may be more vulnerable to financial failure. Any failure to successfully manage these partnerships, or the failure of these fintech companies to perform, could subject the Company to a loss of its investment or other adverse effects on the Company’s business prospects, future financial condition, and results of operations.

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

In addition, financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry. In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there was substantial market disruption and concern that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. While public confidence in the banking system has stabilized, deposit outflows caused by reputational concerns or events affecting the banking industry generally could adversely affect the Company’s liquidity, financial condition, and results of operations.

Market Conditions

Changes in economic conditions, especially in the areas in which the Company conducts operations, could materially and negatively affect its business.

The Company’s business is directly impacted by economic conditions, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond its control. Although the domestic and global economies have largely recovered from the COVID-19 pandemic, certain consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time. For example, the COVID-19 pandemic could have long-lasting impacts on certain industries due to changes in consumer behavior and business practices, including remote work and business travel. Further, the growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes, and the risk of recession. A deterioration in economic conditions, whether caused by global, national, or local concerns, especially within the Company’s market area, could result in, among other consequences, an increase in loan delinquencies, problem assets and foreclosures, a decline in demand for the Company’s products and services, a decrease in low cost or non-interest bearing deposits, and/or a deterioration in the value of collateral for loans, especially real estate loans, any of which could result in losses that materially and adversely affect the Company’s business.

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

The Company’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, inactivity or instability in the credit markets, and changes in market interest rates. For example, the Company carries its available for sale securities portfolio at estimated fair market value. As a result of rising interest rates during 2022 and 2023, the unrealized losses in the Company’s investment securities portfolio increased dramatically during 2022 and 2023 and thereby negatively impacted the Company’s accumulated other comprehensive income. These unrealized losses (net of income taxes) were approximately $53.8 million at September 30, 2023, compared to approximately $45.1 million and $3.6 million as of December 31, 2022 and 2021, respectively. Such losses could be realized into earnings should liquidity needs and/or business strategy necessitate the sales of securities in a loss position, which could adversely affect the Company’s financial condition, capital ratios, and results of operations.

The Company’s business and earnings are impacted by governmental, fiscal, and monetary policy over which it has no control.

The Company is affected by domestic monetary policy. The Federal Reserve regulates the supply of money and credit in the United States, and its policies determine in large part the Company’s cost of funds for lending, investing, and capital raising activities and the return it earns on those loans and investments, both of which affect the Company’s net interest margin. The actions of the Federal Reserve also can materially affect the value of financial instruments that the Company holds, such as loans and debt securities, and also can affect the Company’s borrowers, potentially increasing the risk that they may fail to repay their loans. The Federal Reserve increased the target federal funds rate by 425 basis points during 2022 to a range of 425 to 450 basis points as of December 31, 2022 and by another 100 basis points during 2023 to a range of 525 to 550 basis points at September 30, 2023. The Company’s business and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States. Changes in fiscal or monetary policy are beyond the Company’s control and hard to predict.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Amended and Restated Employment Agreement, dated October 24, 2023, by and among Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association, and G. William Beale.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of

Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101).

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