Form 10-K
period 2023-12-31
BLUE RIDGE BANKSHARES, INC.
filed 2024-03-15
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2023, based on the closing sale price of the registrant’s common stock on June 30, 2023, was approximately $135,352,454.

The registrant had 19,198,379 shares of common stock, no par value per share, outstanding as of March 7, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

ITEM 1: BUSINESS

General

Blue Ridge Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Charlottesville, Virginia. It provides commercial and consumer banking and financial services through its wholly-owned bank subsidiary, Blue Ridge Bank, National Association (the “Bank”), and its wealth and trust management subsidiary, BRB Financial Group, Inc. (the “Financial Group”). The Company was incorporated under the laws of the Commonwealth of Virginia in July 1988.

The Bank is a federally chartered national bank with its Main Office in Martinsville, Virginia that traces its roots to Page Valley Bank of Virginia, which opened for business in 1893. At December 31, 2023, the Bank operated twenty-seven full-service banking offices across its footprint, which stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and into central North Carolina.

The Bank serves businesses, professionals, consumers, nonprofits, and municipalities with a wide variety of financial services, including retail and commercial banking, mortgage banking, government guaranteed lending, and employee benefit plan services. Banking products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, credit cards, online banking, telephone banking, and mobile banking. Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the full extent of the limits of the DIF.

As of December 31, 2023, the Company had total assets of approximately $3.12 billion, total gross loans of approximately $2.48 billion, total deposits of approximately $2.57 billion, and stockholders’ equity of approximately $186.0 million.

On December 21, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Kenneth R. Lehman, Castle Creek Capital Partners VIII, L.P., other institutional investors, and certain directors and executive officers of the Company (collectively, the “Purchasers”) pursuant to which the Company has agreed to issue and sell to the Purchasers (i) 60 million shares of the Company’s common stock at a purchase price of $2.50 per share and (ii) warrants to purchase approximately 29.4 million shares of the Company’s common stock at an exercise price of $2.50 per share in a private placement (the “Private Placement”), for gross proceeds of $150 million. The Company will issue the warrants to each Purchaser other than the Company’s directors and executive officers who are participating in the Private Placement. The Private Placement is subject to closing conditions and is expected to close late in the first quarter or early in the second quarter of 2024. The Company plans to use the net proceeds from the Private Placement for general corporate purposes and to reposition business lines, support organic growth, and enhance capital levels of the Bank. A complete copy of the Securities Purchase Agreement is included as Exhibit 10.15 to this Form 10-K.

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

On December 15, 2019, the Company acquired Virginia Community Bankshares, Inc. (“VCB”), the bank holding company of Virginia Community Bank based in Louisa, Virginia. Immediately following the merger of VCB into the Company, Virginia Community Bank, merged with and into the Bank. Pursuant to the acquisition, the Company acquired total assets of approximately $242.5 million and assumed total liabilities of approximately $219.2 million.

The Company, through the Financial Group, offers management services for personal and corporate trusts, including estate planning, estate settlement and trust administration, insurance products, and investment and wealth management. Employment benefit services are offered under the trade name BluePoint Benefits. The Company, through its minority investment in Hammond Insurance Agency, Incorporated (“Hammond Insurance”), offers property and casualty insurance to individuals and businesses. The Bank’s mortgage banking activities include a retail mortgage business operating as Monarch

Mortgage. The Company conducted a wholesale mortgage business operating as LenderSelect Mortgage Group (“LenderSelect”) until it was sold on May 15, 2023.

The Company has partnerships with financial technology (fintech) providers, through which it offers indirect depository services (referred to as "banking-as-a-service" or "BaaS") and indirect lending services to both consumers and businesses. Fintech companies provide technologies to enable the delivery of digital bank services, and generate interest income, fee income, and deposits, and increase the Bank’s customer reach beyond its traditional branch footprint. At the end of 2023, the Bank had active partnerships including Unit Finance (“Unit”), Flexible Finance, Increase, Upgrade, Kashable, Marlette, Jaris, and Grow Credit. Pursuant to the Unit partnership, the Bank has subpartner relationships that target certain niches of end users, where Unit provides the technology platform to access banking activities. Subsequent to the end of 2023, the Bank exited its partnership with Increase. Meeting the regulatory requirements with respect to BaaS is complex and costly; therefore, the Company anticipates it will substantially exit its BaaS activities during 2024.

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

The Bank’s primary source of revenue is interest income from its lending activities. The Bank’s other sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, mortgage banking income, gains on sales of government-guaranteed loans, transactions and fee income from its lending and deposit activities, including fintech activities, and income associated with wealth and trust management services. The Bank’s major expenses are interest on deposits and general and administrative expenses, such as employee salaries and benefits, federal deposit insurance premiums, data processing expenses, technology costs, and office occupancy expenses.

On January 24, 2024, the Bank consented to the issuance of a consent order (the “Consent Order”) with the OCC. The Consent Order replaced the written agreement entered into by the Bank and the OCC on August 29, 2022 (the “Written Agreement”) and generally incorporates the provisions of the Written Agreement, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as Individual Minimum Capital Ratios (“IMCRs”). As of December 31, 2023, the Bank did not meet these IMCR requirements. A complete copy of the Consent Order is attached as Exhibit 10.14 to this Form 10-K.

The Company is actively working to bring the Bank’s policies, procedures, and operations into conformity with OCC directives. In connection therewith, the Company has plans to substantially exit its BaaS fintech operations in 2024. Additionally, the Bank has added talented leadership to address the requirements of the OCC and to solidify the risk management practices of the Company.

In the first quarter of 2022, the Bank sold its majority interest in MoneyWise Payroll Solutions, Inc. ("MoneyWise") to the holder of the minority interest. Income statement amounts related to MoneyWise are reported as discontinued operations for all relevant periods.

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

The Company qualifies as an “emerging growth company”, as defined in federal securities laws. For as long as it continues to be an emerging growth company, the Company may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to a company that is not an issuer (as defined under Section 2(a) of the Sarbanes-Oxley Act), if such standards apply to companies that are not issuers. This may make the Company’s financial statements not comparable with other public companies that are not emerging growth companies or that are emerging growth companies that have opted out of the extended transition period because of the potential differences in accounting standards used. The Company may be an emerging growth company for up to five years, although that status is lost sooner if gross revenues exceed $1.235 billion, if it issues more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case the Company would no longer be an emerging growth company as of the following December 31. The Company anticipates losing its emerging growth status on December 31, 2024.

Market Area

The Bank currently has branches in Callao, Charlottesville, Chester, Colonial Heights, Culpeper, Fredericksburg, Gordonsville, Harrisonburg, Hartfield, Henrico, Kilmarnock, Louisa, Luray, Martinsville, Midlothian, Mineral, Montross, Orange, Petersburg, Richmond, Shenandoah, Suffolk, Virginia Beach, Warsaw, and White Stone, Virginia, and in Greensboro, North Carolina. Interstates 40, 64, 66, 73, 74, 81, 85, and 95 and ancillary major highways pass through the Bank’s trade area and provide efficient access to other regions of Virginia, North Carolina, and beyond. The Company’s primary market area stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and into central North Carolina. The Company’s retail mortgage operations are primarily in the Mid-Atlantic and Southern regions of the United States. The Company’s guaranteed government lending and markets accessed through fintech partnerships span across the United States.

Products and Services

Mortgage Loans on Real Estate. The Company’s mortgage loans on real estate comprise the largest segment of its loan portfolio. Mortgage loans on real estate include on family residential properties, 1-4 family investment properties, home equity loans, commercial properties, and owner-occupied commercial properties. The Company also makes loans on properties under construction to qualified individuals and builders. These loans are generally for the construction period only and funds are disbursed as construction progresses and verified by the Company. Loans are for varying terms and may be at fixed or adjustable interest rates.

Residential Mortgage Loans. Residential mortgages are underwritten and documented within regulatory guidelines. The Company offers residential loan origination with such loans either sold in the secondary market or held by the Bank. Home mortgages are generally underwritten in accordance with the guidelines of agencies including the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), and Government National Mortgage Association (“Ginnie Mae”). These loans are then sold into the secondary market on a loan-by-loan basis to aggregators or directly to Freddie Mac, Fannie Mae, and Ginnie Mae. The Bank earns origination, commitment, service release premium, pricing gain or loss, and servicing fees on each loan depending on how the loan is sold.

Commercial Real Estate Loans. Loans in this category include loans on real estate used for commercial purposes. Loans in this segment are underwritten in accordance with loan policy, which has guidelines to mitigate declines in real estate values, changes in the underlying cash flows from the properties, and general economic conditions.

Commercial and Industrial Loans. Commercial lending activities of the Company include business loans, asset-based loans, and other secured and unsecured loans and lines of credit. Commercial and industrial loans may entail greater risk than residential mortgage loans, and are underwritten in accordance with loan policy, which sets risk management standards. Among the criteria for determining the borrower’s ability to repay is a cash flow analysis of the business and business collateral.

Guaranteed Government Loans. Loans in this category provide customers access to capital that avoid many of the challenges of conventional commercial lending. Loans are generally underwritten pursuant to U.S. Small Business Administration (“SBA”) or U.S. Department of Agriculture guidelines and afford the Company guarantees under these programs. The guaranteed portion of government guaranteed loans may be sold, in whole or in part, to secondary market buyers.

Consumer Loans. The Company’s consumer lending services include automobile lending, home equity lines of credit, credit cards, and other unsecured personal loans. These consumer loans historically entail greater risk than loans secured by real estate and also comprise a small segment of the Company's portfolio.

Consumer Deposit Services. Consumer deposit products offered by the Company include checking accounts, savings accounts, money market accounts, certificates of deposit, online banking, mobile banking, and electronic statements.

Commercial Banking Services. The Company offers a variety of services to commercial customers, including analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, online banking, telephone banking, remote deposit, fraud detection services, and a full line of commercial lending options. The Company also offers property and casualty insurance and employee benefit plans and administration.

Wealth and Trust Services. The Company, through the Financial Group, offers management services for personal and corporate trusts, including estate planning, estate settlement and trust administration, insurance products, and investment and wealth management.

Banking-as-a-Service. The Company, through the Bank, provides banking-as-a-service to its fintech partners and to their end users. BaaS is a model that provides products and banking services to nonbank fintech partners, which are, in turn, offered to a broad base of consumers and small businesses through internet-enabled connections. The Company refers to BaaS as an offering to fintech partners that generates deposits and provides payment services. The Company expects to substantially reduce its involvement in BaaS in 2024.

Fintech Lending Programs. The Company also partners with certain of the fintech providers that accommodate lending programs to both consumer and small businesses. These loans are originated by the Bank to borrowers sourced by fintech partners, and the loans are sold generally up to 30 days from origination by the Bank.

Competition

The financial services industry is highly competitive. The Company competes for loans, deposits, and financial services directly with other bank and nonbank institutions, including credit unions, located within its markets, internet-based banks, out-of-market banks, fintech companies, and bank holding companies that advertise in or otherwise serve its markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, and differentiators include the scope and type of services offered, interest rates paid on deposits and charged on loans, and the customer service experience. Many of the Company’s competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, greater technology, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. The Company believes that its competitive pricing, personalized service, and community involvement enable it to effectively compete in the communities in which it operates.

Environmental, Social and Governance

The Company is committed to promoting sound Environmental, Social and Governance (“ESG”) practices through board of directors and management oversight. Management believes ESG initiatives are important to its customers, its employees, its shareholders, and the communities it serves. The Bank has installed electric vehicle charging stations at two of its branch locations. The Bank decided against renewing its membership in the Net-Zero Banking Alliance (the "Alliance") in early 2024 as part of a wider strategic review. The Company's high-level goal, to align operations and lending and investment portfolios to achieve net-zero emissions by 2040, remains in place; however, the Company has indefinitely paused dedicating resources to setting sectoral targets in line with the Alliance's guidelines.

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

The Company operates under a governance structure, starting with the chairman of the board of directors who is independent from management. Employees operate under policies approved by the Company’s or the Bank’s board of directors and, depending on job duties, complete between 13 and 21 courses per year, covering topics such as preventing harassment, confidentiality of data, and unfair banking practices.

Human Capital Resources

The Company is dependent upon a dedicated team of employees. Management, under the direction of the Compensation Committee of the board, designs compensation, incentive, and benefit programs to ensure that the Company is competitive in attracting and retaining top talent in the market. Management believes that the Company's compensation programs offer competitive pay and benefits, including paid time off for vacation and sick leave, a 401(k) plan, health, dental, and vision plans, life and disability coverage, wellness plans, training, including tuition reimbursement, and pre-tax flexible spending accounts. Management believes that fostering an environment that values diversity, equity, and inclusion creates an organization that is able to embrace, leverage, and respect differences amongst the Company's employees and customers.

Management also believes in giving back to the communities in which the Company serves. In 2023, the Company committed approximately $310 thousand of financial donations to community and not-for-profit organizations, including first responders, colleges and universities, youth athletics, and the arts. In addition, the Company's employees donate countless hours volunteering in business associations and helping the underserved.

The Company had 507 full-time and 27 part-time employees as of December 31, 2023.

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

The Bank is subject to the Consent Order, which requires the Bank and/or the board of directors of the Bank to, among other things, address and remediate Bank Secrecy Act/Anti-Money Laundering deficiencies, violations and corrective actions, enhance oversight of its third-party partnerships, submit to the OCC acceptable strategic and capital plans and adopt, implement, and adhere to various revised and expanded risk-based policies, procedures, and processes. While subject to the Consent Order, the Bank will also be required to obtain an OCC non-objection prior to onboarding or signing a contract with a new third-party fintech relationship or offering new products or services or conducting new activities with or through existing third-party fintech relationships. A complete copy of the Consent Order is included as Exhibit 10.14 to this Form 10-K. The Company is actively working to bring the Bank’s policies, procedures, and operations into conformity with OCC directives and believes its exit of BaaS fintech operations will partly satisfy the requirements of the Consent Order.

As a result of the Consent Order, the Bank is deemed to be in “troubled condition” and is subject to the following restrictions on its operations: (1) the Bank must notify the OCC prior to adding or replacing a member of its board of directors, or employing or promoting any existing employee as a senior executive officer, and (2) the Bank may not, without prior approval of the OCC and the FDIC, enter into any agreements to make severance or indemnification payments or make any such payments to “institution-affiliated parties” as defined in 12 C.F.R. Part 359.

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

On October 18, 2022, the FDIC adopted a final rule to increase base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. The increase is being instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the “reserve ratio” of the DIF to total industry deposits. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2 percent. In the years ended December 31, 2023 and 2022, the Company recorded expense of $5.1 million and $1.3 million, respectively, for FDIC insurance premiums. Higher FDIC insurance expense relative to the prior period was primarily due to balance sheet growth and other factors such as lower profitability and regulatory capital levels, which increased the assessment rate.

Capital Requirements

The Federal Reserve, the OCC, and the FDIC have issued substantially similar capital requirements applicable to all banks and bank holding companies. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The Bank is subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Under the Basel III Capital Rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. The Basel III Capital Rules, effective January 1, 2015, require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.50%, plus a 2.50% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.00%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the 2.50% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.50%), (iii) a ratio of total capital to risk-weighted assets of at least 8.00%, plus the 2.50% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.50%), and (iv) a leverage ratio of 4.00%, calculated as the ratio of Tier 1 capital to average assets ("Tier 1 Leverage ratio"). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation, based on the amount of the shortfall.

With respect to banks, the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act ("FDI Act") incorporate a common equity Tier 1 capital ratio and increase certain other capital ratios. To be well capitalized under these regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.50%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.00%; (iii) a total capital to risk-weighted assets ratio of at least 10.00%; and (iv) a Tier 1 Leverage ratio of at least 5.00%.

As of December 31, 2023, the Bank's common equity Tier 1 capital ratio was 9.09%; its Tier 1 capital to risk-weighted asset ratio was 9.09%; its total capital to risk-weighted asset ratio was 10.25%; and the Bank's Tier 1 Leverage ratio was 7.49%. The Bank exceeded the thresholds to be considered well capitalized as of December 31, 2023; however, the Bank's total risk based capital was below the capital conservation buffer as of December 31, 2023, subjecting the Bank to limitations on certain activities as previously noted.

In addition to the foregoing capital requirements, the Bank is subject to individual minimum capital ratios ("IMCRs") that are higher than those required for capital adequacy purposes pursuant to OCC directives. The Bank is required to attain and maintain a leverage ratio of 10.00% and a total capital to risk-weighted assets ratio of 13.00%, and as of December 31, 2023, the Bank did not meet these IMCRs. Until such levels are met and the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

In September 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Bank has not opted into the CBLR framework.

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

In addition, the Consent Order places restrictions on the Bank’s ability to declare or pay dividends in certain situations and requires the written non-objection of the OCC prior to any dividend or capital distribution. As a result of the Consent Order and the Company’s and the Bank’s plans to preserve capital, the Company likely will not resume payments of dividends in the foreseeable future.

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

In addition, Section 18(c) of the FDI Act, commonly known as the “Bank Merger Act,” requires the prior written approval of the OCC before any national bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a national bank. In determining whether to approve a proposed merger transaction, the OCC must consider the effect on competition, the financial and managerial resources and future prospects of the existing and resulting institutions, the convenience and needs of the communities to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities.

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

Transactions with Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money, or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

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

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. For example, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, either by considering underwriting factors prescribed by Regulation Z or by originating loans that meet the definition of a “qualified mortgage.” If the Company fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions or in being prohibited from engaging in such transactions even if approval is not required.

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

Community Reinvestment Act

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the record of each subsidiary bank of the applicant bank holding company is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank was rated “satisfactory” in its most recent CRA evaluation.

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA evaluation.

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

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

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

In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. For banks with over $850 million and less than $50 billion in total assets, such as the Bank, compliance would be required approximately two and one-half years after adoption of the final rule.

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

The Federal Reserve will review, as part of the regular risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large complex banking organizations.” These reviews are tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2023, the Company had not been made aware of any instances of non-compliance with the guidance.

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

Effective April 1, 2022, the OCC, Federal Reserve, and FDIC issued a joint rule imposing upon banking organizations and their service providers notification requirements for significant cybersecurity incidents. Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” as those terms are defined in the rule. Banks’ service providers are required under that rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

Additionally, effective December 9, 2022, amendments to the GLB Act’s Safeguards Rule went into effect. That rule requires financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either “continuous monitoring” or “periodic penetration testing;” (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and periodic reports from the qualified individual to the board of directors. Additionally, multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data.

The Company’s systems and those of its customers and third-party service providers are under constant threat. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking, and other technology-based products and services by the Company and its customers. See Item 1C, Cybersecurity, in this Form 10-K for a disclosure of the Company's cybersecurity risk management practices and governance.

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“Appropriations Act”) was signed into law on December 27, 2020. Among other things, the CARES Act created the Paycheck Protection Program ("PPP"), administered by the SBA, which was extended by the Appropriations Act. Under the PPP, a total of $953 billion of relief was made available through May 31, 2021, and the money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans were provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

Regulatory and Operational

The Consent Order issued by the OCC requires the Bank to devote significant resources to enhance its policies, procedures, and practices, and places additional restrictions on the Bank’s operations, and the failure to comply with any provision of the Consent Order may cause the OCC to take further action against it.

On January 24, 2024, the Bank consented to the issuance of the Consent Order by the OCC. The Consent Order replaces the Written Agreement entered into by the Bank with the OCC on August 29, 2022. The Consent Order generally incorporates the prior provisions of the Written Agreement, as well as adding new provisions. The Consent Order requires the Bank and/or the board of directors of the Bank to, among other things, address and remediate Bank Secrecy Act/Anti-Money Laundering deficiencies, violations and corrective actions, enhance oversight of its third-party partnerships, submit to the OCC acceptable strategic and capital plans, and adopt, implement, and adhere to various revised and expanded risk-based policies, procedures, and processes. While subject to the Consent Order, the Bank will also be required to obtain an OCC non-objection prior to onboarding or signing a contract with a new third-party fintech relationship or offering new products or services or conducting new activities with or through existing third-party fintech relationships.

The Consent Order also requires the Bank to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As a result, the Bank may not be deemed to be “well capitalized” for purposes of the bank regulatory framework for prompt corrective action while subject to the Consent Order. If the Bank fails to achieve and maintain such capital ratios, the OCC may deem the Bank to be “undercapitalized” under such regulatory provisions.

The Company's management and board of directors have devoted and expect to continue to devote considerable time, attention, and resources on developing, implementing, and monitoring corrective actions to comply with the terms of the Consent Order. The Company is also utilizing third-party consultants and other advisors to assist in complying with the Consent Order and noninterest expense has increased, and may continue to increase, as a result. In addition, the Company's noninterest income and deposits may decrease to the extent that the Company changes or terminates certain fintech relationships or products or is unable to successfully create new fintech relationships or products while subject to the Consent Order.

There is no guarantee that the Company will ultimately address the OCC’s concerns and comply with all of the terms of the Consent Order. Issuance of the Consent Order does not preclude further government action with respect to the Bank’s BSA/AML compliance, including the assessment of civil money penalties or other enforcement actions, if the OCC determines that the Bank has continued, or has failed to correct, the practices and/or violations described in the Consent Order or that the Bank otherwise is violating or has violated the Consent Order.

The Company’s fintech operations could further subject it to increased operational, compliance, and other risks that could adversely affect the Company’s business, financial condition, and results of operations.

The Company’s business strategy over the past several years had included growing partnerships with fintech companies, which serve as a source of loan and deposit growth, interest and noninterest income, and technology-related solutions for the Company. The fintech BaaS partnerships have resulted, among other things, in rapid growth in the Company’s deposit base. As of December 31, 2023 and 2022, fintech-related deposits accounted for $465.9 million and $690.2 million, respectively, of the Company's deposits. Of this, BaaS deposits of $371.0 million and $462.9 million were related to approximately 240,000 and 185,000 accounts of active end users as of December 31, 2023 and 2022, respectively. This rapid increase in deposit accounts necessitates enhanced operational and control systems and additional qualified personnel to oversee and manage the increased operational and compliance burdens from these accounts, including those resulting from increased account opening, suspicious activity monitoring, network security controls related to ACH and payment systems, protection of customer records and data confidentiality, and consumer compliance matters, among others. In consideration of the risk profile of fintech operations and the Consent Order, the Company plans to substantially exit its fintech BaaS relationships. If the Company is not able to timely wind down the Company's BaaS fintech activities, effectively monitor indirect lending activities, or implement and maintain improved systems to monitor and control these additional burdens, the Company could be subject to additional supervisory actions, operational and compliance risks, and reputational harm, and could experience material adverse consequences on its business, financial condition, and results of operations.

In addition, the Consent Order places restrictions on the Bank’s ability to offer new products or services or conduct new activities with or through existing third-party fintech relationships and onboard or sign contracts with new third-party fintech relationships. Termination of any of these relationships, whether by the Bank or the fintech partner, could cause the Company’s interest and noninterest income and deposits to decrease, which could have an adverse effect on the Company’s liquidity, earnings, and capital. See “The Company’s liquidity needs could adversely affect results of operations and financial condition.”

The Company also has made and, through noncancellable commitments, may be required to continue to make investments in funds that may invest in fintech or other start-up companies, which may be unseasoned, unprofitable, or have limited established operating histories or earnings and may be more vulnerable to financial failure. The failure of these companies to perform could subject the Company to a loss of its investment or other adverse effects on the Company’s financial condition and results of operations.

The Company operates in a highly-regulated industry and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation, and financial accounting or reporting, including changes in them or the Company’s failure to comply with them, and regulatory actions implementing such law and regulations, may adversely affect the Company.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. These laws and regulations, and regulatory actions implementing such law and regulations, including the Consent Order, among other matters, prescribe minimum capital requirements, impose limitations on the Company’s business activities, limit the dividends or distributions that it can pay, restrict the ability of institutions to guarantee its debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than GAAP. Compliance with laws and regulations, and regulatory actions implementing such law and regulations, can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

The Company faces increasing regulation and supervision of its industry. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations, or regulatory policies, or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Company in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, the Company’s costs and limit its ability to pursue business opportunities. Further, the Company’s failure to comply with these laws and regulations, has in the past and could subject it to restrictions on its business activities, fines, and other penalties, any of which could adversely affect the Company’s results of operations, capital base, and the price of its securities. Further, any new laws, rules and regulations, and regulatory actions implementing such laws and regulations, could make compliance more difficult or expensive or otherwise adversely affect the Company’s business and financial condition.

Regulations issued by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive, or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has recently pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters, specifically including fair lending, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. For example, in 2023, the CFPB brought enforcement actions against a number of financial institutions for overdraft practices that the CFPB alleged to be unlawful and ordered each of these institutions to pay a substantial civil money penalty in addition to customer restitution. Despite our ongoing compliance efforts, we may become subject to regulatory enforcement actions with respect to our programs and practices. The costs and limitations related to this additional regulatory scrutiny with respect to consumer product offerings and services may adversely affect the Company’s profitability.

The Company is subject to laws regarding the privacy, information security, and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect its business.

The Company’s business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”), in various information systems that the Company maintains and in those maintained by third- party service providers. The Company also maintains important internal company data such as PII about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties). For example, the Company’s business is subject to the GLB Act, which, among other things: (i) imposes certain limitations on the Company’s ability to share nonpublic PII about its customers with nonaffiliated third parties; (ii) requires that the Company provide certain disclosures to customers about its information collection, sharing, and security practices and afford customers the right to “opt out” of any information sharing by it with nonaffiliated third parties (with certain exceptions); and (iii) requires that the Company develop, implement, and maintain a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in the event of a security breach. Ensuring that the Company’s collection, use, transfer, and storage of PII complies with all applicable laws and regulations can increase the Company’s costs. Furthermore, the Company may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused, the Company could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of the Company’s measures to safeguard PII, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers and thereby reduce its revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage the Company’s reputation and otherwise adversely affect its operations, financial condition, and results of operations.

The Company reached a determination to restate certain of its previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and the Company's reputation.

As described in the Explanatory Note and Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, the Company reached a determination to restate its consolidated financial statements and related disclosures as of and for the year ended December 31, 2022 in such Annual Report on Form 10-K and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023. The restatements were attributable to the timing of the risk rating and reporting of specialty finance loans and the determination of the adequacy of the ACL.

As a result, the Company incurred unanticipated costs for accounting and legal fees in connection with the restatement and has become subject to a number of additional risks and uncertainties. In addition, in the fourth quarter of 2023, the Company and certain of its current and former officers were named defendants in a class action complaint for violations of federal securities laws, and several other law firms have announced similar investigations with respect to alleged wrongdoings by the Company. The restatement and related actions could cause the Company’s costs to increase, affect investor confidence in the accuracy of the Company’s financial disclosures, and may raise reputational issues impacting the Company’s business.

Changes in accounting standards could impact reported earnings.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board, the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. For example, effective January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses (referred herein as “current expected credit losses” or “CECL”). CECL is generally viewed throughout the industry as the most significant change in accounting standards to affect financial institutions in decades as it fundamentally changes the accounting for and estimation of the allowance for credit losses (“ACL”). The prior incurred loss approach was replaced by a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As a result, the Company has incurred additional expenses to support both the adoption and the subsequent accounting and financial reporting requirements of CECL. For more information regarding recent accounting pronouncements and their effects on the Company, including CECL, see “Recent Accounting Pronouncements” in Note 2 of the Company’s audited financial statements as of and for the year ended December 31, 2023.

Failure to maintain effective systems of internal and disclosure controls could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. Effective internal controls also are a deterrent to fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company is required to include in its Annual Reports on Form 10-K management’s assessment of the effectiveness of internal controls over financial reporting. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of its ongoing monitoring of internal controls, the Company may discover material weaknesses or significant deficiencies in its internal controls that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As part of the filing of the 2022 Form 10-K/A, the Company evaluated the effect of the facts leading to the restatement of the financial statements for the year ended December 31, 2022, on its conclusion of the adequacy of internal controls over financial reporting and disclosure controls and procedures. The Company concluded that a material weakness existed in the timely risk grading and placing of loans on nonaccrual status, and, thus, in the determination of the adequacy of the ACL for the specialty finance portfolio of loans, and that such material weakness did not exist in the remainder of its loan portfolio (the “2022 Material Weakness”). Although the 2022 Material Weakness was remediated in 2023 (see Item 9A, Controls and Procedures, in this Form 10-K), there can be no absolute assurances that future material weaknesses will not arise.

Compliance with the requirements of Section 404, including the costs of remediation efforts relating to weaknesses, is expensive and time-consuming. The Company's inability to maintain operating effectiveness of the internal controls over financial reporting could result in a material misstatement to financial statements or other disclosures, which could have an adverse effect on its business, financial condition, and results of operations. In addition, any failure to remediate and maintain effective controls or to timely effect any necessary improvement of internal and disclosure controls could, among other things, result in losses from fraud or error, reputational damage, subject the Company to regulatory scrutiny, or cause investors to lose confidence in reported financial information, all of which could have a material adverse effect on the Company's financial condition and results of operations.

The Company’s success depends on its management team, and the unexpected loss of any of these personnel could adversely affect operations.

The Company’s success is, and is expected to remain, highly dependent on its management team. The Company’s operations will continue to place significant demands on management, and the loss of any such person’s services may have an adverse effect upon the Company's operations and profitability. If the Company fails to retain or continue to recruit qualified employees, its operations and profitability could be adversely affected.

The success of the Company’s strategy depends on its ability to identify and retain individuals with experience and relationships in its markets.

In order to be successful, the Company must identify and retain experienced key management members and sales staff with local expertise and relationships. Competition for qualified personnel is intense and there is a limited number of qualified persons with knowledge of and experience in banking and in the Company’s chosen geographic markets. Even if the Company identifies individuals that it believes could assist it in building its franchise, it may be unable to recruit these individuals away from their current employers. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out the Company’s strategy is often lengthy. The Company’s inability to identify, recruit, and retain talented personnel could limit its ability to pursue its strategic goals and materially adversely affect its business, financial condition, and results of operations.

The Company relies on other companies to provide key components of its business infrastructure.

Third party vendors provide key components of the Company’s business operations such as data processing, recording, and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

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

The Company is subject to a variety of operational risks, including reputational risk, legal and compliance risk, and the risk of fraud or theft by employees, directors, or outsiders.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees, directors or outsiders, unauthorized transactions by employees, operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or communications systems.

Reputational risk, or the risk to the Company’s earnings and capital from negative public opinion, could result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and keep customers and employees and can expose it to litigation and further regulatory action.

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

In addition, multiple U.S. companies have experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial or privileged data. These incursions affect cards issued and deposit accounts maintained by many banks, including the Company. These events can cause the Company to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Company and its customers. In some cases, the Company may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

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

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in the Company’s loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact the Company’s financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which the Company operates. Overall, climate change, its effects and the resulting unknown impact, could have a material adverse effect on the Company’s financial condition and results of operations.

Interest Rate Risk

The Company’s business is subject to interest rate risk, and variations in interest rates and inadequate management of interest rate risk may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits. It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and there is substantial competition for new loan originations from qualified borrowers. The Company’s management cannot ensure that it can minimize interest rate risk. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, and the Company’s overall profitability. The Federal Reserve increased the target federal funds rate by 425 basis points during 2022 to a range of 425 to 450 basis points as of December 31, 2022 and by another 100 basis points during 2023 to a range of 525 to 550 basis points at December 31, 2023.

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

The Company is directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with the Company’s operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing the Company to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Any changes in these market conditions, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value and thus the determination of credit losses associated with the securities in the investment securities portfolio, which could adversely affect the Company’s financial condition, capital ratios, and results of operations.

The Company’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, inactivity or instability in the credit markets, and changes in market interest rates. For example, the Company carries its available for sale securities portfolio at estimated fair market value. As a result of rising interest rates during 2022 and 2023, the unrealized losses in the Company’s investment securities portfolio increased dramatically and thereby negatively impacted the Company’s accumulated other comprehensive income. These unrealized losses (net of income taxes) were approximately $45.1 million at both December 31, 2023 and December 31, 2022 compared to $3.6 million as of December 31, 2021. Such losses could be realized into earnings should liquidity needs and/or business strategy necessitate the sales of securities in a loss position, which could adversely affect the Company’s financial condition, capital ratios, and results of operations.

The Company’s mortgage banking revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact the Company’s profits.

Residential mortgage banking income, including mortgage service rights, represented approximately 35.0% of total noninterest income for the year ended December 31, 2023. The success of the Company’s mortgage division is dependent upon its ability to originate loans and sell them to investors. Mortgage loan production levels are highly sensitive to changes in the level of interest rates and changes in economic conditions. Revenues from mortgage banking generally are favorably impacted by decreasing interest rates and a low interest rate environment that creates the potential for mortgage loan refinancing activity. Conversely, revenues are adversely affected by rising interest rates, home affordability and inventory, increases in competitive pressures, and changing incentives for homeownership. During 2022 and 2023, revenues from mortgage banking have decreased significantly, primarily due to lower mortgage volumes as demand declined as market interest rates increased significantly during that time. Loan production levels may continue to suffer if there is a sustained slowdown in the housing markets in which the Company conducts business or tightening credit conditions. Any sustained period of decreased activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage banking activities. As a result, these conditions would also adversely affect the Company’s results of operations.

The Company’s business and earnings are impacted by governmental, fiscal, and monetary policy over which it has no control.

The Company is affected by domestic monetary policy. The Federal Reserve regulates the supply of money and credit in the United States, and its policies determine in large part the Company’s cost of funds for lending, investing, and capital raising activities and the return it earns on those loans and investments, both of which affect the Company’s net interest margin. The actions of the Federal Reserve also can materially affect the value of financial instruments that the Company holds, such as loans and debt securities, and also can affect the Company’s borrowers, potentially increasing the risk that they may fail to repay their loans. The Federal Reserve increased the target federal funds rate by 425 basis points during 2022 to a range of 425 to 450 basis points as of December 31, 2022 and by another 100 basis points during 2023 to a range of 525 to 550 basis points at December 31, 2023. The Company’s business and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States. Changes in fiscal or monetary policy are beyond the Company’s control and hard to predict.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, insurance and pension funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s common stock is thinly traded and a more liquid market for its common stock may not develop, which may limit the ability of shareholders to sell their shares and may increase price volatility.

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

In addition, thinly-traded stocks can be more volatile than more widely traded stocks. Several factors could cause the price of the Company's stock to fluctuate substantially. These factors include, but are not limited to, analysts’ recommendations or projections, developments related to the Company’s business and operations, stock performance of other companies deemed to be peers, news reports of trends, concerns, and irrational exuberance on the part of investors, geopolitical uncertainty, and other issues related to the financial services industry, in general. The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance and are not within the control of the Company. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

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

The Company's ACL may be insufficient and any increases in the ACL may have a material adverse effect on the Company’s financial condition and results of operations.

The Company maintains an ACL, which is a reserve established through a provision for credit losses charged to expense, that represents the Company's estimates of the expected lifetime credit losses on its financial assets. The ACL is necessary to reserve for expected lifetime credit losses associated with the Company's loan portfolio.

The level of the ACL reflects management’s evaluation of relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectibility of the remaining cash flows over the contractual term of the financial assets. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although the Company believes the ACL is a reasonable estimate of lifetime credit losses associated with the loan portfolio, it cannot precisely predict such losses or be certain that the ACL will be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the ACL. In addition, bank regulatory agencies periodically review its ACL and may, on occasion, require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management. Further, if charge-offs in future periods exceed the ACL, the Company will need additional provisions to increase the ACL.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s nonperforming assets adversely affect its net income in various ways. Nonperforming assets, which include nonaccrual loans and loans past due 90 days and still accruing interest, were $63.1 million, or 2.02% of total assets, as of December 31, 2023. When the Company receives collateral through foreclosures and similar proceedings, it is required to record the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in, or negative changes in, the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in nonperforming assets in the future.

The Company’s specialty finance loans may further increase its credit risk.

As of December 31, 2023, the Company’s nonperforming loans included a group of specialty finance loans totaling $34.2 million. The Company’s ACL as of December 31, 2023 included $9.6 million of specific reserves for this group of loans. While management believes that the ACL was adequate as of December 31, 2023 and that the credit deterioration of this group of loans is an isolated event within the Company’s loan portfolio, there can be no assurance that the Company will not experience further deterioration within this group of loans or other increases in nonperforming loans in the future. These specialty finance loans are of higher risk than other types of loans originated by the Company, due to the nature of the collateral, and as such, the Company’s ability to pursue collections could be delayed or protracted. Any of these factors could cause the Company to incur charge-offs to the ACL and additional increases in the ACL, which may have a material adverse effect on the Company's results of operations and capital.

The Company’s concentration in loans secured by real estate may increase its future credit losses, which would negatively affect the Company’s financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2023, approximately 76.6% of the Company’s loans were secured by real estate, both residential and commercial, substantially all of which are located in its market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having a higher risk of default.

As of December 31, 2023, the Company had approximately $870.5 million in loans secured by commercial real estate, representing approximately 35.8% of total loans outstanding at that date. The real estate consists primarily of non-owner-occupied properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential and owner-occupied real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers ability to repay their loans frequently depends on the successful rental of their properties. As of December 31, 2023, the Company had approximately $71.8 million of non-owner occupied office loans, representing approximately 3.0% of total loans outstanding at that date. Cash flows to service commercial real estate loans may be negatively affected by general economic conditions, such as a sustained downturn, or in occupancy rates in the local economy where the property is located and could increase the likelihood of default. Further, when fixed rate loans originated in a time of lower interest rates near their maturity dates, a higher interest rate environment could make it more difficult for borrowers to refinance or extend their loans with the Company due to higher debt service costs. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for credit losses, and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of ACL and regulatory capital, which could have a material adverse effect on the Company’s results of operations.

A portion of the Company’s loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and could have an adverse effect on the Company’s financial condition.

At December 31, 2023, approximately 10.5% of the Company’s loan portfolio, or $255.9 million, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, it may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although the Company’s underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to the Company’s operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

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

A significant source of risk for the Company is the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loan agreements. Most of the Company’s loans are secured, but some loans are unsecured. With respect to the secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in economic, environmental, declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination, and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company depends on the accuracy and completeness of information about clients and counterparties, and the Company’s financial condition could be adversely affected if it relies on misleading or incorrect information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which it does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a client’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations, and cash flows of that client. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading or other information that turns out to be misleading or incorrect.

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

A key aspect of the Company’s long-term business strategy is its continued growth. The Company may not be able to successfully continue its growth if it is unable to identify attractive markets, locations, or opportunities to expand in the future, or if the Company is subject to prolonged regulatory restrictions prohibiting growth or expansion of its operations. The Company’s ability to manage its growth successfully also will depend on whether it can maintain capital levels adequate to support its business, maintain operational and control systems, cost controls and asset quality, comply with regulatory requirements, and successfully integrate any businesses the Company pursues into its organization. See “Regulatory capital standards require the Company and the Bank to maintain higher levels of capital, which could adversely affect the Company’s business, financial condition, and results of operations” for additional factors that could affect the Company’s long-term growth.

The Company has acquired and expanded into new product lines and may, in the future, consider additional acquisitions and expansion into other businesses that it believes will help it fulfill its strategic objectives. The Company expects that other banking and financial companies, some of which have significantly greater resources, will compete with it to acquire financial services businesses. This competition could increase prices for potential acquisitions that the Company believes are attractive. Acquisitions are also subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate expansion that it believes are in its best interests.

When the Company enters into new markets or new lines of business, its lack of history and familiarity with those markets, clients, and lines of business may lead to unexpected challenges or difficulties that inhibit its success. The Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a growth strategy leading to long-term financial benefits. Any of the foregoing could adversely affect the Company’s results of operations.

Liquidity and Capital

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters, and geopolitical uncertainty.

Deposit levels and other funding costs may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, and general economic conditions. If market interest rates rise or the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company must rely on more expensive sources of funding. Much of the Company’s recent deposit growth has been concentrated in its fintech operations, which can be relatively high-cost and rate-sensitive. Fintech-related deposits accounted for approximately $465.9 million, or 18.2%, of the Company’s deposits as of December 31, 2023. Brokered deposits accounted for approximately $515.5 million, or 20.1%, of the Company’s deposits as of December 31, 2023. The Company’s cost of funds increased to 2.56% in 2023 compared to 0.68% in 2022. If funding costs continue to rise in future periods, as a result of reliance on higher-cost deposits, further increases in market interest rates, rates paid by competitors, or otherwise, it could reduce the Company’s net interest margin and net interest income and could have an adverse effect on the Company’s business, financial condition, results of operations, and cash flows from operations.

Pursuant to the Consent Order, the Bank may not be deemed to be “well capitalized” while subject to the Consent Order, which restricts it from soliciting, accepting, renewing, or rolling over any brokered deposits except in compliance with certain applicable restrictions under federal law.

If customer deposits are not sufficient to fund the Company’s normal operations and liquidity needs, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources historically have included Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as additional out-of-market time deposits and brokered deposits. The Company’s ability to access borrowings from the FHLB is dependent upon providing collateral to secure FHLB borrowings. While the Company believes its funding sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company experiences increasing loan demand or is unable to maintain or grow its deposit base. Further, there can be no assurance that these arrangements will be available to the Company when needed, on favorable terms, or at all, or that they will be sufficient to meet future liquidity needs. The Company may be required, among other things, to slow or discontinue loan growth, capital expenditures or other investments, or liquidate assets. If the Company is unable to access funding sufficient to support its business operations or is unable to access such funding on attractive terms, it may not be able to satisfy its obligations.

Regulatory capital standards require the Company and the Bank to maintain higher levels of capital, which could adversely affect the Company’s business, financial condition, and results of operations.

The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If the Company or the Bank fails to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations, which could adversely affect the Company's profitability and return on equity. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act.

In addition to the foregoing capital requirements, the Consent Order requires the Bank to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As a result, the Bank may not be deemed to be “well capitalized” for purposes of the bank regulatory framework for prompt corrective action while subject to the Consent Order. If the Bank fails to achieve and maintain such capital ratios, the OCC may, in the future, deem the Bank to be “undercapitalized” under such regulatory provisions. As of December 31, 2023, the Bank did not meet these heightened capital requirements.

In December 2023, the Company entered into agreements pursuant to which it agreed to issue and sell shares of its common stock to certain investors for gross proceeds of $150 million in the Private Placement. The Company plans to use the net proceeds from the Private Placement for general corporate purposes and to reposition business lines, support organic growth and enhance capital levels of the Bank (including compliance with the IMCRs). On March 7, 2024, the Company filed a Form 8-K with the SEC disclosing that the Company had received sufficient votes to approve the Private Placement at a special meeting of shareholders held on March 6, 2024. The Company expects the transaction to close late in the first quarter or early in the second quarter of 2024. If the Private Placement is not completed, there can be no assurance that the Company would be able to find alternative sources or means of raising capital sufficient to enhance the Bank’s capital levels and support its business, which could materially and adversely affect the Company’s business, financial results, and prospects.

Satisfying these capital and IMCR requirements also may require the Bank to limit its banking operations and/or require the Company to raise additional capital in the future to improve regulatory capital levels, which could negatively affect the business, financial condition, and results of operations of the Company.

The Company may not be able to raise capital on acceptable terms, or at all.

Access to sufficient capital is critical in order to enable the Company to implement its business plan, support its business, expand its operations in the future, and meet applicable regulatory capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact the Company’s ability to support its operations. Further, if the Company grows its operations faster than it generates capital internally, it will need to access the capital markets. The Company’s ability to raise additional capital will depend on, among other things, conditions in the capital markets, market perceptions of the banking industry generally and the Company in particular, and the Company’s financial condition and results of operations. Economic conditions and a loss of confidence in financial institutions may increase the Company’s cost of capital and limit access to some sources of capital. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on the Company’s business, financial condition, and capital ratios.

Future issuances of the Company’s securities could adversely affect the market price of the common stock and could be dilutive.

The Company’s board of directors, without the approval of shareholders, could from time to time decide to issue additional shares of common stock or shares of preferred stock, which may adversely affect the market price of the shares of common stock and could be substantially dilutive to the Company’s shareholders. Any sale of additional shares of the Company’s common stock may be at prices lower than the current market value of the Company’s shares. In addition, new investors may have rights, preferences, and privileges that are senior to, and that could adversely affect, the Company’s existing shareholders. For example, preferred stock would be senior to common stock in right of dividends and as to distributions in liquidation. The Company’s shareholders bear the risk of future securities offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of the Company’s common stock.

The Company and the Bank are subject to regulatory restrictions which limit their ability to pay dividends.

The Company’s ability to make dividend payments on its common stock depends primarily on certain regulatory considerations and the receipt of dividends and other distributions from the Bank. In consideration of the capital levels of the Bank, the Company and the Bank made the determination to preserve capital and, in October 2023, the Company’s board of directors suspended payment of dividends on the Company’s common stock until further notice. The Consent Order also contains restrictions on the Bank’s ability to pay dividends. As a result, the Company likely will not resume payments of dividends in the foreseeable future.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 1C: CYBERSECURITY

Cybersecurity threats present a significant risk to the Company. The Company is committed to protecting its assets and the personally identifiable information and other data of its customers and employees. Further, the Company understands that a cybersecurity event might have a material adverse effect on its business, financial condition, results of operations, reputation, and future success in the marketplace. The materiality of any such adverse effect would be determined by the facts and circumstances of the specific incident and may include consideration of nonfinancial factors and follow on impacts. Although the Company has not experienced a material cybersecurity incident, it periodically experiences threats or is tested by bad actors, including phishing, smishing, and vishing.

The Company believes it maintains a robust cybersecurity program designed to assess and manage risks from cyber threats. This cybersecurity program, which is directed by the Chief Information Security Officer (“CISO”), is integrated with the Company’s enterprise risk and compliance programs and business continuity management program (“BCMP”). The Company's cybersecurity program leverages industry standards, such as the FFIEC Cybersecurity Assessment Tool, and is routinely evaluated for improvement, particularly due to evolving risks in this area.

Under the leadership of the CISO, the information security department is responsible for evaluating and developing the processes for monitoring, identifying, containing, and remediating the impact of cybersecurity risks, vulnerabilities, and threats. The CISO also directs technology efforts, both internally and through third-party service providers, to strengthen controls throughout the organization. Due to reliance upon third-party service providers, the Company uses a variety of methods and tools to assess providers’ system and organizational controls related to cybersecurity threats, which includes but is not limited to proof of the provider’s independent testing of data protection controls, imposition of contractual obligations, review of vulnerability and penetration testing, and review of data protection controls such as backups, encryption standards, and disaster recovery.

The Company’s BCMP provides a structured framework for responding to actual or potential cybersecurity incidents, including escalation to the appropriate stakeholders. The BCMP is coordinated by the Business Continuity Manager, who reports to the Chief Information Officer (“CIO”), and key members of management who are embedded into the BCMP by its design. The BCMP is evaluated and tested at least annually.

The Company's cybersecurity program is subject to multiple audits throughout the year primarily using third-party audit firms that possess particular expertise, under the leadership of the Company's internal audit function.

Cybersecurity issues are brought before the Information Technology (“IT”) Steering Committee, which meets quarterly or as needed. This committee, chaired by the CIO, is composed of the CISO, Chief Operations and Technology Officer, Chief Risk Officer, Business Continuity Manager, Director of Information Technology, and Director of Internal Audit. At these meetings, committee members discuss relevant cybersecurity issues, which may include new threats, incidents, and information.

No less than quarterly, the chair of the Information Technology Steering Committee presents a summary of the Company’s cybersecurity landscape to the Company’s Enterprise Risk Management Committee of the board of directors. Additionally, the CIO presents an IT program update to the Company's board of directors, which includes cybersecurity topics.

The CIO and the CISO each have over 20 years of experience leading cybersecurity oversight, and others under their leadership have cybersecurity experience and certifications. However, the Company considers cybersecurity to be a shared responsibility and conducts periodic simulations and training for all employees. In 2024, the Company is scheduling two table-top scenario training exercises for all personnel.

For more information about cybersecurity threats that could have a material impact on the Company's business, see the discussion in "The Company's operations may adversely be affected by cybersecurity risks" in Item 1A, Risk Factors, of this Form 10-K.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of the Company is located at 1807 Seminole Trail, Charlottesville, Virginia 22901 in a building leased by the Bank. The Main Office of the Bank is located at 1 East Market Street, Martinsville, Virginia 24112 in a building leased by the Bank. The Company's subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2023, the Company's employees occupied an additional 42 properties, of which 18 were owned by the Company. Additional information with respect to the amounts at which Company premises and equipment are carried and commitments under long-term leases is set forth in Part II, Item 8 - "Financial Statements and Supplementary Data", Note 5 - "Premises and Equipment, net" and Note 12 - "Leases", respectively, in this Form 10-K.

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

In December 2023, a purported shareholder of the Company commenced a putative class action in the U.S. District for the Eastern District of New York (No. 1:23-cv-08944) Hunter v. Blue Ridge Bankshares, Inc., et al). The complaint alleges violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions in the Company’s filings. The complaint seeks certification of a class action, unspecified damages, and attorneys fees. The putative class plaintiff intends to file an amended complaint after the court appoints lead plaintiff and lead counsel. The Company believes the claims are without merit and no loss has been accrued for this lawsuit as of December 31, 2023.

On August 12, 2019, a former employee of VCB and participant in the VCB Employee Stock Option Plan ("ESOP") filed a class action complaint against VCB, Virginia Community Bank, and certain individuals associated with the VCB ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:19-cv-000450-GEC). The complaint alleges, among other things, that the defendants breached their fiduciary duties to VCB ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the VCB ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of its 2019 acquisition of VCB.

During the fourth quarter of 2023, the Company entered into a settlement agreement with the plaintiff to resolve the VCB ESOP litigation (the "Settlement Agreement"). As provided in the Settlement Agreement, the plaintiff has agreed to release the Company, the Bank, and related parties from all claims related to acts or omissions associated with the VCB ESOP, once the court hearing the case has granted final approval of the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to make a settlement payment of $6.0 million to a fund for the benefit of VCB ESOP participants, with $5.95 million due after final approval of the Settlement Agreement by the court. On February 22, 2024, the court granted preliminary approval of the Settlement Agreement and a final hearing is scheduled in early June 2024, at which it is expected that the court will grant final approval of the Settlement Agreement. If the court grants final approval of the Settlement Agreement, the ongoing lawsuit will be dismissed with prejudice, and all similar claims that were or could have been brought relating to the VCB ESOP will be released and barred.

The Company entered into the Settlement Agreement to eliminate the burden and expense of further litigation and to resolve the claims that were or could have been asserted related to the VCB ESOP. The Company accrued $6.0 million in the third quarter of 2023 in anticipation of this proposed settlement.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company’s common stock is listed on the NYSE American market under the symbol “BRBS”. There were 19,198,379 shares of the Company’s common stock outstanding at the close of business on March 7, 2024, which were held by approximately 3,260 shareholders of record. The closing price of the Company's common stock on December 31, 2023 was $3.03 per common share compared to $12.49 per common share as of December 31, 2022.

Five-Year Stock Performance Graph

The following five-year stock performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Company's common stock to the Invesco KBW Regional Banking ETF (NASDAQ ticker: "KBWR") and the Russell 2000® Index (ticker: "RUT") for the five-year period ended December 31, 2023. This comparison assumes $100.00 was invested on December 31, 2018 in the Company’s common stock and the comparison indices and the cumulative return is measured as of each subsequent fiscal year-end.

Total Return Performance
$220.00
$170.00
$120.00
$70.00
$20.00
Index Value
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
Blue Ridge Bankshares, Inc.
Invesco KBW Regional Banking ETF
Russell 2000® Index

Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Blue Ridge Bankshares, Inc.	$100.00	$124.19	$108.61	$168.36	$121.45	$29.76
Invesco KBW Regional Banking ETF	100.00	123.57	112.52	153.08	142.03	136.24
Russell 2000® Index	100.00	123.72	146.44	166.50	130.60	150.31

The performance graph above does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates the performance graph by reference therein.

Dividends

The Company paid two quarterly dividends totaling $0.245 per common share in the year ended December 31, 2023.

On October 30, 2023, the board of directors of the Company determined to suspend future quarterly dividend payments until further notice. The decision was based on the desire to preserve capital.

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

Stock Repurchases

There were no repurchases of the Company's common stock during the year ended December 31, 2023.

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
•
the effects of, and changes in, the macroeconomic environment and financial market conditions, including monetary and fiscal policies, interest rates and inflation;
•
the Company’s ability to satisfy the conditions to closing of, and consummate, the Private Placement (the “Private Placement”);
•
the impact of, and the ability to comply with, the terms of the Consent Order with the OCC, including the heightened capital requirements and other restrictions therein, and other regulatory directives;
•
the imposition of additional regulatory actions or restrictions for noncompliance with the Consent Order or otherwise;
•
the Company’s involvement in, and the outcome of, any litigation, legal proceedings, or enforcement actions that may be instituted against the Company;
•
reputational risk and potential adverse reactions of the Company’s customers, suppliers, employees, or other business partners;

•
the Company’s ability to manage its fintech operations, including implementing enhanced controls and procedures, complying with the Consent Order, other regulatory directives and applicable laws and regulations, maintaining the quality of loans associated with these relationships, and, in certain cases, winding down certain of these partnerships;
•
the quality and composition of the Company’s loan and investment portfolios;
•
changes in the level of the Company’s nonperforming assets and charge-offs;
•
the Company’s management of risks inherent in its loan portfolio, the credit quality of its borrowers, and the risk of a prolonged downturn in the real estate market, which could impair the value of the Company’s collateral and its ability to sell collateral upon any foreclosure;
•
the ability to maintain adequate liquidity by growing and retaining deposits and secondary funding sources, especially if the Company's or industry's reputation become damaged;
•
the ability to attain and maintain capital levels adequate to support the Company's business and to comply with the Consent Order and other regulatory directives placed upon the Bank;
•
the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•
changes in consumer spending and savings habits;
•
the willingness of users to substitute competitors’ products and services for the Company’s products and services;
•
the impact of unanticipated outflows of deposits;
•
changes in technological and social media;
•
potential exposure to fraud, negligence, computer theft, and cyber-crime;
•
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
•
the impact of changes in financial services policies, laws, and regulations, including laws, regulations and policies concerning taxes, banking, securities, real estate and insurance, and the application thereof by regulatory bodies;
•
the effect of changes in accounting standards, policies and practices as may be adopted from time to time;
•
estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Company’s assets and liabilities;
•
geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
•
the occurrence or continuation of widespread health emergencies or pandemics, significant natural disasters, severe weather conditions, floods and other catastrophic events; and
•
other risks and factors identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections and elsewhere in this Form 10-K and in filings the Company makes from time to time with the SEC.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-K, including those discussed in the section entitled “Risk Factors” in Item 1A above. If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, the Company cautions you not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed to be adequate to absorb lifetime expected credit losses in the Company's portfolio of loans held for investment and is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged-off amounts (recoveries) are recorded as increases to the ACL. The provision for credit losses is an amount sufficient to bring the ACL to an estimated balance that management considers adequate to absorb lifetime expected losses in the Company’s held for investment loan portfolio. The ACL is a valuation account that is deducted from the loans’ recorded investment to present the net amount expected to be collected on the loans.

The Company uses a third-party model in estimating the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company has determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan’s underlying collateral. Using federal call codes also allows the Company to utilize publicly-available external information when developing its estimate of the ACL. The discounted cash flow ("DCF") method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows for each individual loan and discounting them back to their present value using the loan’s contractual interest rate, which is adjusted for any net deferred fees, costs, premiums, or discounts existing at the loan’s origination or acquisition date (also referred to as the effective interest rate). The DCF method also considers factors such as loan term, prepayment or curtailment assumptions, and other relevant economic factors that could affect future cash flows. By discounting the cash flows, this method incorporates the time value of money and reflects the credit risk inherent in the loan.

In applying future economic forecasts, the Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. The Company considers economic forecasts of national gross domestic product and unemployment rates from the Federal Open Market Committee to inform the model for loss estimation. Historical loss rates used in the quantitative model are derived using both the Bank’s and peer bank data obtained from publicly-available sources (i.e., federal call reports). The Bank’s peer group utilized is comprised of financial institutions of relatively similar size (i.e., $3 - $5 billion of total assets) and in similar markets. Management also considers qualitative adjustments when estimating loan losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and depth of management, regional and local economic trends and conditions, concentrations of credit, competition, and loan review results.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan-by-loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and is based on whether (1) the risk grade of the loan is substandard or worse and the balance exceeds $500,000, (2) the risk grade of the loan is special mention and the balance exceeds $1,000,000, or (3) the loan’s terms differ significantly from other pooled loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan’s effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan discounted for estimated costs to sell the collateral for collateral-dependent loans. If the net value applying these measures is less than the loan’s amortized cost, a specific reserve is recorded in the ACL and charged-off in the period when management believes the loan balance is no longer collectible.

Credit losses are an inherent part of the Company’s business. The Company has an ACL management "work group", which includes the Chief Financial Officer, Chief Credit Officer, Chief Accounting Officer, and head of the Bank's special assets group, who approve the key methodologies and assumptions, as well as the final ACL. While management uses available information at the time of estimation to determine expected lifetime credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, changes in underlying facts for individually evaluated loans, and/or changes in current and forecasted economic conditions. In addition, bank regulatory agencies periodically review its ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review, that may differ than that of management. Additional provisions for such losses, if necessary, would be recorded as a charge to earnings.

Fair Value Measurements

The Company determines the fair values of financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy describes three levels of inputs that may be used to measure fair value. For example, the Company’s available for sale investment securities are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service. This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates; therefore, the values presented may not represent future fair values and may not be realizable.

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

During the normal course of business, the Company enters into commitments to originate mortgage loans, whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Company enters into positions of forward month TBA MBS contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis. The Company enters into TBA contracts in order to control interest rate risk during the period between the rate lock commitment and mandatory sale of the mortgage loan. Both the rate lock commitment and the forward TBA contract are considered derivatives. A mortgage loan sold on a best efforts basis is locked into a forward sales contract with a counterparty on the same day as the rate lock commitment to control interest rate risk during the period between the commitment and the sale of the mortgage loan. Both the rate lock commitment and the forward sales contract are considered derivatives.

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

Income Taxes

Income taxes are accounted for using the balance sheet method in accordance with ASC 740, Accounting for Income Taxes. Per ASC 740, the objective is to (a) recognize the amount of taxes payable or refundable for the current year, and (b)

defer tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or federal income tax returns. A net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book (i.e., financial statement) and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Temporary differences are reversed in the period in which an amount or amounts become taxable or deductible. Interest and penalties, if any, related to uncertain tax positions are reported in income tax expense in the consolidated statements of operations.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income; a deferred tax asset is recognized for all temporary differences that will result in future tax deductions, potentially reduced by a valuation allowance. A valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered, including future releases of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. Additionally, cumulative losses in recent years, if any, are considered negative evidence that may be difficult to overcome to support a conclusion that future taxable income, exclusive of reversing temporary differences and carryforwards, is sufficient to realize a deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The evaluation of the recoverability of deferred tax assets requires management to make significant judgments regarding the releases of temporary differences and future profitability, among other items. The Company concluded that, as of December 31, 2023, no valuation allowance was required on the Company's deferred tax asset.

Mortgage Servicing Rights ("MSR" assets)

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

Five Year Summary of Selected Financial Data

	As of and for the years ended December 31,
(Dollars and shares in thousands, except per share data)	2023	2022	2021	2020	2019
Income Statement Data:
Interest income	$168,995	$121,652	$103,546	$54,460	$30,888
Interest expense	75,954	17,085	11,065	9,950	9,520
Net interest income	93,041	104,567	92,481	44,510	21,368
Provision for credit losses	22,323	25,687	117	10,450	1,742
Net interest income after provision for credit losses	70,718	78,880	92,364	34,060	19,626
Noninterest income	28,541	48,092	86,988	55,850	17,816
Noninterest expense	158,103	104,776	110,988	67,236	31,806
(Loss) income from continuing operations before income tax expense	(58,844)	22,196	68,364	22,674	5,636
Income tax (benefit) expense attributable to continuing operations	(7,071)	5,199	15,740	4,837	985
Net (loss) income from continuing operations	(51,773)	16,997	52,624	17,837	4,651
Net income (loss) from discontinued operations	—	337	(144)	(140)	(47)
Net income from discontinued operations attributable to noncontrolling interest	—	(1)	(3)	(1)	(24)
Net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(51,773)	$17,333	$52,477	$17,696	$4,580
Per Common Share Data:
Diluted (loss) earnings per share from continuing operations (1)	$(2.73)	$0.90	$2.95	$2.07	$0.74
Dividends declared per share (1) (2)	0.245	0.490	0.435	0.285	0.380
Book value per common share (1)	9.69	13.13	14.76	12.61	10.88
Balance Sheet Data:
Total assets	$3,117,554	$3,130,465	$2,665,139	$1,498,258	$960,811
Loans held for investment, gross (including PPP loans)	2,430,947	2,411,059	1,807,578	1,016,694	646,834
Loans held for sale	46,337	69,534	121,943	152,931	55,646
Securities	352,607	399,374	396,050	120,648	128,897
Total deposits	2,566,032	2,502,507	2,297,771	945,109	722,030
Subordinated notes, net	39,855	39,920	39,986	24,506	9,800
FHLB borrowings	210,000	311,700	10,111	115,000	124,800
FRB borrowings	65,000	51	17,901	281,650	—
Stockholders' equity	185,989	248,793	277,139	108,200	92,337
Weighted average common shares outstanding - basic (1)	18,939	18,811	17,841	8,535	6,221
Weighted average common shares outstanding - diluted (1)	18,939	18,825	17,851	8,535	6,221
Financial Ratios:
Return on average assets	(1.60)%	0.61%	1.86%	1.44%	0.61%
Return on average equity	(23.13)%	6.57%	21.50%	17.65%	6.94%
Net interest margin	3.07%	4.00%	3.51%	3.49%	3.34%
Efficiency ratio	130.04%	68.63%	62.15%	67.49%	81.78%
Dividend payout ratio	(8.97)%	54.44%	14.80%	13.75%	51.61%
Capital and Credit Quality Ratios:
Average equity to average assets	6.92%	9.34%	8.65%	7.08%	8.79%
Allowance for credit losses to loans held for investment, excluding PPP loans	1.48%	1.28%	0.68%	1.90%	0.71%
Nonperforming loans to total assets	2.02%	2.69%	0.60%	0.44%	0.54%
Nonperforming assets to total assets	2.02%	2.70%	0.61%	0.44%	0.54%
Net charge-offs to total loans held for investment	1.13%	0.30%	0.10%	0.12%	0.12%

(1) Share and per share figures have been adjusted for all periods presented to reflect the Company's 3-for-2 stock split effective April 30, 2021.
(2) Beginning in the fourth quarter of 2020, the quarterly dividends have been declared and paid subsequent to the applicable quarter-end.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

This section of this Form 10-K generally discusses 2023 and 2022 events and results and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022.

For the year ended December 31, 2023, the Company reported a net loss from continuing operations of $51.8 million compared to net income from continuing operations of $17.0 million for 2022. Basic and diluted (loss) earnings per share from continuing operations were ($2.73) for 2023 compared to $0.90 for 2022.

The net loss of $51.8 million for the year ended December 31, 2023 included an after-tax goodwill impairment charge of $26.8 million and a $4.8 million after-tax settlement reserve for the ESOP litigation assumed in the 2019 acquisition of VCB.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings.

The following table presents the average balance sheets for each of the years ended December 31, 2023, 2022, and 2021. In addition, the amounts of interest earned on interest-earning assets, with related taxable equivalent yields, and interest expense on interest-bearing liabilities, with related rates, are presented.

	For the Years Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Taxable securities	$358,122	$10,120	2.83%	$386,363	$8,744	2.26%	$304,685	$5,192	1.70%
Tax-exempt securities (1)	17,386	403	2.32%	20,562	423	2.06%	12,518	302	2.41%
Total securities	375,508	10,523	2.80%	406,925	9,167	2.25%	317,203	5,494	1.73%
Interest-earning deposits in other banks	119,361	5,367	4.50%	83,544	1,208	1.45%	114,316	135	0.12%
Federal funds sold	5,086	253	4.97%	33,989	364	1.07%	45,314	47	0.10%
Loans held for sale	56,951	1,554	2.73%	44,543	1,494	3.35%	145,075	4,162	2.87%
Paycheck Protection Program loans (2)	7,354	26	0.35%	18,224	535	2.94%	351,179	17,311	4.93%
Loans held for investment (including loan fees) (2,3,4)	2,469,806	151,362	6.13%	2,028,828	108,972	5.37%	1,659,845	76,460	4.61%
Total average interest-earning assets	3,034,066	169,085	5.57%	2,616,053	121,740	4.65%	2,632,932	103,609	3.94%
Less: allowance for credit losses	(39,700)			(16,474)			(13,036)
Total noninterest-earning assets	240,507			225,253			201,222
Total average assets	$3,234,873			$2,824,832			$2,821,118
Liabilities and stockholders’ equity:
Interest-bearing demand, money market deposits, and savings	$1,322,542	$37,195	2.81%	$1,131,718	$7,625	0.67%	$908,418	$2,244	0.25%
Time deposits (5)	641,645	22,774	3.55%	412,671	3,635	0.88%	540,471	4,193	0.78%
Total interest-bearing deposits	1,964,187	59,969	3.05%	1,544,389	11,260	0.73%	1,448,889	6,437	0.44%
FHLB borrowings (6)	263,259	11,782	4.48%	113,478	3,497	3.08%	147,919	1,211	0.82%
FRB borrowings	41,672	1,992	4.78%	4,881	114	2.34%	245,196	790	0.32%
Subordinated notes (7)	39,899	2,210	5.54%	39,953	2,215	5.54%	46,226	2,627	5.68%
Total average interest-bearing liabilities	2,309,017	75,953	3.29%	1,702,701	17,086	1.00%	1,888,230	11,065	0.59%
Noninterest-bearing demand deposits	661,053			821,208			658,063
Other noninterest-bearing liabilities	40,963			37,042			30,700
Stockholders’ equity	223,840			263,881			244,125
Total average liabilities and stockholders’ equity	$3,234,873			$2,824,832			$2,821,118
Net interest income and margin (8)		$93,132	3.07%		$104,654	4.00%		$92,544	3.51%
Cost of funds (9)			2.56%			0.68%			0.43%
Net interest spread (10)			2.28%			3.65%			3.35%

(1) Computed on a fully taxable equivalent basis assuming a 21% federal income tax rate.

(2) Includes deferred loan fees/costs.

(3) Nonaccrual loans have been included in the computations of average loan balances.

(4) Includes accretion of fair value adjustments (discounts) on acquired loans of $2.6 million, $7.4 million, and $2.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

(5) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $0.8 million, $1.5 million, and $3.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

(6) Includes amortization of fair value adjustments (premiums) on assumed FHLB borrowings of $0, $111 thousand, and $12 thousand for the years ended December 31, 2023, 2022, and 2021, respectively.

(7) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $100 thousand, $101 thousand, and $176 thousand for the years ended December 31, 2023, 2022, and 2021, respectively.

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

	2023 compared to 2022			2022 compared to 2021
	Increase/(Decrease) Due to (1)		Total Increase/	Increase/(Decrease) Due to (1)		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Taxable securities	$(639)	$2,015	$1,376	$1,392	$2,160	$3,552
Tax-exempt securities	(65)	46	(19)	194	(72)	122
Interest-earning deposits in other banks	518	3,641	4,159	(36)	1,110	1,074
Federal funds sold	(309)	198	(111)	(12)	330	318
Loans held for sale	416	(356)	60	(2,884)	213	(2,671)
Paycheck Protection Program loans	(319)	(190)	(509)	(16,413)	(364)	(16,777)
Loans held for investment	23,686	18,703	42,389	16,996	15,517	32,513
Total interest income	$23,288	$24,057	$47,345	$(763)	$18,894	$18,131
Interest Expense
Interest-bearing demand, money market deposits, and savings	$1,286	$28,285	$29,571	$551	$4,830	$5,381
Time deposits	2,017	17,122	19,139	(991)	434	(557)
FHLB borrowings	4,616	3,669	8,285	(282)	2,568	2,286
FRB borrowings	860	1,018	1,878	(775)	98	(677)
Subordinated notes	(3)	(2)	(5)	(356)	(55)	(411)
Total interest expense	8,776	50,092	58,868	(1,853)	7,875	6,022
Change in Net Interest Income	$14,512	$(26,035)	$(11,523)	$1,090	$11,019	$12,109

(1) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Average interest-earning assets were $3.03 billion for the year ended December 31, 2023 compared to $2.62 billion for the same period of 2022, a $418.0 million increase. This increase was primarily attributable to growth in average balances of loans held for investment, excluding PPP loans, which increased $441.0 million in the 2023 period compared to the 2022 period, partially offset by lower average balances of federal funds sold and total securities. Total interest income (on a taxable equivalent basis) increased by $47.3 million to $169.1 million for the year ended December 31, 2023 compared to the year ended 2022. This increase was primarily due to higher average balances of and yields on loans held for investments, excluding PPP loans. Interest income in 2023 and 2022 included accretion of fair value adjustments (discounts) on acquired loans of $2.6 million and $7.4 million, respectively.

Average interest-bearing liabilities were $2.31 billion for the year ended December 31, 2023 compared to $1.70 billion for the same period of 2022, a $606.3 million increase. Of this increase, $419.8 million was attributable to higher average balances of interest-bearing deposits including time deposits, of which $116.4 million was attributable to average balances of brokered deposits, while $149.8 million was attributable to higher average balances of FHLB advances. Average fintech-related deposit balances were $653.2 million and $395.9 million for the years ended December 31, 2023 and December 31, 2022, respectively. Interest expense increased by $58.9 million to $76.0 million for the year ended December 31, 2023 compared to the 2022 period. Higher interest expense was primarily attributable to higher rates paid on interest-bearing liabilities (except for subordinated notes), particularly deposits related to the Bank's fintech operations, due to significant increases in market interest rates throughout 2023. The interest rate for the majority of the fintech-related accounts are index-priced, with the index being the federal funds rate. The cost of fintech-related deposits was 3.82% in 2023, while the cost of core deposits (also excluding brokered deposits) was 2.03% in the same period. Brokered time deposits also contributed to the higher interest expense in the 2023 period in the amount of $14.5 million. The cost of average interest-bearing liabilities increased to 3.29% in 2023 from 1.00% in 2022, while the cost of funds increased to 2.56% in 2023 from 0.68% in 2022. Interest expense in the 2023 and 2022 periods included the amortization of fair value adjustments (premium) on assumed time deposits of $0.8 million and $1.5 million, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) was $93.1 million for the year ended December 31, 2023 compared to $104.7 million for the year ended December 31, 2022, while net interest margin was 3.07% and 4.00% for the same respective periods. Accretion and amortization of purchase accounting adjustments had a 12 basis point and 35 basis point positive effect on net interest margin for the same respective periods. The decrease in net interest income in 2023 was primarily due higher rates on deposits, primarily fintech-related accounts and brokered deposits. The Company anticipates that funding costs will continue to rise in 2024, as net interest income and net interest margin will be negatively affected by two likely events. The Company expects potential repricing of existing core time deposits in a higher interest rate environment. Additionally, the Company anticipates higher funding costs as the Company substantially exits its fintech BaaS operations and seeks to attract core deposits in an extremely competitive market.

Provision for Credit Losses. The provision for credit losses was $22.3 million for the year ended December 31, 2023 compared to $25.7 million for the year ended December 31, 2022, a decrease of $3.4 million. Provision for credit losses in the 2023 period was primarily composed of specific reserves on the previously noted group of specialty finance loans, partially offset by a credit to provision for credit losses on unfunded commitments, as the Company actively worked to reduce these balances. Provision for credit losses in the 2022 period was primarily due to reserves for loan growth, excluding PPP loans, of $621.9 million, specific reserves on specialty finance loans, and qualitative loss factor adjustments, primarily due to changes in economic conditions.

Noninterest Income. The following table provides detail for noninterest income and changes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2023	2022	Change $	Change %
Fair value adjustments of other equity investments	$(110)	$9,306	$(9,416)	(101.18%)
Loss on sale of other equity investments	(1,636)	—	(1,636)	(100.00%)
Residential mortgage banking income, including MSRs	10,000	20,647	(10,647)	(51.57%)
Gain on sale of guaranteed government loans	5,704	4,734	970	20.49%
Wealth and trust management	1,839	1,769	70	3.96%
Service charges on deposit accounts	1,423	1,289	134	10.40%
Increase in cash surrender value of bank owned life insurance	1,195	1,348	(153)	(11.35%)
Bank and purchase card, net	1,703	2,240	(537)	(23.97%)
Other	8,423	6,759	1,664	24.62%
Total noninterest income	$28,541	$48,092	$(19,551)	(40.65%)

Lower noninterest income in 2023 compared to 2022 was primarily attributable to lower residential mortgage banking income, including MSRs, which was driven by lower mortgage volumes sold into the secondary market in the 2023 period ($315.5 million) compared to the 2022 period ($594.9 million). Also contributing to the decline in residential mortgage banking income were fair value adjustments to MSR assets, which were a negative $2.8 million in the 2023 period compared to a positive $2.2 million in the 2022 period. Fair value adjustments are primarily driven by market interest rates and related assumptions. Fair value adjustments of other equity investments, which consist of equity investments in fintech companies and other limited partnership investments, were lower in 2023 compared 2022. In 2023, the Company sold its equity investment in a fintech company resulting in a loss of $1.6 million; however it realized a gain of $4.2 million over the period the investment was held. Higher other noninterest income in the 2023 period was primarily attributable to fee income associated with fintech lending operations, which increased $2.2 million in the 2023 period compared to the 2022 period.

Noninterest Expense. The following table provides detail for noninterest expense and changes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2023	2022	Change $	Change %
Salaries and employee benefits	$58,158	$56,006	$2,152	3.84%
Occupancy and equipment	6,506	5,916	590	9.97%
Data processing	5,686	4,593	1,093	23.80%
Legal and regulatory filings	4,613	3,004	1,609	53.56%
Advertising and marketing	1,157	1,460	(303)	(20.75%)
Communications	4,410	3,825	585	15.29%
Audit and accounting fees	2,821	1,304	1,517	116.33%
FDIC insurance	5,059	1,340	3,719	277.54%
Intangible amortization	1,295	1,525	(230)	(15.08%)
Other contractual services	7,713	3,137	4,576	145.87%
Other taxes and assessments	3,216	2,668	548	20.54%
Regulatory remediation	10,459	7,442	3,017	40.54%
Merger-related	—	50	(50)	(100.00%)
Goodwill impairment	26,826	—	26,826	100.00%
ESOP litigation	6,000	—	6,000	100.00%
Other	14,184	12,506	1,678	13.42%
Total noninterest expense	$158,103	$104,776	$53,327	50.90%

Noninterest expense totaled $158.1 million and $104.8 million for the years ended December 31, 2023 and 2022, respectively. Excluding the $26.8 million goodwill impairment charge, the $6.0 million settlement reserve for the VCB ESOP litigation, and regulatory remediation expenses, noninterest expense increased $17.5 million, or 18.0%, for the year ended December 31, 2023 compared to the year ended 2022. Higher salaries and employee benefits in the 2023 period was primarily due to greater headcount of compliance and risk personnel to support fintech operations and the addition of leadership personnel. Higher other contractual services expense in the 2023 period was primarily due to outsourced BSA/AML and other compliance services as the Bank augmented its compliance staff primarily to support fintech operations. Higher legal and regulatory filing costs in 2023 were primarily due to the defense of the VCB ESOP litigation, which totaled approximately $2.0 million, and the work-out of certain specialty finance loans. Higher audit and accounting fees in the 2023 period were primarily due to outsourced internal audits and assessments related to fintech operations. Higher FDIC insurance expense relative to the prior period was primarily due to balance sheet growth and other factors such as lower profitability and regulatory capital levels, which increase the insurance assessment rate.

Income Tax Expense. For the year ended December 31, 2023, the Company recorded an income tax benefit of $7.1 million (effective income tax rate of 12.0%) compared to income tax expense of $5.3 million (effective income tax rate of 23.3%) for the same period of 2022. The lower effective income tax rate in the 2023 period was primarily attributable to the $26.8 million goodwill impairment charge, which was not tax deductible.

Analysis of Financial Condition

All loan portfolio and ACL information presented as of and for the year ended December 31, 2023 is in accordance with ASC 326. All loan information presented prior to this period is presented in accordance with previously applicable GAAP. As a result, the presentation of information pre-ASC 326 and post-ASC 326 adoption will not be comparable for most disclosures.

Loan Portfolio. The Company makes loans to individuals and commercial entities. Loan terms vary as to interest rate and repayment and collateral requirements based on the type of loan requested and the creditworthiness of the borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Company; however, the loans contributing to the increase in nonperforming assets and the ACL beginning in 2022 were primarily to borrowers outside of the Company's primary geographic footprint. All loans are underwritten within specific lending policy guidelines that are designed to maximize the Company’s profitability within an acceptable level of credit and business risk.

The following table presents the Company’s loan portfolio by category of loan and the percentage of loans in each category to total loans as of the dates stated.

	December 31,
	2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$506,558	20.9%	$590,049	24.4%
Paycheck Protection Program	2,386	0.1%	11,967	0.5%
Real estate – construction, commercial	180,052	7.4%	183,301	7.6%
Real estate – construction, residential	75,832	3.1%	76,599	3.2%
Real estate – mortgage, commercial	870,540	35.8%	864,989	35.8%
Real estate – mortgage, residential	730,110	30.1%	631,772	26.2%
Real estate – mortgage, farmland	5,470	0.2%	6,599	0.3%
Consumer	59,169	2.4%	47,423	2.0%
Gross loans held for investment	2,430,117	100.0%	2,412,699	100.0%
Less: deferred loan fees, net of costs	830		(1,640)
Gross loans held for investment, net of deferred loan fees	2,430,947		2,411,059
Less: Allowance for credit losses	(35,983)		(30,740)
Net loans	$2,394,964		$2,380,319
Loans held for sale (not included in totals above)	$46,337		$69,534

The following table presents the Company’s portfolio of commercial real estate mortgages by property type as of the date stated.

	December 31,
	2023
(Dollars in thousands)	Amount	Percent
Commercial real estate - owner occupied	$210,233	24.1%
Commercial real estate - non-owner occupied
Multifamily	162,888	18.7%
Hospitality	136,679	15.7%
Retail	118,638	13.6%
Office	71,717	8.2%
Mixed use	54,590	6.3%
Warehouse and industrial	40,643	4.7%
Other	75,152	8.6%
Total real estate - mortgage, commercial	$870,540	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed) as of December 31, 2023.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$506,558	$103,743	$225,072	$198,285	$25,557	$1,230	$177,743	$75,384	$83,839	$18,520
Paycheck Protection Program	2,386	—	—	—	—	—	2,386	2,386	—	—
Real estate – construction, commercial	180,052	44,508	97,315	34,092	19,849	43,374	38,229	35,104	1,529	1,596
Real estate – construction, residential	75,832	22,829	12,321	9,794	67	2,460	40,682	11,465	1,917	27,300
Real estate – mortgage, commercial	870,540	57,813	457,257	71,269	211,423	174,565	355,470	201,458	145,876	8,136
Real estate – mortgage, residential	730,110	15,846	420,337	12,024	78,147	330,166	293,927	45,357	36,803	211,767
Real estate – mortgage, farmland	5,470	151	1,567	24	253	1,290	3,752	2,646	377	729
Consumer	59,169	3,109	8,639	8,537	102	—	47,421	25,976	21,442	3
Gross loans	$2,430,117	$247,999	$1,222,508	$334,025	$335,398	$553,085	$959,610	$399,776	$291,783	$268,051

Allowance for Credit Losses. Management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of December 31, 2023 and December 31, 2022. There can be no assurance that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may, on occasion, require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following table presents a summary of the activity in the Company's ACL and the ratio of net charge-offs to average loans outstanding for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses, beginning of period	$30,740	$12,121
Impact of ASC 326 Adoption	7,418	—
Charge-offs
Commercial	(27,874)	(6,632)
Consumer	(3,945)	(1,819)
Total charge-offs	(31,819)	(8,451)
Recoveries
Commercial	3,984	828
Consumer	867	555
Total recoveries	4,851	1,383
Net charge-offs	(26,968)	(7,068)
Provision for credit losses - loans	24,703	25,687
Allowance for credit losses, end of period	$35,893	$30,740
Ratio of net charge-offs to average loans outstanding during period:
Commercial	1.00%	0.30%
Consumer	3.89%	1.78%
Total loans	1.09%	0.34%

The adoption of ASC 326 on January 1, 2023 resulted in a $7.4 million increase in the ACL. Provision for credit losses in both the 2023 and 2022 periods were primarily attributable to specific reserves for specialty finance loans that were originated in 2022. The Company ceased making loans identified as specialty finance in late 2022. As of December 31, 2023 and 2022, carrying values of specialty finance loans totaled $34.2 million and $65.7 million, respectively, with specific reserves of $9.6 million and $11.4 million, respectively, as of the same dates. Net loan charge-offs were $27.0 million for the year ended December 31, 2023, compared to $7.1 million for the year ended December 31, 2022. The increase in net charge-offs in the 2023 period was primarily attributable to charge-offs of specialty finance loans.

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

	December 31,
(Dollars in thousands)	2023	% of Loans	2022	% of Loans
Commercial and industrial	$13,787	20.9%	$23,073	24.4%
Paycheck Protection Program	—	0.1%	—	0.5%
Real estate – construction, commercial	4,024	7.4%	1,637	7.6%
Real estate – construction, residential	1,094	3.1%	628	3.2%
Real estate – mortgage, commercial	9,929	35.8%	2,356	35.8%
Real estate – mortgage, residential	6,286	30.1%	1,760	26.2%
Real estate – mortgage, farmland	15	0.2%	4	0.3%
Consumer	758	2.4%	1,282	2.0%
Total	$35,893	100.0%	$30,740	100.0%

The Company does not carry an allowance for credit losses on PPP loans as they are fully guaranteed by the U.S. government.

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

	December 31,
(Dollars in thousands)	2023	2022
Nonaccrual loans	$60,026	$76,050
Loans past due 90 days and still accruing	3,037	8,260
Total nonperforming loans	$63,063	$84,310
Other real estate owned ("OREO")	—	195
Total nonperforming assets	$63,063	$84,505
Allowance for credit losses	$35,893	$30,740
Loans held for investment, including PPP loans	$2,430,947	$2,411,059
Loans held for investment, excluding PPP loans	$2,428,561	$2,399,092
Total assets	$3,117,554	$3,130,465
ACL to total loans held for investment, including PPP loans	1.48%	1.27%
ACL to total loans held for investment, excluding PPP loans	1.48%	1.28%
ACL to nonaccrual loans	59.80%	40.42%
ACL losses to nonperforming loans	56.92%	36.46%
Nonaccrual loans to total loans held for investment, including PPP loans	2.47%	3.15%
Nonaccrual loans to total loans held for investment, excluding PPP loans	2.47%	3.17%
Nonperforming loans to total loans held for investment, including PPP loans	2.59%	3.50%
Nonperforming loans to total loans held for investment, excluding PPP loans	2.60%	3.51%
Nonperforming assets to total assets	2.02%	2.70%

Nonperforming loans, which include nonaccrual loans and loans past due 90 days and still accruing interest, decreased $21.2 million from prior year end, to $63.1 million as of December 31, 2023. Nonaccrual loans as of December 31, 2023 and 2022 included specialty finance loans with carrying values totaling $34.2 million and $65.7 million, respectively.

The adoption of ASC 326 on January 1, 2023 resulted in ACL to total loans held for investment ratio to increase 0.31% compared to December 31, 2022. The decline in nonaccrual loans to total loans held for investment ratio as of December 31, 2023 compared to December 31, 2022 was primarily attributable to net charge-offs of speciality finance loans, which totaled $19.5 million in the 2023 period.

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

Modified Loans. The Company granted certain loan modifications to borrowers experiencing financial difficulties during the year ended December 31, 2023. The total recorded investment of these modified loans was $44.1 million, or 1.81% of gross loans held for investment, as of December 31, 2023, of which $42.2 million were on nonaccrual status as of the same date.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available for sale was $321.1 million and $354.3 million at December 31, 2023 and

2022, respectively. Primarily as a result of market interest rates in the year ended December 31, 2023, the Company’s portfolio of securities available for sale had a net unrealized loss of approximately $58.6 million as of the same date. Of the unrealized loss in the portfolio at December 31, 2023, approximately 78.9% was related to securities backed by U.S. government agencies.

Securities in the investment portfolio may be classified as held to maturity, if the Company has the ability and intent to hold them to maturity, in which case they would be carried at amortized cost. The Company did not hold any investment securities classified as held to maturity as of December 31, 2023 or December 31, 2022.

As of December 31, 2023 and 2022, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default, to be of the best quality and carry the smallest degree of investment risk. At December 31, 2023 and 2022, securities with a fair value of $35.8 million and $241.9 million, respectively, were pledged to secure the Bank's borrowing facility with the FHLB. As of December 31, 2023, the Company had pledged securities with a total par value of $260.9 million (amortized cost and fair value of $262.7 million and $218.7 million, respectively) as collateral for the Bank Term Funding Program ("BTFP"), established by the Federal Reserve.

The Company reviews its available for sale investment securities portfolio for potential credit losses at least quarterly. At December 31, 2023 and 2022, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed and U.S. Treasury and agencies securities are guaranteed and/or funded by the U.S. government. Municipal securities with unrealized losses showed no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost. No ACL has been recognized for investment securities as of December 31, 2023.

Restricted equity investments consisted of stock in the FHLB (carrying basis $12.3 million and $14.7 million at December 31, 2023 and 2022, respectively), Federal Reserve Bank of Richmond ("FRB") stock (carrying basis of $5.9 million and $6.1 million at December 31, 2023 and 2022, respectively), and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both December 31, 2023 and 2022). Restricted equity investments are carried at cost. The Company holds various other equity investments, including shares in other financial institutions and fintech companies, totaling $12.9 million and $23.8 million as of December 31, 2023 and 2022, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The following table presents the composition of the Company’s available for sale securities portfolio, at amortized cost, as of the dates stated.

	December 31,
	2023		2022
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total
Securities available for sale
Mortgage backed securities	$212,214	56.0%	$230,015	55.7%
U.S. Treasury and agencies	79,856	21.0%	80,073	19.4%
State and municipal	50,682	13.3%	60,018	14.5%
Corporate bonds	36,902	9.7%	42,909	10.4%
Total	$379,654	100.0%	$413,015	100.0%

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields, for each of the maturity ranges as of and for the periods stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$3,020	0.52%	$—	—	$21,834	3.96%	$187,360	1.90%	$212,214
U.S. Treasury and agencies	190	—	29,486	1.10%	42,896	1.99%	7,284	2.26%	79,856
State and municipal	—	—	5,042	2.97%	33,102	1.93%	12,538	2.51%	50,682
Corporate bonds	—	—	6,300	7.53%	30,102	4.36%	500	4.00%	36,902
Total	$3,210		$40,828		$127,934		$207,682		$379,654

Deposits. The principal sources of funds for the Company are core deposits, which include transaction accounts (demand deposits and money market accounts), time deposits, and savings accounts, all of which provide the Bank a source of fee income and cross-marketing opportunities. Core deposits are generally a low-cost source of funding for the Bank and are preferred to brokered deposits. The Company's fintech partnerships have been a significant source of deposits and comprised approximately $466 million, or 18%, of the Company's deposits as of December 31, 2023, compared to approximately $690 million, or 28%, as of December 31, 2022.

Brokered deposits comprising both time deposits and money market accounts totaled $515.5 million and $49.5 million as of December 31, 2023 and 2022, respectively, as the Company added a significant amount of brokered time deposits in 2023. The Company added brokered deposit balances in anticipation of the substantial exit of its BaaS operations, to fund the decline in core deposits, and to enhance liquidity in light of financial industry events in 2023. Brokered deposits represented approximately 20.1% and 1.97% of total deposits as of December 31, 2023 and 2022, respectively.

As a result of the Consent Order, the Bank is prohibited from soliciting, accepting, renewing, or rolling over any brokered deposits, except in compliance with certain applicable restrictions under federal law, while subject to the Consent Order.

The following table presents the composition of deposits as of the dates stated.

	December 31,
	2023		2022
(Dollars in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits
Noninterest-bearing demand	$506,248	19.7%	$640,101	25.6%
Interest-bearing demand and money market deposits	1,049,536	40.9%	1,318,799	52.7%
Savings	117,923	4.6%	151,646	6.1%
Time deposits	892,325	34.8%	391,961	15.6%
Total deposits	$2,566,032	100.0%	$2,502,507	100.0%

Total deposits include uninsured deposits of $573.9 million and $923.2 million as of December 31, 2023 and 2022, respectively, representing 22.3% and 46.0% of total deposits, respectively. Uninsured deposit amounts are based on estimates as of the reported date.

Approximately 34.8% of the Company’s deposits as of December 31, 2023 were comprised of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, compared to 15.6% as of December 31, 2022. Noninterest-bearing demand deposits, which represented 19.7% and 25.6% of total deposits as of December 31, 2023 and 2022, respectively, are generally viewed as the most favorable form of deposit for financial institutions.

The following table presents a summary of average deposits and the weighted average rate paid for the periods stated.

	For the year ended December 31,
	2023		2022
(Dollars in thousands)	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing demand deposits	$661,053	—	$821,208	—
Interest-bearing deposits:
Demand deposits	733,141	3.14%	567,897	0.93%
Savings	132,812	3.51%	150,947	0.32%
Money market deposits	456,589	2.09%	412,874	0.45%
Time deposits	641,645	3.55%	412,671	0.88%
Total interest-bearing deposits	1,964,187		1,544,389
Total average deposits	$2,625,240		$2,365,597

The following table presents maturities of time deposits for certificate of deposits $250 thousand or greater as of the dates stated.

	December 31,
(Dollars in thousands)	2023	2022
Maturing in:
3 months or less	$30,547	$10,642
Over 3 months through 6 months	19,961	14,699
Over 6 months through 12 months	36,254	15,423
Over 12 months	9,500	35,075
	$96,262	$75,839

Borrowings. The Company uses short-term and long-term borrowings from various sources, including FHLB advances and FRB advances, to fund assets and operations. The following table presents information on the balances and interest rates on borrowings as of and for periods stated.

	December 31, 2023
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$210,000	$310,800	$263,259	4.48%
FRB borrowings	65,000	65,000	41,672	4.78%

	December 31, 2022
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$311,700	$311,700	$113,478	3.08%
FRB borrowings	51	17,197	4,881	2.34%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multifamily, and commercial real estate mortgage loan portfolios, as well as selected investment portfolio securities.

FRB advances through the BTFP are secured by qualifying pledged securities while advances through the Discount Window are secured by qualifying pledged commercial and industrial loans.

Subordinated notes, net, totaled $39.9 million as of both December 31, 2023 and December 31, 2022. The Company's subordinated notes are comprised of a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). The 2029 Notes bear interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate ("SOFR") (as defined in the 2029 Notes) plus 433.5 basis points, payable quarterly in arrears. The 2030 Note bears interest at the rate of 6.00% per annum until June 1, 2025, at which date the rate will reset quarterly, equal to the three-month SOFR determined on the date of the applicable interest period plus 587 basis points. Interest on the 2030 Note is payable semi-annually in arrears.

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

The Company has established a formal liquidity contingency plan that provides guidelines for liquidity management. Pursuant to the Company’s liquidity management program, it forecasts liquidity based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. Management then stress tests the Company’s liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. Management also monitors the Company’s liquidity position through daily cash monitoring and cash flow forecasting and believes its sources of liquidity are adequate to conduct the business of the Company.

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets also provides funding to meet the liquidity needs of the Company. Deposit sources are from the Bank’s core customers and from brokered deposit markets. These markets are accessed through brokers or through the IntraFi Network (“IntraFi”), of which the Bank is a member. IntraFi facilitates the Bank attaining brokered deposits via an on-line marketplace. The Bank utilizes IntraFi's reciprocal deposit services to offer its high-value customers access to FDIC insurance through IntraFi's network of banks. Partly through the use of the IntraFi reciprocal deposit program, the Company has reduced uninsured deposits to $573.9 million at year-end 2023 from $923.2 million at year-end 2022.

As a result of the Consent Order, subsequent to December 31, 2023, the Bank is prohibited from soliciting, accepting, renewing, or rolling over any brokered deposits, except in compliance with certain applicable restrictions under federal law, while subject to the Consent Order. In response and pursuant to 12 USC 1831f, 12 CFR 337.6(c) and 12 CFR 303.243(a), the Bank submitted to the FDIC an application for a waiver of the prohibition on the acceptance, renewal, or rollover of brokered deposits by an adequately capitalized insured depository institution.

The Company has access to secured funding sources, including a secured line of credit with the FHLB under which the Bank can borrow up to the allowable amount for the collateral pledged. The FHLB may provide a credit line of up to 30% of the Bank’s asset value as of the prior quarter-end, subject to certain eligibility requirements, including the value of loans and/or securities pledged as collateral. The Bank's line of credit with the FHLB was $455.6 million as of December 31, 2023, with available credit of $135.5 million as of the same date. Outstanding advances drawn on this line totaled $210.0 million as of December 31, 2023. Additionally, letters of credit issued for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia reduce the available credit balance, which totaled $110.1 million as of December 31, 2023. The Company continually reviews its loan portfolio for additional qualifying collateral, and subsequent to year-end 2023, added collateral that increased borrowing capacity by $45.7 million.

The Company also has access to advances from the FRB through its Discount Window. As of December 31, 2023, the Company had secured borrowing capacity through the FRB Discount Window of $161.0 million, of which there were no outstanding advances. As of December 31, 2023, the Company had secured capacity under the BTFP of $260.9 million, of which the Company had drawn one advance for $65.0 million, maturing May 10, 2024, with a fixed interest rate of 4.74%. BTFP advances can be repaid at any time without penalty. Subsequent to December 31, 2023, in connection with the Consent Order, the Bank no longer has access to additional advances under the BTFP. In response, the Company moved excess collateral from the BTFP line to the FHLB, increasing its borrowing capacity with the FHLB by $168.3 million.

The Company utilized the FRB Paycheck Protection Program Liquidity Facility to partially fund PPP loans, which collateralized the advances. As of December 31, 2023 and 2022, FRB borrowings under this facility totaled $0 and $51 thousand, respectively.

The Bank had unsecured federal fund lines available with correspondent banks for overnight borrowing totaling $10.0 million and $28.0 million as of December 31, 2023 and 2022, respectively. These lines bear interest at the prevailing rates for such loan and are cancelable any time by the correspondent bank. As of December 31, 2023 and 2022, none of these lines of credit with correspondent banks were drawn upon.

Subsequent to the financial industry events beginning in March 2023, the Company has undertaken efforts to increase its borrowing capacity by pledging additional eligible collateral with the FHLB and the FRB, participating in the BTFP, and more actively sourcing brokered deposits to enhance its liquidity position. The Company has increased its secured borrowing capacity by $352.3 million, to $877.4 million at December 31, 2023, from $525.1 million at December 31, 2022. The Company also added a treasury management professional to provide rigorous oversight to the Company's liquidity position.

Managing the Company's liquidity position through the substantial exit of the BaaS operations will require significant liquidity oversight. The Company has a closely managed BaaS winddown plan that is an element of its liquidity management. Management intends to utilize proceeds from the Private Placement, the contraction of the Company’s balance sheet, particularly loans, secured funding facilities, as well as core deposit growth to meet its liquidity requirements.

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

Pursuant to the Basel III rules, banks must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the Tier 1 Leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Additionally, regulators may place certain restrictions on dividends paid by banks. The total amount of dividends which may be paid at any date is generally limited to retained earnings of banks.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2023 and December 31, 2022, the Bank exceeded the thresholds to be considered well capitalized; however, the Bank's total risk based capital dropped below the capital conservation buffer as of December 31, 2023.

The OCC has established IMCR requirements for the Bank that are higher than those required for capital adequacy purposes. Specifically, the Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of December 31, 2023, the Bank did not meet these IMCRs. Subsequent to December 31, 2023, the Bank consented to the issuance of the Consent Order, which requires the Bank to achieve and maintain the IMCR requirements, and until such levels are met and the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

Because the Bank may not be deemed to be “well capitalized” while subject to the Consent Order, it could be required to pay higher insurance premiums to the FDIC or obtain approval prior to acquiring branches or opening new lines of business, and be subject to increased regulatory scrutiny and to limitations on asset growth.

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

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized for the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. Also presented are the IMCRs with the corresponding capital amounts for both the leverage ratio and the total capital ratio as of December 31, 2023.

	As of December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Individual Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$270,293	10.25%	$276,842	10.50%	$263,659	10.00%	$342,757	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$224,111	8.50%	$210,928	8.00%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$184,562	7.00%	$171,379	6.50%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$239,775	7.49%	$128,001	4.00%	$160,001	5.00%	$320,003	10.00%

	As of December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,097	10.93%	$289,246	10.50%	$275,473	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$234,152	8.50%	$220,379	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$192,831	7.00%	$179,058	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,545	8.90%	$120,644	4.00%	$150,805	5.00%

In December 2023, the Company entered into agreements pursuant to which it agreed to issue and sell shares of its common stock and warrants to certain investors for gross proceeds of $150 million in the Private Placement. The Company plans to use the net proceeds from the Private Placement for general corporate purposes and to reposition business lines, support organic growth, and enhance capital levels of the Bank (including compliance with the IMCRs). The Private Placement is subject to closing conditions and is expected to close late in the first quarter or early in the second quarter of 2024.

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. As of December 31, 2023 and December 31, 2022, the Company had outstanding loan commitments of $480.8 million and $719.2 million, respectively. Of these amounts, $113.5 million and $107.9 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2023 and 2022, commitments under outstanding financial stand-by letters of credit totaled $12.6 million and $28.3 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Upon the adoption of ASC 326 on January 1, 2023, the Company recorded an increase to its reserve for unfunded commitments of $3.7 million. As of December 31, 2023, the reserve for unfunded commitments was $3.1 million compared to $1.8 million as of December 31, 2022.

The Company invests in various partnerships, limited liability companies, and small business investment company funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At December 31, 2023, the Company had future commitments outstanding totaling $15.3 million related to these investments.

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

The following table illustrates the expected effect on net interest income for year one and year two following December 31, 2023 due to an immediate change ("instantaneous parallel rate shock" scenario) in interest rates at various degrees of change. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

	December 31, 2023
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$(17,416)	(19.6%)	$(14,978)	(15.7%)
+300 basis points	(12,160)	(13.7%)	(10,262)	(10.7%)
+200 basis points	(7,416)	(8.4%)	(5,957)	(6.2%)
+100 basis points	(3,324)	(3.7%)	(2,448)	(2.6%)
Base case
-100 basis points	2,028	2.3%	930	1.0%
-200 basis points	3,615	4.1%	778	0.8%
-300 basis points	4,732	5.3%	(305)	(0.3%)
-400 basis points	5,621	6.3%	(1,238)	(1.3%)

The severity of the effect of instantaneous increases in interest rates as shown above is due to the timing of pricing change in the Company's interest-bearing liabilities compared to its interest-earning assets. A significant portion of the Company's deposits through its fintech partnerships reprice with changes in federal funds rates. Therefore, an instantaneous change in this index rate results in a relative change in deposit costs for this portion of deposits. The Company contracts with its fintech partners and continually assesses the cost of these fintech-related deposits relative to sources of fees and other noninterest income earned from these partnerships.

Stress testing the balance sheet and net interest income using instantaneous parallel rate shock movements in the yield curve is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of the Company’s interest rate risk position over a historical time frame for comparison purposes.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blue Ridge Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Ridge Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

Regulatory Matter

As discussed in Note 1 to the financial statements, on January 24, 2024, the Company consented to the issuance of a consent order (the “Consent Order”) with the OCC. The primary requirements of the Consent Order are disclosed in Note 1 to the financial statements.

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

tor Firm Id: 149

Raleigh, North Carolina

March 15, 2024

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

	As of December 31,
(Dollars in thousands, except share data)	2023	2022
ASSETS
Cash and due from banks	$110,491	$77,274
Restricted cash	10,660	—
Federal funds sold	4,451	1,426
Securities available for sale, at fair value	321,081	354,341
Restricted equity investments	18,621	21,257
Other equity investments	12,905	23,776
Other investments	29,467	24,672
Loans held for sale	46,337	69,534
Paycheck Protection Program loans, net of deferred fees and costs	2,386	11,967
Loans held for investment, net of deferred fees and costs	2,428,561	2,399,092
Less: allowance for credit losses	(35,893)	(30,740)
Loans held for investment, net	2,392,668	2,368,352
Accrued interest receivable	14,967	11,569
Other real estate owned	—	195
Premises and equipment, net	22,348	23,152
Right-of-use asset	8,738	6,903
Bank owned life insurance	48,453	47,245
Goodwill	—	26,826
Other intangible assets	5,382	6,583
Mortgage servicing rights, net	27,114	28,991
Deferred tax asset, net	21,556	12,227
Other assets	19,929	14,175
Total assets	$3,117,554	$3,130,465
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$506,248	$640,101
Interest-bearing demand and money market deposits	1,049,536	1,318,799
Savings	117,923	151,646
Time deposits	892,325	391,961
Total deposits	2,566,032	2,502,507
FHLB borrowings	210,000	311,700
FRB borrowings	65,000	51
Subordinated notes, net	39,855	39,920
Lease liability	9,619	7,860
Other liabilities	41,059	19,634
Total liabilities	2,931,565	2,881,672
Commitments and contingencies (Note 22)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized at December 31, 2023 and December 31, 2022; 19,198,379 and 18,950,329 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	197,636	195,960
Additional paid-in capital	252	252
Retained earnings	33,157	97,682
Accumulated other comprehensive loss, net of tax	(45,056)	(45,101)
Total stockholders’ equity	185,989	248,793
Total liabilities and stockholders’ equity	$3,117,554	$3,130,465

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2023, 2022, and 2021

	For the years ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
INTEREST INCOME
Interest and fees on loans	$152,942	$111,002	$97,933
Interest on securities, deposit accounts, and federal funds sold	16,053	10,650	5,613
Total interest income	168,995	121,652	103,546
INTEREST EXPENSE
Interest on deposits	59,969	11,260	6,437
Interest on subordinated notes	2,209	2,215	2,627
Interest on FHLB and FRB borrowings	13,776	3,610	2,001
Total interest expense	75,954	17,085	11,065
Net interest income	93,041	104,567	92,481
Provision for credit losses - loans	24,703	25,687	117
Provision (benefit) for credit losses - unfunded commitments	(2,380)	—	—
Total provision for credit losses	22,323	25,687	117
Net interest income after provision for credit losses	70,718	78,880	92,364
NONINTEREST INCOME
Fair value adjustments of other equity investments	(110)	9,306	7,316
Loss on sale of other equity investments	(1,636)	—	—
Gain on sale of Paycheck Protection Program loans	—	—	24,315
Residential mortgage banking income, including MSRs	10,000	20,647	37,022
Gain on sale of guaranteed government loans	5,704	4,734	2,005
Gain on termination of interest rate swaps	—	—	6,221
Wealth and trust management	1,839	1,769	2,373
Service charges on deposit accounts	1,423	1,289	1,464
Increase in cash surrender value of bank owned life insurance	1,195	1,348	932
Bank and purchase card, net	1,703	2,240	1,805
Other	8,423	6,759	3,535
Total noninterest income	28,541	48,092	86,988
NONINTEREST EXPENSE
Salaries and employee benefits	58,158	56,006	61,481
Occupancy and equipment	6,506	5,916	6,413
Data processing	5,686	4,593	4,233
Legal and regulatory filings	4,613	3,004	1,736
Advertising and marketing	1,157	1,460	1,364
Communications	4,410	3,825	2,810
Audit and accounting fees	2,821	1,304	902
FDIC insurance	5,059	1,340	1,014
Intangible amortization	1,295	1,525	1,671
Other contractual services	7,713	3,137	2,783
Other taxes and assessments	3,216	2,668	2,607
Regulatory remediation	10,459	7,442	—
Merger-related	—	50	11,868
Goodwill impairment	26,826	—	—
ESOP litigation	6,000	—	—
Other	14,184	12,506	12,106
Total noninterest expense	158,103	104,776	110,988
(Loss) income from continuing operations before income tax expense	(58,844)	22,196	68,364
Income (benefit) tax expense	(7,071)	5,199	15,740
Net (loss) income from continuing operations	$(51,773)	$16,997	$52,624
Discontinued Operations
Income (loss) from discontinued operations before income taxes (including gain on disposal of $471 thousand for the year ended December 31, 2022)	—	426	(183)
Income tax expense (benefit)	—	89	(39)
Net income (loss) from discontinued operations	—	337	(144)
Net (loss) income	$(51,773)	$17,334	$52,480
Net income from discontinued operations attributable to noncontrolling interest	—	(1)	(3)
Net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(51,773)	$17,333	$52,477
Net (loss) income available to common stockholders	$(51,773)	$17,333	$52,477
Basic and diluted (loss) earnings per share from continuing operations	$(2.73)	$0.90	$2.95

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2023, 2022, and 2021

	For the years ended December 31,
(Dollars in thousands)	2023	2022	2021
Net (loss) income	$(51,773)	$17,334	$52,480
Other comprehensive (loss) income:
Gross unrealized losses on securities available for sale arising during the period	(592)	(53,405)	(6,093)
Deferred income tax benefit	132	11,936	1,279
Reclassification of net loss on securities available for sale included in net income	649	—	144
Income tax benefit	(145)	—	(30)
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	44	(41,469)	(4,700)
Gross unrealized gains on interest rate swaps	—	—	7,240
Deferred income tax benefit	—	—	(1,521)
Reclassification of net gains on interest rate swaps included in net income	—	—	(6,221)
Income tax expense	—	—	1,307
Unrealized gains on interest rate swaps, net of tax	—	—	805
Reclassification of net loss (gain) on pension and post-retirement benefit plans included in net income	2	—	(2)
Income tax benefit (expense)	(1)	—	1
Loss (gain) on pension and post-retirement benefit plans	1	—	(1)
Other comprehensive gain (loss), net of tax	45	(41,469)	(3,896)
Comprehensive net (loss) income	$(51,728)	$(24,135)	$48,584
Comprehensive net income from discontinued operations attributable to noncontrolling interest	—	(1)	(3)
Comprehensive net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(51,728)	$(24,136)	$48,581

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

As of and for the years ended December 31, 2023, 2022, and 2021

(Dollars in thousands except share data)	Shares of Common Stock (1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Noncontrolling Interest of Discontinued Operations	Total
Balance, December 31, 2020	8,577,932	$66,771	$252	$40,688	$264	$225	$108,200
Net income	—	—	—	52,477	—	3	52,480
Other comprehensive loss	—	—	—	—	(3,896)	—	(3,896)
Dividends on common stock	—	—	—	(7,183)	—	—	(7,183)
Issuance of common stock and other consideration paid in business combination	9,951,743	125,403	—	—	—	—	125,403
Stock option exercises	89,786	804	—	—	—	—	804
Restricted stock awards, net of forfeitures	154,621	1,331	—	—	—	—	1,331
Balance, December 31, 2021	18,774,082	$194,309	$252	$85,982	$(3,632)	$228	$277,139
Cumulative effect adjustment of change in accounting method, net of income taxes	—	—	—	3,542	—	—	3,542
Net income	—	—	—	17,333	—	1	17,334
Other comprehensive loss	—	—	—	—	(41,469)	—	(41,469)
Dividends on common stock	—	—	—	(9,175)	—	—	(9,175)
Stock option exercises	1,183	14	—	—	—	—	14
Restricted stock awards, net of forfeitures	169,584	1,564	—	—	—	—	1,564
Dividend reinvestment plan issuances	5,480	73	—	—	—	—	73
Disposition of noncontrolling interest	—	—	—	—	—	(229)	(229)
Balance, December 31, 2022	18,950,329	$195,960	$252	$97,682	$(45,101)	$—	$248,793
Cumulative effect adjustment due to implementation of accounting standard, net of income taxes	—	—	—	(8,111)	—	—	(8,111)
Net loss	—	—	—	(51,773)	—	—	(51,773)
Other comprehensive income	—	—	—	—	45	—	45
Dividends on common stock	—	—	—	(4,641)	—	—	(4,641)
Stock option exercises	3,750	26	—	—	—	—	26
Restricted stock awards, net of forfeitures	236,863	1,573	—	—	—	—	1,573
Dividend reinvestment plan issuances	7,437	77	—	—	—	—	77
Balance, December 31, 2023	19,198,379	$197,636	$252	$33,157	$(45,056)	$—	$185,989

(1) Common stock outstanding as of and for the periods presented is reflective of the Company's 3-for-2 stock split effective April 30, 2021 (the "Stock Split").

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2023, 2022, and 2021

	For the years ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net (loss) income from continuing operations	$(51,773)	$16,997	$52,624
Net income (loss) from discontinued operations	—	337	(144)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill impairment	26,826	—	—
Depreciation and amortization	1,696	1,977	2,144
Deferred income tax (benefit) expense	(7,055)	(20)	1,923
Provision for credit losses - loans	24,703	25,687	117
Benefit for credit losses - unfunded commitments	(2,380)	—	—
Accretion of fair value adjustments (discounts) on acquired loans	(2,611)	(7,392)	(2,006)
Accretion of fair value adjustments (premiums) on acquired time deposits and acquired subordinated notes	(898)	(1,581)	(3,401)
Proceeds from sale of mortgage loans held for sale	251,797	522,252	1,228,021
Mortgage loans held for sale, originated	(248,721)	(416,772)	(1,171,787)
Gain on sale of mortgage loans	(2,098)	(4,451)	(21,432)
Proceeds from sale of guaranteed government loans held for sale	82,524	54,271	—
Guaranteed government loans held for sale, originated	(36,661)	(88,077)	—
Gain on sale of guaranteed government loans	(5,704)	(4,734)	—
Gain on sale of Paycheck Protection Program loans	—	—	(24,315)
Loss (gain) on disposal of premises and equipment and other assets	530	(263)	110
Realized loss on sale of available for sale securities	649	—	144
Realized loss on sale of other equity securities and other investments	1,523	—	—
Investment amortization expense, net	653	1,332	1,865
Amortization of subordinated debt issuance costs	35	35	206
Intangible amortization	1,295	1,525	1,671
Fair value adjustments of other equity investments	110	(9,306)	(7,316)
Fair value adjustments attributable to mortgage servicing rights	2,887	(2,248)	—
Fair value adjustments on other real estate owned	—	—	75
Increase (decrease) in cash surrender value of bank owned life insurance	1,195	(1,348)	(932)
Increase in accrued interest receivable	(3,398)	(1,996)	(4,145)
(Increase) decrease in other assets	(16,632)	2,389	16,492
Increase (decrease) in other liabilities	25,564	5,262	(10,921)
Net cash provided by operating activities - continuing operations	44,056	93,876	58,993
Net cash provided by operating activities - discontinued operations	—	55	220
Cash provided by operating activities	44,056	93,931	59,213
Cash Flows From Investing Activities
Net increase in loans held for investment	(70,125)	(631,797)	(59,053)
Net (increase) decrease in federal funds sold	(3,025)	42,477	(41,396)
Purchases of securities available for sale	—	(68,261)	(264,929)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	32,708	32,655	71,804
Proceeds from sale of other equity investments and other investments	7,854	—	—
Proceeds from sale of other real estate owned	264	70	341
Proceeds from sale of Paycheck Protection Program loans	—	—	705,930
Net decrease (increase) in Paycheck Protection Program loans	9,581	18,439	(382,830)
Net change in restricted equity and other investments	2,682	(13,899)	(78)
Purchase of premises and equipment	(961)	(455)	(1,217)
Proceeds from sale of premises and equipment and other assets	1,016	2,211	547
Purchase of bank owned life insurance	—	—	(9,600)
Redemption of bank owned life insurance	—	414	—
Proceeds from sale of LSMG	250	—	—
Capital calls of small business investment company funds and other investments	(5,128)	(11,310)	(11,582)
Net cash acquired in acquisition of Bay Banks of Virginia, Inc.	—	—	44,066
Nonincome distributions from limited liability companies	1,671	1,028	647
Net cash (used in) provided by investing activities - continuing operations	(23,213)	(628,428)	52,650
Net cash provided by (used in) investing activities - discontinued operations	—	245	(166)
Cash (used in) provided by investing activities	(23,213)	(628,183)	52,484

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(436,839)	312,277	452,173
Net increase (decrease) in time deposits	501,162	(106,061)	(127,174)
Common stock dividends paid	(4,641)	(9,175)	(7,183)
FHLB advances	1,940,000	822,900	721,000
FHLB repayments	(2,041,700)	(521,200)	(836,000)
FRB advances	65,000	—	434,336
FRB repayments	(51)	(17,850)	(722,900)
Stock option exercises	26	14	804
Dividend reinvestment plan issuances	77	73	—
Redemption of subordinated notes	—	—	(14,150)
Net cash provided by (used in) financing activities - continuing operations	23,034	480,978	(99,094)
Net cash provided by financing activities - discontinued operations	—	—	—
Cash provided by (used in) financing activities	23,034	480,978	(99,094)
Net increase (decrease) in cash and due from banks	43,877	(53,274)	12,603
Cash and due from banks at beginning of period	77,274	130,548	117,945
Cash and due from banks and restricted cash at end of period	$121,151	$77,274	$130,548
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$67,868	$16,011	$11,583
Income taxes	$6,656	$2,077	$10,131
Non-cash investing and financing activities:
Unrealized losses on securities available for sale	$(592)	$(53,405)	$(6,024)
Restricted stock awards, net of forfeitures	$1,573	$1,564	$1,331
Assets acquired in business combination	$—	$—	$1,224,583
Liabilities assumed in business combination	$—	$—	$1,107,036
Effective settlement of subordinated notes in business combination	$—	$—	$650
Change in goodwill	$(26,826)	$—	$7,206
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	$(8,111)	$—	$—
Cumulative effect adjustment of change in accounting method, net of income taxes	$—	$3,542	$—

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

The Bank operates under a national charter and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”). Consequently, it undergoes periodic examinations by this regulatory authority. As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Bureau of Financial Institutions of the Virginia State Corporation Commission, which also periodically conduct examinations of the holding company's activities.

As of December 31, 2023, the Bank operated twenty-seven full-service banking offices across its footprint, which stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and into north-central North Carolina.

The Company, through the Financial Group, offers management services for personal and corporate trusts, including estate planning, estate settlement and trust administration, insurance products, and investment and wealth management. The Bank’s mortgage banking activities include a retail mortgage business operating as Monarch Mortgage. The Company, through its minority investment in Hammond Insurance Agency, Inc. (“Hammond Insurance”) offers property and casualty insurance to individuals and businesses. Employment benefit services are offered under the trade name BluePoint Benefits.

Restatement

On October 31, 2023, the Company and the Audit Committee of its board of directors, after consultation with the Company’s independent registered public accounting firm and the OCC, determined that certain specialty finance loans that, as previously disclosed, were placed on nonaccrual, reserved for, or charged off in the interim periods ended March 31, 2023 and June 30, 2023 should have been reported as nonaccrual, reserved for, or charged off in earlier periods. On November 14, 2023, the Company filed amendments to its annual report on Form 10-K for the year ended December 31, 2022 and its quarterly reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023 to restate the consolidated financial statements included therein.

The Company does not believe that the restatements reflect any significant financial impact on the Company's financial condition as of December 31, 2023, or any trends in the Company's business or its prospects. The consolidated financial statements included in this Form 10-K reflect the effects of the aforementioned restatement as of and for the year ended December 31, 2022.

Regulatory Matters

On August 29, 2022, the Bank entered into a formal written agreement (the “Written Agreement”) with the OCC, the Bank's primary federal banking regulator. On January 24, 2024, the Bank consented to the issuance of a consent order (the “Consent Order”) with the OCC. The Consent Order replaces the Written Agreement, which principally concerned the Bank's fintech operations, and generally incorporates the provisions of the Written Agreement, as well as adding certain new provisions.

Under the terms of the Consent Order, the Bank and/or the board of directors of the Bank is required to take certain actions, including but not limited to, the following:

•
Maintain a compliance committee of the Bank’s board of directors to monitor and oversee compliance with the Consent Order and regularly submit progress reports to the OCC.
•
Submit a written plan acceptable to the OCC detailing remedial actions needed to achieve and sustain compliance with the Bank Secrecy Act (the “BSA”) and the Consent Order, and to address all Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) deficiencies, violations, and corrective actions communicated to the Bank.

•
Adopt, review, and monitor the Bank’s management in implementing and adhering to, a written program to effectively assess and manage the risks posed by the Bank’s third-party relationships.
•
Obtain the OCC’s written non-objection prior to onboarding or signing a contract with a new third-party fintech relationship, or offering new products or services or conducting new activities with or through existing third-party fintech relationships.
•
Ensure that onboarding of new end user accounts within existing third-party fintech relationships and subpartners complies with BSA/AML requirements and submit supporting information to the OCC.
•
Adopt, review, and monitor the Bank’s management in implementing and adhering to, an effective written BSA risk assessment program to ensure they provide a comprehensive and accurate assessment of the BSA compliance risk across all products, services, customers, entities, geographic locations of customers, transactions, accounts, and methods the Bank uses to interact with its customers.
•
Adopt a revised and expanded independent BSA audit program.
•
Ensure that the Bank’s BSA function is appropriately staffed with personnel that have requisite expertise, training, skills, and authority, including maintaining a permanent, qualified, and experienced BSA officer.
•
Adopt, review, and monitor the Bank’s management in implementing and adhering to, revised and expanded risk-based policies, procedures, and processes to obtain and analyze appropriate customer due diligence, enhanced due diligence and beneficial ownership information for all Bank customers.
•
Ensure that the Bank’s management develops, implements, and adheres to an enhanced written risk-based program for all lines of business, including accounts and sub-accounts provided by and through the Bank’s third-party relationships, to ensure compliance with OCC regulations in the filing of suspicious activity reports.
•
Submit to the OCC, for review and prior written non-objection, a revised action plan to conduct an expanded review and provide a written report of the Bank’s suspicious activity monitoring, including with respect to high-risk customer activity involving the Bank’s third-party relationships.
•
Implement and adhere to an acceptable written program to effectively assess and manage the Bank’s information technology activities, including those activities conducted through and by the Bank’s third-party relationships.
•
Submit to the OCC, for review and prior written non-objection, an acceptable written strategic plan. Any action that would significantly deviate from the strategic plan must receive prior non-objection from the OCC.
•
Maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%, referred to as Individual Minimum Capital Ratios (“IMCRs”). The Bank may not be deemed to be “well capitalized” for purposes of the bank regulatory framework for prompt corrective action. If the Bank fails to achieve and maintain the IMCRs, the OCC may deem the Bank to be “undercapitalized” under such regulatory provisions.
•
Submit to the OCC, for review and prior written non-objection, an acceptable written capital plan, consistent with the Bank’s strategic plan, including specific plans for the achievement and maintenance of adequate capital no less than that required by the Consent Order.

Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.13 and 10.14, respectively, to this Form 10-K.

Securities Purchase Agreement

On December 21, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Kenneth R. Lehman, Castle Creek Capital Partners VIII, L.P. (“Castle Creek”), other institutional investors, and certain directors and executive officers of the Company (collectively, the “Purchasers”) pursuant to which the Company has agreed to issue and sell to the Purchasers (i) 60 million shares of the Company’s common stock at a purchase price of $2.50 per share and (ii) warrants to purchase approximately 29.4 million shares of the Company’s common stock at an exercise price of $2.50 per share in a private placement (the “Private Placement”), for gross proceeds of $150 million. The Company will issue the warrants to each Purchaser other than the Company’s directors and executive officers who are participating in the Private Placement.

The obligations of the Company and the Purchasers to consummate the Private Placement pursuant to the Securities Purchase Agreement are subject to the satisfaction or waiver of certain closing conditions, including receipt of shareholder approval of (i) an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock to 150 million shares and (ii) the issuance of the shares, the warrants, and the warrant shares pursuant to applicable listing standards of the NYSE American Market.

The closing is further conditioned on (i) receipt by Mr. Lehman and Castle Creek of any required bank regulatory approvals, waivers, or non-objections; (ii) the shares and warrant shares having been authorized for listing on the NYSE American market; (iii) the Purchasers having remitted an aggregate of at least $130 million (including at least $3.1 million by directors and executive officers of the Company); and (iv) the Bank complying with certain minimum capital requirements.

The Private Placement is subject to closing conditions and is expected to close late in the first quarter or early in the second quarter of 2024. The Company plans to use the net proceeds from the Private Placement for general corporate purposes and to reposition business lines, support organic growth, and enhance capital levels of the Bank, including meeting the IMCRs per the Consent Order. A complete copy of the Securities Purchase Agreement is included as Exhibit 10.15 to this Form 10-K.

Going Concern

In connection with the preparation of financial statements for each reporting period, the Company evaluates whether conditions or events, considered in the aggregate, exist that would raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. If substantial doubt exists, specific disclosures are required to be included in the Company's financial statements issued.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, liquidation of liabilities, and other considerations in the normal course of business. The realization of assets and the liquidation of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and maintain sufficient liquidity.

Management has developed the following plans to alleviate the substantial doubt about the Company’s ability to continue as a going concern:

•
Compliance with the Consent Order - The Company's management and board of directors is actively working to bring policies, procedures, and operations into conformity with OCC directives. In connection therewith, the Company has plans to substantially exit its banking-as-a-service (“BaaS”) fintech operations in 2024. Additionally, the Bank has added talented leadership to solidify the risk management practices of the Company. The Company is also utilizing third-party consultants and other advisors to assist in complying with OCC directives.
•
Increasing Capital - In the latter half of 2023, the Company initiated a capital raise, which culminated in the Private Placement. On March 7, 2024, the Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") disclosing that the Company had received sufficient votes to approve the Private Placement at a special meeting of shareholders held on March 6, 2024. A substantial portion of the net proceeds of the Private Placement will be immediately contributed to the Bank as tier 1 regulatory capital to meet the IMCRs as outlined in the Consent Order.
•
Managing Liquidity - Managing the Company's liquidity position through the substantial exit of the BaaS operations will require significant liquidity oversight. The Company has a closely managed BaaS winddown plan that is an element of its liquidity management. Management intends to utilize proceeds from the Private Placement, the contraction of the Company’s balance sheet, particularly loans, secured funding facilities, as well as core deposit growth to meet its liquidity requirements.
•
Improving Asset Quality - The increase in the Company’s allowance for credit losses ("ACL"), charge-offs, and nonperforming loans as of and for the years ended December 31 2023 and 2022 were largely related to a group of specialty finance loans. The Company does not believe this level of nonperforming loans is representative of its loan portfolio, as a whole, and expects these levels will decline going forward. Additionally, the Company routinely undergoes third-party independent loan reviews, and recent reviews have supported these beliefs. However, many conditions affect borrowers’ ability to repay their loans, including, but not limited to, property values, interest rates, and general market conditions.
•
Increasing Earnings - Nonrecurring items contributed to the reported $51.8 million net loss for the year ended December 31, 2023, including a $26.6 million non-cash, after-tax goodwill impairment charge and a $4.8 million after-tax settlement reserve for the ESOP litigation assumed in the 2019 acquisition of Virginia Community Bankshares, Inc. ("VCB"). The Company also reported a significant increase in its ACL in 2023 related to a group of specialty finance loans. Satisfying the Consent Order and substantially exiting fintech BaaS activities will significantly reduce noninterest expenses and improve earnings.

Based on management’s assessment of the Company’s ability to alleviate the substantial doubt about its ability to continue as a going concern, these consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Other Matters

On May 15, 2023, the Company sold its wholesale mortgage business operating as LenderSelect Mortgage Group (“LSMG”) to a third-party for $250 thousand in cash. The Company recorded a loss on the sale of LSMG of $553 thousand, which is reported in other noninterest income in the consolidated statements of operations for the year ended December 31, 2023.

The Company sold its majority interest in MoneyWise Payroll Solutions, Inc. ("MoneyWise") to the holder of the minority interest in MoneyWise in the first quarter of 2022. Asset and liability balances and statement of operation amounts related to MoneyWise are reported as discontinued operations for all periods presented.

On January 31, 2021, the Company completed a merger with Bay Banks of Virginia, Inc. (“Bay Banks”), a bank holding company conducting substantially all its operations through its bank subsidiary, Virginia Commonwealth Bank, and the Financial Group (formerly VCB Financial Group, Inc.). Immediately following the Company’s merger with Bay Banks, Bay Banks’ subsidiary bank was merged with and into the Bank, while the Financial Group became a subsidiary of the Company (collectively, the “Bay Banks Merger”). Information contained herein as of December 31, 2023 and 2022 includes the balances of Bay Banks; information contained herein as of and for the year ended December 31, 2021 includes the operations of Bay Banks for the period immediately following the effective date of the Bay Banks Merger (January 31, 2021) through December 31, 2021.

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

(a) Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to accounting for business combinations, accounting for acquired loans, the allowance for credit losses, the valuation of deferred tax assets, mortgage servicing rights, and the valuation of derivative instruments and certain investments.

(b) Cash and due from banks, federal funds sold, and restricted cash

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

Restricted cash represents amounts held in an interest-earning collateral account at a financial institution for the benefit of one of the Bank's network partners. This network partner facilitates the Bank's fintech banking-as-a-service transactions.

(c) Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity ("HTM") and carried at amortized historical cost. Securities not intended to be HTM are classified as available for sale ("AFS") and carried at fair value. Securities AFS are intended to be used as part of the Company’s asset and liability management strategy and may be sold in response to liquidity needs, changes in interest rates, prepayment risk, or other similar factors. Securities reclassified from one category to another are transferred at fair market value.

Amortization of premiums and accretion of discounts on securities are reported as adjustments to interest income using the effective interest method. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold using the specific identification method and recorded on the date of settlement. Unrealized gains and losses on investment securities AFS are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders’ equity, net of tax, whereas realized gains and losses flow through the Company’s current earnings.

The Company has made equity investments in a fintech company and other limited partnership investments, which are being accounted for as equity securities under Accounting Standards Codification ("ASC") 321, Investments – Equity Investments. Few of these equity investments have readily-determinable fair values and most are reported at cost, less impairment, if any. The Company reports such investments at fair value if observable market transactions have occurred in similar securities. Several of the Company's equity investments had observable market transactions in 2023 and 2022 that, in the opinion of management, were in securities similar to the Company's existing investments. Accordingly, the Company recorded fair market value adjustments (unrealized (losses) gains) on its existing investments totaling ($110 thousand), $9.3 million, and $7.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, which are reported in noninterest income as fair value adjustments on other equity investments on Company's the consolidated statements of operations. These investments, inclusive of the fair value adjustments, totaled $12.9 million and $23.8 million as of December 31, 2023 and 2022, respectively, and are included in other equity investments on the Company's consolidated balance sheets. Other equity investments are also periodically evaluated for impairment using information obtained either directly from the investee or from a third-party broker. If an impairment has been identified, the carrying value of the investment is written down to its estimated fair market value through a charge to earnings.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which are reported in other investments on the consolidated balance sheets, and totaled $29.5 million and $24.7 million as of December 31, 2023 and 2022, respectively. These investments do not have readily-determinable fair values, are generally reported at amortized cost, and are periodically evaluated for potential impairment.

(d) Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at estimated fair value in the aggregate. Changes in fair value are recognized in residential mortgage banking income on the consolidated statements of operations. The Company participates in a mandatory delivery program for its government guaranteed and conventional mortgage loans. Under the mandatory delivery program, loans with interest rate locks are paired with the sale of a to-be-announced (“TBA”) mortgage-backed security bearing similar attributes in the aggregate. Under the mandatory delivery program, the Bank commits to deliver loans to an investor at an agreed upon price after the close of such loans. During 2023, the Company began participating with a best efforts delivery program, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked. As of December 31, 2023 and 2022, residential mortgage loans classified as held for sale on the Company's consolidated balance sheets were $14.1 million and $15.1 million, respectively.

Certain consumer and small business loans originated by the Company and sourced by fintech partners are classified on the Company's consolidated balance sheets as held for sale. These loans are originated by the Bank are sold directly to the applicable fintech partner at par, generally up to 30 days from origination. These loans are carried at amortized cost. As of December 31, 2023 and 2022, fintech loans held for sale totaled $27.7 million and $9.8 million, respectively, and are included in loans held for sale on the Company's consolidated balance sheets.

The Company holds for sale the conditionally guaranteed portion of certain loans guaranteed by the U.S. Small Business Administration or the U.S. Department of Agriculture, collectively referred to as “government guaranteed loans”. These loans are carried at the lower of cost or fair market value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Gains or losses on government guaranteed loans held for sale are recognized upon completion of the sale, based on the difference between the selling price and the carrying value of the related loan sold. As of December 31, 2023 and 2022, government guaranteed loans classified as held for sale on the Company's consolidated balance sheets were $4.5 million and $44.7 million, respectively.

(e) Loans Held for Investment and ACL

Loans that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported held for investment at their outstanding principal balance adjusted for any charge-offs and net of any deferred fees (including purchase accounting adjustments) and origination costs (collectively referred to as “recorded investment”). Loan origination fees and certain direct origination costs are deferred and accreted (or amortized) as an adjustment of the yield using the payment terms required by the loan contract.

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

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments along with amendments ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and ASU 2022-02 - Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Together, these ASUs, referred to herein as “ASC 326”, replace the incurred loss impairment methodology with the current expected credit loss methodology (“CECL”) and require consideration of a broader range of information to determine credit loss estimates at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 applies to financial assets subject to credit losses that are measured at amortized cost and certain off-balance sheet credit exposures, which include, but are not limited to, loans held for investment, leases, securities HTM, loan commitments, and financial guarantees.

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
(1) Included in other liabilities on the consolidated balance sheets

The ACL represents management’s best estimate of credit losses over the remaining life of the loan portfolio. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged-off amounts (recoveries) are recorded as increases to the ACL. The provision for credit losses is an amount sufficient to bring the ACL to an estimated balance that management considers adequate to absorb lifetime expected losses in the Company’s held for investment loan portfolio. The ACL is a valuation account that is deducted from the loans' recorded investment to present the net amount expected to be collected on the loans. In accordance with ASC 326, the Company elected to exclude accrued interest from the recorded investment basis in its determination of the ACL for loans held for investment, and instead reverses accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status.

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party CECL model in estimating the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company determined that using federal call codes is an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan's underlying collateral. Using federal call codes also allows the Company to utilize publicly-available external information when developing its estimate of the ACL. The discounted cash flow ("DCF") method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows for each individual loan and discounting them back to their present value using the loan's contractual interest rate, which is adjusted for any net deferred fees, costs, premiums, or discounts existing at the loan's origination or acquisition date (also referred to as the effective interest rate). The DCF method also considers factors such as loan term, prepayment or curtailment assumptions, and other relevant economic factors that could affect future cash flows. By discounting the cash flows, this method incorporates the time value of money and reflects the credit risk inherent in the loan.

In applying future economic forecasts, the Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. The Company considers economic forecasts of national gross domestic product and unemployment rates from the Federal Open Market Committee to inform the model for loss estimation. Historical loss rates used in the quantitative model were derived using both the Bank's and peer bank data obtained from publicly-available sources (i.e., federal call reports) encompassing an economic cycle (specifically, the period of 2004 through 2019). The Bank's peer group utilized is comprised of financial institutions of relatively similar size (i.e., $3 - $5 billion of total assets) and in similar markets. Management also considers qualitative adjustments when estimating loan losses to take into account the model's quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and depth of management, regional and local economic trends and conditions, concentrations of credit, competition, and loan review results.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan-by-loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and is based on whether (1) the risk grade of the loan is substandard or worse and the balance exceeds $500,000, (2) the risk grade of the loan is special mention and the balance exceeds $1,000,000, or (3) the loan's terms differ significantly from other pooled loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan's effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan discounted for estimated costs to sell the collateral for collateral-dependent loans. If the net value applying these measures is less than the loan's recorded investment, a specific reserve is recorded in the ACL and charged-off in the period when management believes the loan balance is no longer collectible.

The Company has an ACL management "work group", which includes the Chief Financial Officer, Chief Credit Officer, Chief Accounting Officer, and head of the Bank's special asset group, who approve the key methodologies and assumptions, as well as the final ACL, on a quarterly basis. While management uses available information at the time of estimation to determine expected credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, changes in underlying facts for individually evaluated loans, and/or economic conditions. In addition, bank regulatory agencies and the Company's independent auditors periodically review its ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on judgments different than those of management.

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
•
Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets. In the case of speciality finance loans, the collateral may include intangible assets, the enterprise value of a company, or investments in publicly or privately traded companies.
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

Acquired Loans

The Company has acquired loans through its mergers with Bay Banks and Virginia Community Bankshares, Inc. in 2019. Prior to the adoption of ASC 326, a portion of these loans were classified as purchased-credit impaired ("PCI") under ASC 310-30 – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Upon the adoption of ASC 326, the Company elected to designate its existing PCI loans as purchased credit deteriorated ("PCD") loans using the prospective transition approach. Previously established PCI loan "pools" were eliminated, and, as a result, an increase in the ACL for PCD loans of $665 thousand was recorded, and a corresponding increase in the recorded investment basis of loans held for investment was recorded. This amount represented the then-existing credit discount. The recorded investment of PCD loans post ASC 326 adoption on January 1, 2023 was

$59.3 million, which includes a non-credit discount of $5.6 million that is accreted into interest income over the remaining contractual lives of the underlying loans.

Modified Loans

ASU 2022-22 eliminated the concept of troubled debt restructurings ("TDRs") from the accounting standards for companies that have adopted ASC 326. ASU 2022-02 requires additional disclosures for certain loan modifications and disclosures of gross charge-offs by year of origination. Specifically, loan modification disclosures in periods subsequent to the adoption of ASC 326 must be made for modifications of existing loans to borrowers who were experiencing financial difficulties at the time of the modification. The modification type must include a direct change in the timing or amount of a loan's contractual cash flows. The additional disclosures are applicable to situations where there is: principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (generally, greater than 90 days), a term extension, or any combination thereof.

ACL for Securities AFS

The Company evaluates the fair value and credit quality of its securities AFS portfolio on a quarterly basis. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s securities AFS portfolio are security type and credit rating, which is influenced by a number of security specific factors that may include obligor cash flow, geography, seniority, and others. If unrealized losses are related to credit quality, the Company estimates the credit-related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. Subsequent to the adoption of ASC 326, if the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, then an ACL is recorded for the credit loss through a provision for credit losses, limited by the amount that the fair value is less than amortized cost basis. As of December 31, 2022, the Company did not have any other-than-temporarily impaired securities AFS; therefore, upon adoption of ASC 326, an ACL for securities AFS was not warranted.

Reserve for Unfunded Commitments

The Company estimates expected credit losses over the contractual period when the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The reserve for unfunded commitments is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and the existence of third-party guarantees, and estimate of credit losses on commitments expected to be funded is determined using the same loss rates of similar financial instruments derived in the estimation of ACL for loans held for investment. Upon the adoption of ASC 326, the Company recorded an increase in its reserve for unfunded commitments of $3.7 million, along with an after-tax cumulative effect adjustment, which reduced stockholders' equity by $2.9 million.

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

Most of the Company’s leases include renewal options, with renewal terms extending the lease obligation up to as much as eight years. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised as assessed at lease commencement. As of and for the years ended December 31, 2023 and 2022, the Company did not have any leases that met the standard definition of a finance lease nor did it engage in any sale-leaseback transactions or have any material sublease income. In accordance with the ASC, the Company elects not to recognize an ROU asset and lease obligation for contracts with an initial term of twelve months or less. The expense associated with these short-term leases is included in noninterest expense in the consolidated statements of operations. To the extent that a lease arrangement includes both lease and non-lease components, the Company has elected not to account for these separately.

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

(i) Mortgage Servicing Rights (“MSR”) Assets

MSR assets represent the economic value associated with servicing a mortgage loan during the life of the loan. The Company retains servicing rights on mortgages originated and sold to the secondary market. The assets are separate from the underlying mortgage and may be retained or sold by the Company when the related mortgage is sold. Under ASC 860, Transfers and Servicing, MSR assets are initially recognized at fair value and subsequently accounted for using either the amortization method or the fair value measurement method. Beginning January 1, 2022, the Company elected the fair value measurement method for accounting for MSR assets; prior to this, MSR assets were recorded under the amortization method. This change in accounting method, which was an irrevocable election, was prospective in nature and resulted in an after-tax difference in carrying values of its MSR assets under the two methods at the beginning of 2022. Consequently, a positive $3.5 million cumulative effect adjustment was recorded to stockholders’ equity as of January 1, 2022. MSR assets and servicing income are reported on the Company’s consolidated balance sheets and consolidated statements of operations, respectively.

(j) Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and reported as OREO. At the time of acquisition these properties are recorded at estimated fair value less estimated selling costs, with any write down charged to the allowance for credit losses and any gain on foreclosure recorded in the allowance up to the amount previously charged off, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at the lower of cost or fair value, less estimated selling costs. Adjustments are made for subsequent declines in the fair value of the assets, less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the period of the transaction.

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

A deferred tax liability is recognized for all temporary differences that will result in future taxable income; a deferred tax asset is recognized for all temporary differences that will result in future tax deductions, potentially reduced by a valuation allowance. A valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including future releases of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. Additionally, cumulative losses in recent years, if any, are considered negative evidence that may be difficult to overcome to support a conclusion that future taxable income, exclusive of reversing temporary differences and carryforwards, is sufficient to realize a deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The evaluation of the recoverability of deferred tax assets requires management to make significant judgments regarding the releases of temporary differences and future profitability, among other items.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019.

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

During the normal course of business, the Company enters into commitments to originate mortgage loans, whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). For commitments issued in connection with potential loans intended for sale, the Bank enters into positions of forward month mortgage-backed securities (“MBS”) TBA contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis. The Company enters into TBA contracts in order to control interest rate risk during the period between the rate lock commitment and mandatory sale of the mortgage loan. Both the rate lock commitment and the TBA contract are considered derivatives. A mortgage loan sold on a best efforts basis is locked into a forward sales contract with a counterparty on the same day as the rate lock commitment to control interest rate risk during the period between the commitment and the sale of the mortgage loan. Both the rate lock commitment and the forward sales contract are considered derivatives.

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

The Company may utilize interest rate swaps that qualify as cash flow hedges as defined by ASC 815, Derivatives and Hedging to reduce interest rate risk associated with future cash flow obligations. In 2020 and 2019, the Company entered into various interest rate swaps to reduce the interest rate risk associated with certain fixed rate advances from the designation date and through the maturity date. The Company terminated these cash flow hedges during the fourth quarter of 2021 and recorded a gain on the termination.

(o) Business Segments

The Company has three reportable business segments consisting of commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general financial services to its customers. It is distinct from the Company's mortgage banking division, which concentrates on residential mortgage origination and sales activities. Activities at the holding company or parent level are primarily associated with investments, borrowings, and certain noninterest expenses.

(p) Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07–Segment Reporting (Topic 280): Improvements to Reportable Segment

Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods certain disclosures that are currently required annually. Additionally, the ASU requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM"), as well as the metric that the CODM uses to gauge segment performance. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this ASU will only impact disclosures, with no impacts to results of operations, cash flows, and financial condition.

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU requires prospective application by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or alternately applying the amendments retrospectively by providing the revised disclosures for all period presented. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Note 3. Investment Securities and Other Investments

Investment securities available for sale are carried on the Company's consolidated balance sheets at fair value. The following table presents amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated.

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$212,214	$—	$(35,244)	$176,970
U.S. Treasury and agencies	79,856	—	(10,985)	68,871
State and municipal	50,682	—	(7,357)	43,325
Corporate bonds	36,902	12	(4,999)	31,915
Total investment securities	$379,654	$12	$(58,585)	$321,081

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$230,015	$51	$(33,730)	$196,336
U.S. Treasury and agencies	80,073	—	(12,911)	67,162
State and municipal	60,018	—	(9,025)	50,993
Corporate bonds	42,909	124	(3,183)	39,850
Total investment securities	$413,015	$175	$(58,849)	$354,341

At December 31, 2023 and 2022, securities with fair values of $35.9 million and $241.9 million, respectively, were pledged to secure the Bank’s line of credit with the FHLB. As of December 31, 2023, the Company pledged securities with $260.9 million of par value (amortized cost and fair value of $262.7 million and $218.7 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”), established by the Federal Reserve on March 12, 2023. The BTFP was created in response to industry events in early 2023 to provide banks with additional liquidity via a secured line of credit collateralized by eligible pledged securities.

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

		December 31, 2023
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	86	$7,497	$(45)	$169,474	$(35,199)	$176,971	$(35,244)
U.S. Treasury and agencies	29	283	(1)	68,399	(10,984)	68,682	(10,985)
State and municipal	65	536	(9)	41,118	(7,348)	41,654	(7,357)
Corporate bonds	39	7,469	(830)	21,683	(4,169)	29,152	(4,999)
Total	219	$15,785	$(885)	$300,674	$(57,700)	$316,459	$(58,585)

		December 31, 2022
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	78	$39,006	$(3,061)	$148,449	$(30,669)	$187,455	$(33,730)
U.S. Treasury and agencies	28	9,904	(1,039)	56,686	(11,872)	66,590	(12,911)
State and municipal	82	18,252	(2,178)	31,530	(6,847)	49,782	(9,025)
Corporate bonds	33	26,018	(2,283)	5,675	(900)	31,693	(3,183)
Total	221	$93,180	$(8,561)	$242,340	$(50,288)	$335,520	$(58,849)

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the dates stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,210	$3,097
Due after one year through five years	40,828	37,337
Due after five years through ten years	127,934	109,682
Due after ten years	207,682	170,965
Total	$379,654	$321,081

The Company evaluates the fair value and credit quality of its securities AFS portfolio no less than quarterly. At December 31, 2023 and 2022, the majority of securities in an unrealized loss position were of investment grade; however, a few did not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability thereby indicating limited exposure to asset quality or liquidity issues, which resulted in no identifiable credit losses. Investment securities with unrealized losses are generally pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost. As of December 31, 2023, there was no ACL for the Company's securities AFS portfolio.

Restricted equity investments consisted of stock in the FHLB (carrying basis $12.3 million and $14.7 million at December 31, 2023 and 2022, respectively), stock in the Federal Reserve Bank of Richmond ("FRB") (carrying basis of $5.9 million and $6.1 million at December 31, 2023 and 2022), respectively, and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both December 31, 2023 and 2022). Restricted equity investments are carried at cost.

The Company has various other equity investments, including investment in a fintech company and other limited partnership investments, totaling $12.9 million and $23.8 million as of December 31, 2023 and 2022, respectively.

The Company also holds investments in early-stage focused investment funds, SBICs, and low-income housing partnerships, which totaled $29.5 million and $24.7 million as of December 31, 2023 and 2022, respectively.

Note 4. Loans and Allowance for Credit Losses

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

All loan and ACL information presented as of December 31, 2023 is in accordance with ASC 326. As a result, the presentation of information pre-ASC 326 and post-ASC 326 adoption will not be comparable for most disclosures.

The following table presents loans held for investment, including Paycheck Protection Program ("PPP") loans, as of the dates stated.

	December 31,
(Dollars in thousands)	2023	2022
Commercial and industrial	$506,558	$590,049
Paycheck Protection Program	2,386	11,967
Real estate – construction, commercial	180,052	183,301
Real estate – construction, residential	75,832	76,599
Real estate – mortgage, commercial	870,540	864,989
Real estate – mortgage, residential	730,110	631,772
Real estate – mortgage, farmland	5,470	6,599
Consumer	59,169	47,423
Gross loans	2,430,117	2,412,699
Deferred loan fees, net of costs	830	(1,640)
Total	$2,430,947	$2,411,059

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $767.1 million and $436.0 million were pledged as of December 31, 2023 and 2022, respectively. The Company has pledged certain commercial and industrial loans totaling $161.0 million as collateral for borrowings with the FRB Discount Window as of December 31, 2023. Additionally, PPP loans were pledged as collateral for Paycheck Protection Program Liquidity Facility ("PPPLF") advances in the amount of $0 and $51 thousand as of December 31, 2023 and 2022, respectively.

The following table present the aging of the recorded investment of loans held for investment by loan category as of the dates stated.

	December 31, 2023
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$462,553	$2,235	$632	$1,709	$39,429	$506,558
Paycheck Protection Program	2,386	—	—	—	—	2,386
Real estate – construction, commercial	177,653	2,016	—	—	383	180,052
Real estate – construction, residential	75,309	523	—	—	—	75,832
Real estate – mortgage, commercial	855,263	2,109	714	574	11,880	870,540
Real estate – mortgage, residential	717,141	5,101	288	—	7,580	730,110
Real estate – mortgage, farmland	5,470	—	—	—	—	5,470
Consumer	55,084	2,298	279	754	754	59,169
Deferred loan fees, net of costs	830	—	—	—	—	830
Total Loans	$2,351,689	$14,282	$1,913	$3,037	$60,026	$2,430,947

The following table presents the recorded investment of nonaccrual loans held for investment by loan category as of the date stated.

	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$1,487	$37,942	$39,429
Real estate – construction, commercial	—	383	383
Real estate – construction, residential	—	—	—
Real estate – mortgage, commercial	2,024	9,856	11,880
Real estate – mortgage, residential	577	7,003	7,580
Consumer	—	754	754
Total	$4,088	$55,938	$60,026

For the year ended December 31, 2023, the Company recognized $223 thousand of interest income from nonaccrual loans.

Credit Quality Indicators

The Company segments loans held for investment into risk categories based on relevant information about the expected ability of borrowers to repay debt, such as current financial information, historical payment performance, experience, collateral adequacy, credit documentation, and current economic trends, among other factors. Management assigns loan risk grades by a numerical system as an indication of credit quality of its portfolio of loans held for investment. The Company uses the following definitions for loan risk ratings and periodically evaluates the appropriateness of these ratings across its loan portfolio. Independent third-party loan reviews are periodically performed on the Company's loan portfolio and such reviews are used to validate management's determination of loan risk grades. Bank regulatory agencies also periodically review the Company's loan portfolio, including loan risk grades and may, on occasion, change a grade based on their judgment of the facts at the time of review.

Risk Grade 1 – Strong: This grade is reserved for loans to the strongest of borrowers. These loans are to individuals or businesses where the probability of default is extremely low to the Bank and are secured with collateral where the loss given default is unlikely because of the source of repayment such as a lien on a deposit account held at the Bank. Character, credit history, and ability of individuals or company principals are excellent. High liquidity, minimum risk, strong ratios, and low servicing cost are present.

Risk Grade 2 – Minimal: This grade is reserved for loans to borrowers who are deemed exceptionally strong. These loans are within established guidelines and where the borrowers have documented significant overall financial strength with consistent and predictable cash flows. These loans have excellent sources of repayment, significant balance sheet liquidity, no significant identifiable risk of collection, and conform in all respects to policy, underwriting standards, and federal and state regulations (no exceptions of any kind). In addition, guarantor support, when provided, is viewed as excellent.

Risk Grade 3 – Acceptable: This grade is reserved for loans to borrowers who are deemed strong. These loans have adequate sources of repayment, with minimal identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics: (1) conformity in all respects with policy, guidelines, underwriting standards, and federal and state regulations (no exceptions of any kind), (2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt. In addition, guarantor support, when provided, is viewed as strong.

Risk Grade 4 – Satisfactory: This grade is given to satisfactory loans containing more, but deemed acceptable, risk and where the borrower is assessed as sound. These loans have adequate sources of repayment, with minimal identifiable risk of collection. Loans assigned this risk grade will demonstrate the following characteristics: (1) general conformity to the Bank's underwriting requirements, with limited exceptions to policy, product, or underwriting guidelines. All exceptions noted have documented mitigating factors that offset any additional risk associated with the exceptions noted, (2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt. In addition, guarantor support, when provided, is viewed as satisfactory.

Risk Grade 5 – Watch: This grade is for satisfactory loans containing acceptable but elevated risk. These loans are characterized by borrowers who exhibit signs of financial distress or experience unstable or unfavorable change(s) adversely impacting their current or expected financial condition. The borrower's management is deemed to be satisfactory, the collateral securing the loan may have decreased in value, the debt service coverage ratio is inconsistent or breakeven but mostly positive, and/or guarantor support, if any, is limited or marginal. Loans classified as Watch warrant additional monitoring by management.

Risk Grade 6 – Special Mention: This grade is for loans that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the Bank's credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Special mention credits typically do not conform to underwriting guidelines and/or exceptions without mitigating factors, or have emerging weaknesses that may or may not be cured with the passage of time.

Risk Grade 7 – Substandard: A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. The probability of default is likely and may have occurred. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. The weaknesses may include, but are not limited to: (1) current or expected unprofitable operations, (2) inadequate debt service coverage, (3) declining or inadequate liquidity, (4) improper loan structure, (5) questionable or weak repayment sources, and (6) lack of well-defined secondary repayment source. There is a distinct possibility of loss and the Bank will sustain some loss if the deficiencies are not corrected.

Risk Grade 8 – Doubtful: Loans classified doubtful have all the weaknesses inherent in loans classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the Bank's position, which can include, but is not limited to (1) an injection of capital, (2) alternative financing, and (3) liquidation of assets or the pledging of additional collateral. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off against the allowance for credit losses.

Risk Grade 9 – Loss: Loans classified loss are considered uncollectible and of such little value that continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer charging off the worthless loan, even though partial recovery may be effected in the future. Probable loss portions deemed uncollectible are charged off promptly against the allowance for credit losses.

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of December 31, 2023. Also presented are current period gross charge-offs by loan type as of and for the year ended December 31, 2023.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$15,830	$114,291	$29,887	$25,429	$8,217	$14,200	$138,267	$346,121
Risk Grades 5 - 6	26,563	40,399	12,759	6,305	819	1,537	19,722	108,104
Risk Grade 7	—	877	3,623	829	543	134	9,191	15,197
Risk Grade 8	—	34,203	2,554	—	—	379	—	37,136
Total	42,393	189,770	48,823	32,563	9,579	16,250	167,180	506,558
Current period gross charge-offs	2,266	21,086	1,067	1,920	1,211	164	125	27,839

Paycheck Protection Program
Risk Grades 1 - 4	—	—	2,386	—	—	—	—	2,386
Total	—	—	2,386	—	—	—	—	2,386

Real estate – construction, commercial
Risk Grades 1 - 4	8,533	85,687	33,344	14,690	6,358	5,589	4,367	158,568
Risk Grades 5 - 6	4,213	11,072	760	293	—	738	3,827	20,903
Risk Grade 7	119	46	40	—	—	376	—	581
Total	12,865	96,805	34,144	14,983	6,358	6,703	8,194	180,052
Current period gross charge-offs	—	—	—	—	8	28	—	36

Real estate – construction, residential
Risk Grades 1 - 4	31,611	22,734	3,867	59	741	67	10,656	69,735
Risk Grades 5 - 6	1,486	2,672	—	167	200	—	—	4,525
Risk Grade 7	367	1,205	—	—	—	—	—	1,572
Total	33,464	26,611	3,867	226	941	67	10,656	75,832

Real estate – mortgage, commercial
Risk Grades 1 - 4	14,671	280,479	121,257	144,498	42,226	123,774	20,332	747,237
Risk Grades 5 - 6	2,841	25,075	9,038	19,597	12,921	27,778	4,214	101,464
Risk Grade 7	323	—	8,202	4,938	111	8,265	—	21,839
Total	17,835	305,554	138,497	169,033	55,258	159,817	24,546	870,540

Real estate – mortgage, residential
Risk Grades 1 - 4	51,042	218,375	121,872	69,165	27,877	132,986	55,327	676,644
Risk Grades 5 - 6	12,014	9,339	677	1,944	2,122	7,281	3,255	36,632
Risk Grade 7	—	2,240	2,446	1,812	943	9,307	85	16,833
Risk Grade 8	—	—	—	—	—	1	—	1
Total	63,056	229,954	124,995	72,921	30,942	149,575	58,667	730,110
Current period gross charge-offs	—	744	—	648	—	206	32	1,630

Real estate – mortgage, farmland
Risk Grades 1 - 4	—	729	1,397	—	1,520	1,562	115	5,323
Risk Grades 5 - 6	147	—	—	—	—	—	—	147
Total	147	729	1,397	—	1,520	1,562	115	5,470

Consumer
Risk Grades 1 - 4	26,535	14,215	3,598	2,724	1,137	466	8,766	57,441
Risk Grades 5 - 6	61	42	12	12	8	433	495	1,063
Risk Grade 7	14	259	115	131	44	102	—	665
Total	26,610	14,516	3,725	2,867	1,189	1,001	9,261	59,169
Current period gross charge-offs	1,493	421	218	60	53	65	4	2,314

Total Loans
Risk Grades 1 - 4	$148,222	$736,510	$317,608	$256,565	$88,076	$278,644	$237,830	$2,063,455
Risk Grades 5 - 6	47,325	88,599	23,246	28,318	16,070	37,767	31,513	272,838
Risk Grade 7	823	4,627	14,426	7,710	1,641	18,184	9,276	56,687
Risk Grade 8	—	34,203	2,554	—	—	380	—	37,137
Total	$196,370	$863,939	$357,834	$292,593	$105,787	$334,975	$278,619	$2,430,117
Total current period gross charge-offs	$3,759	$22,251	$1,285	$2,628	$1,272	$463	$161	$31,819

Of the $37.1 million of commercial and industrial loans classified as doubtful (risk grade 8) as of December 31, 2023, $34.2 million were attributable to a group of specialty finance loans with a collective specific reserve, a component of the ACL, of $9.6 million as of the same date. There were no loans classified as loss (risk grade 9) as of December 31, 2023.

The following table presents an analysis of the change in the ACL by major loan segment as of the period stated. Loan segments are presented as either commercial or consumer as follows:

•
Commercial – Commercial and industrial; PPP; real estate – construction, commercial; real estate – mortgage, commercial; and real estate – mortgage, farmland;
•
Consumer – real estate – construction, residential; real estate – mortgage, residential; and consumer.

	December 31, 2023
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,070	$3,670	$30,740
Impact of ASC 326 adoption	2,926	4,492	7,418
Charge-offs	(27,874)	(3,945)	(31,819)
Recoveries	3,984	867	4,851
Net charge-offs	(23,890)	(3,078)	(26,968)
Provision for credit losses - loans	21,648	3,055	24,703
Balance, end of period	$27,754	$8,139	$35,893

The increase in the ACL from the prior period was primarily attributable to specific reserve needs for a portfolio of specialty finance loans (classified as commercial and industrial loans) and the adoption of ASC 326 effective January 1, 2023, partially offset by net chargeoffs. Of the $31.8 million in gross loan charge-offs for the year ended December 31, 2023, $19.5 million were for speciality finance loans originated in 2022.

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL for the year ended December 31, 2023.

Excluded from the ACL as of December 31, 2023 was $13.2 million of accrued interest attributable to loans held for investment, which is included in accrued interest receivable on the consolidated balance sheet.

The following table presents accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status during the year ended December 31, 2023.

(Dollars in thousands)	December 31, 2023
Commercial and industrial	$179
Real estate – construction, commercial	7
Real estate – construction, residential	29
Real estate – mortgage, commercial	300
Real estate – mortgage, residential	80
Consumer	16
Total	$611

The following table presents the amortized cost of collateral-dependent loans as of the date stated.

(Dollars in thousands)	December 31, 2023
Commercial and industrial	$67,555
Real estate – construction, commercial	6,309
Real estate – construction, residential	2,303
Real estate – mortgage, commercial	13,401
Real estate – mortgage, residential	7,337
Total collateral-dependent loans	$96,905

Acquired Loans

As of December 31, 2023, the recorded investment of PCD loans totaled $51.0 million with an estimated ACL of $529 thousand. The remaining non-credit discount on PCD loans was $3.8 million as of December 31, 2023.

Modified Loans

The Company closely monitors the performance of borrowers experiencing financial difficulty that have been granted certain loan modifications it would otherwise not consider.

The following table presents information on modified loans as of the date stated.

	December 31, 2023
(Dollars in thousands)	Number of Loans	Recorded Investment	Recorded Investment of Modified Loans to Gross Loans by Category	Financial Effect
Modification - term extension and forbearance				Forbearance agreements
Commercial and industrial (1)	3	$36,930	7.29%
Real estate – mortgage, commercial	2	6,087	0.70%
Real estate – mortgage, residential	1	129	0.02%
Real estate – construction, residential	1	155	0.20%
Modification - payment deferral				Payment deferral 6-9 months
Commercial and industrial	1	182	0.04%
Real estate - mortgage, residential	1	577	0.08%
Total	9	$44,060	1.81%

(1) Included in this balance was a $32.8 million loan that was modified via a forbearance agreement in the second quarter of 2023 under which the borrower defaulted in the same period. The Company received cash payments of $4.5 million in the first half of 2023 for interest, which were applied to the book principal balance of the loan. This loan is collateral-dependent, is on nonaccrual status, and has a specific reserve of $9.6 million as of December 31, 2023. Subsequent to December 31, 2023, the Company received cash payments totaling $3.0 million, which were applied to the book principal balance of the loan.

The following table presents an aging analysis of the recorded investment of loans modified as of the date stated.

	December 31, 2023
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$1,626	$—	$—	$35,486	$37,112
Real estate – mortgage, commercial	—	—	—	6,087	6,087
Real estate – mortgage, residential	129	—	—	577	706
Real estate – construction, residential	155	—	—	—	155
Total modified loans	$1,910	$—	$—	$42,150	$44,060

As of and for the year ended December 31, 2023, three nonaccrual loans in the table above totaling $33.5 million had a payment default, the largest of which was the $32.8 million commercial and industrial loan noted above.

Four residential mortgage loans with a total recorded investment of $134 thousand were in the process of foreclosure as of December 31, 2023, and none as of December 31, 2022.

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

The following table presents the aging of the recorded investment of PCI loans as of the date stated.

	December 31, 2022
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Total Loans
Commercial and industrial	$—	$—	$1,481	$1,481
Real estate – construction, commercial	—	—	7	7
Real estate – mortgage, commercial	—	—	51,223	51,223
Real estate – mortgage, residential	354	—	5,324	5,678
Consumer	—	—	359	359
Total PCI Loans	$354	$—	$58,394	$58,748

The following table presents the outstanding principal balance and related recorded investment of these acquired loans included in the consolidated balance sheet as of the date stated.

(Dollars in thousands)	December 31, 2022
PCI loans
Outstanding principal balance	$64,911
Recorded investment	58,748
Purchased performing loans
Outstanding principal balance	513,461
Recorded investment	511,752
Total acquired loans
Outstanding principal balance	578,372
Recorded investment	570,500

The following table presents the changes in the accretable yield for PCI loans for the period stated.

(Dollars in thousands)	December 31, 2022
Balance, beginning of period	$16,849
Accretion	(9,410)
Reclassification of nonaccretable difference due to improvement in expected cash flows	3,804
Other changes, net	(71)
Balance, end of period	$11,172

The following table presents a summary of the loan portfolio individually and collectively evaluated for impairment as of the date stated.

	December 31, 2022
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loan Balances	Related Allowance for Loan Losses
PCI loans:
Commercial and industrial	$—	$1,481	$1,481	$—
Real estate – construction, commercial	—	7	7	—
Real estate – mortgage, commercial	—	51,223	51,223	3
Real estate – mortgage, residential	—	5,678	5,678	—
Consumer	—	359	359	—
Total PCI loans	—	58,748	58,748	3
Originated and purchased performing loans:
Commercial and industrial	67,654	520,914	588,568	23,073
Real estate – construction, commercial	521	182,773	183,294	1,637
Real estate – construction, residential	—	76,599	76,599	628
Real estate – mortgage, commercial	4,634	809,132	813,766	2,353
Real estate – mortgage, residential	834	625,260	626,094	1,760
Real estate – mortgage, farmland	—	6,599	6,599	4
Consumer	—	47,064	47,064	1,282
Total originated and purchased performing loans	73,643	2,268,341	2,341,984	30,737
Gross loans	73,643	2,327,089	2,400,732	30,740
Less: deferred loan fees, net of costs	—	(1,640)	(1,640)	—
Total	$73,643	$2,325,449	$2,399,092	$30,740

The tables above exclude PPP loans of $12.0 million as of December 31, 2022. PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses for these loans.

The following table presents information related to impaired loans held for investment by loan type as of date stated.

	December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and industrial	$1,268	$1,289	$—
Real estate – construction, commercial	521	521	—
Real estate – mortgage, commercial	4,508	4,504	—
Real estate – mortgage, residential	834	834	—
With an allowance recorded:
Commercial and industrial	$66,386	$66,386	$11,605
Real estate – mortgage, commercial	126	126	1
Total	$73,643	$73,660	$11,606

Impaired loans also include TDRs. As of December 31, 2022, there were 12 TDRs totaling $38.3 million.

The following table presents an analysis of the change in the allowance for loans losses by loan type as of the dates and for the periods stated.

	December 31,
(Dollars in thousands)	2022	2021
Allowance for loan losses, beginning of period	$12,121	$13,827
Charge-offs
Commercial and industrial	(4,779)	(1,098)
Real estate – construction	(162)	(195)
Real estate – mortgage	(1,824)	(125)
Consumer	(1,686)	(1,123)
Total charge-offs	(8,451)	(2,541)
Recoveries
Commercial and industrial	442	196
Real estate – construction	40	—
Real estate – mortgage	409	98
Consumer	492	424
Total recoveries	1,383	718
Net charge-offs	(7,068)	(1,823)
Provision for loan losses	25,687	117
Allowance for loan losses, end of period	$30,740	$12,121

The following table presents the amortized cost of loans held for investment by internal loan risk grade as of the date stated.

	December 31, 2022
(Dollars in thousands)	Grade 1 Prime	Grade 2 Desirable	Grade 3 Good	Grade 4 Acceptable	Grade 5 Pass/Watch	Grade 6 Special Mention	Grade 7 Substandard	Grade 8 Doubtful	Total
PCI loans:
Commercial and industrial	$—	$—	$—	$1,369	$—	$112	$—	$—	$1,481
Real estate – construction, commercial	—	—	—	7	—	—	—	—	7
Real estate – mortgage, commercial	—	—	—	22,778	26,059	1,700	686	—	51,223
Real estate – mortgage residential	—	—	—	1,453	1,985	—	2,240	—	5,678
Consumer	—	—	—	—	353	—	6	—	359
Total PCI loans	—	—	—	25,607	28,397	1,812	2,932	—	58,748
Originated and purchased performing loans:
Commercial and industrial	318	885	192,393	291,204	31,902	2,834	69,032	—	588,568
Paycheck Protection Program	11,967	—	—	—	—	—	—	—	11,967
Real estate – construction, commercial	—	361	14,223	156,027	8,504	3,365	814	—	183,294
Real estate – construction, residential	—	—	3,110	72,327	1,162	—	—	—	76,599
Real estate – mortgage, commercial	—	2,330	187,648	561,554	54,352	2,048	5,834	—	813,766
Real estate – mortgage residential	—	7,311	233,697	365,511	11,858	—	7,717	—	626,094
Real estate – mortgage, farmland	549	—	1,315	4,609	126	—	—	—	6,599
Consumer	197	0	21,330	24,731	256	—	550	—	47,064
Total originated and purchased performing loans:	13,031	10,887	653,716	1,475,963	108,160	8,247	83,947	—	2,353,951
Gross loans	$13,031	$10,887	$653,716	$1,501,570	$136,557	$10,059	$86,879	$—	$2,412,699
Less: deferred loan fees, net of costs									(1,640)
Total									$2,411,059

There were no loans classified as doubtful or loss as of December 31, 2022.

Note 5. Premises and Equipment, net

The following table presents premises and equipment, net of accumulated depreciation, as of the dates stated.

	December 31,
(Dollars in thousands)	2023	2022
Buildings and land	$23,139	$23,134
Furniture, fixtures and equipment	6,471	6,065
Software	267	262
Construction in progress	13	—
Total cost	29,890	29,461
Less: Accumulated depreciation	(7,542)	(6,309)
Premises and equipment, net	$22,348	$23,152

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $1.6 million, $1.9 million, and $2.0 million, respectively. Software amortization expense for the years ended December 31, 2023, 2022, and 2021 was $52 thousand, $96 thousand, and $137 thousand, respectively.

Note 6. Goodwill and Other Intangible Assets

As of December 31, 2023 and December 31, 2022, the Company's goodwill totaled $0 and $26.8 million, respectively. During the third quarter of 2023, management concluded that goodwill had become impaired as a result of the decline in the Company's stock price and its market value relative to its book value. Accordingly, an impairment charge totaling $26.8 million, the entire amount of goodwill reported in the consolidated balance sheet, was recognized during the third quarter of 2023.

The following tables present information on amortizable intangible assets included on the consolidated balance sheets as of the dates stated.

	December 31, 2023
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(5,582)	$4,044
Other amortizable intangibles	3,962	(2,624)	1,338
Total	$13,588	$(8,206)	$5,382

	December 31, 2022
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$9,626	$(4,330)	$5,296
Other amortizable intangibles	3,282	(1,995)	1,287
Total	$12,908	$(6,325)	$6,583

Intangible amortization expense is included in noninterest expense or interest and fees on loans in the consolidated statements of operations depending on the intangible. For the years ended December 31, 2023, 2022, and 2021, intangible amortization expense totaled $1.3 million, $1.5 million, and $1.7 million, respectively.

Included in other amortizable intangibles were loan servicing assets of $1.3 million and $876 thousand as of December 31, 2023 and 2022, respectively, related to the servicing of the government guaranteed portion of certain loans that the Company has sold. Loan servicing assets of $679 thousand and $820 thousand were added during the years ended December 31, 2023 and 2022, respectively. The amortization of these intangibles is included in interest and fees on loans in the consolidated statements of operations and totaled $216 thousand and $306 thousand for the years ended December 31, 2023 and 2022, respectively.

The following table presents estimated intangible asset amortization expense of the core deposit intangibles and other amortizable intangibles for the next five years and thereafter from the date stated.

(Dollars in thousands)	December 31, 2023
2024	$1,457
2025	1,195
2026	940
2027	704
2028	486
Thereafter	600
Total	$5,382

The Company retains servicing rights on mortgages originated and sold to the secondary market. The fair value of MSR assets was $27.1 million and $29.0 million as of December 31, 2023 and 2022, respectively.

Note 7. Deposits

The aggregate amount of time deposits, with a minimum denomination of $250 thousand, were $96.3 million and $75.8 million as of December 31, 2023 and 2022, respectively.

The following table presents the scheduled maturities of time deposits, with a minimum denomination of $250 thousand, for the next five years and thereafter from the date stated.

(Dollars in thousands)	December 31, 2023
2024	$86,762
2025	6,451
2026	1,669
2027	331
2028	1,049
Total	$96,262

Brokered deposits totaled $515.5 million and $45.3 million at December 31, 2023 and 2022, respectively. Non-brokered deposits obtained through a certificate of deposit listing service totaled $39.8 million and $4.2 million as of December 31, 2023 and 2022, respectively.

Note 8. Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by pledged qualifying real estate loans and securities. At December 31, 2023 and 2022, based on collateral, the line totaled $455.6 million and $525.1 million, respectively. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $210.0 million and $311.7 million at December 31, 2023 and 2022, respectively. FHLB borrowings required the Bank to hold $12.3 million and $14.7 million of FHLB stock as of December 31, 2023 and 2022, respectively, which is included in restricted equity investments on the consolidated balance sheets.

The following table presents information regarding FHLB advances outstanding as of the date stated.

	December 31, 2023
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Daily Rate Credit	$60,000	5/8/2023	5.57%	5/8/2024
Fixed Rate Credit	50,000	3/15/2023	4.07%	3/15/2027
Fixed Rate Credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed Rate Credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$210,000

At December 31, 2023, 1-4 family residential loans classified as held for investment with a lendable value of $237.5 million, multi-family residential loans with a lendable value of $36.6 million, commercial real estate loans with a lendable value of $151.6 million, and securities with a lendable value of $29.7 million were pledged for the line of credit with the FHLB. The Bank has letters of credit outstanding with the FHLB in the amount of $110.1 million and $85.1 million as of December 31, 2023 and 2022, respectively, for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which were $135.5 and $128.3 million as of December 31, 2023 and 2022, respectively.

FRB Borrowings

The Company may obtain advances from the FRB through the Discount Window. The Company had secured capacity through the FRB Discount Window of $161.0 million, of which the Company had no outstanding advances as of December 31, 2023. As of December 31, 2023, the Company had secured capacity under the BTFP of $260.9 million, of which the Company had drawn one advance for $65.0 million, maturing May 10, 2024, with a fixed interest rate of 4.74%. BTFP advances can be repaid at any time without penalty. Subsequent to December 31, 2023, and in connection with the Consent Order, the Company moved collateral from the FRB BTFP to the FHLB.

Other Borrowings

The Company has unsecured lines of credit with correspondent banks available for overnight borrowing, which totaled $10.0 million and $28.0 million at December 31, 2023 and 2022, respectively. These lines bear interest at the prevailing rates for such loans and are cancelable any time by the correspondent bank. At December 31, 2023 and 2022, none of these lines of credit with correspondent banks were drawn upon.

Subordinated Notes

The Company had $39.9 million of subordinated notes, net, outstanding as of December 31, 2023 and 2022, respectively. The Company's subordinated notes are comprised of a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”).

The 2029 Notes bear interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate ("SOFR") (as defined in the 2029 Notes) plus 433.5 basis points, payable quarterly in arrears. The 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the other subordinated notes issued by the Company. Beginning on October 15, 2024 through maturity, the 2029 Notes may be redeemed, at the Company's option, on any scheduled interest payment date. As of December 31, 2023, the net carrying amount of the 2029 Notes was $25.1 million, inclusive of a $578 thousand purchase accounting adjustment (premium) recorded at the effective date of the Bay Banks Merger (January 31, 2021). The effective interest rate on the 2029 Notes, inclusive of the amortization of the purchase accounting adjustment (premium), was 5.08% for the twelve months ended December 31, 2023 and 2022 and was 4.73% for the twelve months ended December 31 2021.

The 2030 Note bears interest at the rate of 6.00% per annum until June 1, 2025, at which date the rate will reset quarterly, equal to the three-month SOFR determined on the date of the applicable interest period plus 587 basis points. Interest on the 2030 Note is payable semi-annually in arrears. The 2030 Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s existing and future senior indebtedness and ranks in parity with the other subordinated notes issued by the Company. Beginning on June 1, 2025 through maturity, the 2030 Note may be redeemed, at the Company's option, on any scheduled interest payment date. The aggregate carrying value of the 2030 Note, including unamortized debt issuance costs, was $14.8 million and $14.7 million as of December 31, 2023 and 2022, respectively. For the twelve months ended December 31, 2023, 2022, and 2021 the effective interest rate on the 2030 Note was 6.09%, 6.11%, and 6.12%, respectively.

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

The following table presents the notional and fair values of the swap agreements as of the dates stated.

	December 31, 2023
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,178	$(71)
Pay fixed/receive variable swaps	2,178	71

	December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value
Interest rate swap agreement
Receive fixed/pay variable swaps	$2,178	$(95)
Pay fixed/receive variable swaps	2,178	95

As part of its efforts to sell originated government guaranteed and conventional residential mortgages into the secondary market, the Bank had entered into $2.6 million and $11.7 million of rate lock commitments with borrowers, net of expected fallout, as of December 31, 2023 and 2022, respectively, and $7.4 million and $12.8 million of closed loan inventory waiting for sale, which were hedged by $13.5 million and $21.5. million in forward TBA mortgage backed securities as of December 31, 2023 and 2022, respectively. Mortgage derivative assets totaled $335 thousand and $112 thousand as of December 31, 2023 and 2022, respectively, and mortgage derivative liabilities, which are included in other liabilities on the consolidated balance sheets, were $140 thousand and $24 thousand as of December 31, 2023 and 2022, respectively.

Note 10. Employee Benefit Plans

The Company has a 401(k) plan that covers eligible employees (the “401(k) Plan”). Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Bank contributes a matching contribution equal to 100% of an employee's contribution up to 5% of the elective contribution. The Company's matching contribution vests immediately. For the years ended December 31, 2023, 2022, and 2021, total expenses attributable to the 401(k) Plan were $1.8 million, $1.8 million, and $2.5 million, respectively.

The Company has an Employee Stock Ownership Plan (the “ESOP”), which was terminated by the board of directors on April 20, 2022. As of December 31, 2023, the Company was working to liquidate the ESOP. The ESOP held 63,571 and 192,066 total shares of Company common stock at December 31, 2023 and December 31, 2022, respectively, which are considered outstanding in the computation of EPS.

Note 11. Stock-Based Compensation

The Company has granted restricted stock awards (“time-based RSAs”) to employees and directors, and performance-based restricted stock awards (“PSAs”) to employees, under the Blue Ridge Bankshares, Inc. Equity Incentive Plan, the Company’s prior equity incentive plan that terminated in June 2023, and the Blue Ridge Bankshares, Inc. 2023 Stock Incentive Plan, which was approved by shareholders on June 14, 2023. Time-based

RSAs are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. PSAs vest at the end of a three-year period contingent on the Company's achievement of financial goals and are expensed on a straight-line basis over the same period with adjustments periodically based on projected achievement of the performance target, which may change the number of PSA shares that will ultimately vest. In 2023, the Company granted time-based RSAs and PSAs relating to 318,233 shares of the Company's common stock to employees and directors, of which 89,869 shares were PSAs. Time-based RSAs carry voting and dividend rights, while PSAs carry voting rights but are subject to deferred dividend payout restrictions.

Compensation expense recognized in the consolidated statements of operations related to time-based RSAs and PSAs, net of forfeitures, was $1.7 million, $1.7 million, and $1.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. Unrecognized compensation expense related to the restricted stock awards as of December 31, 2023 totaled $2.7 million.

The following table presents time-based RSA and PSA activity as of the dates and for the periods stated.

	Time-based RSAs		PSAs
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Shares unvested and outstanding, December 31, 2021	218,184	$15.31	—	$—
Granted	115,886	15.06	94,783	14.91
Vested	(87,677)	15.40	—	—
Forfeited	(27,737)	14.25	(2,478)	14.91
Shares unvested and outstanding, December 31, 2022	218,656	$15.27	92,305	$14.91
Granted	228,364	8.52	89,869	8.85
Vested	(115,122)	14.73	—	—
Forfeited	(39,880)	14.51	(29,294)	13.39
Shares unvested and outstanding, December 31, 2023	292,018	$10.31	152,880	$11.64

The following table presents stock option activity as of the dates and for the periods presented.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding and exercisable, December 31, 2021	57,607	$11.75	6.18	$354,269
Exercised	(1,183)	11.88
Expired	(3,750)	12.30
Options outstanding and exercisable, December 31, 2022	52,674	$11.71	5.13	$66,754
Forfeited	(3,375)	12.05
Exercised	(3,750)	7.00
Expired	(15,058)	12.44
Options outstanding and exercisable, December 31, 2023	30,491	$11.89	4.50	$—

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

All of the options outstanding as of December 31, 2023 were assumed in the Bay Banks Merger.

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

Based upon changing staff and operational needs, the Company negotiates lease renewals, extensions, terminations, or new lease contracts. In 2023, the Company entered into a new 10-year lease for space in the greater Richmond area that increased the right-of-use asset and the lease liability on the consolidated balance sheet by $3.6 million; this increase was partially offset by leases terminating and expiring during the year.

The following tables present information about the Company’s leases as of the dates and for the periods stated.

	December 31,
(Dollars in thousands)	2023	2022
Lease liabilities	$9,619	$7,860
Right-of-use asset	$8,738	$6,903
Weighted average remaining lease term (years)	7.14	5.85
Weighted average discount rate	3.25%	2.40%

	December 31,
(Dollars in thousands)	2023	2022	2021
Operating lease cost	$2,403	$2,495	$2,383
Total lease cost	2,403	2,495	2,383
Cash paid for amounts included in the measurement of lease liabilities	2,217	2,080	2,014

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities for periods following the date stated.

(Dollars in thousands)	December 31, 2023
2024	$1,934
2025	1,612
2026	1,512
2027	1,365
2028	1,164
Thereafter	3,305
Total undiscounted cash flows	10,892
Discount	(1,273)
Lease liabilities	$9,619

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$176,970	$—	$176,970	$—
U.S. Treasury and agencies	68,871	—	68,871	—
State and municipals	43,325	—	43,325	—
Corporate bonds	31,915	—	31,165	750
Total securities available for sale	$321,081	$—	$320,331	$750
Other assets
MSR assets	$27,114	$—	$—	$27,114
Rabbi trust assets	531	531	—	—
Mortgage derivative asset	335	—	335	—
Interest rate swap asset	71	—	71	—
Other liabilities
Mortgage derivative liability	$140	$—	$140	$—
Interest rate swap liability	71	—	71	—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$196,336	$—	$188,719	$7,617
U.S. Treasury and agencies	67,162	—	67,162	—
State and municipals	50,993	—	50,993	—
Corporate bonds	39,850	—	35,561	4,289
Total securities available for sale	$354,341	$—	$342,435	$11,906
Other assets
MSR assets	$28,991	$—	$—	$28,991
Rabbi trust assets	584	584	—	—
Mortgage derivative asset	112	—	112	—
Interest rate swap asset	95	—	95	—
Other liabilities
Mortgage derivative liability	$24	$—	$24	$—
Interest rate swap liability	95	—	95	—

The following table presents the change in corporate bonds and mortgage backed securities using Level 3 inputs for the periods stated.

(Dollars in thousands)	Corporate Bonds	Mortgage backed securities
Balance as of December 31, 2021	$11,064	$7,916
Transfers from Level 3 to Level 2	(6,751)	—
Sales or paydowns	—	(300)
Fair value adjustments	(24)	1
Balance as of December 31, 2022	$4,289	$7,617
Transfers from Level 3 to Level 2	(3,539)	(7,617)
Balance as of December 31, 2023	$750	$—

As of December 31, 2023, two corporate bonds totaling $750 thousand were reported at their respective amortized cost and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments.

Mortgage Servicing Rights Assets

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of December 31, 2023 and 2022, the Company was servicing approximately $2.10 billion and $2.16 billion in loans, respectively, via a third-party subservicer. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and servicing costs, utilizing assumed prepayment speeds. The weighted average net servicing fee income of the portfolio was 28.3 basis points as of December 31, 2023. Estimated base annual servicing costs were $75.00 to $85.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 8.05% as of December 31, 2023. A base discount rate of 10.00% to 12.00% (10.30% weighted average discount rate) was then applied to each pool’s projected future cash flows as of December 31, 2023. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

The following table presents the change in MSR assets as of the dates and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance as of December 31, 2021 - Amortized cost	$16,469
Change in accounting method	4,484
Additions	5,791
Fair value adjustments	2,247
Balance as of December 31, 2022 - Fair value	$28,991
Additions	1,010
Fair value adjustments	(2,887)
Balance as of December 31, 2023 - Fair value	$27,114

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Other Equity Investments

The fair value of other equity investments, including the Company's investments in certain fintech and limited partnership companies, is based on either observable market prices, if available, or observable market transactions for identical or significantly similar investments (Level 2).

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

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market (i.e., loans held for sale) are carried estimated fair market value in the aggregate. Changes in fair value are recognized in residential mortgage banking income, including MSRs, on the consolidated statements of operations (Level 2).

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$12,905	$—	$12,905	$—
Collateral-dependent loans	56,068	—	—	56,068
Loans held for sale	46,337	—	46,337	—

	December 31, 2022
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$23,776	$—	$23,776	$—
Impaired loans, net	54,906	—	—	54,906
Loans held for sale	69,534	—	69,534	—
OREO	195	—	—	195

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of December 31, 2023	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	$56,068	Selling Costs	7% - 15%

(Dollars in thousands)	Balance as of December 31, 2022	Unobservable Input	Range
Impaired loans, net
Discounted appraised value technique	$54,761	Selling Costs	7% - 10%
Discounted cash flows technique	145	Discount Rate	4% - 11%
OREO
Discounted appraised value technique	195	Selling Costs	7%

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

The carrying values of cash and due from banks, federal funds sold, and restricted cash are of such short duration that carrying value reasonably approximates fair value (Level 1).

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

The fair value of FRB borrowings is approximated by its carrying value as there is no comparable debt to BTFP advances (Level 2).

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

The following tables present estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates stated.

	December 31, 2023
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$110,491	$110,491	$110,491	$—	$—
Restricted cash	10,660	10,660	10,660	—	—
Federal funds sold	4,451	4,451	4,451	—	—
Securities available for sale	321,081	321,081	—	320,331	750
Restricted equity investments	18,621	18,621	—	18,621	—
Other equity investments	12,905	12,905	—	12,905	—
Other investments	29,467	29,467	—	—	29,467
PPP loans receivable, net	2,386	2,386	—	—	2,386
Loans held for investment, net	2,392,668	2,313,727	—	—	2,313,727
Accrued interest receivable	14,967	14,967	—	14,967	—
Bank owned life insurance	48,453	48,453	—	48,453	—
MSR assets	27,114	27,114	—	—	27,114
Financial Liabilities
Noninterest-bearing deposits	$506,248	$506,248	$506,248	$—	$—
Interest-bearing demand and money market deposits	1,049,536	1,049,536	—	1,049,536	—
Savings deposits	117,923	117,923	—	117,923	—
Time deposits	892,325	892,439	—	—	892,439
FHLB borrowings	210,000	211,799	—	211,799	—
FRB borrowings	65,000	65,000	—	65,000	—
Subordinated notes, net	39,855	37,803	—	—	37,803

	December 31, 2022
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$77,274	$77,274	$77,274	$—	$—
Federal funds sold	1,426	1,426	1,426	—	—
Securities available for sale	354,341	354,341	—	342,435	11,906
Restricted equity investments	21,257	21,257	—	21,257	—
Other equity investments	23,776	23,776	—	23,776	—
Other investments	24,672	24,672	—	—	24,672
PPP loans receivable, net	11,967	11,967	—	—	11,967
Loans held for investment, net	2,368,352	2,321,042	—	—	2,321,042
Accrued interest receivable	11,569	11,569	—	11,569	—
Bank owned life insurance	47,245	47,245	—	47,245	—
MSR assets	28,991	28,991	—	—	28,991
Financial Liabilities
Noninterest-bearing deposits	$640,101	$640,101	$640,101	$—	$—
Interest-bearing demand and money market deposits	1,318,799	1,318,799	—	1,318,799	—
Savings deposits	151,646	151,646	—	151,646	—
Time deposits	391,961	352,294	—	—	352,294
FHLB borrowings	311,700	311,700	—	311,700	—
FRB borrowings	51	51	—	51	—
Subordinated notes, net	39,920	37,689	—	—	37,689

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

Pursuant to the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the "Basel III rules"), banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends that may be paid at any date is generally limited to retained earnings of the Company.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2023 and December 31, 2022, the Bank exceeded the thresholds to be considered well capitalized; however, the Bank's total risk based capital dropped below the capital conservation buffer as of December 31, 2023, subjecting the Bank to limitations on certain activities as previously noted.

In addition to the foregoing capital requirements, the Bank is subject to individual minimum capital ratios ("IMCRs") that are higher than those required for capital adequacy purposes, and under which the Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of December 31, 2023, the Bank did not meet these IMCRs. Until such levels are met and the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

Pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, regulators have provided for an optional, simplified measure of capital adequacy, the community bank leverage ratio ("CBLR") framework, for qualifying community bank organizations. Banks that qualify may opt in to the CBLR framework beginning January 1, 2020 or any time thereafter. The CBLR framework eliminates the four required capital ratios disclosed below and requires the disclosure of a single leverage ratio, with a minimum requirement of 9.00%. The Company has not opted into the CBLR framework.

As previously noted, the Company adopted CECL effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings ("Day 1 CECL adjustment") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital was 25% in 2023, and will be 50% and 25% in 2024 and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report. The CECL Transitional Amount was $8.1 million, of which $2.0 million reduced the regulatory capital amounts and capital ratios as of December 31, 2023.

The following tables present the capital and capital ratios to which the Bank is subject and the amounts and ratios to be adequately and well capitalized as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable. Also presented are the IMCRs and the related capital amounts for both the leverage ratio and the total capital ratio as of December 31, 2023.

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Individual Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$270,293	10.25%	$276,842	10.50%	$263,659	10.00%	$342,757	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$224,111	8.50%	$210,928	8.00%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$184,562	7.00%	$171,379	6.50%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$239,775	7.49%	$128,001	4.00%	$160,001	5.00%	$320,003	10.00%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$301,097	10.93%	$289,246	10.50%	$275,473	10.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$234,152	8.50%	$220,379	8.00%
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,545	9.75%	$192,831	7.00%	$179,058	6.50%
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$268,545	8.90%	$120,644	4.00%	$150,805	5.00%

Note 15. Related Party Transactions

During the years ended December 31, 2023 and 2022, officers, directors, and principal shareholders and their related interests (related parties) were customers of and had transactions with the Bank. These transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not deemed related parties to the Bank and did not involve more than the normal risk of collectability or present other unfavorable features. The following table presents loan transactions with such related parties as of and for the periods stated.

	December 31,
(Dollars in thousands)	2023	2022
Total loans, beginning of period	$8,118	$7,737
Advances	5,505	4,703
Curtailments	(7,044)	(4,322)
Total loans, end of period	$6,579	$8,118

The Bank held related party deposits of approximately $14.4 million and $11.6 million as of December 31, 2023 and 2022, respectively.

Note 16. Earnings Per Share

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and PSAs. For the years ended December 31, 2023, all outstanding stock options and PSAs of the Company’s common stock were considered anti-dilutive and excluded from the computation of diluted EPS, due to the net loss in the period. For the years ended December 31, 2022 and 2021, no stock options or PSAs for shares of the Company’s common stock were considered anti-dilutive. Weighted average common shares outstanding, basic and dilutive, for all periods presented are presented on a post-Stock Split basis. The Company had 13,134 and 9,898 dilutive weighted average common shares outstanding for the years ended December 31, 2022 and 2021, respectively, which were attributable to exercisable stock options and PSAs.

	For the years ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Weighted average common shares outstanding, basic	18,939,471	18,811,484	17,840,675
Effect of dilutive securities	—	13,134	9,898
Weighted average common shares outstanding, dilutive	18,939,471	18,824,618	17,850,573

Net (loss) income:
Net (loss) income from continuing operations	$(51,773)	$16,997	$52,624
Net income (loss) from discontinued operations	—	337	(144)
Net income from discontinued operations attributable to noncontrolling interest	—	(1)	(3)
Net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(51,773)	$17,333	$52,477

Basic and diluted (loss) earnings per share:
(Loss) earnings per share from continuing operations	$(2.73)	$0.90	$2.95
(Loss) earnings per share from discontinued operations	—	0.02	(0.01)
(Loss) earnings per share attributable to Blue Ridge Bankshares, Inc.	$(2.73)	$0.92	$2.94

Note 17. Income Taxes

The following table presents the differences between the provision for income taxes at the federal statutory rate and the amounts computed as reported for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2023		2022		2021
Income tax at federal statutory rate	$(12,358)	21.0%	$4,750	21.0%	$14,317	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	72	(0.1%)	388	1.7%	1,499	2.2%
Tax-exempt interest income	(50)	0.1%	(121)	(0.5%)	(105)	(0.2%)
Income from life insurance	(251)	0.4%	(283)	(1.3%)	(196)	(0.3%)
Impairment of goodwill	5,348	(9.1%)	—	—	—	—
Merger-related expenses	—	—	—	—	250	0.4%
Other permanent differences	168	(0.3%)	554	2.4%	(64)	(0.1%)
(Benefit) provision for income taxes	$(7,071)	12.0%	$5,288	23.3%	$15,701	23.0%

The following table presents the significant components of the provision for income taxes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2023	2022	2021
Current tax provision (benefit)
Federal	$165	$4,762	$12,832
State	(181)	546	946
Total current tax (benefit) provision	(16)	5,308	13,778
Deferred tax provision (benefit)
Federal	(7,048)	185	971
State	(7)	(205)	952
Total deferred tax (benefit) provision	(7,055)	(20)	1,923
(Benefit) provision for income taxes	$(7,071)	$5,288	$15,701

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of deferred tax assets and liabilities as of the dates stated.

	December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets relating to:
Allowance for credit losses	$7,857	$6,869
Compensation differences	1,349	1,340
Reserve for unfunded loan commitments and sold loan buy backs	904	640
Acquisition accounting adjustments	862	1,522
Net operating loss	5,161	—
Pass-through entities	624	114
Unrealized losses on securities available for sale	12,822	13,149
Other	5,061	2,017
Total deferred tax assets	34,640	25,651
Deferred tax liabilities relating to:
Premises and equipment, net	(2,102)	(2,191)
Core deposit and customer-based intangible assets	(807)	(1,179)
Mortgage servicing rights	(5,935)	(6,478)
Unrealized gains on other investments	(2,224)	(3,491)
Other	(2,016)	(85)
Total deferred tax liabilities	(13,084)	(13,424)
Deferred tax asset, net	$21,556	$12,227

Deferred income tax assets and liabilities are measured at the enacted tax rate for the period in which they are expected to reverse; therefore, as of December 31, 2023, they have been measured using the federal income tax rate enacted of 21% and applicable state income tax rates.

The Company’s deferred tax asset was $34.6 million and $25.7 million at December 31, 2023 and 2022, respectively. As of December 31, 2023, management concluded that the Company’s deferred tax assets were fully realizable, and accordingly, no valuation allowance was recorded. The Company will continue to monitor deferred tax assets to evaluate whether it will be able to realize the full benefit of the deferred tax asset or whether there is need for a valuation allowance. Significant negative trends in asset credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

At December 31, 2023, the Company had an estimated federal net operating loss of approximately $24.4 million, which originated in the year ended December 31, 2023 and can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company had no uncertain tax positions.

Note 18. Business Segments

The Company's three reportable business segments consist of commercial banking, mortgage banking, and holding company activities.

The following tables present statement of operations items and assets by segment as of the dates and periods stated.

	For the year ended December 31, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$167,340	$1,641	$14	$—	$168,995
Interest expense	72,952	793	2,209	—	75,954
Net interest income	94,388	848	(2,195)	—	93,041
Provision for credit losses	22,323	—	—	—	22,323
Net interest income after provision for credit losses	72,065	848	(2,195)	—	70,718
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	993	9,007	—	—	10,000
Gain on sale of guaranteed government loans	5,704	—	—	—	5,704
Service charges on deposit accounts	1,423	—	—	—	1,423
Increase in cash surrender value of bank owned life insurance	1,195	—	—	—	1,195
Other income	12,310	—	(1,695)	(396)	10,219
Total noninterest income	21,625	9,007	(1,695)	(396)	28,541
NONINTEREST EXPENSE
Salaries and employee benefits	49,860	8,298	—	—	58,158
Regulatory remediation	10,459	—	—	—	10,459
Goodwill impairment	26,826	—	—	—	26,826
ESOP litigation	—	—	6,000	—	6,000
Other expenses	48,398	5,225	3,433	(396)	56,660
Total noninterest expense	135,543	13,523	9,433	(396)	158,103
Loss from continuing operations before income tax	(41,853)	(3,668)	(13,323)	—	(58,844)
Income tax benefit	(3,571)	(877)	(2,623)	—	(7,071)
Net loss	$(38,282)	$(2,791)	$(10,700)	$—	$(51,773)
Total assets as of December 31, 2023	$3,053,453	$39,010	$233,506	$(208,415)	$3,117,554

	For the year ended December 31, 2022
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$119,758	$1,455	$439	$—	$121,652
Interest expense	14,122	419	2,544	—	17,085
Net interest income	105,636	1,036	(2,105)	—	104,567
Provision for credit losses	25,687	—	—	—	25,687
Net interest income after provision for credit losses	79,949	1,036	(2,105)	—	78,880
NONINTEREST INCOME
Residential mortgage banking income, including MSRs	147	20,500	—	—	20,647
Gain on sale of guaranteed government loans	4,734	—	—	—	4,734
Service charges on deposit accounts	1,289	—	—	—	1,289
Increase in cash surrender value of bank owned life insurance	1,348	—	—	—	1,348
Other income	11,193	17	9,453	(589)	20,074
Total noninterest income	18,711	20,517	9,453	(589)	48,092
NONINTEREST EXPENSE
Salaries and employee benefits	40,012	15,994	—	—	56,006
Regulatory remediation	7,442	—	—	—	7,442
Merger-related	—	—	50	—	50
Other expenses	35,129	4,875	1,863	(589)	41,278
Total noninterest expense	82,583	20,869	1,913	(589)	104,776
Income from continuing operations before income tax expense	16,077	684	5,435	—	22,196
Income tax expense	3,840	152	1,207	—	5,199
Net income from continuing operations	$12,237	$532	$4,228	$—	$16,997
Discontinued Operations
Income from discontinued operations before income taxes (including gain on disposal of $471 thousand)	426	—	—	—	426
Income tax expense	89	—	—	—	89
Net income from discontinued operations	337	—	—	—	337
Net income	$12,574	$532	$4,228	$—	$17,334
Net income from discontinued operations attributable to noncontrolling interest	(1)	—	—	—	(1)
Net income attributable to Blue Ridge Bankshares, Inc.	$12,573	$532	$4,228	$—	$17,333
Total assets as of December 31, 2022	$3,059,282	$40,840	$289,860	$(259,517)	$3,130,465

	For the year ended December 31, 2021
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$99,810	$3,596	$140	$—	$103,546
Interest expense	8,181	257	2,627	—	11,065
Net interest income	91,629	3,339	(2,487)	—	92,481
Provision for credit losses	117	—	—	—	117
Net interest income after provision for credit losses	91,512	3,339	(2,487)	—	92,364
NONINTEREST INCOME
Gain on sale of Paycheck Protection Program loans	24,315	—	—	—	24,315
Residential mortgage banking income, including MSRs	—	37,022	—	—	37,022
Gain on sale of guaranteed government loans	2,005	—	—	—	2,005
Service charges on deposit accounts	1,464	—	—	—	1,464
Increase in cash surrender value of bank owned life insurance	932	—	—	—	932
Other income	13,733	194	7,505	(182)	21,250
Total noninterest income	42,449	37,216	7,505	(182)	86,988
NONINTEREST EXPENSE
Salaries and employee benefits	35,320	26,161	—	—	61,481
Merger-related	9,226	—	2,642	—	11,868
Other expenses	28,375	8,428	1,018	(182)	37,639
Total noninterest expense	72,921	34,589	3,660	(182)	110,988
Income from continuing operations before income tax expense	61,040	5,966	1,358	—	68,364
Income tax expense	13,978	1,253	509	—	15,740
Net income from continuing operations	$47,062	$4,713	$849	$—	$52,624
Discontinued Operations
Loss from discontinued operations before income taxes	(183)	—	—	—	(183)
Income tax benefit	(39)	—	—	—	(39)
Net loss from discontinued operations	(144)	—	—	—	(144)
Net income	$46,918	$4,713	$849	$—	$52,480
Net income from discontinued operations attributable to noncontrolling interest	(3)	—	—	—	(3)
Net income attributable to Blue Ridge Bankshares, Inc.	$46,915	$4,713	$849	$—	$52,477
Total assets as of December 31, 2021	$2,498,916	$142,537	$319,685	$(295,999)	$2,665,139

Note 19. Parent Company Only Financial Statements

The following tables present the condensed financial statements of Blue Ridge Bankshares, Inc. (parent company only) as of the dates and for the periods presented.

PARENT COMPANY ONLY CONDENSED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2023	2022
ASSETS
Cash and due from banks	$7,025	$2,432
Investment in subsidiaries	201,403	256,543
Other equity investments	12,740	23,590
Other investments	8,706	7,161
Income tax receivable	2,200	2,747
Other assets	1,432	583
Total assets	$233,506	$293,056
LIABILITIES & STOCKHOLDERS’ EQUITY
Accrued expenses	$7,294	$3,971
Accrued interest payable	368	372
Subordinated notes, net	39,855	39,920
Total liabilities	47,517	44,263
Stockholders’ equity	185,989	248,793
Total liabilities and stockholders’ equity	$233,506	$293,056

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

	For the years ended December 31,
(Dollars in thousands)	2023	2022	2021
INCOME
Dividends from Bank subsidiary	$6,000	$10,000	$10,000
Interest income	14	439	140
Fair value adjustments of other equity investments	(110)	9,306	7,316
Loss on sale of other equity investments	(1,636)	—	—
Other	50	147	250
Total income	4,318	19,892	17,706
EXPENSES
Interest on subordinated notes	2,209	2,215	2,627
Legal and regulatory filing	3,161	1,371	890
Merger-related	—	50	2,642
ESOP litigation	6,000	—	—
Other	270	821	189
Total expenses	11,640	4,457	6,348
(Loss) income before income tax expense and equity in undistributed earnings of subsidiary	(7,322)	15,435	11,358
Income tax (benefit) expense	(2,623)	1,207	509
Equity in undistributed (loss) earnings of subsidiaries	(47,074)	3,106	41,628
Net (loss) income	$(51,773)	$17,334	$52,477

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net (loss) income	$(51,773)	$17,334	$52,477
Equity in undistributed loss (earnings) of subsidiaries	47,074	(3,106)	(41,628)
Deferred income tax benefit	(3,830)	(698)	(1,208)
Amortization of subordinated note issuance costs	35	35	206
Realized loss on sale of other equity securities	1,500	—	—
Fair value adjustments of other equity investments	110	(9,306)	(7,316)
Increase in other assets	(302)	(180)	(2,677)
Increase in accrued expenses	2,622	4,247	646
Net cash (used in) provided by operating activities	(4,564)	8,326	500
Cash Flows From Investing Activities
Net change in securities available for sale	—	2,073	(2,073)
Proceeds from sale of other equity investments	7,754	—	—
Net change in other equity investments	1,486	(9,406)	(6,900)
Net change in other investments	(1,545)	(2,629)	(3,230)
Net cash acquired in Bay Banks Merger	—	—	23,214
Cash received from Bank subsidiary	6,000	10,000	10,000
Net cash provided by investing activities	13,695	38	21,011
Cash Flows From Financing Activities
Dividends paid on common stock	(4,641)	(9,175)	(7,183)
Stock option exercises and dividend reinvestment plan issuances	103	87	804
Redemption of subordinated notes	—	—	(14,150)
Net cash used in financing activities	(4,538)	(9,088)	(20,529)
Net increase (decrease) in cash and due from banks	4,593	(724)	982
Cash and due from banks at beginning of period	2,432	3,156	2,174
Cash and due from banks at end of period	$7,025	$2,432	$3,156

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,213	$2,213	$2,388
Income taxes	$6,600	$1,475	$10,000
Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$—	$—	$300
Issuance of restricted stock awards, net of forfeitures	$1,573	$1,564	$1,331

Note 20. Legal Matters

In December 2023, a purported shareholder of the Company commenced a putative class action in the U.S. District for the Eastern District of New York (No. 1:23-cv-08944) Hunter v. Blue Ridge Bankshares, Inc., et al). The complaint alleges violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions in the Company’s filings. The complaint seeks certification of a class action, unspecified damages, and attorneys fees. The putative class plaintiff intends to file an amended complaint after the court appoints lead plaintiff and lead counsel. The Company believes the claims are without merit and no loss has been accrued for this lawsuit as of December 31, 2023.

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

During the fourth quarter of 2023, the Company entered into a settlement agreement with the plaintiff to resolve the VCB ESOP litigation (the "Settlement Agreement"). As provided in the Settlement Agreement, the plaintiff has agreed to release the Company, the Bank, and related parties from all claims related to acts or omissions associated with the VCB ESOP, once the court hearing the case has granted final approval of the Settlement Agreement. Pursuant to the Settlement Agreement, the Company has agreed to make a settlement payment of $6.0 million to a fund for the benefit of VCB ESOP participants, with $5.95 million due after final approval of the Settlement Agreement by the court. On February 22, 2024, the court granted preliminary approval of the Settlement Agreement and a final hearing is scheduled in early June 2024, at which it is expected that the court will grant final approval of the Settlement Agreement. If the court grants final approval of the Settlement Agreement, the ongoing lawsuit will be dismissed with prejudice, and all similar claims that were or could have been brought relating to the VCB ESOP will be released and barred.

The Company entered into the Settlement Agreement to eliminate the burden and expense of further litigation and to resolve the claims that were or could have been asserted related to the VCB ESOP. The Company accrued $6.0 million in the third quarter of 2023 in anticipation of this proposed settlement.

Note 21. Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

(Dollars in thousands)	Securities Available For Sale	Transfer of Securities Held to Maturity to Available For Sale	Interest Rate Swaps	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of December 31, 2020	$644	$425	$(805)	$—	$264
Change in net unrealized holding losses on securities available for sale, net of tax benefit of $1,279	(4,814)	—	—	—	(4,814)
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $30	114	—	—	—	114
Change in net unrealized holding gains on interest rate swaps, net of tax expense of $1,521	—	—	5,719	—	5,719
Reclassification for previously unrealized net gains recognized in net income, net of tax expense of $1,307	—	—	(4,914)	—	(4,914)
Change in net unrealized losses on pension and post-retirement benefit plans, net of tax benefit of $1	—	—	—	(1)	(1)
Balance as of December 31, 2021	(4,056)	425	—	(1)	(3,632)
Change in net unrealized holding losses on securities available for sale, net of tax benefit of $11,936	(41,469)	—	—	—	(41,469)
Balance as of December 31, 2022	(45,525)	425	—	(1)	(45,101)
Change in net unrealized holding losses on securities available for sale, net of tax benefit of $132	(460)	—	—	—	(460)
Reclassification for previously unrealized net losses recognized in net income, net of income tax benefit of $145	504	—	—	—	504
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $1	—	—	—	1	1
Balance as of December 31, 2023	$(45,481)	$425	$—	$—	$(45,056)

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2023 and 2022, the Company had outstanding loan commitments of $480.8 million and $719.2 million, respectively. Of these amounts, $113.5 million and $107.9 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2023 and 2022, commitments under outstanding financial stand-by letters of credit totaled $12.6 million and $28.3 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

Upon the adoption of ASC 326 on January 1, 2023, the Company recorded an increase in its reserve for unfunded commitments of $3.7 million. Most of this increase was attributable to higher funding assumptions of the underlying credit commitments, based on industry data available. For the twelve months ended December 31, 2023, the Company recorded a reduction in the provision for credit losses for unfunded commitments of $2.4 million, which was primarily attributable to lower balances of loan commitments. Reserves for unfunded commitments to borrowers as of December 31, 2023 and 2022 were $3.1 million and $1.8 million, respectively, and are included in other liabilities on the consolidated balance sheets.

The Company invests in various partnerships, limited liability companies, and SBIC funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At December 31, 2023, the Company had future commitments outstanding totaling $15.3 million related to these investments.

Note 23. Subsequent Events

On March 7, 2024, the Company filed a Form 8-K with the SEC disclosing that the Company had received sufficient votes to approve the Private Placement at a special meeting of shareholders held on March 6, 2024. On March 14, 2024, the Company was notified that Kenneth R. Lehman had received notification that the relevant regulatory agency has determined it would not disapprove of his investment in the Company. The closing of the Private Placement is pending the satisfactory completion of the remaining closing conditions as outlined in the Securities Purchase Agreement.

Subsequent to December 31, 2023, the Company received cash loan payments totaling $3.0 million from a specialty finance borrower. These cash payments were applied to the book principal balance of the loan, which was $32.8 million as of December 31, 2023.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure control and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions.

As of December 31, 2023, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2023 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation of Previously Identified Material Weakness

As previously disclosed in the Company's 2022 Annual Report on Form 10-K/A filed with the SEC on November 14, 2023, the Company evaluated the effect of the facts leading to the restatement of the financial statements for the year ended December 31, 2022, on its conclusion of the adequacy of internal controls over financial reporting and disclosure controls and procedures. The Company concluded that a material weakness existed in the timely risk grading and placing of loans on nonaccrual status, and, thus, in the determination of the adequacy of the ACL for the specialty finance portfolio of loans, and that such material weakness did not exist in the remainder of its loan portfolio (the “2022 Material Weakness”).

Management, with oversight from the Audit Committee of the Company's Board of Directors, was committed to remediating the foregoing material weakness and took the following steps in the third and fourth quarters of 2023:

• Completed a re-underwriting of all loans in the specialty finance loan portfolio, and believes risk grades and the ACL are adequate and appropriately recorded;

• Established a credit policy and risk committee charged with drafting a new credit policy;

• Began institutionalizing a new philosophy around loan portfolio management.

As discussed in management’s report above, management has determined that as of December 31, 2023 the remedial steps described above have been satisfactorily implemented. Management has had sufficient time to test the design and operating effectiveness of such remedial measures, and as such, has concluded that the 2022 Material Weakness has been remediated.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item will be included in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics and Conflict of Interest Policy that applies to directors, executive officers, and employees of the Company and the Bank. A copy of the code may be found https://www.blueridgebankshares.com/governance/governance-documents and also may be obtained without charge by written request to the Company’s Corporate Secretary.

Any amendments to, or waivers of, the Code of Ethics and Conflicts of Interest Policy applicable to our directors, executive officers, principal accounting officer or controller, or persons performing similar functions, and required to be disclosed will be posted on our website at https://www.blueridgebankshares.com/governance/governance-documents.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2023, relating to the Company’s stock-based compensation plans, pursuant to which awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, and performance compensation awards in the form of common stock from time to time.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	—	$—	544,027
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	544,027

(1) The information in this column does not include a total of 30,491 shares of common stock that are issuable upon the exercise of stock options assumed in the Bay Banks Merger with a weighted-average exercise price of $11.89 per share.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

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

3.2

Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., dated June 27, 2018 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

3.3

Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., dated July 7, 2020 (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on July 8, 2020).

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

10.3

Amended and Restated Employment Agreement, dated October 24, 2023, by and among Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association, and G. William Beale (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023).

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

10.14

Consent Order issued by the Office of the Comptroller of the Currency, dated January 24, 2024 (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on January 25, 2024).

10.15

Form of Securities Purchase Agreement, dated December 21, 2023, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on December 22, 2023).

10.16	Blue Ridge Bankshares, Inc. 2023 Stock Incentive Plan (incorporated by reference to Appendix A of Blue Ridge Bankshares, Inc.'s proxy statement for the 2023 annual meeting, filed April 28, 2023).
10.17	Form of Restricted Stock Award Agreement (Performance-Based).
10.18	Form of Restricted Stock Award Agreement (Time-Based).
10.19	Form of Restricted Stock Award Agreement (Non-Employee Director).
21.1	Subsidiaries of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 21.1 of Blue Ridge Bankshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022).
23.1	Consent of Independent Registered Public Accounting Firm – Elliott Davis, LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Blue Ridge Bankshares, Inc. Clawback policy.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: March 15, 2024	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. William Beale	President, Chief Executive Officer and	March 15, 2024
G. William Beale	Director (Principal Executive Officer)

/s/ Judy C. Gavant	Executive Vice President and Chief Financial	March 15, 2024
Judy C. Gavant	Officer (Principal Financial Officer)

/s/ Brett E. Raynor	Senior Vice President and Chief Accounting	March 15, 2024
Brett E. Raynor	Officer (Principal Accounting Officer)

/s/ Mensel D. Dean, Jr.	Chairman of the Board	March 15, 2024
Mensel D. Dean, Jr.

/s/ Hunter H. Bost	Director	March 15, 2024
Hunter H. Bost

/s/ Heather M. Cozart	Director	March 15, 2024
Heather M. Cozart

/s/ Elizabeth H. Crowther	Director	March 15, 2024
Elizabeth H. Crowther

/s/ Larry Dees	Director	March 15, 2024
Larry Dees

/s/ Richard A. Farmar, III	Director	March 15, 2024
Richard A. Farmar, III

/s/ Andrew C. Holzwarth	Director	March 15, 2024
Andrew C. Holzwarth

/s/ Robert S. Janney	Director	March 15, 2024
Robert S. Janney

/s/ Otis S. Jones	Director	March 15, 2024
Otis S. Jones

/s/ Julien G. Patterson	Director	March 15, 2024
Julien G. Patterson

/s/ Randolph N. Reynolds, Jr.	Director	March 15, 2024
Randolph N. Reynolds, Jr.

/s/ Vance H. Spilman	Director	March 15, 2024
Vance H. Spilman

/s/ William W. Stokes	Director	March 15, 2024
William W. Stokes

/s/ Carolyn J. Woodruff	Director	March 15, 2024
Carolyn J. Woodruff