Form 10-K/A
period 2023-12-31
BLUE RIDGE BANKSHARES, INC.
filed 2024-04-29
CIK 842717

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
The aggregate market value of voting stock held by
non-affiliates
of the registrant at June 30, 2023, based on the closing sale price of the registrant’s common stock on June 30, 2023, was approximately $135,352,454.
The registrant had 22,984,040 shares of common stock, no par value per share, outstanding as of April 17, 2024.

Audit Firm ID	Auditor Name	Auditor Location
149	Elliott Davis, PLLC	Raleigh, North Carolina

EXPLANATORY NOTE
Blue Ridge Bankshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(the “Form
10-K/A”)
to amend its Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 (the “Form
10-K”),
filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024. The purpose of this Form
10-K/A
is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form
10-K,
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
Item 15 of Part IV also has been amended to include or incorporate by reference into this
Form 10-K/A
certain exhibits relating to the Company’s private placement of securities as previously reported under a Current Report on
Form 8-K
filed with the SEC on April 5, 2024 and an agreement with one of the Company’s named executive officers.
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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

General. The business and affairs of the Company are managed under the direction of the Company’s Board of Directors (the “Board”) in accordance with the Virginia Stock Corporation Act and the Company’s articles of incorporation and bylaws. Members of the Board are kept informed of the Company’s business through discussions with the Chairman of the Board, the President and Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

The following biographical information discloses each director’s age and business experience, including the specific skills or attributes that qualify each director for service on the Board, and the year that each individual was first elected to the Board.

Class I Directors (Term Expiring 2024)

Hunter H. Bost, 57, has served as a director of the Company since 2016. He is a private investor and real estate developer based in Durham, North Carolina. Previously, Mr. Bost served on the boards of directors of River Bancorp, Inc. (“River”) and its subsidiaries, River Community Bank and 1st Medallion Mortgage Corporation, prior to River’s merger with the Company in 2016. He also served as Chairman of River. Mr. Bost spent over 10 years in New York at Electra Partners, Merrill Lynch, and Price Waterhouse (now PwC). He has served on several non-profit boards, including Hábitat Para La Humanidad Guatemala, Mathkind, and both the Board of Visitors and the International Studies Advisory Board at the University of North Carolina at Chapel Hill. Mr. Bost was a Morehead Scholar at the University of North Carolina at Chapel Hill, where he received a Bachelor of Arts in Economics and a Master of Accounting. Additionally, he has a Master of Business Administration from the MIT Sloan School of Management and a Master of Public Administration from Harvard University’s Kennedy School of Government. Mr. Bost brings to the Board broad experience in digital assets, Fintech, real estate and investing along with a community service focus.

Mensel D. Dean, Jr., 78, has served as a director of the Company since 2013 and Chairman of the Board since 2022. He is a former partner at the accounting firm AM Pullen & Company (1977-1984), McGladrey & Pullen (1984-1999) and PBGH/PBMares, LLP (1999-2015), but continues to perform as an advisor to many long-time clients for PB Mares, LLP. Mr. Dean has over 50 years of public accounting experience, consulting clients in numerous industries. He was selected a Super CPA by the Virginia Society of Certified Public Accountants (“VSCPA”) and Virginia Business magazine in the inaugural class in 2021. Mr. Dean is an U.S. Army veteran with service during the Vietnam War. In 2005, he was named Commonwealth of Virginia Small Business Veteran of the Year. Mr. Dean is a graduate of Bridgewater College with a Bachelor of Science in Business Administration. He is a Certified Public Accountant licensed in the Commonwealth of Virginia. After 16 years of service, Mr. Dean retired as a trustee at Bridgewater College where he was a member of the Executive Committee, Finance Committee, Investment Committee, and Chair of the Audit Committee. He is a former Board of Trustee for Rockingham Memorial Hospital (1999-2014) now part of Sentara where he served as Vice Chair of the Board, Chairman of the Audit Committee, a member of the Executive and Investment Committees. Mr. Dean is a former member of the Board and Chairman of Bridgewater Retirement Community and a former Director of Rockingham Heritage Bank/Premier Bank. He is also a member of the American Institute of Certified Public Accountants and the VSCPA. Mr. Dean brings to the Board extensive accounting and consulting experience, and broad knowledge of businesses operating in the Company’s markets.

Larry Dees, 75, has served as a director of the Company since 1992, and was Chairman of the Board from 2010 through June 2023. He retired in 2013 as a Certified Public Accountant with a sole practitioner tax and small business consulting practice in Luray, Virginia that he operated for 28 years. Mr. Dees was previously at Draffin & Tucker, LLP, a full-service regional accounting firm based in Albany, Georgia where he served as a tax specialist and bank auditor. He served in Vietnam with the U.S. Army’s 82nd Airborne Division where he was awarded the Combat Infantryman’s Badge, Bronze Star, and Army Commendation Medal. Mr. Dees is a member of Christ Episcopal Church, Luray, Virginia, where he was treasurer and vestry member for over 20 years and currently serves as treasurer of the Christ Episcopal Church Memorial Endowment Fund. He is a member of the Page Memorial Hospital Development Committee that oversees the raising of funds for capital improvements and employee development. Mr. Dees also coached Little League baseball for the Luray Recreation Department for a number of years. He is a graduate of the University of Georgia with a Bachelor of Business Administration in Accounting and a Master of Accountancy. He is a Certified Public Accountant licensed in the Commonwealth of Virginia. Mr. Dees brings to the Board extensive accounting experience and institutional knowledge of the Company gained through his long service as a director and as Chairman.

Julien G. Patterson, 72, joined the Board following the Company’s acquisition of Bay Banks of Virginia, Inc. (“Bay Banks”) in January 2021, after serving over 20 years on that board. He is past Chairman of the Board of Directors of OMNIPLEX World Services Corporation (“OMNIPLEX”), a company delivering protective security solutions to government agencies and major corporations. Mr. Patterson founded the company over 30 years ago, growing the business to more than $200 million prior to selling the company to a private equity partner. Mr. Patterson currently owns several small businesses in the Northern Neck area of Virginia, employing over 125 personnel with revenues of approximately $7million. Mr. Patterson’s career began with the Central Intelligence Agency, and during his service he designed a wide variety of comprehensive security training programs worldwide. He is a past Chairman of the Virginia Economic Development Partnership, the Virginia Chamber of Commerce, the Virginia Community College Foundation, Virginia Public Safety Foundation, and Virginia FREE, and is a past trustee of the Virginia Foundation for Independent Colleges. He has also served on the Board of Directors of Northern Neck Insurance Company for more than 20 years. Mr. Patterson received his undergraduate and honorary doctorate degrees from Norfolk State University, and previously served on the University’s Board of Visitors. He brings to the Board innovative leadership insights and proven management solutions as a values-driven entrepreneur, in addition to his experience gained while serving on a variety of other business boards.

Randolph N. Reynolds, Jr., 59, joined the Board following the Company’s acquisition of Bay Banks in January 2021. He has nine years of community bank board experience. Mr. Reynolds is a Partner in Reynolds Development Company, a private real estate management and development company specializing in commercial real estate. He previously served in numerous management roles for Reynolds Metals Company, both in Richmond, Virginia and internationally. Mr. Reynolds currently serves as the Vice President of the Henrico County Virginia Policy Foundation. He also serves on the Governance and Fintech Committees at Blue Ridge Bank. Previously, Mr. Reynolds served on the Loan Committee, ESOP Committee, IT Steering Committee, Investment Committee, and Compensation Committee at Bay Banks in Richmond, Virginia. He received a Bachelor of Arts in Economics from the College of William & Mary. Mr. Reynolds brings to the Board extensive knowledge of the commercial real estate industry, experience in senior management positions and a valuable perspective on community involvement in the Company’s market areas.

Class II Director (Term Expiring 2024)

G. William Beale, 74, joined Blue Ridge Bank, National Association (the “Bank”) as its Chief Executive Officer on May 7, 2023. He has served as a director of the Company and as President and Chief Executive of the Company since July 12, 2023. Mr. Beale previously served as the President and Chief Executive Officer of Community Bankers Bank, based in Chesterfield, Virginia from November 2018 to July 2020. From May 1989 to March 2017, Mr. Beale was employed at Union Bank & Trust (now known as Atlantic Union Bank) and was appointed its Chief Executive Officer in 1991. During his tenure, he grew the bank’s total assets from $180 million to $8.5 billion and created a total shareholder return of 10x. Prior to Union Bank & Trust, he worked as both an executive and commercial lender for Capital Bank and Security Bank from 1971 to 1989. Mr. Beale graduated from the Southwestern Graduate School of Banking at Southern Methodist University in 1981 and received a Bachelor of Science in Business Administration from The Citadel in 1971.

Class II Directors (Term Expiring 2025)

Elizabeth H. Crowther, Ed. D., 67, joined the Board following the Company’s acquisition of Bay Banks in January 2021. From 2004 through 2019, she served as President of Rappahannock Community College (“RCC”), an institution providing quality higher education for the Northern Neck and Middle Peninsula communities in Virginia. Dr. Crowther is currently President Emerita of RCC. She is also a member of the Boards of Directors of Lilian Lumber Company, and Northern Neck Insurance Company. Dr. Crowther is also Chair of the Board of Governors for St. Margaret’s School and a Trustee of Church Schools in the Diocese of Virginia. She is a founder and past Chair of LEAD River Counties, a regional leadership development program. Dr. Crowther is past Chair of the Bon Secours Mercy Health System, Richmond area market, and is currently Chair of the Virginia Outdoors Foundation, a Governor’s appointment. Her economic and workforce development work includes past memberships on numerous boards and commissions, such as the Virginia Economic Development Partnership, Go Virginia, and the Governor’s Rural Jobs Commission. Dr. Crowther earned both Bachelor of Arts and Masters of Arts degrees in English from Virginia Tech and a Doctor of Higher Education Administration degree from the College of William & Mary. Dr. Crowther brings to the Board substantial organizational and managerial experience as well as deep involvement in community and workforce development.

Robert S. Janney, 74, has served as a director of the Company since 2000, and serves as the Chairman of its Governance Committee, serves on the Compensation Committee, and currently serves as the Chairman of the Board of BRB Financial Group, Inc., a wholly owned subsidiary of the Company. He has been engaged in the general practice of law at the firm of Janney & Janney, PLC in Luray, Virginia since 1974. Mr. Janney has served on the counsel of the Virginia State Bar and as Chairman of the General Practices Session of the Virginia State Bar. He is a graduate of the University of Virginia College of Arts and Sciences with a major in Government with high honors as well as a graduate of the University of Virginia School of Law. Mr. Janney brings to the Board his legal education, background, and experience, which provides insight, among other things, in matters of corporate governance and commercial law.

Vance H. Spilman, 62, joined the Board following the Company’s acquisition of Bay Banks in January 2021. He has served as the Chief Executive Officer of LeafSpring Schools (“LeafSpring”) and its franchisor, Prism LLC since June 2015. LeafSpring is a national chain of for-profit preschools, which operates 13 schools across the U.S. From July 2012 to May 2015, Mr. Spilman was President of SweetFrog Enterprises, LLC (“SweetFrog”), a national chain of over 300 frozen yogurt retail stores. Prior to joining SweetFrog, he was the Chief Financial Officer of the largest national Five Guy’s Burgers and Fries franchise. Mr. Spilman served on the Virginia Museum of Fine Arts Foundation Board for over 10 years, and was Chair of its Investment Committee. He previously served on the boards of the Jamestown/Yorktown Society, St. Catherine’s School, the Nature Conservancy and Theatre IV. Mr. Spilman received his Bachelor of Arts and Master of Business Administration degrees from the University of Virginia. Mr. Spilman brings to the Board meaningful finance and corporate strategy insight, and his experience includes eighteen years in commercial and investment banking and asset management.

Carolyn J. Woodruff, 68, has served as a director of the Company since 2019. She is the President of Woodruff Family Law Group in Greensboro, North Carolina. Ms. Woodruff is a Certified Public Accountant licensed in the state of North Carolina. She is an expert in the area of business valuation and is a frequent writer and lecturer on business valuation and federal taxation. Ms. Woodruff has more than 10 years experience as a financial crimes defense attorney. She is an instrument-rated multi-engine airplane pilot. Ms. Woodruff graduated from Duke University School of Law with High Honors where she served as Research and Managing Editor of the Duke Law Review. She has a Bachelor of Science in Business Administration from Purdue University, and she achieved a Fintech certification from Harvard University. Ms. Woodruff brings to the Board extensive experience in business valuation and taxation and knowledge of Fintech, which provides a unique perspective, particularly in evaluating strategic acquisitions and related matters.

Class III Directors (Term Expiring 2026)

Heather M. Cozart, 47, has served as a director of the Company since June 2023. Ms. Cozart is a former partner from the accounting firm FORVIS LLP (formerly DHG LLP). She has over 25 years of experience of audit, Sarbanes-Oxley Act of 2002 compliance, and finance in the financial services industry. During her tenure in public accounting, Ms. Cozart held various leadership roles including Office Managing Partner, service line leader and a member of the firm’s executive committee. Previous to FORVIS LLP, she led the finance functions at two publicly traded financial services companies. Ms. Cozart is a graduate of Salisbury State University with a Bachelor of Science in Accounting as well as a Business Administration/Finance concentration, and is a Certified Public Accountant licensed in the State of North Carolina. She is currently member of the board of trustees of Blue Cross and Blue Shield of North Carolina, servings its audit and personnel & compensation committees. Ms. Cozart is also a board member of Marbles Kids Museum in Raleigh, North Carolina, where she serves as a member of the finance committee, and previously serves as chair of the finance committee and a member of the executive committee. She is also a member of the American Institute of Certified Public Accountants, the North Carolina Association of Certified Public Accountants and the National Association of Corporate Directors (“NACD”). Ms. Cozart is a graduate of the Greater Raleigh Chamber of Commerce’s Leadership Raleigh program. In addition, in 2023, Ms. Cozart became NACD Directorship Certified and completed the Carnegie Mellon/NACD Cyber-Risk Oversight Program earning the CERT Certificate in Cybersecurity Oversight. Her leadership, accounting, and industry knowledge and board governance expertise, including cybersecurity governance, are expected to contribute to her ability to serve as a director.

Richard A. Farmar, III, 66, joined the Board following the Company’s acquisition of Bay Banks in January 2021. Prior to the Company’s merger with Bay Banks, Mr. Farmar was Chairman of the Board of Virginia Commonwealth Bank and Chairman of the Board of Bank of Lancaster, prior to its merger with Virginia Commonwealth Bank. He is President of B. H. Baird Insurance Agency. Mr. Farmar joined B. H. Baird Insurance Agency in 1979 and was named President in 1999. He has received the AAI (Accredited Advisor in Insurance) and CPCU (Chartered Property Casualty Underwriter) designations. Mr. Farmar has served as President of the Independent Insurance Agents of Virginia, and as a director of the Keystone Insurers Group and Virginia Financial Services Corporation. He is currently Chairman of the Board of VCU Tappahannock Hospital, and has also served his community as president of the following organizations: the Warsaw Jaycees, the Warsaw Rotary Club and the George Washington National Memorial Association. Mr. Farmar is a graduate of Hampden-Sydney College with a Bachelor of Arts in Government and Foreign Affairs. Mr. Farmar brings to the Board decades-long experience in the insurance industry, as well as extensive knowledge of the Company’s market area in the Northern Neck of Virginia.

Andrew C. Holzwarth, 52, joined the Board in 2019. Since 2009, Mr. Holzwarth has been the Managing Partner of Piedmont Realty Holdings, a full service real estate development company headquartered in Charlottesville, Virginia. He holds a bachelor’s degree from Pennsylvania State University and a Master of Business Administration from the University of Virginia, Darden School of Business. Mr. Holzwarth brings to the Board knowledge of the real estate industry, particularly in the Company’s market areas.

Otis S. Jones, 64, has served as a director of the Company since June 2023. Mr. Jones is the Sales Director of the Southeast Financial Services business unit at ServiceNow, Inc. (“ServiceNow”), a publicly-traded software company providing cloud computing platforms to help companies manage digital workflows for enterprise operations. He joined ServiceNow in March 2021 after retiring from IBM following 36 years of service, with his last position as Client Unit Director of the Mid-Atlantic Financial Services business unit. Mr. Jones has over 30 years of financial services experience, primarily as a sales leader helping financial services clients leverage technology to transform business operations. At IBM, he led sales teams and was responsible for client satisfaction, revenue, and profit for a product portfolio that included hardware, software, services and custom banking solutions. Mr. Jones is a Trustee of the Chesapeake Bay Foundation (“CBF”) and was named Chair of the Board of Trustees of CBF in January 2023. He also serves on the Board of Directors of Northern Neck Insurance Company, an insurance company headquartered in Irvington, Virginia, and is Chair of its Risk Committee as well as a member of its Compensation Committee. In July 2020, Mr. Jones was appointed for a two-year term by former Governor Ralph S. Northam to the Virginia Council of Environmental Justice, whose mission is to ensure that vulnerable communities are being protected from pollution, climate change, and environmental hazards. Mr. Jones is a former Trustee and Vice President of the Chesterfield Public Education Foundation, Inc., and the Richmond Public Schools Education Foundation. He is past Chair of the Board of Trustees of The Richmond Forum. A native of the Northern Neck area of Virginia (Weems, Virginia), he holds a Bachelor of Arts in Journalism and Public Relations from Norfolk State University. Mr. Jones brings to the Board his significant experience in sales and technology, specifically relating to the financial services industry, along with his deep service and ties to the communities within the Company’s market areas.

William W. Stokes, 60, has served as a director of the Company since 2012. Mr. Stokes has been the Chief Financial Officer of Bio-Cat, Inc., a high-quality enzyme manufacturer based in the Charlottesville, Virginia area, since 2009. He previously spent over 20 years in commercial banking, including as a Senior Vice President and Area Executive for the Charlottesville market for StellarOne Bank (now Atlantic Union Bank) and its predecessor, Second Bank and Trust. Mr. Stokes is a graduate of North Carolina State University with a Bachelor of Arts in Accounting. Mr. Stokes brings to the Board his background in banking along with accounting experience and knowledge of the manufacturing industry.

Executive Officers Who Are Not Directors

Judy C. Gavant, 64, was appointed President of the Bank in April 2022 and has been Executive Vice President and Chief Financial Officer of the Company since February 2021. She was Executive Vice President and Chief Financial Officer of the Bank from February 2021 to April 2022 and has been President and Chief Financial Officer of the Bank since April 2022. She is also Executive Vice President, Chief Financial Officer and Treasurer of BRB Financial Group, Inc. Ms. Gavant has over 40 years of experience in accounting, taxation, finance, and mergers and acquisitions. From March 2018 until the Company’s merger with Bay Banks, she served as Executive Vice President and Chief Financial Officer of Bay Banks and its bank subsidiary, Virginia Commonwealth Bank. Prior to joining Bay Banks, Ms. Gavant was Senior Vice President, Controller and Chief Accounting Officer of Xenith Bankshares, Inc. (“Xenith”) and its subsidiary bank from July 2016 until it was acquired by Atlantic Union Bankshares Corporation in January 2018. She was Senior Vice President, Controller and Principal Accounting Officer of Xenith from August 2010 until July 2016. Prior to joining Xenith in 2010, Ms. Gavant held a variety of positions with Owens & Minor, Inc., Tredegar Corporation and Dominion Energy, Inc., all publicly-traded companies. Ms. Gavant served in the audit and tax practice of PricewaterhouseCoopers LLP over a nine year period. Ms. Gavant is a Certified Public Accountant licensed in the Commonwealth of Virginia and State of Texas.

Brett E. Raynor, 40, has been Chief Accounting Officer of the Company and the Bank since April 2022. Previously, Mr. Raynor served as Senior Vice President and Director of Financial Reporting of the Bank since February 2021. He served as Senior Vice President and Controller of Virginia Commonwealth Bank from March 2018 until the Company’s acquisition of Bay Banks in January 2021. Mr. Raynor has over 15 years of experience in accounting, financial reporting, auditing, and mergers and acquisitions, and over 10 years of experience with publicly-traded bank holding companies. Prior to joining Virginia Commonwealth Bank, Mr. Raynor was with Xenith and its subsidiary bank from March 2012 until it was acquired by Atlantic Union Bankshares Corporation in January 2018. Mr. Raynor held roles of progressively higher levels of responsibility in accounting and financial reporting during his tenure with Xenith. Mr. Raynor began his career with KPMG US LLP in the audit and advisory practice. Mr. Raynor is a Certified Public Accountant licensed in the Commonwealth of Virginia.

C. Douglass Riddle, 60¸ has served as an Executive Vice President and the Commercial Banking Executive of the Bank since October 2023. He joined the Bank in February 2022 as Executive Vice President, Middle Market Banking, spearheading the establishment of a Commercial and Industrial focused banking group. Prior to this, Mr. Riddle held the position of Senior Vice President and Commercial Banking Executive at Fifth Third Bank from October 2010 to September 2021, where he led the Middle Market Banking Group in Raleigh, North Carolina. During his tenure, he played a key role in opening de novo commercial banking offices in Greensboro, North Carolina and Richmond, Virginia. Additionally, Mr. Riddle served as the Triangle (NC) Market Executive and was a key member of the regional leadership team covering North Carolina, South Carolina and Virginia. Before joining Fifth Third Bank, he contributed nearly two decades of service at First Union/Wachovia/Wells Fargo from April 1990 to September 2009, holding roles in Credit Administration and as a Commercial Relationship Manager. Mr. Riddle’s career began at Heritage Bank for Savings in Holyoke, Massachusetts. He earned a Bachelor of Arts in Political Science from the University of Massachusetts, Amherst in 1987.

Committees of the Board

The Company’s Board has, among others, a standing Audit Committee, a Compensation Committee, and a Governance Committee.

Audit Committee. The current members of the Audit Committee are Ms. Woodruff (Chair), Ms. Cozart, and Messrs. Dean and Farmar. The Board has determined that all members of the Audit Committee are independent under the rules of the NYSE and the SEC, and meet the definition of independent directors as set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has also determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Committee and that Mr. Dean and Ms. Woodruff each qualify as an “audit committee financial expert” as defined by regulations of the SEC.

The Audit Committee has adopted a charter that provides guidance to the Committee, the entire Board and the Company regarding the Committee’s purposes, goals, responsibilities, functions and its evaluation. A copy of the charter is available on the Company’s website at www.mybrb.bank under “Investor Relations.” The Audit Committee provides independent and objective oversight of the integrity of the Company’s financial statements, the accounting functions and internal controls of the Company and its subsidiaries and affiliates (as applicable), compliance with legal and regulatory requirements, the Company’s independent registered auditors’ qualifications and independence, and the performance of the Company’s independent registered auditors, and the Company’s internal audit function. The Audit Committee and the Board have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent accountants and internal auditors. The Committee also reviews and advises the Board with respect to the Bank’s risk management policies, and tax policies. The Audit Committee met 15 times during the year ended December 31, 2023.

Compensation Committee. The current members of the Compensation Committee are Messrs. Patterson (Chair), Dees and Janney, and Dr. Crowther. The Board has determined that all members of the Compensation Committee are independent under the rules of the NYSE and the SEC.

The Compensation Committee has adopted a charter that provides guidance to the Committee, the entire Board and the Company regarding the administration of the compensation programs and policies of the Company.

A copy of the charter is available on the Company’s website at www.mybrb.bank under “Investor Relations.” The Compensation Committee provides assistance to the Board in fulfilling its responsibility to shareholders, potential shareholders, and the investment community to ensure that the Company’s officers, key executives, and Board members are compensated in accordance with the Company’s total compensation objectives and executive compensation philosophy and strategy. The Committee recommends and approves the compensation policies, strategies, and pay levels necessary to support organizational objectives. The Compensation Committee met 11 times during the year ended December 31, 2023.

Governance Committee. The current members of the Governance Committee are Messrs. Janney (Chair), Holzwarth, Patterson and Reynolds, and Dr. Crowther. The Board has determined that all members of the Governance Committee are independent under the rules of the NYSE and the SEC.

The Governance Committee has adopted a charter that provides guidance to the Committee, the entire Board and the Company regarding the process for identifying and recommending directors to the Board. A copy of the charter is available on the Company’s website at www.mybrb.bank under “Investor Relations.” The Governance Committee provides assistance to the Board in fulfilling its responsibility to shareholders, potential shareholders, regulators, and the investment community to ensure that the Board practices create a governance environment conducive to value creation and risk management. Among other things, the Governance Committee is responsible for (i) selecting and recommending to the Board nominees for election at annual meetings of shareholders, (ii) selecting and recommending to the Board nominees to fill Board vacancies, and (iii) reviewing and recommending to the full Board for approval any changes to the Company’s articles of incorporation and bylaws. The Governance Committee met 4 times during the year ended December 31, 2023.

In identifying potential nominees, the Governance Committee takes into account such factors as it deems appropriate, including the current composition of the Board to ensure diversity among its members. Diversity includes the range of talents, experiences, and skills that would best complement those that are already represented on the Board, the balance of management and independent directors, and the need for specialized expertise. Among other things, directors of the Company should possess the following qualifications, qualities, skills or expertise:

•	the highest ethics, integrity and values;

•	outstanding personal and professional reputations;

•	professional experience and personal expertise that help the Board create shareholder wealth and represent the interests of shareholders;

•	knowledge of issues affecting the Company;

•	the ability to exercise independent business judgment;

•	freedom from conflicts of interest;

•	demonstrated leadership skills; and

•	the willingness and ability to devote the time necessary to perform the duties and responsibilities of a director.

The Governance Committee considers candidates for Board membership suggested by its members, by management, and by shareholders of the Company. Candidates suggested by shareholders are considered on the same basis as candidates suggested by Committee members and management.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, no par value (the “Common Stock”), to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 filed with the SEC during the year ended December 31, 2023, the Company believes that all directors, executive officers and beneficial owners of more than 10% of the Common Stock timely complied with all of the filing requirements applicable to them with respect to transactions during the year ended December 31, 2023, except as follows.

A Form 3 for each of Messrs. Beale and Jones, and Ms. Cozart was filed late. A Form 4 for each of Messrs. Bost, Dean, Dees, Farmar, Holzwarth, Janney, Jones, Patterson, Reynolds, Scott, Spilman and Stokes and Dr. Crowther, Ms. Cozart, and Ms. Woodruff was filed late with respect to an award of Common Stock that each director received in July 2023 in connection with board service. In addition, one Form 4 reporting two transactions were filed late for Mr. Beale, and one transaction was filed late for Ms. Woodruff. Lastly, a Form 4 for each of Mr. Beale and Ms. Gavant was filed late for restricted stock awards made in July 2023.

Code of Ethics

The Company has adopted a Code of Ethics and Conflict of Interest Policy that applies to directors, executive officers and employees of the Company and the Bank. A copy of the code is available on the Company’s website at www.mybrb.bank under “Investor Relations.”

ITEM 11: EXECUTIVE COMPENSATION

Overview

This section explains the Company’s executive compensation program for its named executive officers listed below. This section also describes the process of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) for making pay decisions, as well as its rationale for specific decisions related to the year ended December 31, 2023.

Name	Positions (1)
G. William (“Billy”) Beale (1)	President and Chief Executive Officer of the Company; Chief Executive Officer of the Bank

Judy C. Gavant	Executive Vice President and Chief Financial Officer of the Company and the Bank; President of the Bank

C. Douglass Riddle	Executive Vice President and Commercial Banking Executive of the Bank

Brian K. Plum (1)	Former President and Chief Executive Officer of the Company and the Bank

(1)

On May 8, 2023, the Company announced that Mr. Beale was appointed as Chief Executive Officer of the Bank, effective May 7, 2023. Mr. Beale succeeded Mr. Plum, who continued as President and Chief Executive Officer of the Company until July 12, 2023. Effective July 12, 2023, Mr. Plum resigned as President and Chief Executive Officer and as a director of the Company. In connection with the foregoing, the Board appointed Mr. Beale as President and Chief Executive Officer of the Company, effective July 12, 2023. Mr. Beale was also appointed to the Board and its Executive Committee effective July 12, 2023.

Principles and Objectives of the Company’s Compensation Program

The Company’s executive compensation program is designed to attract and retain highly skilled and motivated executive officers who will manage the Company in a manner to promote its growth and profitability and advance the interests of its shareholders. Additional objectives of the Company’s executive compensation program include the following:

•	to align executive pay with shareholders’ interests;

•	to recognize individual initiative and achievements; and

•	to deter excessive risk taking.

The Company’s executive compensation program includes the following key elements:

Pay Element	How It’s Paid	Purpose
Base Salary	Cash (Fixed)	Provide a competitive base salary rate relative to similar positions in the market and enable the Company to attract and retain critical executive talent.

Annual Incentives	Cash (Variable)	Reward executives for delivering on annual financial and strategic objectives that contribute to the creation of shareholder value.

Long-Term Incentives	Equity (Variable)	Provide incentives for executives to execute on longer-term financial goals that drive the creation of shareholder value and support the Company’s leadership retention objectives.

Compensation Practices and Policies

The Company also believes the following practices and policies within the Company’s program promote sound compensation governance and are in the best interests of its shareholders and executives:

	What We Do	What We Don’t Do
✓	Emphasize variable pay over fixed pay, with a significant portion tied to the Company’s financial results and stock performance	✘	No Golden Parachute Tax Gross-ups. The Company doesn’t allow for tax gross-ups under employment agreements or other severance plans

✓	Maintain a clawback policy	✘	No repricing or exchange of underwater options without shareholder approval

✓	Emphasize Long-term Performance – equity award programs reward over a three-year period.	✘	No option or stock appreciation rights granted below fair market value

✓	Provide for “double-trigger” equity award vesting and severance benefits upon a change in control	✘	No supplemental executive retirement plans

✓	Use an independent compensation consultant		No significant perquisites

		✘	No Multiyear Compensation Guarantees – the Company’s employment agreements and compensation plans do not generally provide for any multiyear compensation.

Compensation Benchmarking and Decisions

The Company’s executive compensation programs are administered by or under the direction of the Compensation Committee. The Compensation Committee approves compensation policies, strategies and pay levels necessary to support organizational objectives and makes recommendations to the Board for approval as appropriate.

In determining the compensation of its executive officers, the Compensation Committee evaluates total overall compensation, as well as the mix of salary, cash incentives and bonuses, equity compensation, retirement benefits and other benefits, using a number of factors including the following:

•	the Company’s financial, operating, and competitive performance measured by attainment of strategic objectives and operating results on a standalone basis and relative to peer companies;

•

the duties, responsibilities, and performance of each executive officer of the Company, including the achievement of identified goals for the year as they pertain to the areas of the Company’s operations for which the executive is personally responsible and accountable;

•	historical cash and other compensation levels; and

•	comparative industry market data to assess compensation competitiveness.

The role of the Company’s Chief Executive Officer in determining executive compensation is limited to input in the performance evaluation of the other named executive officers of the Company. The Company’s Chief Executive Officer has no input in the determination of his own compensation, which is determined by the independent members of the Board after receiving a recommendation by the Compensation Committee. Likewise, the other named executive officers have no role in the determination of their own compensation.

Role of Compensation Consultant

During 2022 and continuing into 2023, the Company’s Compensation Committee retained the services of Pearl Meyer & Partners, LLC (“Pearl Meyer”), an independent third-party executive compensation consultant without any previous relationship with management or the Company. Pearl Meyer attended a majority of the Compensation Committee meetings in 2023 to provide the Compensation Committee and the Board advice on compensation trends and issues. Pearl Meyer also provided an annual compensation study comparing the Company’s compensation practices and amounts to a peer group of similarly sized banks, and assisted in the development of the Company’s long-term incentive plan and the Blue Ridge Bankshares, Inc. 2023 Stock Incentive Plan. The compensation study included executive compensation. The Compensation Committee incorporates the advice of Pearl Meyer in its decision-making processes and recommendations to the Board.

Pearl Meyer reports directly to the Compensation Committee and does not provide any additional services to management or the Board. The Compensation Committee has analyzed whether the work of Pearl Meyer as the compensation consultant raised any conflict of interest, considering relevant factors in accordance with SEC guidelines. Based on its analysis, the Compensation Committee determined that the work of Pearl Meyer and the individual compensation advisors has conformed to the independence factors and guidance provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC and the NYSE American listing standards.

Executive Compensation Program

To support the Company’s philosophy and achieve its objectives, the Compensation Committee analyzes each of the following elements of compensation against comparative market data, and generally seeks to position each element around the market median, while differentiating individual compensation based on experience, role, position, individual performance, and other factors.

Base Salary

Name	Positions (1)	2022 Base Salary	2023 Base Salary
G. William (“Billy”) Beale (2)	President and Chief Executive Officer of the Company; Chief Executive of the Bank	$—	$547,000
Judy C. Gavant	Executive Vice President and Chief Financial Officer of the Company and the Bank; President of the Bank	$360,000	$378,000
C. Douglass Riddle (3)	Executive Vice President and Commercial Banking Executive of the Bank	$—	$350,000
Brian K. Plum (4)	Former President and Chief Executive Officer of the Company and the Bank	$541,000	$541,000

(1)	The information presented shows positions held during 2023.
(2)	Mr. Beale was appointed as Chief Executive Officer of the Bank, effective May 7, 2023. Mr. Beale was appointed as President and Chief Executive Officer of the Company, effective July 12, 2023.
(3)	Mr. Riddle was not a named executive officer in 2022.
(4)	Mr. Plum served as President and Chief Executive Officer of the Bank until May 7, 2023. Effective July 12, 2023, Mr. Plum resigned as President and Chief Executive Officer of the Company.

Short-Term Incentive Compensation

The Company maintains an annual cash incentive program for its executive officers. This program includes establishing a target award in an amount equal to a set percentage of the executive officer’s base salary, with the ultimate award earned based on the Company’s performance in certain areas of its operations. In 2023, the Compensation Committee established performance goals in the following key areas: net income, noninterest demand deposit account growth, noninterest income growth and asset quality. The amounts earned by the executive officers under such program could be modified, reduced or eliminated in the discretion of the Compensation Committee based on the Company’s performance and other factors. Because Mr. Beale joined the organization mid-year in May 2023 and Mr. Riddle was not included in the executive officer group for the 2023 program, no annual cash incentive program awards were paid to such officers for 2023 performance. The amount of the annual incentive award paid to Ms. Gavant, the only named executive officer eligible to receive a cash incentive award for 2023, is provided under the “Non-Equity Incentive Plan” column of the Summary Compensation Table.

The Compensation Committee is also authorized by the Board to consider awarding discretionary cash bonuses. Such bonuses, if any, are made on an annual basis after the Compensation Committee assesses the performance of each of the named executive officers and the Company during the most recently completed fiscal year. The goal of the Compensation Committee is to award such discretionary bonus payments commensurate with the officer’s performance during such year. Because Messrs. Beale and Riddle were not participants in the annual cash incentive program described in the preceding paragraph during 2023, the Compensation Committee determined to provide such officers with additional compensation awards for 2023 performance under the discretionary cash bonus component of the Company’s short-term incentive compensation program. The amounts of the discretionary cash bonuses paid are provided under the “Bonus” column of the Summary Compensation Table.

Long-Term Incentive Compensation

The Company has a long-term equity incentive program designed to provide incentives for the Company’s executive officers to execute on longer-term financial goals that drive the creation of shareholder value and support the Company’s leadership retention objectives.

The Company’s long-term incentive program and current equity incentive plan are each administered by the Compensation Committee, which has the power to identify which participants will be granted awards, and determines the terms and conditions applicable to the awards. In general, named executive officers participating in the program will have a target award opportunity based on competitive market practice and denominated as a percentage of base salary. For 2023 awards, the Compensation Committee determined to grant a combination of 50% performance-based restricted stock awards and 50% time-based restricted stock awards to the Company’s named executive officers. The Compensation Committee believes that this combination reduces the risk profile of the awards, balances the officers’ long-term incentive compensation between retention and performance, and ensures that executives are focused on the Company’s long-term success and increasing shareholder value.

Time-based awards vest evenly on the first, second and third anniversaries of the grant date, provided that the executive officer remains employed with the Company through the applicable vesting date.

Performance-based awards vest at the end of a three-year performance period, and are earned (vest) based on the Company’s unaudited annualized average return on average assets (“ROAA”) quarterly performance at the end of such period as compared to the performance of a defined peer bank group for the same metric and period. Performance-based awards vest based on achievement of performance levels – threshold, target and maximum – and associated payouts are established at the beginning of the performance period. At the time of their grant in July 2023, the performance-based awards would vest at the end of the performance period based on a threshold payout of 50% (for relative ROAA at the 25th percentile), a target payout of 100% (for relative ROAA at the 50th percentile) and a maximum payout of 150% (for relative ROAA at the 75th percentile). Performance between the stated percentiles is calculated using straight line interpolation. There will be no vesting of the 2023 performance-based awards for performance below the 25th percentile (threshold). Similar to time-based awards, and subject to proration in the event of death, disability or a change in control, the officers must remain employed with the Company through the three-year performance period for the performance-based awards to vest.

Summary Compensation Table

The following table sets forth certain information regarding the compensation paid to or earned by the named executive officers of the Company for the years presented.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
G. William Beale (5)	2023	$354,498	$195,866	$410,242	$—	$20,673	$981,279
President and Chief Executive Officer
Brian K. Plum (6)	2023	$360,667	$—	$—	$—	$13,972	$374,639
Former President and Chief Executive Officer	2022	$541,000	$—	$230,658	$80,825	$26,735	$879,218
Judy C. Gavant	2023	$378,000	$—	$165,371	$75,000	$21,080	$639,451
Executive Vice President and Chief Financial Officer	2022	$360,000	$—	$153,498	$26,255	$30,948	$570,701
C. Douglass Riddle (7)	2023	$315,591	$50,000	$76,384	$—	$30,337	$472,312
Executive Vice President and Commercial Banking Executive	2022	$—	$—	$—	$—	$—	$—

(1)	Consists of a discretionary performance cash bonus.
(2)

The amounts represent the grant date fair value of the awards calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. Awards consist of time-based restricted stock that vests evenly over a period of three years and performance-based restricted stock that vests at the end of a three-year performance period and is contingent on the Company’s actual return on average assets performance at the end of the performance period. Assumptions used in the calculation of these amounts are included in Note 11 of the Company’s audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

(3)

The amounts represent cash payments under the Company’s annual cash incentive program that provides for awards based on the performance of the Company in certain key areas. Please see the discussion under “Short-Term Incentive Compensation” in this Item 11.

(4)	The amounts represent the Company’s contributions to the 401(k) plan, and employee health and wellness plans.

(5)	Mr. Beale became an executive officer of the Company effective July 12, 2023.

(6)	Mr. Plum resigned as President and Chief Executive Officer of the Company effective July 12, 2023.

(7)	Mr. Riddle became an executive officer of the Company during 2023.

Outstanding Equity Awards

The following table provides certain information on the value of unexercised stock options and unvested restricted stock previously awarded to the Company’s named executive officers and outstanding as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1)	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2)
G. William Beale	July 1, 2023					18,542	(3)	$56,182	27,813	(4)	$84,273
Judy C. Gavant	July 1, 2023					7,475	(3)	$22,649	11,211	(4)	$33,969
	July 20, 2022					2,746	(3)	$8,320	4,119	(4)	$12,480
		3,750 3,750	$ $	13.15 10.80	6/7/2028 6/12/2029
	July 1, 2021					1,334	(3)	$4,042
C. Douglass Riddle	July 1, 2023					8,631	(3)	$26,152
	July 20, 2022					4,085	(3)	$12,378	6,127	(4)	$18,565

(1)	All stock options are exercisable and were assumed in connection with the Company’s acquisition of Bay Banks on January 31, 2021.

(2)	The market value of unearned shares that have not vested is based on the closing sales price of the Company’s Common Stock on December 31, 2023 ($3.03 per share).

(3)

The time-based restricted stock awards vest evenly on the first, second and third anniversaries of the grant date, provided that the executive has remained continuously employed with the Company through the applicable vesting date.

(4)

The performance-based restricted stock awards vest at the end of a three-year performance period and are contingent on the Company’s actual return on average assets performance at the end of the performance period and the executives remaining continuously employed with the Company through the end of the performance period.

Stock Incentive Plan

The Company maintains the Blue Ridge Bankshares Inc. 2023 Stock Incentive Plan (“2023 Plan”), which is designed to promote the interests of the Company and its shareholders by strengthening the Company’s ability to attract, motivate and retain personnel upon whose judgment, initiative and efforts the financial success and growth of the Company largely depend. The 2023 Plan was adopted by the Board on March 22, 2023, approved by shareholders on June 14, 2023 at the Company’s 2023 Annual Meeting of Shareholders and expires on March 21, 2033. The 2023 Plan provides for the granting of restricted stock awards, incentive and non-statutory stock options, restricted stock units and other stock-based awards to employees and directors. The 2023 Plan authorizes the issuance of up to 850,000 shares of the Company’s Common Stock, and replaced the Blue Ridge Bankshares, Inc. Equity Incentive Plan (the “Prior Plan”).

The Compensation Committee administers the 2023 Plan, identifies which participants will be granted awards, and determines the terms and conditions applicable to the awards. To date, the Compensation Committee has only granted restricted stock awards under the 2023 Plan. The value of the stock awarded is based on the fair market value of the Company’s Common Stock at the time of the grant. The Company recognizes compensation expense equal to the value of such awards over the applicable vesting period. The 2023 Plan prohibits the payment of dividends or similar distributions on awards, whether subject to time-based or performance-based vesting, unless and until the vesting requirements have been met, and prohibits share recycling.

Under the Prior Plan, the Company historically granted mainly time-based restricted stock awards. Beginning in 2022, the Company began granting performance-based restricted stock awards under the Prior Plan and has continued such practice under the 2023 Plan. More information on the vesting requirements of restricted stock awards granted to the named executive officers is provided under the section entitled “Long-Term Incentive Compensation” above in this Item 11.

Under the 2023 Plan, of the 850,000 shares authorized, 544,027 shares were available for granting purposes as of December 31, 2023. No stock options have been awarded under the 2023 Plan. In connection with the Company’s acquisition of Bay Banks on January 31, 2021, the Company assumed certain equity compensation plans of Bay Banks and stock options as of the date of the acquisition. As of December 31, 2023, options with respect to 53,816 shares remain outstanding.

Employment and Change in Control Agreements

Securing the continued service of key executives is essential to the successful future of the Company. Employment agreements and change in control agreements can assist the Company by attracting and retaining key executives. Below is a description of the current agreements that the Company has with its named executive officers.

The Company’s use of employment agreements is limited to only a select number of the Company’s executive officers. The Company currently has agreements with the President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank (Mr. Beale), the Chief Financial Officer of the Company and President of the Bank (Ms. Gavant), and the Commercial Banking Executive of the Bank (Mr. Riddle). Each agreement generally describes the position and duties of each named executive officer, provides for a specified term of employment, describes base salary, bonus opportunity and other benefits and perquisites to which the executive officer is entitled, if any, sets forth the duties and obligations of each party in the event of a termination of employment prior to expiration of the employment term, and provides the Company with a measure of protection by obligating the named executive officer to abide by the terms of restrictive covenants during the terms of his employment and thereafter for a specified period of time.

The Company’s obligation to pay any severance under each of the employment agreements is conditioned on the execution by the named executive officer of a general release and waiver of any and all claims with respect to their employment with the Company.

The terms of these agreements were negotiated and determined with consideration of the best interests of the Company and its shareholders. In attracting and securing a talented team of executive officers, the Company believes it has positioned the organization to successfully execute its growth strategy and vision.

Employment Agreement with G. William Beale. On October 24, 2023, the Company and the Bank entered into an amended and restated employment agreement with Mr. Beale that amends and restates his prior employment agreement, entered into on May 7, 2023. Under the terms of the amended and restated employment agreement, Mr. Beale is to serve as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. The agreement also provides for his service on the boards of directors of the Company and the Bank while in effect.

The amended and restated agreement provides for a two-year employment term that will expire on May 7, 2025; provided, that on May 7, 2025 and on each May 7th thereafter, the term of the agreement will be automatically extended for an additional one-year period unless either party gives written notice of nonrenewal at least 90 days before the end of the then-current term. Pursuant to the agreement, Mr. Beale is entitled to a minimum base salary of $547,000 per year, and has the opportunity to earn annual cash bonus payments of up to 40% of his base salary based on metrics, standards and parameters established by the Board. Mr. Beale is also entitled to an annual long-term incentive award of up to 60% of his base salary.

Pursuant to the amended and restated agreement, in the event Mr. Beale is terminated for “cause” (as such term is defined in the agreement), he will generally be entitled to receive compensation and benefits only through the date of termination. The agreement provides for additional compensation and benefits in the event Mr. Beale’s employment is terminated by the Company without cause or by him for “good reason” (as such term is defined in the agreement). In such cases, Mr. Beale will be entitled to receive each month for the greater of (x) three months or (y) 12 months less the number of full or partial months from May 7, 2023 through the date of termination (i) the monthly portion of his current annual base salary, (ii) an amount equal to 1/12 of the highest annual bonus paid or payable, including by reason of any deferral, for the two years immediately preceding the year in which his employment terminates, and (iii) a welfare continuance benefit. The agreement provides for alternative compensation and benefits in the event Mr. Beale’s employment is terminated by the Company without cause or by him for good reason within one year after a “change in control” (as such term is defined in the agreement) of the Company. In such cases, Mr. Beale will be entitled to receive (i) any unpaid base salary through the date of termination, (ii) a welfare continuance benefit, and (iii) a lump sum cash payment equal to the number of months remaining in the then current employment term times the sum of (A) his monthly base salary as of the date of termination or, if greater, the highest monthly base salary in effect in the three months immediately prior to the date of the change in control, and (B) 1/12 of his highest annual bonus paid or payable, including by reason of any deferral, for the two years immediately preceding the year in which his employment terminates. Mr. Beale’s entitlement to the foregoing severance payments is subject to his execution of a release and waiver of claims against the Company and his compliance with the restrictive covenants provided in the employment agreement. The agreement also provides that the compensation and benefits to which Mr. Beale may be entitled in connection with a termination following a change in control will be reduced to the amount that does not trigger the excise tax under Section 4999 of the Internal Revenue Code of 1986. No reduction, however, will be made and Mr. Beale will be responsible for all excise and other taxes if his after-tax position with no cutback exceeds his after-tax position with a cutback.

The amended and restated agreement with Mr. Beale contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-competition covenant continues for a period of three months following the termination of Mr. Beale’s employment for any reason and the non-solicitation covenant continues for a period of 12 months following the termination of Mr. Beale’s employment for any reason, provided that in the event Mr. Beale is terminated for cause, the non-competition covenant is operative only if the Company agrees to continue to pay his base salary during such non-competition period.

Employment Agreement with Judy C. Gavant. In connection with her promotion to President of the Bank on April 20, 2022, the Company and the Bank entered into an amended and restated employment agreement with Ms. Gavant, dated April 20, 2022, that amends and restates her prior employment agreement, dated August 12, 2020. The prior employment agreement was entered into in connection with the Bay Banks merger, and pursuant to such agreement Ms. Gavant was appointed Executive Vice President and Chief Financial Officer of the Company and the Bank effective upon the merger. Under the terms of the amended and restated employment agreement, in addition to her serving as President of the Bank, Ms. Gavant continues to serve as Chief Financial Officer of the Bank and as Executive Vice President and Chief Financial Officer of the Company.

The amended and restated employment agreement provides for a two-year term that will expire on April 20, 2024; provided, that on April 20, 2024 and on each April 20th thereafter, the term of the agreement will be automatically extended for an additional one-year period unless either party gives written notice of nonrenewal at least 90 days before the end of the then-current term. Pursuant to the agreement, Ms. Gavant is entitled to a minimum base salary of $360,000 per year. Ms. Gavant has the opportunity to earn annual cash bonus payments of up to 30% of her base salary. The agreement provides that Ms. Gavant must receive an annual cash bonus in any year that the Chief Executive Officer of the Bank receives such a bonus and her annual cash bonus must be based on the same metrics, standards and parameters as those established for the Bank’s Chief Executive Officer. Ms. Gavant will also be entitled to an annual long-term incentive award of 30% of her base salary.

Ms. Gavant’s amended and restated employment agreement provides for benefits in the event her employment is terminated by the Company without “cause” or by her for “good reason” (as those terms are defined in the agreement). In such cases, she will be entitled to receive (i) her then-current base salary for the greater of the remainder of the term of her agreement or 12 months, and (ii) a welfare continuance benefit. The agreement provides for alternative benefits in the event Ms. Gavant’s employment is terminated by Company without cause or by her for good reason within one year after a “change in control” (as such term is defined in the agreement) of the Company. In such cases, Ms. Gavant will be entitled to receive (i) any unpaid base salary through the date of termination, (ii) a welfare continuance benefit, (iii) a lump sum cash payment equal to two times the sum of (A) the greater of her base salary as of the date of termination or the date of the change in control, and (B) the average of her annual cash bonus paid or payable for the two most recently completed calendar years prior to the date of termination, and (iv) the shares underlying any equity incentive awards that are outstanding and unvested immediately before her termination (with any performance-based awards vesting at the “target” level). Ms. Gavant’s entitlement to the foregoing severance payments is subject to her execution of a release and waiver of claims against the Company and the Bank and her compliance with the restrictive covenants provided in the employment agreement.

The amended and restated employment agreement with Ms. Gavant contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-competition and non-solicitation covenants generally continue for a period of 12 months following the termination of her employment for any reason.

Employment Agreement with C. Douglass Riddle. On October 23, 2023, the Bank entered into an employment agreement with Mr. Riddle pursuant to which he is to serve as Commercial Banking Executive of the Bank. The agreement provides for a two-year employment term that will expire on October 23, 2025; provided, that on October 23, 2025 and on each October 23rd thereafter, the term of the agreement will be automatically extended for an additional one-year period unless either party gives written notice of nonrenewal at least 90 days before the end of the then-current term. Pursuant to the agreement, Mr. Riddle is entitled to a minimum base salary of $350,000 per year, and has the opportunity to earn annual cash bonus payments of up to 30% of his base salary based on metrics, standards and parameters established by the board of directors of the Bank. Mr. Riddle is also entitled to an annual long-term incentive award of up to 30% of his base salary.

Pursuant to the employment agreement, in the event Mr. Riddle is terminated for “cause” (as such term is defined in the agreement), he will generally be entitled to receive compensation and benefits only through the date of termination. The agreement provides for additional compensation and benefits in the event Mr. Riddle’s employment is terminated by the Company without cause or by him for “good reason” (as such term is defined in the agreement). In such cases, Mr. Riddle will be entitled to receive for the greater of the remainder of the term of his agreement or 12 months (i) the monthly portion of his current annual base salary, (ii) an amount equal to 1/12 of the highest annual bonus paid or payable, including by reason of any deferral, for the two years immediately preceding the year in which his employment terminates, and (iii) a welfare continuance benefit. The agreement provides for alternative compensation and benefits in the event Mr. Riddle’s employment is terminated by the Company without cause or by him for good reason within one year after a “change in control” (as such term is defined in the agreement) of the Company. In such cases, Mr. Riddle will be entitled to receive (i) any unpaid base salary through the date of termination, (ii) a welfare continuance benefit, and (iii) a lump sum cash payment equal to two times the sum of (A) his base salary in effect as of the date of termination or, if greater, the highest base salary in effect in the three months immediately prior to the date of the change in control, and (B) his highest annual bonus paid or payable, including by reason of any deferral, for the two years immediately preceding the year in which his employment terminates. Mr. Riddle’s entitlement to the foregoing severance payments is subject to his execution of a release and waiver of claims against the Bank and his compliance with the restrictive covenants provided in the employment agreement. The agreement also provides that the compensation and benefits to which Mr. Riddle may be entitled in connection with a termination following a change in control will be reduced to the amount that does not trigger the excise tax under Section 4999 of the Internal Revenue Code of 1986. No reduction, however, will be made and Mr. Riddle will be responsible for all excise and other taxes if his after-tax position with no cutback exceeds his after-tax position with a cutback.

The employment agreement with Mr. Riddle contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-competition covenant continues for a period of 12 months following the termination of Mr. Riddle’s employment for any reason and the non-solicitation covenant continues for a period of 12 months following the termination of Mr. Riddle’s employment for any reason, provided that in the event Mr. Riddle is terminated for cause, the non-competition covenant is operative only if the Bank agrees to continue to pay his base salary during such non-competition period.

Other Compensation Practices, Policies and Guidelines

Compensation Clawback Policy. During 2023, the Company adopted a clawback policy that requires mandatory reimbursement of excess incentive compensation from any current or former executive officer if the Company’s financial statements are restated due to material noncompliance with financial reporting requirements under the securities laws. The amount to be recovered will be the excess of incentive compensation paid to the executive based on the erroneous data over the incentive compensation that would have been paid to the executive had it been based on the restated results. Recoupment would cover any excess compensation received during the three completed fiscal years immediately preceding the date of which the Company is required to prepare the accounting restatement. The Company’s clawback policy was adopted in 2023 to comply with the requirements of the New York Stock Exchange and the SEC.

Executive Perquisites and Other Benefits. The named executive officers are eligible to participate in the same benefit plans designed for all the Company’s full-time employees, including health, dental, vision, disability, basic group life insurance coverage and a 401(k) retirement benefit. The Company also has a limited number of perquisites offered to certain named executive officers, including use of a company-owned vehicle or an automobile allowance.

Director Compensation

The following table shows the compensation earned by each of the non-employee directors of the Company’s Board during 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards (2)(3) ($)	Total ($)
Hunter H. Bost	$55,245	$22,983	$78,233
Heather M. Cozart(4)	33,233	—	33,233
Elizabeth H. Crowther	52,025	20,567	72,592
Mensel D. Dean, Jr..	21,500	64,278	85,778
Larry Dees	50,400	20,567	70,967
Richard A. Farmar, III	33,000	20,567	53,567
Andrew C. Holzwarth	20,583	37,763	58,346
Robert S. Janney	41,458	34,471	75,929
Otis S. Jones(4)	30,233	—	30,233
Julien G. Patterson	18,500	45,958	64,458
Randolph N. Reynolds, Jr.	52,125	20,567	72,692
C. Frank Scott, III(5)	24,896	25,113	50,009
Vance H. Spilman	39,363	29,878	69,241
William W. Stokes	25,030	41,365	66,395
Carolyn J. Woodruff	21,000	47,569	68,569

(1)	Directors may elect to receive a portion of cash compensation in Bitcoin. Of the 15 outside directors, five made this election.

(2)

The amounts represent the grant date fair value of the awards calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 11 of the Company’s audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2023

(3)

Restricted stock awarded in 2023, as follows: Mr. Bost, 4,614 shares; Ms. Cozart, 4,495 shares; Dr. Crowther, 4,527 shares; Mr. Dean, 13,510 shares; Mr. Dees, 4,370 shares; Mr. Farmar, 9,693 shares; Mr. Holzwarth, 9,555 shares; Mr. Janney, 6,223 shares; Mr. Jones, 4,495; Mr. Patterson, 9,291 shares; Mr. Reynolds, 4,552 shares; Mr. Spilman, 7,383 shares; Mr. Stokes, 8,938 shares; and Ms. Woodruff, 10,735 shares. The restricted stock awarded in 2023 remained unvested as of December 31, 2023, and will fully vest on July 1, 2024 as long as the director attends at least 75% of the aggregate number of meetings of the Company’s Board of Directors and meetings of committees of which the director was a member during the 12-month period ending July 1, 2024. There are no other unvested restricted stock awards held by the non-employee directors as of such date.

(4)	Ms. Cozart and Mr. Jones were appointed to the Company’s Board on June 14, 2023.

(5)	Mr. Scott retired from the Company’s Board on June 14, 2023.

In 2023, non-employee directors of the Company received a $64,000 annual retainer, payable monthly, with the exception of Committee Chairmen, who received a $71,500 annual retainer, the Chairman of the Audit Committee, who received a $81,500 annual retainer, and the Chairman of the Board, who received a $100,000 annual retainer. Committee members received additional annual retainers as follows: Audit Committee, $5,600; Enterprise Risk Management Committee, $5,600; Compensation Committee, $3,600; Governance Committee, $2,500; Asset Liability Committee, $2,000; Fintech Committee, $2,000; Strategic Planning Committee, $2,000; and Compliance Committee, $2,000. Directors who are also on the BRB Financial Group, Inc. board of directors receive an additional annual retainer of $2,000. Directors are permitted to elect to receive a portion of the retainer payment in the Company’s Common Stock and all directors took such election. The market value of the stock issued to the directors was based on the closing price of the Company’s Common Stock on the date the stock was issued. Messrs. Beale and Plum, as executive officers of the Company, were not separately compensated for their service on the boards of the Company and the Bank.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information as of April 17, 2024, regarding the number of shares of the Company’s Common Stock and the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B, par value $50.00 per share (the “Series B Preferred Stock”), and the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C, par value $50.00 per share (the “Series C Preferred Stock” and together with the Series B Preferred Stock, the “Preferred Stock”), beneficially owned by each director and each named executive officer of the Company and by all directors and executive officers as a group. In addition, the table includes information with respect to persons known to the Company who own or may be deemed to own more than 5% of the Common Stock as of April 17, 2024. Unless otherwise indicated, all shares are owned directly and the named person possesses sole voting and sole investment power with respect to all such shares.

	Shares of Common Stock Beneficially Owned (1)			Shares of Preferred Stock Beneficially Owned (1)
Name of Beneficial Owner	Number		Percentage	Number		Percentage
Directors and Named Executive Officers:
G. William Beale	226,477	(2)	1.0%	100	(3)	*
Hunter H. Bost	80,987	(2)(3)	*	25		*
Heather M. Cozart	6,495	(2)	*	10		*
Elizabeth H. Crowther	16,734	(2)(3)	*	1		*
Mensel D. Dean, Jr.	115,858	(2)(3)	*	25	(3)	*
Larry Dees	243,355	(2)(3)	1.1%	—		*
C. Douglass Riddle	68,640	(2)	*	—		*
Richard A. Farmar, III	53,951	(2)(4)	*	—		*
Judy C. Gavant	124,415	(2)(4)(5)	*	25	(3)	*
Andrew C. Holzwarth	139,352	(2)(3)	*	—		*
Robert S. Janney	120,852	(2)(3)	*	10		*
Otis S. Jones	4,495	(2)	*	2		*
Julien G. Patterson	295,272	(2)(4)	1.3%	10	(3)	*
Brian K. Plum	87,662	*		—		*
Randolph N. Reynolds, Jr.	24,712	(2)	*	2		*
Vance H. Spilman	35,000	(2)(4)	*	25		*
William W. Stokes	33,151	(2)	*	20		*
Carolyn J. Woodruff	86,795	(2)(3)	*	15		*
All of the Company’s directors and executive officers as a group (24 individuals)	1,829,066	(6)	8.0%	270		1.9%

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number		Percentage
5% Shareholders:
Kenneth R. Lehman	29,998,157	(7)	57.9%
Castle Creek Capital Partners VIII, LP	17,285,078	(8)	43.6%
The Banc Funds Company, L.L.C.	3,186,722	(9)	13.9%
Richard T. Spurzem	2,257,487	(10)	9.7%
Fourthstone LLC	1,823,084	(11)	7.9%
BlackRock, Inc.	1,197,651	(12)	5.2%

*	Represents less than 1% of the applicable class of capital stock.

(1)

Based on 22,984,040 shares of Common Stock and 14,150 shares of Preferred Stock, as applicable, outstanding as of April 17, 2024. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security, the power to dispose of or direct the disposition of the security, or the right to acquire beneficial ownership of the security within 60 days. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or other purchase rights held by that person that are currently exercisable or exercisable within 60 days of April 17, 2024 are deemed outstanding, but they are not deemed outstanding for computing the percentage ownership of any other person. The mailing address of the directors and executive officers included in the table is 1801 Bayberry Court, Suite 101, Richmond, Virginia 23226.

(2)

Includes shares of unvested restricted stock, as follows: Mr. Beale, 216,477; Mr. Bost, 4,614; Ms. Cozart, 4,495; Dr. Crowther, 4,527; Mr. Dean, 13,510; Mr. Dees, 4,370; Mr. Riddle, 68,640; Mr. Farmar, 9,693; Ms. Gavant, 91,636; Mr. Holzwarth, 9,555; Mr. Janney, 6,223; Mr. Jones, 4,495; Mr. Patterson, 9,291; Mr. Reynolds, 4,552; Mr. Spilman, 7,383; Mr. Stokes, 8,938; and Ms. Woodruff, 10,735.

(3)

Includes shares held by affiliated corporations, spouses, other close relatives and dependent children, or as custodians or trustees, as follows: Mr. Beale, 100 shares of Series B Preferred Stock; Mr. Bost, 28,071 shares of Common Stock; Dr. Crowther, 486 shares of Common Stock; Mr. Dean, 25 shares of Series B Preferred Stock and 95,085 shares of Common Stock; Ms. Gavant, 25 shares of Series B Preferred Stock; Mr. Dees, 225,000 shares of Common Stock; Mr. Holzwarth, 10,000 shares of Common Stock; Mr. Janney, 77,302 shares of Common Stock; Mr. Patterson, 10 shares of Series B Preferred Stock; and Ms. Woodruff, 3,387 shares of Common Stock.

(4)	Includes shares that may be acquired pursuant to currently exercisable stock options as follows: Mr. Farmar, 4,183; Ms. Gavant, 7,500; Mr. Patterson, 1,183; and Mr. Spilman, 1,125.

(5)	Includes shares allocated to the participant’s account in one of the Company’s Employee Stock Ownership Plans and 401(k) Plan, as follows: Ms. Gavant, 33.

(6)

Includes 681 shares allocated to accounts in one of the Company’s Employee Stock Ownership Plans, 344,937 shares of unvested restricted stock, and 15,866 shares that may be acquired pursuant to currently exercisable stock options.

(7)

Based, in part, on information set forth in a Schedule 13D filed with the SEC on April 10, 2024. As of April 3, 2024, Kenneth R. Lehman has sole voting and sole dispositive power with respect to 1,186,157 shares of Common Stock. As of April 3, 2024, Kenneth R. Lehman owns 4,703 shares of Series B Preferred Stock and a warrant to purchase 2,500 shares of Series B Preferred Stock. If converted and exercised in full, such shares of Series B Preferred Stock and warrant would represent 28,812,000 shares of Common Stock as of April 3, 2024. Mr. Lehman, subject to required regulatory approvals, may designate an individual (or multiple individuals depending on Castle Creek’s ownership percentage) to be appointed to the Board for as long as he owns a certain minimum ownership percentage of the Common Stock. Pursuant to Rule 13d-3 of the Exchange Act, in computing the number of shares beneficially owned by Mr. Lehman and his percentage ownership, the shares of Common Stock that may be acquired upon the exercise or conversion of Mr. Lehman’s shares of Series B Preferred Stock and warrant are deemed outstanding, but they are not deemed outstanding for computing the percentage ownership of any other person. The mailing address of Kenneth R. Lehman is 122 North Gordon Road, Fort Lauderdale, Florida 33301.

(8)

Based, in part, on information set forth in a Schedule 13D filed with the SEC on April 10, 2024. The Schedule 13D reports that, as of April 3, 2024, Castle Creek Capital Partners VIII, LP (“Fund VIII”) has shared voting and dispositive power with respect to 593,078 shares of Common Stock and Castle Creek Capital VIII LLC has shared voting and dispositive power with respect to 593,078 shares of Common Stock. As of April 3, 2024, Fund VIII owns 2,732 shares of Series C Preferred Stock and a warrant to purchase 1,441 shares of Series C Preferred Stock. If converted (or exchanged pursuant to the Exchange Agreement, dated April 3, 2024, by and between the Company and Fund VIII) and exercised in full, such shares of Series C Preferred Stock and warrant would represent 16,692,000 shares of Common Stock as of April 3, 2024. Castle Creek, subject to required regulatory approvals, may designate up to two individuals to be appointed to the Board for as long as it owns certain minimum ownership percentages of the Common Stock. Pursuant to Rule 13d-3 of the Exchange Act, in computing the number of shares beneficially owned by Castle Creek and its percentage ownership, the shares of Common Stock that may be acquired upon the exercise or conversion of Castle Creek’s shares of Series C Preferred Stock and warrant are deemed outstanding, but they are not deemed outstanding for computing the percentage ownership of any other person. The mailing address for Castle Creek Capital Partners VIII, LP and Castle Creek Capital VIII LLC is 11682 El Camino Real Suite 320, San Diego, California 92130.

(9)

Based, in part, on information set forth in a Schedule 13G/A filed with the SEC on February 12, 2024. The Schedule 13G/A reports that, as of December 31, 2023, Banc Fund IX L.P. has sole voting and dispositive power with respect to 1,605,689 shares of Common Stock and Banc Fund X L.P. has sole voting and dispositive power with respect to 1,521,725 shares of Common Stock. On April 3, 2024, Banc Fund X, L.P. purchased 59,308 shares of Common Stock, which are included in the table, as well as shares of Preferred Stock and a warrant to acquire shares of Preferred Stock, which are not. The mailing address of these entities is 150 S. Wacker Drive, Suite 2725, Chicago, Illinois 60606.

(10)

Based, in part, on information set forth in a Schedule 13G/A filed with the SEC on April 5, 2023. The Schedule 13G/A reports that, as of December 31, 2022, Richard T. Spurzem (“Mr. Spurzem”) has sole voting power and dispositive power with respect to 1,894,061 shares of Common Stock. Pursuant to certain stock purchase agreements by and between the Company and Mr. Spurzem, dated December 31, 2014 and March 17, 2015, respectively, Mr. Spurzem has the right to acquire up to 363,426 shares of Common Stock, which are included in the table, as well as shares of Preferred Stock and a warrant to acquire shares of Preferred Stock, which are not. The mailing address of Mr. Spurzem is 810 Catalpa Court, Charlottesville, Virginia 22903.

(11)

Based, in part, on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2024. The Schedule 13G/A reports that, as of December 31, 2023, Fourthstone LLC has shared voting and dispositive power with respect to 1,615,507 shares of Common Stock, Fourthstone Master Opportunity Fund Ltd has shared voting and dispositive power with respect to 1,147,020 shares of Common Stock, Fourthstone GP LLC has shared voting and dispositive power with respect to 468,487 shares of Common Stock, Fourthstone QP Opportunity Fund LP has shared voting and dispositive power with respect to 457,583 shares of Common Stock, Fourthstone Small-Cap Financials Fund LP has shared voting and dispositive power with respect to 10,904 shares of Common Stock, and L. Phillip Stone, IV, as managing member of Fourthstone LLC and Fourthstone GP LLC, has shared voting and dispositive power with respect to 1,615,507 shares of Common Stock. On April 3, 2024, Fourthstone QP Opportunity Fund LP purchased 45,074 shares of Common Stock, which are included in the table, as well as shares of Preferred Stock and a warrant to acquire shares of Preferred Stock, which are not. On April 3, 2024, Fourthstone Master Opportunity Fund Ltd. purchased 138,780 shares of Common Stock, which are included in the table, as well as shares of Preferred Stock and a warrant to acquire shares of Preferred Stock, which are not. On April 3, 2024, Fourthstone Small-Cap Financials Fund LP purchased 23,723 shares of Common Stock, which are included in the table, as well as shares of Preferred Stock and a warrant to acquire shares of Preferred Stock, which are not. The mailing address of these entities is 575 Maryville Centre Drive, Suite 110, St. Louis, Missouri 63141.

(12)

Based on information set forth in a Schedule 13G/A filed with the SEC on January 29, 2024. The Schedule 13G/A reports that, as of December 31, 2023, BlackRock, Inc. has sole voting power with respect to 1,172,410 shares of Common Stock and sole dispositive power with respect to 1,197,651 shares of Common Stock. The mailing address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

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

Board Independence

The Company’s Board in its business judgment has determined that 14 of its 15 members are “independent” as that term is defined by the NYSE. Mr. Beale was not determined to be independent due to his position as an executive officer of the Company.

In addition, the Company’s Board considered the following transactions between the Company and certain of its directors or their affiliates to determine whether such director was independent under the above standards: Mr. Janney, a partner in the law firm of Janney & Janney, PLC, provides legal services through his law firm to the Company from time to time.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables present aggregate fees paid or to be paid by the Company and the Bank for professional services rendered by Elliott Davis with respect to the years ended December 31, 2022 and 2023. Audit fees include audit and review services, consents and review of documents filed with the SEC. Audit-related fees consist of research and consultation concerning financial accounting and reporting standards and audits of the Company’s benefit plans. Tax fees include preparation of federal and state tax returns and consultation regarding tax compliance matters.

	Fiscal 2022	Fiscal 2023
Audit Fees	$314,865	$420,000
Audit-related Fees	260,187	353,223
Tax Fees	69,071	56,460

Total Fees	$644,123	$829,683

The Audit Committee pre-approves all audit, audit-related and tax services on an annual basis, and, in addition, authorizes individual engagements as needed.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, dated as of August 12, 2020, as amended on November 6, 2020, between Blue Ridge Bankshares, Inc. and Bay Banks of Virginia, Inc. (incorporated by reference to Appendix A to the joint proxy statement/prospectus included in Amendment No. 1 to Blue Ridge Bankshares Inc.’s Registration Statement on Form S-4 (File No. 333-249438) filed on December 9, 2020).

3.1	Articles of Incorporation of Blue Ridge Bankshares, Inc., as amended through August 16, 2011 (incorporated by reference to Exhibit 2.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

3.2	Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., dated June 27, 2018 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on August 8, 2019).

3.3	Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., dated July 7, 2020 (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on July 8, 2020).

3.4	Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., effective June 27, 2022 (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 29, 2022).

3.5	Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., effective April 3, 2024, creating the Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc’s Current Report on Form 8-K filed on April 5, 2024).

3.6	Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., effective April 3, 2024, creating the Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc’s Current Report on Form 8-K filed on April 5, 2024).

3.7	Bylaws of Blue Ridge Bankshares, Inc., as amended and restated January 31, 2021 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on February 1, 2021).

4.1	Specimen Common Stock Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

4.2	Specimen Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B, Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

4.3	Specimen Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C, Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 4.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

4.4	Form of Warrant, dated April 3, 2024, to Purchase Shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B, of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 4.3 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

4.5	Form of Warrant, dated April 3, 2024, to Purchase Shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C, of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 4.4 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

4.6	Exchange Agreement, dated April 3, 2024, by and between Blue Ridge Bankshares, Inc. and Castle Creek Capital Partners VIII, LP (incorporated by reference to Exhibit 4.5 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

4.7	Form of Letter Agreement, dated April 3, 2024, from certain directors and executive officers of Blue Ridge Bankshares, Inc. to, and as agreed to and accepted by, Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 4.6 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

4.8	Form of 5.625% Fixed-to-Floating Rate Subordinated Note due 2029 (incorporated by reference to Exhibit 4.1 to Bay Banks of Virginia, Inc.’s Current Report on Form 8-K filed on October 7, 2019).

4.9	Form of Subordinated Note due 2030 (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).

4.10	Description of Blue Ridge Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.4 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.1	Amended and Restated Employment Agreement, dated December 21, 2022, by and among Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association and Brian K. Plum (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on December 27, 2022).

10.2	Amended and Restated Employment Agreement, dated April 20, 2022, by and among Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association and Judy C. Gavant (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 22, 2022).

10.3	Amended and Restated Employment Agreement, dated October 24, 2023, by and among Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association, and G. William Beale (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023).

10.4	Employment Agreement, dated October 23, 2023, by and between Blue Ridge Bank, National Association and C. Douglass Riddle.

10.5	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment No. 1 to Blue Ridge Bankshares, Inc.’s Registration Statement on Form S-4 filed on October 4, 2019).

10.6	Description of Annual Cash Incentive Program, as amended (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on December 21, 2021).

10.7	Blue Ridge Bankshares, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.8	Form of Stock Purchase Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated December 31, 2014 and March 17, 2015 (incorporated by reference to Exhibit 6.9 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.9	Form of Registration Rights Agreement, by and among Blue Ridge Bankshares, Inc. and certain individual investors, dated December 31, 2014 and March 17, 2015 (incorporated by reference to Exhibit 6.10 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).

10.10	Form of Subordinated Note Purchase Agreement, dated October 7, 2019, by and among Bay Banks of Virginia, Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.1 to Bay Banks of Virginia, Inc.’s Current Report on Form 8-K filed on October 7, 2019).

10.11	Form of Subordinated Note Purchase Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).

10.12	Bay Banks of Virginia, Inc. 2008 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.1 to Bay Banks of Virginia, Inc.’s Form S-8, filed on November 14, 2008).

10.13	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Bay Banks of Virginia, Inc.’s Form S-8, filed on June 28, 2013).

10.14	Formal Written Agreement, dated August 29, 2022, between Blue Ridge Bank, National Association and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on September 1, 2022).

10.15	Consent Order issued by the Office of the Comptroller of the Currency, dated January 24, 2024 (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on January 25, 2024).

10.16	Form of Amended and Restated Securities Purchase Agreement, dated April 3, 2024, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

10.17	Form of Registration Rights Agreement, dated April 3, 2024, by and among Blue Ridge Bankshares, Inc. and the other parties thereto. (incorporated by reference to Exhibit 10.2 of Blue Ridge Bankshares, Inc’s Current Report on Form 8-K filed on April 5, 2024).

10.18	Blue Ridge Bankshares, Inc. 2023 Stock Incentive Plan (incorporated by reference to Appendix A of Blue Ridge Bankshares, Inc.’s proxy statement for the 2023 annual meeting, filed April 28, 2023).

10.19	Form of Restricted Stock Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.17 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.20	Form of Restricted Stock Award Agreement (Time-Based) (incorporated by reference to Exhibit 10.18 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.21	Form of Restricted Stock Award Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.19 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

21.1	Subsidiaries of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 21.1 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022).

23.1	Consent of Independent Registered Public Accounting Firm – Elliott Davis, LLC (incorporated by reference to Exhibit 23.1 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

97.1	Blue Ridge Bankshares, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (vi) Notes to Consolidated Financial Statements. (incorporated by reference to Exhibit 101 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101). (incorporated by reference to Exhibit 104 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: April 29, 2024	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer