Form 10-Q
period 2024-03-31
BLUE RIDGE BANKSHARES, INC.
filed 2024-05-08
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39165

BLUE RIDGE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1838100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1801 Bayberry Court, Suite 101 Richmond, Virginia	23226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (540) 743-6521

1807 Seminole Trail, Charlottesville, Virginia 22901

(Former Name or Former Address, if Changed Since Last Report)

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

As of May 1, 2024, the registrant had 22,982,622 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	March 31, 2024	December 31, 2023 (1)
ASSETS
Cash and due from banks	$117,464	$110,491
Restricted cash	10,734	10,660
Federal funds sold	6,849	4,451
Securities available for sale, at fair value	314,394	321,081
Restricted equity investments	22,071	18,621
Other equity investments	12,863	12,905
Other investments	26,586	29,467
Loans held for sale	34,902	46,337
Loans held for investment, net of deferred fees and costs	2,394,089	2,430,947
Less: allowance for credit losses	(35,025)	(35,893)
Loans held for investment, net	2,359,064	2,395,054
Accrued interest receivable	14,696	14,967
Premises and equipment, net	21,968	22,348
Right-of-use asset	8,067	8,738
Bank owned life insurance	48,790	48,453
Other intangible assets	5,009	5,382
Mortgage servicing rights, net	27,843	27,114
Deferred tax asset, net	21,928	21,556
Other assets	22,959	19,929
Total assets	$3,076,187	$3,117,554
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$496,375	$506,248
Interest-bearing demand and money market	898,870	1,049,536
Savings	114,281	117,923
Time	956,250	892,325
Total deposits	2,465,776	2,566,032
FHLB borrowings	280,000	210,000
FRB borrowings	65,000	65,000
Subordinated notes, net	39,838	39,855
Lease liabilities	8,870	9,619
Other liabilities	35,797	41,059
Total liabilities	2,895,281	2,931,565
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, no par value; 50,000,000 shares authorized at March 31, 2024 and December 31, 2023; 19,584,040 and 19,198,379 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	198,004	197,636
Additional paid-in capital	252	252
Retained earnings	30,264	33,157
Accumulated other comprehensive loss, net of tax	(47,614)	(45,056)
Total stockholders’ equity	180,906	185,989
Total liabilities and stockholders’ equity	$3,076,187	$3,117,554
(1)
Derived from audited December 31, 2023 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
(Dollars in thousands, except per share data)	March 31, 2024	March 31, 2023
INTEREST INCOME
Interest and fees on loans	$38,346	$37,131
Interest on securities, deposit accounts, and federal funds sold	4,185	3,759
Total interest income	42,531	40,890
INTEREST EXPENSE
Interest on deposits	18,485	11,331
Interest on subordinated notes	560	553
Interest on FHLB and FRB borrowings	3,137	3,810
Total interest expense	22,182	15,694
Net interest income	20,349	25,196
(Recovery of) provision for credit losses - loans	—	(1,110)
(Recovery of) provision for credit losses - unfunded commitments	(1,000)	(400)
Total (recovery of) provision for credit losses	(1,000)	(1,510)
Net interest income after (recovery of) provision for credit losses	21,349	26,706
NONINTEREST INCOME
Fair value adjustments of other equity investments	(7)	(51)
Residential mortgage banking income	2,664	3,199
Mortgage servicing rights	729	(1,896)
Gain on sale of guaranteed government loans	110	2,409
Wealth and trust management	520	432
Service charges on deposit accounts	398	343
Increase in cash surrender value of bank owned life insurance	337	282
Bank and purchase card, net	242	340
Other	2,832	2,225
Total noninterest income	7,825	7,283
NONINTEREST EXPENSE
Salaries and employee benefits	16,045	15,289
Occupancy and equipment	1,524	1,569
Data processing	1,106	1,346
Legal and regulatory filings	447	1,234
Advertising and marketing	297	286
Communications	1,173	1,131
Audit and accounting fees	1,155	146
FDIC insurance	1,377	729
Intangible amortization	287	355
Other contractual services	1,717	939
Other taxes and assessments	943	802
Regulatory remediation	2,644	1,134
Other	3,759	3,887
Total noninterest expense	32,474	28,847
(Loss) income before income tax expense	(3,300)	5,142
Income tax (benefit) expense	(407)	1,172
Net (loss) income	$(2,893)	$3,970
Basic and diluted (loss) earnings per share	$(0.15)	$0.21

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Net (loss) income	$(2,893)	$3,970
Other comprehensive (loss) income:
Gross unrealized (losses) gains on securities available for sale arising during the period	(2,930)	4,979
Deferred income tax benefit (expense)	372	(1,113)
Unrealized (losses) gains on securities available for sale arising during the period, net of tax	(2,558)	3,866
Other comprehensive (loss) gain, net of tax	(2,558)	3,866
Comprehensive net (loss) income	$(5,451)	$7,836

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the three months ended March 31, 2024
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	19,198,379	$197,636	$252	$33,157	$(45,056)	$185,989
Net loss	—	—	—	(2,893)	—	(2,893)
Other comprehensive loss	—	—	—	—	(2,558)	(2,558)
Restricted stock awards, net of forfeitures	385,661	368	—	—	—	368
Balance at end of period	19,584,040	$198,004	$252	$30,264	$(47,614)	$180,906

	For the three months ended March 31, 2023
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	18,950,329	$195,960	$252	$97,682	$(45,101)	$248,793
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	—	—	—	(8,111)	—	(8,111)
Net income	—	—	—	3,970	—	3,970
Other comprehensive income	—	—	—	—	3,866	3,866
Dividends on common stock	—	—	—	(2,321)	—	(2,321)
Stock option exercises	3,750	26	—	—	—	26
Restricted stock awards, net of forfeitures	(14,632)	479	—	—	—	479
Dividend reinvestment plan issuances	2,644	33	—	—	—	33
Balance at end of period	18,942,091	$196,498	$252	$91,220	$(41,235)	$246,735

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities
Net (loss) income	$(2,893)	$3,970
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	433	444
Deferred income tax benefit	(372)	(3,909)
Recovery of credit losses	(1,000)	(1,510)
Accretion of fair value adjustments (discounts) on acquired loans	(329)	(688)
Accretion of fair value adjustments (premiums) on acquired time deposits	(97)	(284)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(25)	(25)
Proceeds from sale of mortgage loans held for sale	63,401	51,748
Mortgage loans held for sale, originated	(59,707)	(45,231)
Gain on sale of mortgage loans	(130)	(364)
Proceeds from sale of guaranteed government loans held for sale	1,605	33,049
Guaranteed government loans held for sale, originated	(293)	(32,024)
Gain on sale of guaranteed government loans	(110)	(2,409)
(Gain) loss on sale of other investments and other assets	(326)	1
Investment amortization expense, net	136	162
Amortization of subordinated debt issuance costs	8	9
Intangible amortization	287	355
Fair value adjustments of other equity investments	7	51
Net adjustments attributable to mortgage servicing rights	(729)	1,896
Increase in cash surrender value of bank owned life insurance	(337)	(282)
Decrease (increase) in accrued interest receivable	271	(2,556)
Increase in other assets	(2,307)	(2,004)
(Decrease) increase in other liabilities	(5,011)	9,780
Cash (used in) provided by operating activities	(7,518)	10,179
Cash Flows From Investing Activities
Net decrease (increase) in loans held for investment	42,988	(53,353)
Net increase in federal funds sold	(2,398)	(550)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	3,621	7,972
Proceeds from sale of other investments and other assets	5,204	193
Proceeds from sale of other real estate owned	—	264
Net change in restricted equity and other investments	(3,621)	2,561
Purchase of premises and equipment	(53)	(536)
Capital calls of SBIC funds and other investments	(1,237)	(1,682)
Nonincome distributions from SBIC funds and other investments	220	141
Cash provided by (used in) investing activities	44,724	(44,990)
Cash Flows From Financing Activities
Net decrease in demand, savings, and other interest-bearing deposits	(164,181)	(45,843)
Net increase in time deposits	64,022	304,667
Common stock dividends paid	—	(2,321)
FHLB advances	350,000	510,000
FHLB repayments	(280,000)	(582,600)
FRB repayments	—	(51)
Stock option exercises	—	26
Dividend reinvestment plan issuances	—	33
Cash (used in) provided by financing activities	(30,159)	183,911
Net increase in cash and due from banks	7,047	149,100
Cash and due from banks and restricted cash at beginning of period	121,151	77,274
Cash and due from banks and restricted cash at end of period	$128,198	$226,374

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$20,786	$13,203
Income taxes	$—	$6
Non-cash investing and financing activities:
Unrealized (losses) gains on securities available for sale	$(2,930)	$4,979
Restricted stock awards, net of forfeitures	$368	$479
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	$—	$(8,111)

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

The accompanying unaudited consolidated financial statements of the Company include the accounts of the Bank and the Financial Group and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended (the “2023 Form 10-K”).

The Company's significant accounting policies are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2023 and are contained in the 2023 Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

Restatement

On October 31, 2023, the Company and the Audit Committee of its board of directors, after consultation with the Company’s independent registered public accounting firm and the Office of the Comptroller of the Currency (“OCC”), the Bank's primary federal banking regulator, determined that certain specialty finance loans that, as previously disclosed, were placed on nonaccrual, reserved for, or charged off in the interim periods ended March 31, 2023 and June 30, 2023 should have been reported as nonaccrual, reserved for, or charged off in earlier periods. On November 14, 2023, the Company filed amendments to its Annual Report on Form 10-K for the year ended December 31, 2022 and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023 to restate the consolidated financial statements included therein.

The Company does not believe that the restatements reflect any significant financial impact on the Company's financial condition as of March 31, 2024, or any trends in the Company's business or its prospects. The consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the effects of the aforementioned restatement as of and for the quarterly period ended March 31, 2023.

Regulatory Matters

On January 24, 2024, the Bank consented to the issuance of a consent order (the “Consent Order”) with the OCC. The Consent Order generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.14 and 10.15, respectively, to the 2023 Form 10-K.

Private Placement

On April 3, 2024, the Company closed and funded a private placement of securities pursuant to an amended and restated securities purchase agreement, dated April 3, 2024, with certain investors for gross proceeds of $150.0 million (the "Private Placement"). In the Private Placement, the Company issued and sold 3.4 million shares of common stock at a purchase price of $2.50 per common share, 14,150 shares of convertible Series B or Series C preferred stock at a purchase price of $10 thousand per preferred share, and 7,383 warrants to purchase convertible Series B or Series C preferred stock at an exercise price of $10 thousand per preferred share. Each share of convertible Series B and Series C preferred stock represents the equivalent of 4,000 shares of common stock. The Private Placement amends and replaces the previously announced private placement of the Company's common stock and warrants that was announced on December 22, 2023.

The Company will use the net proceeds from the Private Placement to reposition business lines, support organic growth, and enhance capital levels of the Bank.

Recent Accounting Pronouncements (Issued But Not Adopted)

Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07–Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods certain disclosures that are currently required annually. Additionally, the ASU requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM"), as well as the metric that the CODM uses to gauge segment performance. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this ASU will only impact disclosures, with no impacts to results of operations, cash flows, and financial condition.

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU No. 2023-09–Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU requires prospective application by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or alternately applying the amendments retrospectively by providing the revised disclosures for all period presented. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Note 2 – Investment Securities and Other Investments

Investment securities classified as available for sale ("AFS") are carried at fair value in the consolidated balance sheets. The following tables present amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated.

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$208,856	$—	$(37,634)	$171,222
U.S. Treasury and agencies	79,633	—	(11,499)	68,134
State and municipal	50,513	—	(7,587)	42,926
Corporate bonds	36,895	—	(4,783)	32,112
Total investment securities	$375,897	$—	$(61,503)	$314,394

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$212,214	$—	$(35,244)	$176,970
U.S. Treasury and agencies	79,856	—	(10,985)	68,871
State and municipal	50,682	—	(7,357)	43,325
Corporate bonds	36,902	12	(4,999)	31,915
Total investment securities	$379,654	$12	$(58,585)	$321,081

As of March 31, 2024 and December 31, 2023, securities with a fair value of $213.2 million and $35.9 million, respectively, were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta ("FHLB").

As of March 31, 2024, the Company pledged securities with $69.0 million of par value (amortized cost and fair value of $69.7 million and $56.1 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”) established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The following table presents the amortized cost and fair value of securities AFS by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,983	$2,901
Due after one year through five years	46,624	42,215
Due after five years through ten years	122,346	104,433
Due after ten years	203,944	164,845
Total	$375,897	$314,394

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		March 31, 2024
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	85	$5,103	$(6)	$164,119	$(37,628)	$169,222	$(37,634)
U.S. Treasury and agencies	29	279	(1)	67,854	(11,498)	68,133	(11,499)
State and municipal	70	977	(7)	41,308	(7,580)	42,285	(7,587)
Corporate bonds	40	6,853	(697)	24,510	(4,086)	31,363	(4,783)
Total	224	$13,212	$(711)	$297,791	$(60,792)	$311,003	$(61,503)

		December 31, 2023
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	86	$7,497	$(45)	$169,474	$(35,199)	$176,971	$(35,244)
U.S. Treasury and agencies	29	283	(1)	68,399	(10,984)	68,682	(10,985)
State and municipal	65	536	(9)	41,118	(7,348)	41,654	(7,357)
Corporate bonds	39	7,469	(830)	21,683	(4,169)	29,152	(4,999)
Total	219	$15,785	$(885)	$300,674	$(57,700)	$316,459	$(58,585)

The Company evaluates the fair value and credit quality of its securities AFS portfolio no less than quarterly. At March 31, 2024 and December 31, 2023, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability thereby indicating limited exposure to asset quality or liquidity issues, which resulted in no identifiable credit losses. Investment securities with unrealized losses are generally pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government. Municipal securities show no indication that the contractual cash flows will not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost. As of March 31, 2024 and December 31, 2023, there was no allowance for credit losses (“ACL”) against the Company's securities AFS portfolio.

Restricted equity investments consisted of stock in the FHLB (carrying value of $15.6 million and $12.3 million as of March 31, 2024 and December 31, 2023, respectively), stock in the Federal Reserve Bank of Richmond ("FRB")

(carrying value of $6.0 million and $5.9 million at March 31, 2024 and December 31, 2023, respectively), and stock in the Bank’s correspondent bank (carrying value of $468 thousand at both March 31, 2024 and December 31, 2023). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including an investment in a fintech company and other limited partnership investments, totaling $12.9 million as of both March 31, 2024 and December 31, 2023, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which totaled $26.6 million and $29.5 million as of March 31, 2024 and December 31, 2023, respectively, and are reported in other investments on the consolidated balance sheets. These investments do not have readily-determinable fair values, are generally reported at amortized cost, and are periodically evaluated for potential impairment.
Note 3 – Loans and ACL

The following table presents the amortized cost of loans held for investment as of the dates stated.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$489,972	$508,944
Real estate – construction, commercial	156,943	180,052
Real estate – construction, residential	62,947	75,832
Real estate – commercial	881,798	870,540
Real estate – residential	740,249	730,110
Real estate – farmland	5,673	5,470
Consumer	55,782	59,169
Gross loans	2,393,364	2,430,117
Deferred loan fees, net of costs	725	830
Total	$2,394,089	$2,430,947

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $815.2 million and $767.1 million were pledged as of March 31, 2024 and December 31, 2023, respectively. The Company has pledged certain commercial and industrial loans totaling $101.8 million and $161.0 million as collateral for borrowings with the FRB Discount Window as of March 31, 2024 and December 31, 2023, respectively. The decline in availability at the FRB Discount Window during the first quarter of 2024 was primarily due to changes in eligibility of certain collateral.

The following tables present the aging of the amortized cost of loans held for investment by loan category as of the dates stated.

	March 31, 2024
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$448,156	$4,357	$1,609	$1,904	$33,946	$489,972
Real estate – construction, commercial	154,710	—	—	—	2,233	156,943
Real estate – construction, residential	62,947	—	—	—	—	62,947
Real estate – commercial	872,060	2,297	—	—	7,441	881,798
Real estate – residential	727,010	6,356	419	—	6,464	740,249
Real estate – farmland	5,673	—	—	—	—	5,673
Consumer	47,151	6,966	470	405	790	55,782
Less: Deferred loan fees, net of costs	725	—	—	—	—	725
Total Loans	$2,318,432	$19,976	$2,498	$2,309	$50,874	$2,394,089

	December 31, 2023
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$464,939	$2,235	$632	$1,709	$39,429	$508,944
Real estate – construction, commercial	177,653	2,016	—	—	383	180,052
Real estate – construction, residential	75,309	523	—	—	—	75,832
Real estate – commercial	855,263	2,109	714	574	11,880	870,540
Real estate – residential	717,141	5,101	288	—	7,580	730,110
Real estate – farmland	5,470	—	—	—	—	5,470
Consumer	55,084	2,298	279	754	754	59,169
Deferred loan fees, net of costs	830	—	—	—	—	830
Total Loans	$2,351,689	$14,282	$1,913	$3,037	$60,026	$2,430,947

The following tables present the amortized cost of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	March 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$—	$33,946	$33,946
Real estate – construction, commercial	1,863	370	2,233
Real estate – commercial	—	7,441	7,441
Real estate – residential	565	5,899	6,464
Consumer	—	790	790
Total	$2,428	$48,446	$50,874

	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$1,487	$37,942	$39,429
Real estate – construction, commercial	—	383	383
Real estate – commercial	2,024	9,856	11,880
Real estate – residential	577	7,003	7,580
Consumer	—	754	754
Total	$4,088	$55,938	$60,026

The Company recognized $65 thousand and $89 thousand of interest income on nonaccrual loans during the three months ended March 31, 2024 and March 31, 2023, respectively.

The following table presents accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the three months ended March 31,
(Dollars in thousands)	2024	2023
Commercial and industrial	$57	$11
Real estate – construction, commercial	25	1
Real estate – commercial	51	20
Real estate – residential	10	245
Consumer	5	49
Total	$148	$326

Credit Quality Indicators

The Company segments loans held for investment into risk categories based on relevant information about the expected ability of borrowers to repay debt, such as current financial information, historical payment performance, experience, collateral adequacy, credit documentation, and current economic trends, among other factors. Management assigns loan risk grades by a numerical system as an indication of credit quality of its portfolio of loans held for investment. The Company uses the following definitions for loan risk ratings and periodically evaluates the appropriateness of these ratings across its loan portfolio. Independent third-party loan reviews are periodically performed on the Company's loan portfolio and such reviews are used to validate management's determination of loan risk grades. Bank regulatory agencies also periodically review the Company's loan portfolio, including loan risk grades and may change a grade based on their judgment of the facts at the time of review.

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

The following table presents the amortized cost of loans held for investment by internal loan risk grade by year of origination as of March 31, 2024. Also presented are current period gross charge-offs by loan type for the three months ended March 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$2,491	$14,949	$109,129	$25,875	$23,954	$20,635	$136,887	$333,920
Risk Grades 5 - 6	68	27,159	37,715	13,637	6,044	2,338	20,977	107,938
Risk Grade 7	—	77	324	6,135	803	752	7,716	15,807
Risk Grade 8	—	—	29,750	2,557	—	—	—	32,307
Total	2,559	42,185	176,918	48,204	30,801	23,725	165,580	489,972
Current period gross charge-offs	—	447	1,364	138	3	5	—	1,957

Real estate – construction, commercial
Risk Grades 1 - 4	115	9,397	85,565	17,534	13,531	7,463	1,537	135,142
Risk Grades 5 - 6	—	1,101	5,529	1,513	194	5,684	3,632	17,653
Risk Grade 7	—	118	3,630	36	—	364	—	4,148
Total	115	10,616	94,724	19,083	13,725	13,511	5,169	156,943
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – construction, residential
Risk Grades 1 - 4	5,952	27,017	8,063	6,740	26	64	10,729	58,591
Risk Grades 5 - 6	—	2,281	1,362	—	165	—	—	3,808
Risk Grade 7	—	393	155	—	—	—	—	548
Total	5,952	29,691	9,580	6,740	191	64	10,729	62,947
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – commercial
Risk Grades 1 - 4	5,053	18,197	269,429	122,861	147,005	168,496	21,967	753,011
Risk Grades 5 - 6	—	452	43,469	15,779	17,641	33,312	4,214	114,867
Risk Grade 7	—	—	1,104	6,977	3,835	2,007	—	13,923
Total	5,053	18,649	314,002	145,617	168,481	203,815	26,181	881,798
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – residential
Risk Grades 1 - 4	145	52,894	230,577	118,789	68,096	157,871	55,377	683,749
Risk Grades 5 - 6	229	12,509	10,066	3,659	2,278	13,796	3,341	45,878
Risk Grade 7	—	—	2,160	1,266	1,455	5,465	276	10,622
Total	374	65,403	242,803	123,714	71,829	177,132	58,994	740,249
Current period gross charge-offs	—	—	—	—	—		—	—

Real estate – farmland
Risk Grades 1 - 4	—	—	1,004	1,383	—	2,956	186	5,529
Risk Grades 5 - 6	—	144	—	—	—	—	—	144
Total	—	144	1,004	1,383	—	2,956	186	5,673
Current period gross charge-offs	—	—	—	—	—	—	—	—

Consumer
Risk Grades 1 - 4	3,566	23,334	12,661	3,001	2,303	1,179	8,098	54,142
Risk Grades 5 - 6	—	58	40	8	6	60	495	667
Risk Grade 7	—	195	377	193	123	85	—	973
Total	3,566	23,587	13,078	3,202	2,432	1,324	8,593	55,782
Current period gross charge-offs	523	75	119	10	16	2	—	745

Total Loans
Risk Grades 1 - 4	$17,322	$145,788	$716,428	$296,183	$254,915	$358,664	$234,781	$2,024,081
Risk Grades 5 - 6	297	43,704	98,181	34,596	26,328	55,190	32,659	290,955
Risk Grade 7	—	783	7,750	14,607	6,216	8,673	7,992	46,021
Risk Grade 8	—	—	29,750	2,557	—	—	—	32,307
Total	$17,619	$190,275	$852,109	$347,943	$287,459	$422,527	$275,432	$2,393,364
Total current period gross charge-offs	$523	$522	$1,483	$148	$19	$7	$—	$2,702

Of the $32.3 million of commercial and industrial loans classified as doubtful (risk grade 8) as of March 31, 2024, $29.8 million was attributable to a specialty finance loan with a specific reserve, a component of the ACL, of $9.6 million as of the same date. There were no loans classified as loss (risk grade 9) as of March 31, 2024.

The following table presents the amortized cost of loans held for investment by internal loan risk grade by year of origination as of December 31, 2023.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$15,830	$114,291	$32,273	$25,429	$8,217	$14,200	$138,267	$348,507
Risk Grades 5 - 6	26,563	40,399	12,759	6,305	819	1,537	19,722	108,104
Risk Grade 7	—	877	3,623	829	543	134	9,191	15,197
Risk Grade 8	—	34,203	2,554	—	—	379	—	37,136
Total	42,393	189,770	51,209	32,563	9,579	16,250	167,180	508,944

Real estate – construction, commercial
Risk Grades 1 - 4	8,533	85,687	33,344	14,690	6,358	5,589	4,367	158,568
Risk Grades 5 - 6	4,213	11,072	760	293	—	738	3,827	20,903
Risk Grade 7	119	46	40	—	—	376	—	581
Total	12,865	96,805	34,144	14,983	6,358	6,703	8,194	180,052

Real estate – construction, residential
Risk Grades 1 - 4	31,611	22,734	3,867	59	741	67	10,656	69,735
Risk Grades 5 - 6	1,486	2,672	—	167	200	—	—	4,525
Risk Grade 7	367	1,205	—	—	—	—	—	1,572
Total	33,464	26,611	3,867	226	941	67	10,656	75,832

Real estate – commercial
Risk Grades 1 - 4	14,671	280,479	121,257	144,498	42,226	123,774	20,332	747,237
Risk Grades 5 - 6	2,841	25,075	9,038	19,597	12,921	27,778	4,214	101,464
Risk Grade 7	323	—	8,202	4,938	111	8,265	—	21,839
Total	17,835	305,554	138,497	169,033	55,258	159,817	24,546	870,540

Real estate – residential
Risk Grades 1 - 4	51,042	218,375	121,872	69,165	27,877	132,986	55,327	676,644
Risk Grades 5 - 6	12,014	9,339	677	1,944	2,122	7,281	3,255	36,632
Risk Grade 7	—	2,240	2,446	1,812	943	9,307	85	16,833
Risk Grade 8	—	—	—	—	—	1	—	1
Total	63,056	229,954	124,995	72,921	30,942	149,575	58,667	730,110

Real estate – farmland
Risk Grades 1 - 4	—	729	1,397	—	1,520	1,562	115	5,323
Risk Grades 5 - 6	147	—	—	—	—	—	—	147
Total	147	729	1,397	—	1,520	1,562	115	5,470

Consumer
Risk Grades 1 - 4	26,535	14,215	3,598	2,724	1,137	466	8,766	57,441
Risk Grades 5 - 6	61	42	12	12	8	433	495	1,063
Risk Grade 7	14	259	115	131	44	102	—	665
Total	26,610	14,516	3,725	2,867	1,189	1,001	9,261	59,169

Total Loans
Risk Grades 1 - 4	$148,222	$736,510	$317,608	$256,565	$88,076	$278,644	$237,830	$2,063,455
Risk Grades 5 - 6	47,325	88,599	23,246	28,318	16,070	37,767	31,513	272,838
Risk Grade 7	823	4,627	14,426	7,710	1,641	18,184	9,276	56,687
Risk Grade 8	—	34,203	2,554	—	—	380	—	37,137
Total	$196,370	$863,939	$357,834	$292,593	$105,787	$334,975	$278,619	$2,430,117

The following tables present an analysis of the change in the ACL by major loan segment for the periods stated. Loan segments are presented as either commercial or consumer as follows:

•
Commercial – commercial and industrial; real estate – construction, commercial; real estate – commercial; and real estate – farmland; and
•
Consumer – real estate – construction, residential; real estate – residential; and consumer.

	For the three months ended March 31, 2024
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,491	$8,402	$35,893
Charge-offs	(1,957)	(745)	(2,702)
Recoveries	1,531	303	1,834
Net charge-offs	(426)	(442)	(868)
Balance, end of period	$27,065	$7,960	$35,025

	For the three months ended March 31, 2023
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,070	$3,670	$30,740
Impact of ASC 326 adoption	2,926	4,492	7,418
Charge-offs	(799)	(510)	(1,309)
Recoveries	118	104	222
Net charge-offs	(681)	(406)	(1,087)
(Recovery of) provision for credit losses - loans	(2,049)	939	(1,110)
Balance, end of period	$27,266	$8,695	$35,961

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for credit losses for loans held for investment as of and for the three months ended March 31, 2024.

Excluded from the ACL as of March 31, 2024 and December 31, 2023 was $12.9 million and $13.2 million of accrued interest attributable to loans held for investment, respectively, which is included in accrued interest receivable on the consolidated balance sheet.

The following table presents the amortized cost of collateral-dependent loans as of the dates stated.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$62,905	$67,555
Real estate – construction, commercial	5,719	6,309
Real estate – construction, residential	—	2,303
Real estate – commercial	14,285	13,401
Real estate – residential	8,690	7,337
Total collateral-dependent loans	$91,599	$96,905

Acquired Loans

As of both March 31, 2024 and December 31, 2023, the amortized cost of purchased credit deteriorated ("PCD") loans totaled $51.0 million, with estimated ACL of $522 thousand and $529 thousand, respectively. The remaining non-credit discount on PCD loans was $3.7 million and $3.8 million as of March 31, 2024 and December 31, 2023, respectively.

Modified Loans

The Company closely monitors the performance of borrowers experiencing financial difficulty that have been granted certain loan modifications it would otherwise not consider.

The following table presents information on loans modified in the last 12 months from the date stated.

	March 31, 2024
(Dollars in thousands)	Number of Loans	Recorded Investment	Recorded Investment of Modified Loans to Gross Loans by Category	Financial Effect
Modification - term extension and forbearance				Forbearance agreements
Commercial and industrial (1)	3	$33,979	6.93%
Real estate – construction, residential	1	155	0.02%
Real estate – residential	1	127	0.02%
Modification - payment deferral				Payment deferral 6-9 months
Real estate – residential	1	565	0.06%
Commercial and industrial	1	183	0.04%
Total	7	$35,009	1.46%

(1) Included in this balance was a $29.8 million loan that was modified via a forbearance agreement in the second quarter of 2023 under which the borrower defaulted in the same period. This loan is collateral-dependent, is on nonaccrual status, and has a specific reserve of $9.6 million as of March 31, 2024. Subsequent to March 31, 2024, the Company received cash payments totaling $1.5 million, which were applied to the book principal balance of the loan.

The following table presents an aging analysis of the recorded investment of loans modified as of the date stated.

	March 31, 2024
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$1,681	$—	$—	$32,481	$34,162
Real estate – residential	127	—	—	565	692
Real estate – construction, residential	155	—	—	—	155
Total modified loans	$1,963	$—	$—	$33,046	$35,009
During the three months ended March 31, 2024, no loans modified on behalf of borrowers experiencing financial difficulty had a payment default.

Nine residential mortgage loans with a total recorded investment of $1.3 million were in the process of foreclosure as of March 31, 2024.
Note 4 – Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by pledged qualifying real estate loans and securities. At March 31, 2024 and December 31, 2023, based on pledged collateral, the line totaled $656.5 million and $455.6 million, respectively. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $280.0 million and $210.0 million at March 31, 2024 and December 31, 2023, respectively. FHLB borrowings required the Bank to hold $15.6 million and $12.3 million of FHLB stock at March 31, 2024 and December 31, 2023, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At March 31, 2024 and December 31, 2023, the Bank also had letters of credit outstanding with the FHLB in the amount of $111.2 million and $110.1 million, respectively, of which $110.0 million was for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $265.4 million and $135.5 million as of March 31, 2024 and December 31, 2023, respectively.

The following tables present information regarding FHLB advances outstanding as of the dates stated.

	March 31, 2024
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Daily Rate Credit	$130,000	5/8/2023	5.58%	5/8/2024
Fixed Rate Credit	50,000	3/15/2023	4.07%	3/15/2027
Fixed Rate Credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed Rate Credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$280,000

	December 31, 2023
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Daily Rate Credit	$60,000	5/8/2023	5.57%	5/8/2024
Fixed Rate Credit	50,000	3/15/2023	4.07%	3/15/2027
Fixed Rate Credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed Rate Credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$210,000

FRB Borrowings

The Company may obtain advances from the FRB through the FRB Discount Window. The Company had secured capacity through the FRB Discount Window of $101.8 million and $161.0 million, of which the Company had no outstanding advances as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the Company had secured capacity under the BTFP of $69.0 million, of which the Company had drawn one advance for $65.0 million, maturing May 10, 2024, with a fixed interest rate of 4.74%. BTFP advances can be repaid at any time without penalty. On January 24, 2024, the Federal Reserve announced that the BTFP program would cease making new loans effective March 11, 2024.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank of $10.0 million as of both March 31, 2024 and December 31, 2023. This line bears interest at the prevailing rates for such loans and is cancelable any time by the correspondent bank. As of both March 31, 2024 and December 31, 2023, this line of credit was undrawn.

The Company had $39.8 million and $39.9 million of subordinated notes, net, outstanding as of March 31, 2024 and December 31, 2023, respectively. The Company's subordinated notes are comprised of an issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). As of March 31, 2024, the net carrying amount of the 2029 Notes was $25.1 million, inclusive of a $553 thousand purchase accounting adjustment (premium). For the three months ended March 31, 2024 and 2023, the effective interest rate on the 2029 Notes was 5.22% and 5.09%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). As of March 31, 2024, the net carrying amount of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.8 million. For the three months ended March 31, 2024 and 2023, the effective interest rate on the 2030 Note was 6.09% and 6.10%, respectively.

Note 5 – Leases

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

The following tables present information about the Company’s leases as of the dates and for the periods stated.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Lease liabilities	$8,870	$9,619
Right-of-use asset	$8,067	$8,738
Weighted average remaining lease term (years)	7.09	7.14
Weighted average discount rate	3.33%	3.25%

	For the three months ended March 31,
(Dollars in thousands)	2024	2023
Operating lease cost	$486	$715
Total lease cost	486	715
Cash paid for amounts included in the measurement of lease liabilities	456	599

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

(Dollars in thousands)	March 31, 2024
Nine months ending December 31, 2024	$1,374
Twelve months ending December 31, 2025	1,544
Twelve months ending December 31, 2026	1,449
Twelve months ending December 31, 2027	1,304
Twelve months ending December 31, 2028	1,101
Thereafter	3,288
Total undiscounted cash flows	10,060
Discount	(1,190)
Lease liabilities	$8,870

Note 6 – Fair Value

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

The three levels of input that may be used to measure fair value are as follows:

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

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	March 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$171,222	$—	$169,222	$2,000
U.S. Treasury and agencies	68,134	—	68,134	—
State and municipals	42,926	—	42,926	—
Corporate bonds	32,112	—	31,362	750
Total securities available for sale	$314,394	$—	$311,644	$2,750
Other assets
Mortgage servicing rights assets	$27,843	$—	$—	$27,843
Rabbi trust assets	564	564	—	—
Mortgage derivative asset	242	—	242	—
Interest rate swap asset	105	—	105	—
Other liabilities
Mortgage derivative liability	$5	$—	$5	$—
Interest rate swap liability	105	—	105	—

	December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$176,970	$—	$176,970	$—
U.S. Treasury and agencies	68,871	—	68,871	—
State and municipals	43,325	—	43,325	—
Corporate bonds	31,915	—	31,165	750
Total securities available for sale	$321,081	$—	$320,331	$750
Other assets
Mortgage servicing rights assets	$27,114	$—	$—	$27,114
Rabbi trust assets	531	531	—	—
Mortgage derivative asset	335	—	335	—
Interest rate swap asset	71	—	71	—
Other liabilities
Mortgage derivative liability	$140	$—	$140	$—
Interest rate swap liability	71	—	71	—

The following table presents the change in corporate bonds and mortgage backed securities using Level 3 inputs for the periods stated.

(Dollars in thousands)	Corporate Bonds	Mortgage Backed Securities
Balance as of December 31, 2023	$750	$—
Transfers from Level 2 to Level 3	—	2,000
Balance as of March 31, 2024	$750	$2,000

As of March 31, 2024, two corporate bonds and one mortgage backed security totaling $750 thousand and $2.0 million, respectively, were reported at their respective amortized cost basis and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments.

The following table presents the change in mortgage servicing right ("MSR") assets as of the dates and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance as of December 31, 2023	$27,114
Additions	8
Fair value adjustments	721
Balance as of March 31, 2024	$27,843

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	March 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$12,863	$—	$12,863	$—
Collateral-dependent loans	45,423	—	—	45,423
Loans held for sale	34,902	—	34,902	—

	December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$12,905	$—	$12,905	$—
Collateral-dependent loans	56,068	—	—	56,068
Loans held for sale	46,337	—	46,337	—

The following tables present quantitative information about Level 3 fair value measurements of assets measured on a nonrecurring basis as of the dates stated.

(Dollars in thousands)	Balance as of March 31, 2024	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	$45,423	Selling Costs	7% - 15%

(Dollars in thousands)	Balance as of December 31, 2023	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	$56,068	Selling Costs	7% - 15%

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated.

	March 31, 2024
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$117,464	$117,464	$117,464	$—	$—
Restricted cash	10,734	10,734	10,734	—	—
Federal funds sold	6,849	6,849	6,849	—	—
Securities available for sale	314,394	314,394	—	311,644	2,750
Restricted equity investments	22,071	22,071	—	22,071	—
Other equity investments	12,863	12,863	—	12,863	—
Other investments	26,586	26,586	—	—	26,586
Loans held for investment, net	2,359,064	2,247,061	—	—	2,247,061
Accrued interest receivable	14,696	14,696	—	14,696	—
Bank owned life insurance	48,790	48,790	—	48,790	—
MSR assets	27,843	27,843	—	—	27,843
Financial Liabilities
Noninterest-bearing demand	$496,375	$496,375	$496,375	$—	$—
Interest-bearing demand and money market	898,870	898,870	—	898,870	—
Savings	114,281	114,281	—	114,281	—
Time	956,250	952,723	—	—	952,723
FHLB borrowings	280,000	284,026	—	284,026	—
FRB borrowings	65,000	65,000	—	65,000	—
Subordinated notes, net	39,838	37,999	—	—	37,999

	December 31, 2023
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$110,491	$110,491	$110,491	$—	$—
Restricted cash	10,660	10,660	10,660	—	—
Federal funds sold	4,451	4,451	4,451	—	—
Securities available for sale	321,081	321,081	—	320,331	750
Restricted equity investments	18,621	18,621	—	18,621	—
Other equity investments	12,905	12,905	—	12,905	—
Other investments	29,467	29,467	—	—	29,467
Loans held for investment, net	2,395,054	2,316,113	—	—	2,316,113
Accrued interest receivable	14,968	14,967	—	14,967	—
Bank owned life insurance	48,453	48,453	—	48,453	—
MSR assets	27,114	27,114	—	—	27,114
Financial Liabilities
Noninterest-bearing demand	$506,248	$506,248	$506,248	$—	$—
Interest-bearing demand and money market	1,049,536	1,049,536	—	1,049,536	—
Savings	117,923	117,923	—	117,923	—
Time	892,325	892,439	—	—	892,439
FHLB borrowings	210,000	211,799	—	211,799	—
FRB borrowings	65,000	65,000	—	65,000	—
Subordinated notes, net	39,855	37,803	—	—	37,803

Note 7 – Minimum Regulatory Capital Requirements

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

Pursuant to the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III rules”), banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends that may be paid at any date is generally limited to retained earnings of the Company.

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

In addition to the foregoing capital requirements, the Bank is subject to minimum capital ratios that are higher than those required for capital adequacy purposes, as set forth in the Consent Order. The Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of March 31, 2024 and December 31, 2023, the Bank did not meet these minimum capital requirements. Until such levels are met and maintained and the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

The Company adopted Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses (referred herein as “current expected credit losses” or “CECL”) effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment at adoption to retained earnings (“CECL Transitional Amount”) over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital is 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as capital for the Bank to meet these capital ratio levels, as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank, and the related capital amounts for both the leverage ratio and the total capital ratio. The CECL Transitional Amount was $8.1 million, of which $4.1 million and $2.0 million reduced the regulatory capital amounts and capital ratios as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,846	10.51%	$268,590	10.50%	$255,800	10.00%	$332,540	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$237,584	9.28%	$217,615	8.50%	$204,814	8.00%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$237,584	9.28%	$179,212	7.00%	$166,411	6.50%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$237,584	7.44%	$127,733	4.00%	$159,667	5.00%	$319,333	10.00%

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$270,293	10.25%	$276,842	10.50%	$263,659	10.00%	$342,757	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$224,111	8.50%	$210,928	8.00%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$184,562	7.00%	$171,379	6.50%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$239,775	7.49%	$128,001	4.00%	$160,001	5.00%	$320,003	10.00%

Note 8 – Commitments and Contingencies

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2024 and December 31, 2023, the Company had outstanding loan commitments of $408.5 million and $480.8 million, respectively. Of these amounts, $110.4 million and $113.5 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2024 and December 31, 2023, commitments under outstanding financial stand-by letters of credit totaled $11.6 million and $12.6 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three months ended March 31, 2024 and March 31, 2023, the Company recorded a recovery of provision for credit losses for unfunded commitments of $1.0 million and $400 thousand, respectively, which was primarily attributable to lower balances of loan commitments. As of March 31, 2024, the reserve for unfunded commitments was $2.1 million compared to $3.1 million as of December 31, 2023.

The Company invests in various partnerships, limited liability companies, and SBIC funds. Pursuant to these investments, the Company commits to an investment amount to be fulfilled in future periods. At March 31, 2024, the Company had future commitments outstanding totaling $13.4 million related to these investments.

Note 9 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS") and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and performance-based restricted stock awards (“PSAs”). For the three months ended March 31, 2023, stock options and PSAs for 1,643 shares of the Company’s common stock, respectively, were considered anti-dilutive and excluded from the computation of diluted EPS.

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2024	2023
Weighted average common shares outstanding, basic	19,178,332	18,856,515
Effect of dilutive securities	—	3,506
Weighted average common shares outstanding, dilutive	19,178,332	18,860,021

Net (loss) income	$(2,893)	$3,970
Basic and diluted (loss) earnings per share	$(0.15)	$0.21

Note 10 – Business Segments

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

The following tables present statement of operations items and assets by segment as of the dates and for the periods stated.

	As of and for the three months ended March 31, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$42,199	$332	$—	$—	$42,531
Interest expense	21,476	146	560	—	22,182
Net interest income	20,723	186	(560)	—	20,349
Recovery of credit losses	(1,000)	—	—	—	(1,000)
Net interest income after provision for credit losses	21,723	186	(560)	—	21,349
NONINTEREST INCOME
Residential mortgage banking income	—	2,664	—	—	2,664
Mortgage servicing rights	—	729	—	—	729
Gain on sale of guaranteed government loans	110	—	—	—	110
Other income	4,411	—	10	(99)	4,322
Total noninterest income	4,521	3,393	10	(99)	7,825
NONINTEREST EXPENSE
Salaries and employee benefits	14,168	1,844	33	—	16,045
Regulatory remediation	2,644	—	—	—	2,644
Other expenses	12,403	1,212	269	(99)	13,785
Total noninterest expense	29,215	3,056	302	(99)	32,474
(Loss) income before income tax expense	(2,971)	523	(852)	—	(3,300)
Income tax (benefit) expense	(321)	86	(172)	—	(407)
Net (loss) income	$(2,650)	$437	$(680)	$—	$(2,893)
Total assets as of March 31, 2024	$3,024,935	$36,343	$228,544	$(213,635)	$3,076,187

	As of and for the three months ended March 31, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$40,579	$305	$6	$—	$40,890
Interest expense	15,002	139	553	—	15,694
Net interest income	25,577	166	(547)	—	25,196
Recovery of credit losses	(1,510)	—	—	—	(1,510)
Net interest income after provision for credit losses	27,087	166	(547)	—	26,706
NONINTEREST INCOME
Residential mortgage banking income	—	3,199	—	—	3,199
Mortgage servicing rights	—	(1,896)	—	—	(1,896)
Gain on sale of guaranteed government loans	2,409	—	—	—	2,409
Other income	3,713	—	(43)	(99)	3,571
Total noninterest income	6,122	1,303	(43)	(99)	7,283
NONINTEREST EXPENSE
Salaries and employee benefits	12,628	2,661	—	—	15,289
Regulatory remediation	1,134	—	—	—	1,134
Other expenses	10,076	1,485	962	(99)	12,424
Total noninterest expense	23,838	4,146	962	(99)	28,847
Income (loss) before income tax expense	9,371	(2,677)	(1,552)	—	5,142
Income tax expense (benefit)	2,081	(583)	(326)	—	1,172
Net income (loss)	$7,290	$(2,094)	$(1,226)	$—	$3,970
Total assets as of March 31, 2023	$3,259,602	$34,083	$288,598	$(258,223)	$3,324,060

Note 11 – Changes to Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended March 31, 2024
(Dollars in thousands)	Net Unrealized (Losses) Gains on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of December 31, 2023	$(45,481)	$425	$—	$(45,056)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $372	(2,558)	—	—	(2,558)
Balance as of March 31, 2024	$(48,039)	$425	$—	$(47,614)

	For the three months ended March 31, 2023
(Dollars in thousands)	Net Unrealized (Losses) Gains on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income, net
Balance as of December 31, 2022	$(45,525)	$425	$(1)	$(45,101)
Change in net unrealized holding gains on securities available for sale, net of deferred tax expense of $1,113	3,866	—	—	3,866
Balance as of March 31, 2023	$(41,659)	$425	$(1)	$(41,235)

Note 12 – Legal Matters

In December 2023, a purported shareholder of the Company commenced a putative class action in the U.S. District for the Eastern District of New York (No. 1:23-cv-08944) Hunter v. Blue Ridge Bankshares, Inc., et al). The complaint alleges violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions in the Company’s filings. The complaint seeks certification of a class action, unspecified damages, and attorneys fees. The putative class plaintiff intends to file an amended complaint after the court appoints lead plaintiff and lead counsel. The Company believes the claims are without merit and no loss has been accrued for this lawsuit as of March 31, 2024.

On August 12, 2019, a former employee of Virginia Community Bankshares, Inc. ("VCB") and participant in its Employee Stock Ownership Plan (the “VCB ESOP”) filed a class action complaint against VCB, its subsidiary, Virginia Community Bank, and certain individuals associated with the VCB ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division. The complaint alleges, among other things, that the defendants breached their fiduciary duties to VCB ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The complaint alleges that the VCB ESOP incurred damages “that approach or exceed $12 million.” The Company automatically assumed any liability of VCB in connection with this litigation as a result of its 2019 acquisition of VCB.

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

Note 13 – Subsequent Events

On April 3, 2024, the Company closed and funded the Private Placement for $150.0 million of gross proceeds; therefore, the Bank's capital and capital ratios as of March 31, 2024 do not reflect the effect of the Private Placement.

The following table presents the capital and capital ratios of the Bank on a pro forma basis as of March 31, 2024, assuming the Private Placement had closed, funded, and the Company had immediately contributed $100.0 million as tier 1 regulatory capital to the Bank on the same date. The pro forma capital ratios below exceed the minimum capital ratios set forth in the Consent Order. See also Note 7 - Minimum Regulatory Capital Requirements.

	March 31, 2024
	As Reported		Pro Forma (A)		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,988	10.51%	$368,988	14.42%	$332,722	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$237,584	9.28%	$337,584	13.19%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$237,584	9.28%	$337,584	13.19%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$237,584	7.44%	$337,584	10.57%	$319,239	10.00%

(A) Assumes $100.0 million received by the Company from the Private Placement is contributed as tier 1 capital to the Bank as of the date presented.

Subsequent to March 31, 2024, the Company received cash loan payments totaling $1.5 million from a specialty finance borrower. These cash payments were applied to the book principal balance of the loan, which was $29.8 million as of March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company's operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as amended (the “2023 Form 10-K”). Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations for the balance of 2024, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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
•
the impact of, and the ability to comply with, the terms of the Consent Order with the Office of the Comptroller of the Currency ("OCC"), including the heightened capital requirements and other restrictions therein, and other regulatory directives;
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
•
the quality and composition of the Company’s loan and investment portfolios, including changes in the level of the Company’s nonperforming assets and charge-offs;
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

•
the ability to maintain capital levels adequate to support the Company's business and to comply with the Consent Order and other regulatory directives placed upon the Bank;
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
•
the occurrence or continuation of widespread health emergencies or pandemics, significant natural disasters, severe weather conditions, floods and other catastrophic events; and
•
other risks and factors identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections and elsewhere in the 2023 Form 10-K and in this Form 10-Q and in filings the Company makes from time to time with the Securities and Exchange Commission (“SEC”).

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the 2023 Form 10-K including those discussed in the section entitled "Risk Factors." If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, the Company cautions not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

Regulatory Matters

On January 24, 2024, the Bank consented to the issuance of a consent order (the “Consent Order”) with the OCC. The Consent Order generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.14 and 10.15, respectively, to the 2023 Form 10-K.

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

The Company does not believe that the restatements reflect any significant financial impact on the Company's financial condition as of March 31, 2024, or any trends in the Company's business or its prospects. The consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the effects of the aforementioned restatement as of and for the period ended March 31, 2023.

Private Placement

On April 3, 2024, the Company closed and funded a private placement of securities pursuant to an amended and restated securities purchase agreement, dated April 3, 2024, with certain investors for gross proceeds of $150.0 million (the "Private Placement"). In the Private Placement, the Company issued and sold 3.4 million shares of common stock at a purchase price of $2.50 per common share, 14,150 shares of convertible Series B or Series C preferred stock at a purchase price of $10 thousand per preferred share, and 7,383 warrants to purchase convertible Series B or Series C preferred stock at an exercise price of $10 thousand per preferred share. Each share of convertible Series B and Series C preferred stock represents the equivalent of 4,000 shares of common stock. The Private Placement amends and replaces the previously announced private placement of the Company's common stock and warrants that was announced on December 22, 2023.

The Company will use the net proceeds from the Private Placement to reposition business lines, support organic growth, and enhance capital levels of the Bank.

General

There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2023 Form 10-K.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Comparison of Financial Condition as of March 31, 2024 and December 31, 2023

Total assets were $3.08 billion as of March 31, 2024, a decrease of $41.4 million from $3.12 billion as of December 31, 2023. Most of this decrease was attributable to a lower loans held for investment balances, which decreased $36.9 million to $2.39 billion as of March 31, 2024 from $2.43 million as of December 31, 2023. The Company purposely reduced assets to fund the wind down of the Bank's fintech banking-as-a-service ("BaaS") operations. The allowance for credit losses ("ACL") decreased $868 thousand to $35.0 million as of March 31, 2024 from $35.9 million as of December 31, 2023.

Total deposits as of March 31, 2024 were $2.47 billion, a net decrease of $100.3 million from December 31, 2023. The decrease in the first three months of 2024 was primarily due to a decrease of $150.0 million of interest-bearing fintech deposits, partially offset by higher time deposit balances of $64.0 million. Total deposits related to fintech relationships decreased by $162.9 million to $303.0 million as of March 31, 2024 from $465.9 million as of December 31, 2023, and represented 12.3% and 18.2% of total deposits as of the same respective dates.

Total stockholders’ equity decreased by $5.1 million to $181.0 million as of March 31, 2024 compared to $186.0 million at December 31, 2023. The fair value of the Company’s portfolio of securities available for sale ("AFS") decreased in the first three months of 2024, primarily as a result of a modest increase in market longer-term interest rates, resulting in an after-tax decrease in stockholders’ equity of $2.6 million. The Company did not have any investment securities classified as held to maturity as of March 31, 2024 and December 31, 2023.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, the Company reported a net loss of $2.9 million, or ($0.15) per diluted common share, compared to net income of $4.0 million, or $0.21 per diluted common share, for the three months ended March 31, 2023. The net loss for the three months ended March 31, 2024 included $2.3 million of after tax costs incurred for professional services related to regulatory remediation efforts in connection with the Consent Order, compared to $876 thousand of after tax costs incurred for the same period in 2023 in connection with the Written Agreement. Net interest income for the three months ended March 31, 2024 was $20.3 million, a decline of $4.8 million from the same period in 2023, primarily due to higher funding costs, which increased 92 basis points.

Net Interest Income. Net interest income is the amount by which interest earned on interest-earning assets exceeds the interest paid on interest-bearing liabilities and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet size, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. The Company’s principal interest-earning assets are loans to businesses, real estate investors, and individuals, and its investment securities portfolio. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and Federal Home Loan Bank of Atlanta (“FHLB”) advances. A common net interest income measure is net interest margin. Net interest margin represents the difference between interest income and interest expense calculated as a percentage of average interest-earning assets.

The following table presents the average balance sheets for the three months ended March 31, 2024 and 2023. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended March 31,
	2024			2023			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$337,839	$2,438	2.89%	$374,956	$2,628	2.80%	$(190)	$(260)	$70
Tax-exempt securities (3)	12,621	77	2.44%	20,726	116	2.25%	(39)	(46)	6
Total securities	350,460	2,515	2.87%	395,682	2,744	2.77%	(229)	(306)	76
Interest-earning deposits in other banks	129,366	1,557	4.81%	107,614	941	3.50%	616	190	426
Federal funds sold	9,668	130	5.38%	8,890	99	4.45%	31	9	22
Loans held for sale	57,646	305	2.12%	40,024	282	2.82%	23	124	(101)
Loans held for investment (4,5,6)	2,419,351	38,041	6.29%	2,508,324	36,849	5.88%	1,192	(1,307)	2,499
Total average interest-earning assets	2,966,491	42,548	5.74%	3,060,534	40,915	5.35%	1,633	(1,290)	2,922
Less: allowance for credit losses	(35,874)			(24,722)
Total noninterest-earning assets	234,315			234,297
Total average assets	$3,164,932			$3,270,109
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$1,112,060	$7,667	2.76%	$1,287,839	$8,259	2.57%	$(592)	$(1,127)	$535
Time (7)	970,952	10,818	4.46%	513,642	3,072	2.39%	7,746	2,735	5,011
Total interest-bearing deposits	2,083,012	18,485	3.55%	1,801,481	11,331	2.52%	7,154	1,608	5,546
FHLB borrowings	223,824	2,369	4.23%	328,223	3,810	4.64%	(1,441)	(1,212)	(229)
FRB borrowings	65,000	768	4.73%	4	—	—	768	—	—
Subordinated notes and other borrowings (8)	39,847	560	5.62%	39,935	555	5.56%	5	(1)	6
Total average interest-bearing liabilities	2,411,683	22,182	3.68%	2,169,643	15,696	2.89%	6,486	395	5,323
Noninterest-bearing demand deposits	515,486			808,425
Other noninterest-bearing liabilities	53,862			32,130
Stockholders' equity	183,901			259,911
Total average liabilities and stockholders’ equity	$3,164,932			$3,270,109
Net interest income and margin (9)		$20,366	2.75%		$25,219	3.30%	$(4,853)	$(1,684)	$(2,401)
Cost of funds (10)			3.03%			2.11%
Net interest spread (11)			2.06%			2.45%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21% income tax rate.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $329 thousand and $698 thousand for the three months ended March 31, 2024 and 2023, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $97 thousand and $284 thousand for the three months ended March 31, 2024 and 2023, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand for both the three months ended March 31, 2024 and 2023, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
Average interest-earning assets were $2.97 billion for the three months ended March 31, 2024 compared to $3.06 billion for the same period of 2023, a $94.0 million decrease. This decrease was primarily attributable to declines in average balances of loans held for investment and taxable securities, which decreased $89.0 million and $37.1 million, respectively, partially offset by higher average balances of interest-earning deposits in other banks and loans held for sale. Total interest income (on a taxable equivalent basis) increased $1.6 million for the three-month period ended March 31, 2024 from the same period of 2023. This increase was primarily due to higher yields, including fee income, on loans held for investment and interest-earning deposits in other banks. Interest income on loans held for investment in the first quarter of 2024 included $671 thousand of interest received as a result of the payoff of a nonaccrual loan, which had an 11 and 9 basis point positive effect on the yield on loans held for investment and net interest margin, respectively. In addition, higher yields in the 2024 period were primarily attributable to the re-pricing of variable rate loans in the higher interest rate environment, partially offset by lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income in the first quarters of 2024 and 2023 included accretion of discounts on acquired loans of $329 thousand and $698 thousand, respectively.

Average interest-bearing liabilities were $2.41 billion for the three months ended March 31, 2024 compared to $2.17 billion for the same period of 2023, a $242.0 million increase. Interest expense increased by $6.5 million to $22.2 million for the three months ended March 31, 2024 compared to the same period of 2023. Cost of interest-bearing liabilities increased to 3.68% for the first quarter of 2024 from 2.89% for the first quarter of 2023, while total cost of funds was 3.03% and 2.11% for the same respective periods. Higher cost of funds in the 2024 period was primarily due to higher rates on time deposits, particularly brokered time deposits the Company began issuing late in the first quarter of 2023 to increase liquidity in response to financial industry events. Interest expense in the first quarters of 2024 and 2023 included the amortization of fair value adjustments (premium) on assumed time deposits of $97 thousand and $284 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended March 31, 2024 was $20.4 million compared to $25.2 million for the same period in 2023, an decrease of $4.9 million. Net interest margin was 2.75% and 3.30% for the first quarters of 2024 and 2023, respectively. Accretion and amortization of purchase accounting adjustments had a 6 and 13 basis point positive effect on net interest margin for the same respective periods.

Provision for Credit Losses. The Company recorded a recovery of credit losses of $1.0 million in the first quarter of 2024 compared to a recovery of credit losses of $1.5 million in the first quarter of 2023. The recovery of credit losses in in the 2024 period was attributable to lower balances of unfunded loan commitments. The recovery of credit losses in the 2023 period was primarily attributable to the release of specific reserves on a collateral-dependent loan, due to cash payments applied to the recorded investment and a credit to provision for credit losses on unfunded loan commitments of $400 thousand.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023	Change $	Change %
Fair value adjustments of other equity investments	$(7)	$(51)	$44	(86.3%)
Residential mortgage banking income	2,664	3,199	(535)	(16.7%)
Mortgage servicing rights	729	(1,896)	2,625	(138.4%)
Gain on sale of guaranteed government loans	110	2,409	(2,299)	(95.4%)
Wealth and trust management	520	432	88	20.4%
Service charges on deposit accounts	398	343	55	16.0%
Increase in cash surrender value of bank owned life insurance	337	282	55	19.5%
Bank and purchase card, net	242	340	(98)	(28.8%)
Other	2,832	2,225	607	27.3%
Total noninterest income	$7,825	$7,283	$542	7.4%

Noninterest income in the first quarter of 2024 increased slightly from the first quarter of 2023. Mortgage servicing right ("MSR") assets resulted in a positive fair value adjustment compared to a negative adjustment driven by higher market interest rates for the same period in 2023. Changes in the fair value of MSR assets are due primarily to future interest rate expectations. Offsetting this increase, were lower gains on sale of guaranteed government loans in the 2024 period compared to the 2023 period, attributable to lower volumes, which were $1.5 million and $30.6 million in the same respective periods.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023	Change $	Change %
Salaries and employee benefits	$16,045	$15,289	$756	4.9%
Occupancy and equipment	1,524	1,569	(45)	(2.9%)
Data processing	1,106	1,346	(240)	(17.8%)
Legal and regulatory filings	447	1,234	(787)	(63.8%)
Advertising and marketing	297	286	11	3.8%
Communications	1,173	1,131	42	3.7%
Audit and accounting fees	1,155	146	1,009	691.1%
FDIC insurance	1,377	729	648	88.9%
Intangible amortization	287	355	(68)	(19.2%)
Other contractual services	1,717	939	778	82.9%
Other taxes and assessments	943	802	141	17.6%
Regulatory remediation	2,644	1,134	1,510	133.2%
Other	3,759	3,887	(128)	(3.3%)
Total noninterest expense	$32,474	$28,847	$3,627	12.6%

Excluding regulatory remediation, noninterest expense increased $2.1 million for the three months ended March 31, 2024 compared to the same period of 2023. Higher noninterest expense for the 2024 period was primarily attributable to higher salaries and employee benefits expense, primarily headcount additions in the areas of risk and compliance to support fintech operations and leadership personnel, partially offset by lower headcount in the mortgage banking segment. Higher other contractual services expense in the 2024 period was primarily due to outsourced BSA/AML and other compliance services as the Bank has augmented its compliance staff primarily to support fintech operations. Higher audit and accounting fees in the 2024 period were primarily due to outsourced internal audits and assessments related to fintech operations. Higher Federal Deposit Insurance Corporation ("FDIC") insurance expense relative to the prior period was primarily due to balance sheet growth and other factors such as lower profitability and regulatory capital levels, which increase the insurance assessment rate. Partially offsetting these higher noninterest expenses were lower legal and regulatory filings fees as the 2023 period included legal costs associated with the Virginia Community Bankshares, Inc. Employee Stock Ownership Plan litigation.

Income Tax Expense. Income tax benefit for the three months ended March 31, 2024 was $407 thousand compared to income tax expense of $1.2 million for the same period of 2023, resulting in an effective income tax rates of 12.3% and 22.8%, respectively. The lower effective income tax rate in the 2024 period was primarily attributable to tax-exempt income, primarily from bank owned life insurance and tax-exempt securities and loans, relative to income subject to statutory tax rates.

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

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$489,972	20.5%	$508,944	21.0%
Real estate – construction, commercial	156,943	6.6%	180,052	7.4%
Real estate – construction, residential	62,947	2.6%	75,832	3.1%
Real estate – commercial	881,798	36.8%	870,540	35.8%
Real estate – residential	740,249	30.9%	730,110	30.1%
Real estate – farmland	5,673	0.2%	5,470	0.2%
Consumer	55,782	2.3%	59,169	2.4%
Gross loans held for investment	2,393,364	100.0%	2,430,117	100.0%
Less: deferred loan fees, net of costs	725		830
Gross loans held for investment, net of deferred loans fees	2,394,089		2,430,947
Less: allowance for credit losses	(35,025)		(35,983)
Net loans	$2,359,064		$2,394,964
Loans held for sale (not included in totals above)	$34,902		$46,337

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2024.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$489,972	$141,905	$195,812	$167,811	$26,775	$1,226	$152,255	$59,286	$74,468	$18,501
Real estate – construction, commercial	156,943	30,544	100,199	36,136	15,344	48,719	26,200	23,526	1,078	1,596
Real estate – construction, residential	62,947	21,438	12,196	10,973	65	1,158	29,313	12,387	465	16,461
Real estate – commercial	881,798	61,868	464,524	84,509	204,992	175,023	355,406	220,912	126,396	8,098
Real estate – residential	740,249	18,775	422,419	12,225	78,722	331,472	299,055	42,559	37,218	219,278
Real estate – farmland	5,673	810	1,909	95	248	1,566	2,954	1,883	354	717
Consumer loans	55,782	2,452	7,947	7,848	99	—	45,383	27,080	18,298	5
Gross loans	$2,393,364	$277,792	$1,205,006	$319,597	$326,245	$559,164	$910,566	$387,633	$258,277	$264,656

Allowance for Credit Losses. Management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of March 31, 2024 and December 31, 2023. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may, on occasion, require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following table presents an analysis of the change in the ACL by loan type as of and for the periods stated.

	As of and for the three months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Allowance for credit losses, beginning of period	$35,893	$30,740
Impact of ASC 326 adoption	—	7,418
Charge-offs
Commercial	(1,957)	(799)
Consumer	(745)	(510)
Total charge-offs	(2,702)	(1,309)
Recoveries
Commercial	1,531	118
Consumer	303	104
Total recoveries	1,834	222
Net charge-offs	(868)	(1,087)
Recovery of credit losses - loans	—	(1,110)
Allowance for credit losses, end of period	$35,025	$35,961
Ratio of net charge-offs to average loans outstanding during period:
Commercial	0.10%	0.17%
Consumer	0.22%	0.19%
Total loans	0.14%	0.17%

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

	March 31, 2024		December 31, 2023
(Dollars in thousands)	$	% of Loans	$	% of Loans
Commercial and industrial	$13,619	20.5%	$13,787	21.0%
Real estate – construction, commercial	3,596	6.6%	4,024	7.4%
Real estate – construction, residential	919	2.6%	1,094	3.1%
Real estate – commercial	9,832	36.8%	9,929	35.8%
Real estate – residential	6,338	30.9%	6,286	30.1%
Real estate – farmland	18	0.2%	15	0.2%
Consumer	703	2.3%	758	2.4%
Total	$35,025	100.0%	$35,893	100.0%

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$50,874	$60,026
Loans past due 90 days and still accruing	2,309	3,037
Total nonperforming loans	$53,183	$63,063
Allowance for credit losses	$35,025	$35,893
Loans held for investment	$2,394,089	$2,430,947
Total assets	$3,076,187	$3,117,554
ACL to total loans held for investment	1.46%	1.48%
ACL to nonaccrual loans	68.85%	59.80%
ACL to nonperforming loans	65.86%	56.92%
Nonaccrual loans to total loans held for investment	2.12%	2.47%
Nonperforming loans to total loans held for investment	2.22%	2.59%
Nonperforming loans to total assets	1.73%	2.02%

Nonperforming loans, which include nonaccrual loans and loans past due 90 days and still accruing interest, decreased $9.9 million from December 31, 2023, to $53.2 million as of March 31, 2024. This decline was primarily attributable to payoffs of and cash payments applied to nonaccrual loans. Nonaccrual loans as of March 31, 2024 and December 31, 2023 included specialty finance loans with carrying values totaling $29.8 million and $34.2 million, respectively. Of the $34.2 million of these loans reported as of December 31, 2023, the Company received cash payments totaling $3.0 million in the first quarter of 2024 and an additional $1.5 million subsequent to March 31, 2024, pursuant to a forbearance agreement under which the largest of the specialty finance loans is subject. An additional specialty finance loan paid in full in the first quarter of 2024. The remaining purchase accounting adjustments (discounts) related to loans acquired by the Company were $4.9 million and $5.1 million at March 31, 2024 and December 31, 2023, respectively.

Modified Loans. The Company did not grant any loan modifications to borrowers experiencing financial difficulties during the first quarter of 2024. The total recorded investment of previously modified loans within the 12 months preceding March 31, 2024, was $35.0 million, or 1.5% of gross loans held for investment, of which $33.0 million were on nonaccrual status as of the same date.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to provide collateral for borrowings. Securities in the investment portfolio classified as securities AFS may be sold in response to changes in market interest rates, changes in the security's prepayment risk, general liquidity needs, such as funding loans and deposits, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s AFS investment securities portfolio was $314.4 million as of March 31, 2024, a slight decrease from $321.1 million at December 31, 2023, primarily due to the amortization of securities. As a result of elevated market interest rates, the Company’s portfolio of AFS securities had an unrealized loss of approximately $61.5 million as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, the majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. At March 31, 2024 and December 31, 2023, securities with a fair value of $213.2 million and $35.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB. As of March 31, 2024, the Company pledged securities with $69.0 million of par value (amortized cost and fair value of $69.7 million and $56.1 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”) established by the Federal Reserve.

The Company reviews its AFS investment securities portfolio for potential credit losses at least quarterly. AFS investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired AFS securities prior to the recovery of the amortized cost. No ACL has been recognized for AFS securities as of both March 31, 2024 and December 31, 2023.

Restricted equity investments consisted of stock in the FHLB (carrying basis $15.6 million and $12.3 million at March 31, 2024 and December 31, 2023, respectively), stock in the Federal Reserve Bank of Richmond (the "FRB") (carrying value of $6.0 million and $5.9 million at March 31, 2024 and December 31, 2023, respectively), and stock in the Company’s correspondent bank (carrying value of $468 thousand at both March 31, 2024 and December 31, 2023). Restricted equity investments are carried at cost. The Company holds various other equity investments, including an investment in a fintech company and other limited partnership investments, totaling $12.9 million as of both March 31, 2024 and December 31, 2023, respectively, which are carried at fair value with any gain or loss reported in the consolidated statements of operations each reporting period.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$2,982	0.52%	$—	—	$21,601	3.97%	$184,273	1.90%	$208,856
U. S. Treasury and agencies	1	—	35,199	1.14%	37,153	2.09%	7,280	2.25%	79,633
State and municipal	—	—	5,125	2.86%	33,497	1.95%	11,891	2.66%	50,513
Corporate bonds	—	—	6,300	7.50%	30,095	4.37%	500	4.00%	36,895
Total	$2,983		$46,624		$122,346		$203,944		$375,897

Deposits. The principal sources of funds for the Company are core deposits, which include transaction accounts (demand deposits and money market accounts), time deposits, and savings accounts, all of which provide the Bank a source of fee income and cross-marketing opportunities. Core deposits are generally a lower cost source of funding for the Bank and are preferred to brokered deposits. The Company's fintech partnerships have been a significant source of deposits and comprised approximately $303.0 million, or 12.3%, of the Company's deposits as of March 31, 2024, compared to approximately $465.9 million, or 18.2%, as of December 31, 2023. This $162.9 million decline was anticipated as part of a previously reported and closely managed fintech BaaS deposit wind down plan.

Brokered deposits comprising both time deposits and money market accounts totaled $514.1 million and $515.5 million as of March 31, 2024 and December 31, 2023, respectively. The Company added brokered deposit balances throughout 2023 in anticipation of the substantial exit of its BaaS operations, to fund the decline in core deposits, and to enhance liquidity in light of financial industry events that began in March 2023. Brokered deposits represented approximately 20.8% and 20.1% of total deposits as of March 31, 2024 and December 31, 2023, respectively.

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

Total deposits as of March 31, 2024 were $2.47 billion, a decrease of $100.3 million from December 31, 2023, of which $150.7 million was due to lower interest-bearing deposits, primarily due to the BaaS deposit wind down, partially offset by an increase in time deposits. Estimated uninsured deposits totaled approximately $553.8 million as of March 31, 2024, or 22.4% of total deposits, compared to $573.9 million, or 22.3% of total deposits, as of December 31, 2023. Excluding fintech-related deposits, estimated uninsured deposits were 19.0% and 18.2% of total deposits as of March 31, 2024 and December 31, 2023, respectively.

Approximately 20.1% of total deposits as of March 31, 2024 were composed of noninterest-bearing demand deposits compared to 19.7% as of December 31, 2023. In contrast, approximately 38.8% and 34.8% of total deposits as of March 31, 2024 and December 31, 2023, respectively, were composed of time deposits.

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Maturing in:
3 months or less	$22,162	$30,547
Over 3 months through 6 months	28,254	19,961
Over 6 months through 12 months	44,837	36,254
Over 12 months	18,106	9,500
Total	$113,359	$96,262

Borrowings. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	As of and for the three months ended March 31, 2024
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$280,000	$280,000	$223,824	4.23%
FRB borrowings	65,000	65,000	65,000	4.73%

	As of and for the three months ended March 31, 2023
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$239,100	$310,800	$328,223	4.64%
FRB borrowings	—	—	4	0.40%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multi-family, and commercial real estate mortgage loan portfolios, as well as selected investment securities.

FRB advances through the Discount Window are secured by qualifying pledged commercial and industrial loans.

Subordinated notes, net, totaled $39.8 million as of both March 31, 2024 and December 31, 2023. The effective interest rate on the subordinated notes for the three months ended March 31, 2024 and 2023 was 5.62% and 5.56%, respectively. The Company's subordinated notes are comprised of an issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). The fixed rates on these subordinated notes transition to variable rates based on the Secured Overnight Funding Rate ("SOFR") roughly five years from issued date. On October 15, 2024, the rate on the 2029 Notes will reset quarterly to the current three-month SOFR interest rate plus 433.5 basis points. On June 1, 2025, the rate on the 2030 Note will reset quarterly to the current three-month SOFR interest rate plus 587 basis points.

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

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets also provides funding to meet the liquidity needs of the Company. Deposit sources are from the Bank’s core customers and from brokered deposit markets. These markets are accessed through brokers or through the IntraFi Network (“IntraFi”), of which the Bank is a member. IntraFi facilitates the Bank attaining brokered deposits via an on-line marketplace. The Bank utilizes IntraFi's reciprocal deposit services to offer its high-value customers access to FDIC insurance through IntraFi's network of banks. Partly through the use of the IntraFi reciprocal deposit program, the Company has reduced uninsured deposits to $553.8 million and $573.9 million as of March 31, 2024 and December 31, 2023, respectively.

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

The Company has access to secured funding sources, including a secured line of credit with the FHLB under which the Company can borrow up to the allowable amount for the collateral pledged. The Bank's line of credit with the FHLB was $656.5 million as of March 31, 2024, with available credit of $265.4 million as of the same date. Outstanding advances totaled $280.0 million as of March 31, 2024. Additionally, letters of credit issued primarily for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia reduce the available credit balance, which totaled $110.0 million as of March 31, 2024.

The Company also has access to advances from the FRB through its Discount Window. As of March 31, 2024, the Company had secured borrowing capacity through the FRB Discount Window of $101.8 million, of which there were no outstanding advances.

The Bank had an unsecured federal fund line available with a correspondent bank for overnight borrowing totaling $10.0 million as of both March 31, 2024 and December 31, 2023. This line bears interest at the prevailing rates for such a loan and is cancelable any time by the correspondent bank. As of both March 31, 2024 and December 31, 2023, this line of credit was undrawn.

Managing the Company's liquidity position through the substantial exit of the BaaS operations will require significant liquidity oversight. The Company's closely managed BaaS wind down plan is an element of its liquidity management. Management intends to utilize proceeds from the Private Placement, the contraction of the Company’s balance sheet, particularly loans, secured funding facilities, as well as core deposit growth to meet its liquidity requirements.

Capital. Capital adequacy is an important measure of financial stability and performance. The Company’s objectives are to maintain a level of capitalization that is sufficient support the Company's strategic objectives.

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

On January 24, 2024, the Bank consented to the issuance of the Consent Order, which requires the Bank to achieve and maintain minimum capital requirements, which are higher than those required for capital adequacy purposes. Specifically, the Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of both March 31, 2024 and December 31, 2023, the Bank did not meet these capital ratios. Until such levels are met and the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

Because the Bank may not be deemed to be “well capitalized” while subject to the Consent Order, it could be required to pay higher insurance premiums to the FDIC, to obtain approval prior to acquiring branches or opening new lines of business, and be subject to increased regulatory scrutiny such as limitations on asset growth.

As previously noted, the Company adopted CECL effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment at adoption to retained earnings ("CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital is 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as capital for the Bank to meet these capital ratio levels, as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank, with the corresponding capital amounts for both the leverage ratio and the total capital ratio as of both March 31, 2024 and December 31, 2023. The CECL Transitional Amount was $8.1 million, of which $4.1 million and

$2.0 million reduced the regulatory capital amounts and capital ratios as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minumum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,846	10.51%	$268,590	10.50%	$255,800	10.00%	$332,540	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$237,584	9.28%	$217,615	8.50%	$204,814	8.00%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$237,584	9.28%	$179,212	7.00%	$166,411	6.50%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$237,584	7.44%	$127,733	4.00%	$159,667	5.00%	$319,333	10.00%

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minumum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$270,293	10.25%	$276,842	10.50%	$263,659	10.00%	$342,757	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$224,111	8.50%	$210,928	8.00%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$184,562	7.00%	$171,379	6.50%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$239,775	7.49%	$128,001	4.00%	$160,001	5.00%	$320,003	10.00%

On April 3, 2024, the Company closed and funded the Private Placement for $150.0 million of gross proceeds; therefore, the Bank's capital and capital ratios as of March 31, 2024 do not reflect the effect of the Private Placement.

The following table presents the capital and capital ratios of the Bank on a pro forma basis as of March 31, 2024, assuming the Private Placement had closed, funded, and the Company had immediately contributed $100.0 million as tier 1 regulatory capital to the Bank on the same date. The pro forma capital ratios below exceed the those set forth in the Consent Order.

	March 31, 2024
	As Reported		Pro Forma (A)		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$268,988	10.51%	$368,988	14.42%	$332,722	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$237,584	9.28%	$337,584	13.19%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$237,584	9.28%	$337,584	13.19%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$237,584	7.44%	$337,584	10.57%	$319,239	10.00%

(A) Assumes $100.0 million received by the Company from the Private Placement is contributed as tier 1 capital to the Bank as of the date presented.

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. As of March 31, 2024 and December 31, 2023, the Company had outstanding loan commitments of $408.5 million and $480.8 million, respectively. Of these amounts, $110.4 million and $113.5 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2024 and December 31, 2023, commitments under outstanding financial stand-by letters of credit totaled $11.6 million and $12.6 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three months ended March 31, 2024 and March 31, 2023, the Company recorded a recovery of provision for credit losses for unfunded commitments of $1.0 million and $400 thousand, respectively, primarily due to lower balances of unfunded loan commitments. As of March 31, 2024, the reserve for unfunded commitments was $2.1 million compared to $3.1 million as of December 31, 2023.

The Company invests in various partnerships, limited liability companies, and small business investment company funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At March 31, 2024, the Company had future commitments outstanding totaling $13.4 million related to these investments.

Interest Rate Risk Management

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and other market-based index rates. The Company’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Bank maintains. The Company manages interest rate risk through an asset and liability committee (the “ALCO”) comprised of members of management. The ALCO is responsible for monitoring the Company’s interest rate risk in conjunction with liquidity and capital management.

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

	March 31, 2024
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$(10,998)	(13.1%)	$(8,624)	(9.3%)
+300 basis points	(7,320)	(8.7%)	(5,507)	(5.9%)
+200 basis points	(4,172)	(5.0%)	(2,816)	(3.0%)
+100 basis points	(1,693)	(2.0%)	(877)	(0.9%)
Base case
-100 basis points	383	0.5%	(584)	(0.6%)
-200 basis points	380	0.5%	(2,296)	(2.5%)
-300 basis points	(90)	(0.1%)	(5,338)	(5.7%)
-400 basis points	(327)	(0.4%)	(7,882)	(8.5%)

The severity of the effect of instantaneous increases in interest rates as shown above is due to the timing of pricing change in the Company's interest-bearing liabilities compared to its interest-earning assets. A significant portion of the Company's deposits through its fintech partnerships reprice with changes in federal funds rates by contractual agreement. Therefore, an instantaneous change in this index rate results in a relative change in deposit costs for this portion of deposits.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

For information regarding legal proceedings in which the Company is involved, please see Note 12 to the unaudited consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors

Except as described below, there have been no material changes to the risk factors disclosed in the 2023 Form 10-K. Additional risks not presently known to the Company, or that are currently deem immaterial, may also adversely affect the Company's business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

Liquidity and Capital

Future issuances of the Company’s common stock or other securities, including upon the exercise of warrants issued by the Company, could adversely affect the market price of the Company's common stock and could be dilutive.

On April 3, 2024, the Company completed the Private Placement for gross proceeds of $150.0 million through the issuance and sale of (i) 3.4 million shares (the “Common Shares”) of the Company’s common stock at a purchase price of $2.50 per Common Share, (ii) 11,418 shares (the “Series B Shares”) of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), at a purchase price of $10 thousand per Series B Share, (iii) 2,732 shares (the “Series C Shares” and together with the Series B Shares, the “Preferred Shares”) of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock” and together with the Series B Preferred Stock, the “Preferred Stock”), at a purchase price of $10 thousand per Series C Share, and (iv) warrants to purchase 5,942 shares of Series B Preferred Stock and 1,441 shares of Series C Preferred Stock at an exercise price of $10 thousand per share (the “Warrants”).

Pending approval by the holders of the Company's common stock and subject to certain ownership limitations, the Preferred Stock is convertible or exchangeable into shares of common stock at the initial conversion rate of 4,000 shares of common stock for each share of Preferred Stock (the “Conversion”). Accordingly, as of April 3, 2024, the Preferred Shares would be convertible or exchangeable into 56.6 million shares of common stock and the Warrants would be exercisable into 29.5 million shares of common stock, assuming common shareholders approve the issuance of shares of the Company’s common stock upon the conversion, exchange, and exercise of the Preferred Stock and Warrants (the “Conversion Proposal”), as well as an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 50.0 million to 150.0 million (the “Articles Amendment Proposal” and together with the Conversion Proposal, the “Proposals”). The issuance of such shares of common stock upon the Conversion and upon exercise of the Warrants will result in substantial dilution to holders of common stock and a significant reduction in the percentage interests of the existing common shareholders in the voting power and in the future earnings per share of their common stock. The resale of the additional shares of the Company’s common stock could also cause the market price of the Company’s common stock to decline.

In addition, the Company’s board of directors, without the approval of shareholders, could from time to time decide to issue additional shares of common stock or shares of preferred stock, which may adversely affect the market price of the shares of common stock and could be substantially dilutive to holders of the Company’s common stock. Any sale of additional shares of the Company’s common stock may be at prices lower than the current market value of the Company’s common stock. In addition, new investors may have rights, preferences, and privileges that are senior to, and that could adversely affect, the Company’s existing shareholders. For example, preferred stock would be senior to common stock in right of dividends and as to distributions in liquidation. The Company’s shareholders bear the risk of future securities offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of the Company’s common stock.

The Company's Series B Preferred Stock and Series C Preferred Stock have rights, preferences, and privileges that are not held by, and are preferential to, the rights, preferences, and privileges of common stock, which could adversely affect the Company's liquidity and financial condition.

The Preferred Stock has certain rights, preferences, and privileges compared to the rights, preferences, and privileges of common stock. For example, holders of shares of Preferred Stock are entitled to receive cumulative dividends at the rate of 15.0% per share per annum, payable semi-annually, commencing October 15, 2024. Such dividends may be paid, at the Company’s option, in cash or in kind through the issuance of additional shares of Preferred Stock. To the extent that such dividends are not paid semi-annually, then such unpaid dividends will accrue and compound until paid. Whenever dividends payable on the Preferred Stock have not been paid for an aggregate of three or more six-month dividend periods, in each case whether or not consecutive, the Company has agreed to increase the authorized number of directors on the Company’s board of directors by two, and the holders of the Preferred Stock shall have the right to elect directors to such newly created directorships until all accrued and unpaid dividends have been declared and paid in full. Prior to the Conversion, no dividend or distribution may be declared or paid upon any shares of the Company’s common stock.

Additionally, the Preferred Stock is senior to the Company’s common stock, such that in the event of any liquidation, dissolution or winding up of the Company’s affairs, each holder of shares of Preferred Stock will be entitled to receive for each share of Preferred Stock, out of the assets of the Company or proceeds thereof available for distribution to shareholders of the Company, before any distribution of such assets or proceeds is made to the holders of shares of the Company’s common stock, payment in an amount equal to the sum of (i) the liquidation amount (which is initially $10 thousand per share of Preferred Stock) and (ii) any declared and unpaid dividends on such share of Preferred Stock (collectively, the “Liquidation Preference”). In the case of a merger, sale of substantially all of the Company’s assets or certain other reorganization events, each holder of Preferred Stock will be entitled to receive for each share of Preferred Stock, out of the assets of the Company or proceeds thereof (whether capital or surplus), legally available for distribution to the shareholders of the Company, a preference distribution equal to two times the amount of the Liquidation Preference.

The Company’s obligations to the holders of Preferred Stock could limit its ability to obtain additional financing, which could have an adverse effect on the Company’s financial condition. Additionally, the preferential rights of the Preferred Stock could also result in divergent interests between the holders of the Company’s common stock and the holders of Preferred Stock.

The Preferred Stock has conversion rights which could result in greater dilution to holders of the Company's common stock if shareholder approval of the Proposals is not obtained in a timely manner.

Pending approval by the holders of the Company's common stock and subject to certain ownership limitations, the shares of Preferred Stock are convertible or exchangeable into shares of the Company’s common stock at the initial conversion rate of 4,000 shares of the Company’s common stock per share of Preferred Stock, which conversion rate is based on an initial conversion price of $2.50 per share of the Company’s common stock (the “Conversion Rate”). The Conversion Rate is subject to certain adjustments, including that the Conversion Rate will be decreased by 10.0% effective as of July 8, 2024, and such adjusted Conversion Rate will be decreased by 10.0% for each successive 95-calendar-day period thereafter, in each case, until the earlier of (i) April 15, 2025 and (ii) the date by which the Proposals have been approved by the Company’s shareholders and the certificate of amendment relating to the Articles Amendment Proposal has been issued by the Virginia State Corporation Commission. The effect of such reduction in the Conversion Rate is that a greater number of shares of common stock will be issued upon conversion, exchange, and exercise of the shares of Preferred Stock and Warrants, resulting in greater dilution to the holders of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

3.1

Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc. creating the Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

3.2

Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc. creating the Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: May 8, 2024	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer and Director

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer