Form 10-Q
period 2024-06-30
BLUE RIDGE BANKSHARES, INC.
filed 2024-08-06
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 73,502,381 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	June 30, 2024	December 31, 2023 (1)
ASSETS
Cash and due from banks	$124,607	$110,491
Restricted cash	5,924	10,660
Federal funds sold	5,219	4,451
Securities available for sale, at fair value	307,427	321,081
Restricted equity investments	18,236	18,621
Other equity investments	4,354	12,905
Other investments	21,099	29,467
Loans held for sale	54,377	46,337
Loans held for investment, net of deferred fees and costs	2,259,279	2,430,947
Less: allowance for credit losses	(28,036)	(35,893)
Loans held for investment, net	2,231,243	2,395,054
Accrued interest receivable	14,172	14,967
Premises and equipment, net	21,746	22,348
Right-of-use asset	8,208	8,738
Bank owned life insurance	42,446	48,453
Other intangible assets	4,548	5,382
Mortgage servicing rights, net	29,862	27,114
Deferred tax asset, net	21,051	21,556
Other assets	18,553	19,929
Total assets	$2,933,072	$3,117,554
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$470,128	$506,248
Interest-bearing demand and money market	769,870	1,049,536
Savings	106,619	117,923
Time	979,222	892,325
Total deposits	2,325,839	2,566,032
FHLB borrowings	202,900	210,000
FRB borrowings	—	65,000
Subordinated notes, net	39,822	39,855
Lease liabilities	8,947	9,619
Other liabilities	29,950	41,059
Total liabilities	2,607,458	2,931,565
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, no par value; 150,000,000 and 50,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 73,503,647 and 19,198,379 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	300,976	197,636
Series C preferred stock, $50 per share par value; 250,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 2,732 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	137	—
Additional paid-in capital	50,155	252
Retained earnings	18,829	33,157
Accumulated other comprehensive loss, net of tax	(44,483)	(45,056)
Total stockholders’ equity	325,614	185,989
Total liabilities and stockholders’ equity	$2,933,072	$3,117,554
(1)
Derived from audited December 31, 2023 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INTEREST INCOME
Interest and fees on loans	$36,196	$38,326	$74,542	$75,457
Interest on securities, deposit accounts, and federal funds sold	4,435	4,134	8,620	7,893
Total interest income	40,631	42,460	83,162	83,350
INTEREST EXPENSE
Interest on deposits	17,272	14,624	35,757	25,955
Interest on subordinated notes	552	547	1,112	1,100
Interest on FHLB and FRB borrowings	2,722	3,399	5,859	7,209
Total interest expense	20,546	18,570	42,728	34,264
Net interest income	20,085	23,890	40,434	49,086
Provision for credit losses - loans	3,600	10,613	3,600	9,503
Recovery of credit losses - unfunded commitments	(500)	(600)	(1,500)	(1,000)
Total provision for credit losses	3,100	10,013	2,100	8,503
Net interest income after provision for credit losses	16,985	13,877	38,334	40,583
NONINTEREST INCOME
Fair value adjustments of other equity investments	(8,537)	(281)	(8,544)	(332)
Residential mortgage banking income	3,090	3,145	5,754	6,344
Mortgage servicing rights	2,019	1,150	2,748	(746)
Gain on sale of guaranteed government loans	11	2,384	121	4,793
Wealth and trust management	623	462	1,143	894
Service charges on deposit accounts	423	349	821	692
Increase in cash surrender value of bank owned life insurance	333	292	670	574
Bank and purchase card, net	513	560	755	900
Other	1,833	1,675	4,665	3,900
Total noninterest income	308	9,736	8,133	17,019
NONINTEREST EXPENSE
Salaries and employee benefits	14,932	14,518	30,977	29,807
Occupancy and equipment	1,303	1,913	2,827	3,482
Data processing	896	1,131	2,002	2,477
Legal and regulatory filings	363	2,753	810	3,987
Advertising and marketing	183	337	480	623
Communications	1,436	1,171	2,609	2,302
Audit and accounting fees	295	503	1,450	649
FDIC insurance	1,817	1,246	3,194	1,975
Intangible amortization	276	335	563	690
Other contractual services	1,760	3,218	3,477	4,157
Other taxes and assessments	588	803	1,531	1,605
Regulatory remediation	1,397	2,388	4,041	3,522
Other	4,098	3,736	7,857	7,623
Total noninterest expense	29,344	34,052	61,818	62,899
Loss before income tax expense	(12,051)	(10,439)	(15,351)	(5,297)
Income tax benefit	(616)	(1,826)	(1,023)	(654)
Net loss	$(11,435)	$(8,613)	$(14,328)	$(4,643)
Dividends on preferred stock	150	—	150	—
Net loss attributable to common shareholders	$(11,585)	$(8,613)	$(14,478)	$(4,643)
Basic and diluted loss per common share	$(0.47)	$(0.45)	$(0.66)	$(0.25)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(11,435)	$(8,613)	$(14,328)	$(4,643)
Other comprehensive income (loss):
Gross unrealized gains (losses) on securities available for sale arising during the period	3,941	(6,469)	1,012	(1,490)
Deferred income tax (expense) benefit	(862)	1,446	(491)	333
Reclassification of net loss on securities available for sale included in net income	67	—	67	—
Income tax benefit	(15)	—	(15)	—
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	3,131	(5,023)	573	(1,157)
Other comprehensive gain (loss), net of tax	3,131	(5,023)	573	(1,157)
Comprehensive net loss	$(8,304)	$(13,636)	$(13,755)	$(5,800)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the six months ended June 30, 2024
(Dollars in thousands)	Shares of Common Stock	Shares of Series C Preferred Stock	Common Stock	Series C Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	19,198,379	—	$197,636	$—	$252	$33,157	$(45,056)	$185,989
Net loss	—	—	—	—	—	(14,328)	—	(14,328)
Other comprehensive income	—	—	—	—	—	—	573	573
Issuance of stock and warrants from Private Placements, net of issuance costs	53,922,000	2,732	102,434	137	49,903	—	—	152,474
Restricted stock awards, net of forfeitures	383,268	—	906	—	—	—	—	906
Balance at end of period	73,503,647	2,732	$300,976	$137	$50,155	$18,829	$(44,483)	$325,614

	For the six months ended June 30, 2023
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,950,329	$195,960	$252	$97,682	$(45,101)	$248,793
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	—	—	—	(8,111)	—	(8,111)
Net loss	—	—	—	(4,643)	—	(4,643)
Other comprehensive loss	—	—	—	—	(1,157)	(1,157)
Dividends on common stock	—	—	—	(4,641)	—	(4,641)
Stock option exercises	3,750	26	—	—	—	26
Restricted stock awards, net of forfeitures	(26,842)	936	—	—	—	936
Dividend reinvestment plan issuances	6,400	68	—	—	—	68
Balance at end of period	18,933,637	$196,990	$252	$80,287	$(46,258)	$231,271

	For the three months ended June 30, 2024
(Dollars in thousands)	Shares of Common Stock	Shares of Series C Preferred Stock	Common Stock	Series C Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	19,584,040	—	$198,004	$—	$252	$30,264	$(47,614)	$180,906
Net loss	—	—	—	—	—	(11,435)	—	(11,435)
Other comprehensive income	—	—	—	—	—	—	3,131	3,131
Issuance of stock and warrants from Private Placements, net of issuance costs	53,922,000	2,732	102,434	137	49,903	—	—	152,474
Restricted stock awards, net of forfeitures	(2,393)	—	538	—	—	—	—	538
Balance at end of period	73,503,647	2,732	$300,976	$137	$50,155	$18,829	$(44,483)	$325,614

	For the three months ended June 30, 2023
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,942,091	$196,498	$252	$91,220	$(41,235)	$246,735
Net loss	—	—	—	(8,613)	—	(8,613)
Other comprehensive loss	—	—	—	—	(5,023)	(5,023)
Dividends on common stock	—	—	—	(2,320)	—	(2,320)
Restricted stock awards, net of forfeitures	(12,210)	457	—	—	—	457
Dividend reinvestment plan issuances	3,756	35	—	—	—	35
Balance at end of period	18,933,637	$196,990	$252	$80,287	$(46,258)	$231,271

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities
Net loss	$(14,328)	$(4,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	811	877
Deferred income tax expense (benefit)	505	(2,130)
Provision for credit losses - loans	3,600	9,503
Recovery of credit losses - unfunded commitments	(1,500)	(1,000)
Accretion of fair value adjustments (discounts) on acquired loans	(603)	(1,161)
Accretion of fair value adjustments (premiums) on acquired time deposits	(178)	(506)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(50)	(50)
Proceeds from sale of mortgage loans held for sale	132,141	116,540
Mortgage loans held for sale, originated	(131,359)	(115,528)
Gain on sale of mortgage loans	(616)	(995)
Proceeds from sale of guaranteed government loans held for sale	1,616	69,449
Guaranteed government loans held for sale, originated	(293)	(49,708)
Gain on sale of guaranteed government loans	(121)	(4,793)
Loss on disposal of premises and equipment	—	14
(Gain) loss on sale of other investments and other assets	(257)	518
Loss on sale of securities available for sale	67	—
Investment amortization expense, net	276	348
Amortization of subordinated debt issuance costs	17	18
Intangible amortization	563	690
Fair value adjustments of other equity investments	8,544	332
Net adjustments attributable to mortgage servicing rights	(2,748)	745
Increase in cash surrender value of bank owned life insurance	(670)	(574)
Decrease (increase) in accrued interest receivable	795	(3,905)
Decrease (increase) in other assets	1,736	(10,966)
(Decrease) increase in other liabilities	(10,281)	19,577
Cash (used in) provided by operating activities	(12,333)	22,652
Cash Flows From Investing Activities
Net decrease (increase) in loans held for investment	151,406	(65,448)
Net increase in federal funds sold	(768)	(1,066)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	14,457	12,690
Proceeds from sale of other investments, other assets, and other real estate owned	11,570	264
Proceeds from surrender of bank owned life insurance policies	6,677	—
Net decrease in Paycheck Protection Program loans	—	4,733
Net change in restricted equity and other investments	(100)	3,499
Purchase of premises and equipment	(209)	(643)
Proceeds from sale of premises and equipment and other assets	—	1,005
Proceeds from sale of LSMG	—	250
Capital calls of SBIC funds and other investments	(2,161)	(2,594)
Nonincome distributions from SBIC funds and other investments	482	332
Cash provided by (used in) investing activities	181,354	(46,978)
Cash Flows From Financing Activities
Net decrease in demand, savings, and other interest-bearing deposits	(327,090)	(109,471)
Net increase in time deposits	87,075	220,564
Common stock dividends paid	—	(4,641)
FHLB advances	586,000	1,080,000
FHLB repayments	(593,100)	(1,172,600)
FRB advances	—	65,000
FRB repayments	(65,000)	(51)
Proceeds from Private Placements, net of issuance costs	152,474	—
Stock option exercises	—	26
Dividend reinvestment plan issuances	—	68
Cash (used in) provided by financing activities	(159,641)	78,895
Net increase in cash and due from banks	9,380	54,569
Cash and due from banks and restricted cash at beginning of period	121,151	77,274
Cash and due from banks and restricted cash at end of period	$130,531	$131,843

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$43,425	$28,999
Income taxes	$6	$6,656
Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$1,012	$(1,490)
Restricted stock awards, net of forfeitures	$906	$936
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	$—	$(8,111)

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

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income (loss), net earnings (loss) per share, total assets, total liabilities, or stockholders' equity as previously reported.

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

The Company does not believe that the restatements reflect any significant financial impact on the Company's financial condition as of June 30, 2024, or any trends in the Company's business or its prospects. The consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the effects of the aforementioned restatement as of and for the quarterly and six-month periods ended June 30, 2023.

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

Private Placements

On April 3, 2024 and June 13, 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $150.0 million and $11.6 million, respectively (collectively, the "Private Placements"). At a special meeting of shareholders held June 20, 2024, the Company’s shareholders approved the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. On

June 28, 2024, all outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) were automatically converted into shares of the Company’s common stock. The outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), remained outstanding at June 30, 2024. Subsequent to June 30, 2024, the holder of Series C Preferred Stock received regulatory non-objection to exchange the Series C Preferred Stock for common stock as stipulated in the Private Placements. The Company expects the exchange for shares of the Company's common stock will be completed during the third quarter of 2024. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.5 million.

The Private Placements also included the issuance of warrants for 6,549 shares of Series B Preferred Stock and warrants for 1,441 shares of Series C Preferred Stock. Each warrant can be exercised to purchase shares at a price of $10 thousand per share. On June 28, 2024, the warrants for preferred stock converted to warrants for common stock, except the Series C Preferred Stock warrants for the reasons noted above relating to the Series C Preferred Stock. The conversion rate on the warrants from preferred stock to common stock was 4,000 shares of common per preferred share. The warrants have 5-year terms and expire April 3, 2029. Holders of the warrants may exercise them in whole or in part and may utilize an option for cashless exercise for a net number of shares.

The Company intends to use the capital from the Private Placements to propel its near-term strategic initiatives, which include repositioning business lines, supporting organic growth, and further enhancing the Bank’s capital levels, including compliance with the minimum capital ratios set forth in the Consent Order, which requires the Bank to maintain a tier 1 leverage ratio of 10.0% and a total risk-based capital ratio of 13.0%. As of June 30, 2024, the Bank’s capital ratios exceeded these minimum capital ratios.

The following tables summarize the effect of the Private Placements on the Company's shares of common and preferred stock in the second quarter of 2024.

Effect of Private Placements on Common Stock	Number of Shares
Common stock
Shares issued on April 3, 2024 and June 13, 2024	3,690,000
Shares of Series B Preferred Stock converted into common stock on June 28, 2024 (1)	50,232,000
Increase in shares of common stock	53,922,000
Warrants issued to purchase common stock (2, 3)	26,195,999

(1) The conversion rate for Series B Preferred Stock into common stock was 4,000 common shares per preferred share.
(2) The conversion rate for warrants for Series B Preferred Stock into warrants for common stock was 4,000 common shares per preferred share.
(3) The warrants for Series B Preferred Stock converted into warrants for common stock on June 28, 2024.

	Number of Shares
Effect of Private Placements on Preferred Stock	Series B	Series C
Preferred stock
Shares issued on April 3, 2024 and June 13, 2024	12,558	2,732
Shares of preferred stock that converted into common stock on June 28, 2024 (1)	(12,558)	—
Increase in shares of preferred stock	—	2,732
Warrants, preferred stock
Warrants issued	6,549	1,441
Warrants for preferred stock that converted into warrants for common stock (2)	(6,549)	—
Increase in warrants for preferred stock	—	1,441

(1) The conversion rate for preferred stock into common stock was 4,000 common shares per preferred share.

(2) Subsequent to June 30, 2024, the holder of Series C Preferred Stock received regulatory non-objection to exchange the Series C Preferred Stock for common stock as stipulated in the Private Placements. The Company expects the exchange for shares of the Company's common stock will be completed during the third quarter of 2024

In accordance with Accounting Standards Codification ("ASC") 820 - Fair Value Measurements, the Company engaged an third-party valuation firm to calculate the fair value of the stock warrants issued as part of the Private Placements. The Black-Scholes Option Pricing Model ("BSOPM") was used for the valuation, and incorporated grant date assumptions including the fair value of the underlying stock, strike price, risk-free interest rate, term, and expected volatility. The issued warrants have been accounted for as freestanding, equity-linked financial instruments.

The following table presents the assumptions used in the calculation of the fair value of the warrants issued in connection with the Private Placements.

	Issued April 3, 2024			Issued June 13, 2024
Assumptions	Common Stock Warrants	Series C Preferred Stock Warrants		Common Stock Warrants
Fair value per warrant	$1.34	$1.34	(1)	$1.49
Stock price per share	$2.76	$2.76	(1)	$2.99
Strike price per share	$2.50	$2.50	(1)	$2.50
Risk-free interest rate	4.40%	4.40%		4.30%
Term (years)	5.00	5.00		4.81
Expected volatility	45.00%	45.00%		45.00%

(1) Presented on a common share equivalent basis.

The $152.5 million net proceeds from the Private Placements were allocated amongst the individual freestanding financial instruments, including common stock, Series C Preferred Stock, and stock warrants, based on the relative fair value method. The fair value of the Series C Preferred Stock in excess of par value has been classified as additional paid-in capital on the consolidated balance sheets. The fair value of the issued warrants has also been classified as additional paid-in capital on the consolidated balance sheets.

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

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$198,042	$—	$(34,929)	$163,113
U.S. Treasury and agencies	79,634	—	(10,739)	68,895
State and municipal	50,356	—	(7,353)	43,003
Corporate bonds	36,889	—	(4,473)	32,416
Total investment securities	$364,921	$—	$(57,494)	$307,427

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$212,214	$—	$(35,244)	$176,970
U.S. Treasury and agencies	79,856	—	(10,985)	68,871
State and municipal	50,682	—	(7,357)	43,325
Corporate bonds	36,902	12	(4,999)	31,915
Total investment securities	$379,654	$12	$(58,585)	$321,081

As of June 30, 2024 and December 31, 2023, securities with a fair value of $266.7 million and $35.9 million, respectively, were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta ("FHLB").

As of December 31, 2023, the Company pledged securities with $260.9 million of par value (amortized cost and fair value of $262.7 million and $218.7 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”) established by the Board of Governors of the Federal Reserve System. At June 30, 2024, there were no securities pledged as collateral for the BTFP.

The following table presents the amortized cost and fair value of securities AFS by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,017	$2,970
Due after one year through five years	47,585	43,335
Due after five years through ten years	115,602	98,808
Due after ten years	198,717	162,314
Total	$364,921	$307,427

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		June 30, 2024
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	80	$—	$—	$163,113	$(34,929)	$163,113	$(34,929)
U.S. Treasury and agencies	29	275	(1)	68,619	(10,738)	68,894	(10,739)
State and municipal	70	1,282	(13)	41,446	(7,340)	42,728	(7,353)
Corporate bonds	40	6,853	(696)	24,813	(3,777)	31,666	(4,473)
Total	219	$8,410	$(710)	$297,991	$(56,784)	$306,401	$(57,494)

		December 31, 2023
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	86	$7,497	$(45)	$169,474	$(35,199)	$176,971	$(35,244)
U.S. Treasury and agencies	29	283	(1)	68,399	(10,984)	68,682	(10,985)
State and municipal	65	536	(9)	41,118	(7,348)	41,654	(7,357)
Corporate bonds	39	7,469	(830)	21,683	(4,169)	29,152	(4,999)
Total	219	$15,785	$(885)	$300,674	$(57,700)	$316,459	$(58,585)

The Company evaluates the fair value and credit quality of its securities AFS portfolio no less than quarterly. At June 30, 2024 and December 31, 2023, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability thereby indicating limited exposure to asset quality or liquidity issues, which resulted in no identifiable credit losses. Investment securities with unrealized losses are generally attributable to pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired securities prior to the recovery of the amortized cost. As of June 30, 2024 and December 31, 2023, there was no allowance for credit losses (“ACL”) against the Company's securities AFS portfolio.

Restricted equity investments consisted of stock in the FHLB (carrying value of $11.9 million and $12.3 million as of June 30, 2024 and December 31, 2023, respectively), stock in the Federal Reserve Bank of Richmond ("FRB") (carrying value of $5.9 million at both June 30, 2024 and December 31, 2023), and stock in the Bank’s correspondent bank (carrying value of $468 thousand at both June 30, 2024 and December 31, 2023). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.4 million and $12.9 million as of June 30, 2024 and December 31, 2023, respectively. The Company reports such investments at fair value if observable market transactions have occurred in similar securities, resulting in a new carrying value that is evaluated for impairment no less than quarterly. These impairment analyses may include quantitative and/or qualitative information obtained either directly from the investee, a third-party broker, or a third-party valuation firm. If a potential impairment has been identified, the carrying value of the investment would be written down to its estimated fair market value through a charge to earnings. In the second quarter of 2024, the Company identified potential impairment triggers related to its holdings, mainly due to regulatory pressures on banks partnering with fintech companies in the banking-as-a-service sector. These pressures led some fintech companies to announce cost-saving measures and at least one to seek bankruptcy protection. As a result, the Company engaged a third-party valuation firm to value the Company's investment in a fintech company. This valuation resulted in an $8.5 million impairment charge, recorded in fair value adjustments of other equity investments, to adjust the investment to its estimated fair market value as of June 30, 2024.

The Company also holds investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which totaled $21.1 million and $29.5 million as of June 30, 2024 and December 31, 2023, respectively, and are reported in other investments on the consolidated balance sheets. These investments do not have readily-determinable fair values, are generally reported at amortized cost, and are periodically evaluated for potential impairment. In the second quarter of 2024, the Company sold $6.4 million of its SBIC investments at a $69 thousand loss, which is reported in other noninterest income.
Note 3 – Loans and ACL

The following table presents the amortized cost of loans held for investment as of the dates stated.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$401,589	$508,944
Real estate – construction, commercial	135,517	180,052
Real estate – construction, residential	55,849	75,832
Real estate – commercial	879,098	870,540
Real estate – residential	727,246	730,110
Real estate – farmland	5,717	5,470
Consumer	53,427	59,169
Gross loans	2,258,443	2,430,117
Deferred loan fees, net of costs	836	830
Total	$2,259,279	$2,430,947

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $829.2 million and $767.1 million were pledged as of June 30, 2024 and December 31, 2023, respectively. The Company has pledged certain commercial and industrial loans totaling $81.2 million and $161.0 million as collateral for borrowings with the FRB Discount Window as of June 30, 2024 and December 31, 2023, respectively. The decline in the amount pledged at the FRB Discount Window was primarily due to paydowns and payoffs of the commercial and industrial loans serving as collateral.

The following tables present the aging of the amortized cost of loans held for investment by loan category as of the dates stated.

	June 30, 2024
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$384,877	$2,150	$1,526	$2,751	$10,285	$401,589
Real estate – construction, commercial	134,017	—	1,180	—	320	135,517
Real estate – construction, residential	55,849	—	—	—	—	55,849
Real estate – commercial	863,718	8,647	359	—	6,374	879,098
Real estate – residential	717,816	501	2,906	—	6,023	727,246
Real estate – farmland	5,717	—	—	—	—	5,717
Consumer	49,515	2,195	672	376	669	53,427
Less: Deferred loan fees, net of costs	836	—	—	—	—	836
Total Loans	$2,212,345	$13,493	$6,643	$3,127	$23,671	$2,259,279

	December 31, 2023
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$464,939	$2,235	$632	$1,709	$39,429	$508,944
Real estate – construction, commercial	177,653	2,016	—	—	383	180,052
Real estate – construction, residential	75,309	523	—	—	—	75,832
Real estate – commercial	855,263	2,109	714	574	11,880	870,540
Real estate – residential	717,141	5,101	288	—	7,580	730,110
Real estate – farmland	5,470	—	—	—	—	5,470
Consumer	55,084	2,298	279	754	754	59,169
Deferred loan fees, net of costs	830	—	—	—	—	830
Total Loans	$2,351,689	$14,282	$1,913	$3,037	$60,026	$2,430,947

As a result of an agreement the Company executed in the second quarter of 2024 to sell a nonperforming specialty finance loan to a third party, the Company reclassified this loan from loans held for investment to loans held for sale in the same period at its estimated fair value and recorded a charge-off of substantially all of the reserve held on the loan, which was provisioned for in prior years. Payments received on this loan totaled approximately $9.0 million in the six months ended June 30, 2024. The sale is expected to consummate in the third quarter of 2024. The loan's carrying value was $14.4 million as of June 30, 2024 and is excluded from all 2024 tables in this footnote, unless otherwise noted.

The following tables present the amortized cost of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	June 30, 2024
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$—	$10,285	$10,285
Real estate – construction, commercial	—	320	320
Real estate – commercial	—	6,374	6,374
Real estate – residential	557	5,466	6,023
Consumer	—	669	669
Total	$557	$23,114	$23,671

	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$1,487	$37,942	$39,429
Real estate – construction, commercial	—	383	383
Real estate – commercial	2,024	9,856	11,880
Real estate – residential	577	7,003	7,580
Consumer	—	754	754
Total	$4,088	$55,938	$60,026

The Company recognized $122 thousand and $187 thousand of interest income on nonaccrual loans during the three and six months ended June 30, 2024, respectively, compared to $0 and $89 thousand for the same respective periods in 2023.

The following tables present accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Commercial and industrial	$267	$44	$324	$76
Real estate – construction, commercial	—	21	25	22
Real estate – construction, residential	—	14	—	19
Real estate – commercial	14	1	65	206
Real estate – residential	44	47	54	61
Consumer	3	4	8	5
Total	$328	$131	$476	$389

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

The following table presents the amortized cost of loans held for investment by internal loan risk grade by year of origination as of June 30, 2024. There were no loans classified as loss (risk grade 9) as of the same date. Also presented are current period gross charge-offs by loan type for the six months ended June 30, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$7,340	$14,180	$87,369	$18,050	$21,300	$19,557	$101,747	$269,543
Risk Grades 5 - 6	913	23,961	42,271	16,008	5,790	1,831	23,233	114,007
Risk Grade 7	—	3,252	1,315	6,764	783	1,377	1,791	15,282
Risk Grade 8	214	—	—	2,542	—	1	—	2,757
Total	8,467	41,393	130,955	43,364	27,873	22,766	126,771	401,589
Current period gross charge-offs	—	47	13,345	302	124	120	1	13,939

Real estate – construction, commercial
Risk Grades 1 - 4	—	8,765	58,330	16,190	10,604	5,791	2,252	101,932
Risk Grades 5 - 6	—	1,098	23,789	1,498	—	4,968	—	31,353
Risk Grade 7	—	117	1,723	32	—	360	—	2,232
Total	—	9,980	83,842	17,720	10,604	11,119	2,252	135,517
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – construction, residential
Risk Grades 1 - 4	7,508	17,128	4,974	9,758	—	62	12,189	51,619
Risk Grades 5 - 6	398	479	2,608	—	163	—	—	3,648
Risk Grade 7	—	427	155	—	—	—	—	582
Total	7,906	18,034	7,737	9,758	163	62	12,189	55,849
Current period gross charge-offs	—	—	—	—	—	39	—	39

Real estate – commercial								—
Risk Grades 1 - 4	4,255	21,379	268,057	119,175	145,317	159,935	20,358	738,476
Risk Grades 5 - 6	3,154	—	62,937	13,818	16,259	19,209	4,184	119,561
Risk Grade 7	—	—	—	9,051	3,772	7,109	25	19,957
Risk Grade 8	—	—	1,104	—	—	—	—	1,104
Total	7,409	21,379	332,098	142,044	165,348	186,253	24,567	879,098
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – residential
Risk Grades 1 - 4	934	56,064	227,986	116,478	67,486	149,912	57,409	676,269
Risk Grades 5 - 6	—	12,578	9,567	4,496	2,263	8,967	3,181	41,052
Risk Grade 7	—	—	1,796	954	1,166	5,635	374	9,925
Total	934	68,642	239,349	121,928	70,915	164,514	60,964	727,246
Current period gross charge-offs	—	—	—	—	—	42	2	44

Real estate – farmland
Risk Grades 1 - 4	150	—	1,002	1,266	—	2,888	167	5,473
Risk Grades 5 - 6	—	141	—	103	—	—	—	244
Total	150	141	1,002	1,369	—	2,888	167	5,717
Current period gross charge-offs	—	—	—	—	—	—	—	—

Consumer
Risk Grades 1 - 4	6,170	21,468	11,319	2,578	1,945	847	7,618	51,945
Risk Grades 5 - 6	—	54	38	11	26	57	407	593
Risk Grade 7	14	145	405	168	93	64	—	889
Total	6,184	21,667	11,762	2,757	2,064	968	8,025	53,427
Current period gross charge-offs	434	178	619	27	20	12	—	1,290

Total Loans
Risk Grades 1 - 4	$26,357	$138,984	$659,037	$283,495	$246,652	$338,992	$201,740	$1,895,257
Risk Grades 5 - 6	4,465	38,311	141,210	35,934	24,501	35,032	31,005	310,458
Risk Grade 7	14	3,941	5,394	16,969	5,814	14,545	2,190	48,867
Risk Grade 8	214	—	1,104	2,542	—	1	—	3,861
Total	$31,050	$181,236	$806,745	$338,940	$276,967	$388,570	$234,935	$2,258,443
Total current period gross charge-offs	$434	$225	$13,964	$329	$144	$213	$3	$15,312

The following table presents the amortized cost of loans held for investment by internal loan risk grade by year of origination as of December 31, 2023. There were no loans classified as loss (risk grade 9) as of the same date.

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

The following tables present an analysis of the change in the ACL by major loan segment for the periods stated. Loan segments are presented as either commercial or consumer as follows:

•
Commercial – commercial and industrial; real estate – construction, commercial; real estate – commercial; and real estate – farmland; and
•
Consumer – real estate – construction, residential; real estate – residential; and consumer.

	For the three months ended June 30, 2024
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,065	$7,960	$35,025
Charge-offs	(11,982)	(628)	(12,610)
Recoveries	1,829	192	2,021
Net charge-offs	(10,153)	(436)	(10,589)
Provision for credit losses - loans	3,472	128	3,600
Balance, end of period	$20,384	$7,652	$28,036

	For the three months ended June 30, 2023
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,266	$8,695	$35,961
Charge-offs	(7,326)	(1,694)	(9,020)
Recoveries	887	126	1,013
Net charge-offs	(6,439)	(1,568)	(8,007)
Provision for credit losses - loans	9,037	1,576	10,613
Balance, end of period	$29,864	$8,703	$38,567

	For the six months ended June 30, 2024
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,491	$8,402	$35,893
Charge-offs	(13,939)	(1,373)	(15,312)
Recoveries	3,360	495	3,855
Net charge-offs	(10,579)	(878)	(11,457)
Provision for credit losses - loans	3,472	128	3,600
Balance, end of period	$20,384	$7,652	$28,036

	For the six months ended June 30, 2023
(Dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$27,070	$3,670	$30,740
Impact of ASC 326 adoption	2,926	4,492	7,418
Charge-offs	(8,125)	(2,204)	(10,329)
Recoveries	1,005	230	1,235
Net charge-offs	(7,120)	(1,974)	(9,094)
Provision for credit losses - loans	6,988	2,515	9,503
Balance, end of period	$29,864	$8,703	$38,567
Of the commercial loan net charge-off amount in the 2024 periods, $9.4 million was attributable to the previously noted speciality finance loan that was reclassified from loans held for investment to loans held for sale in the second quarter of 2024.

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for credit losses for loans held for investment as of and for the three and six months ended June 30, 2024.

Excluded from the ACL as of June 30, 2024 and December 31, 2023 was $12.5 million and $13.2 million of accrued interest attributable to loans held for investment, respectively, which is included in accrued interest receivable on the consolidated balance sheet.

The following table presents the amortized cost of collateral-dependent loans as of the dates stated.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$43,721	$67,555
Real estate – construction, commercial	4,039	6,309
Real estate – construction, residential	—	2,303
Real estate – commercial	14,814	13,401
Real estate – residential	4,667	7,337
Total collateral-dependent loans	$67,241	$96,905

Acquired Loans

As of June 30, 2024 and December 31, 2023, the amortized cost of purchased credit deteriorated ("PCD") loans totaled $49.0 million and $51.0 million, respectively, with estimated ACL of $486 thousand and $529 thousand, respectively. The remaining non-credit discount on PCD loans was $3.2 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively.

Modified Loans

The Company closely monitors the performance of borrowers experiencing financial difficulty that have been granted certain loan modifications it would otherwise not consider.

The following table presents information on loans modified in the last 12 months from the date stated.

	June 30, 2024
(Dollars in thousands)	Number of Loans	Recorded Investment	Recorded Investment of Modified Loans to Gross Loans by Category	Financial Effect
Modification - term extension and forbearance				Forbearance agreements
Commercial and industrial (1)	4	$18,834	4.69%
Real estate – construction, residential	1	155	0.28%
Real estate – residential	1	126	0.02%
Modification - payment deferral				Payment deferral 6-9 months
Real estate – residential	1	557	0.08%
Commercial and industrial	1	183	0.05%
Total	8	$19,855	0.88%
(1) Included in this balance was a nonperforming specialty finance loan totaling $14.4 million and classified as held for sale as of June 30, 2024.

The following table presents an aging analysis of the recorded investment of loans modified as of the date stated.

	June 30, 2024
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial (1)	$1,680	$—	$—	$17,337	$19,017
Real estate – residential	126	—	—	557	683
Real estate – construction, residential	155	—	—	—	155
Total modified loans	$1,961	$—	$—	$17,894	$19,855
(1) Included in this line item was a nonperforming specialty finance loan totaling $14.4 million and classified as held for sale as of June 30, 2024.

During the six months ended June 30, 2024, no loans modified on behalf of a borrower experiencing financial difficulty had a payment default.

As of June 30, 2024, five residential mortgage loans with a total recorded investment of $710 thousand were in the process of foreclosure.
Note 4 – Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by pledged qualifying commercial and residential mortgage loans and securities. At June 30, 2024 and December 31, 2023, based on pledged collateral, the line totaled $711.0 million and $455.6 million, respectively. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $202.9 million and $210.0 million at June 30, 2024 and December 31, 2023, respectively. FHLB borrowings required the Bank to hold $11.9 million and $12.3 million of FHLB stock at June 30, 2024 and December 31, 2023, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At June 30, 2024 and December 31, 2023, the Bank also had letters of credit outstanding with the FHLB in the amount of $81.2 million and $110.1 million, respectively, of which $80.0 million and $110.0 million was for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB, which was $427.0 million and $135.5 million as of June 30, 2024 and December 31, 2023, respectively.

The following tables present information regarding FHLB advances outstanding as of the dates stated.

	June 30, 2024
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Daily Rate Credit	$52,900	5/8/2024	5.57%	5/8/2025
Fixed Rate Credit	50,000	3/15/2023	4.07%	3/15/2027
Fixed Rate Credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed Rate Credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$202,900

	December 31, 2023
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Daily Rate Credit	$60,000	5/8/2023	5.57%	5/8/2024
Fixed Rate Credit	50,000	3/15/2023	4.07%	3/15/2027
Fixed Rate Credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed Rate Credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$210,000

FRB Borrowings

The Company may obtain advances from the FRB through the FRB Discount Window. The Company had secured capacity through the FRB Discount Window of $81.2 million and $161.0 million, of which the Company had no outstanding advances as of June 30, 2024 and December 31, 2023, respectively. The $65.0 million advance obtained through the BTFP was repaid at its maturity in the second quarter of 2024.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank of $10.0 million as of both June 30, 2024 and December 31, 2023. This line bears interest at the prevailing rates for such loans and is cancelable any time by the correspondent bank. As of both June 30, 2024 and December 31, 2023, this line of credit was undrawn.

The Company had $39.8 million and $39.9 million of subordinated notes, net, outstanding as of June 30, 2024 and December 31, 2023, respectively. The Company's subordinated notes are comprised of an issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). As of June 30, 2024, the net carrying amount of the 2029 Notes was $25.0 million, inclusive of a $528 thousand purchase accounting adjustment (premium). For the three months ended June 30, 2024 and 2023, the effective interest rate on the 2029 Notes was 5.08% and 4.99%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). For the six months ended June 30, 2024 and 2023, the effective interest rate on the 2029 Notes was 5.15% and 5.04%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). As of June 30, 2024, the net carrying amount of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.8 million. For the three and six months ended June 30, 2024 and 2023, the effective interest rate on the 2030 Note was 6.08% and 6.10%, respectively.

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

The following tables present information about the Company’s leases as of the dates and for the periods stated.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Lease liabilities	$8,947	$9,619
Right-of-use asset	$8,208	$8,738
Weighted average remaining lease term (years)	7.10	7.14
Weighted average discount rate	3.41%	3.25%

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$426	$526	$913	$1,241
Cash paid for amounts included in the measurement of lease liabilities	411	546	867	1,145

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

(Dollars in thousands)	June 30, 2024
Six months ending December 31, 2024	$875
Twelve months ending December 31, 2025	1,703
Twelve months ending December 31, 2026	1,497
Twelve months ending December 31, 2027	1,312
Twelve months ending December 31, 2028	1,122
Thereafter	3,673
Total undiscounted cash flows	10,182
Discount	(1,235)
Lease liabilities	$8,947

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

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	June 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$163,113	$—	$163,113	$—
U.S. Treasury and agencies	68,895	—	68,895	—
State and municipals	43,003	—	43,003	—
Corporate bonds	32,416	—	31,666	750
Total securities available for sale	$307,427	$—	$306,677	$750
Other assets
Mortgage servicing rights assets	$29,862	$—	$—	$29,862
Rabbi trust assets	575	575	—	—
Mortgage derivative asset	295	—	295	—
Interest rate swap asset	103	—	103	—
Other liabilities
Interest rate swap liability	$103	$—	$103	$—

	December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$176,970	$—	$176,970	$—
U.S. Treasury and agencies	68,871	—	68,871	—
State and municipals	43,325	—	43,325	—
Corporate bonds	31,915	—	31,165	750
Total securities available for sale	$321,081	$—	$320,331	$750
Other assets
Mortgage servicing rights assets	$27,114	$—	$—	$27,114
Rabbi trust assets	531	531	—	—
Mortgage derivative asset	335	—	335	—
Interest rate swap asset	71	—	71	—
Other liabilities
Mortgage derivative liability	$140	$—	$140	$—
Interest rate swap liability	71	—	71	—

The following table presents the change in corporate bonds and mortgage backed securities using Level 3 inputs for the periods stated.

(Dollars in thousands)	Corporate Bonds	Mortgage Backed Securities
Balance as of December 31, 2023	$750	$—
Transfers from Level 2 to Level 3	—	2,000
Sales or paydowns	—	(2,000)
Balance as of June 30, 2024	$750	$—

As of June 30, 2024, two corporate bonds totaling $750 thousand were reported at their respective amortized cost basis and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments.

The following table presents the change in mortgage servicing rights ("MSR") assets as of the dates and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance as of December 31, 2023	$27,114
Additions	9
Fair value adjustments	2,739
Balance as of June 30, 2024	$29,862

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated. As noted previously, in the second quarter of 2024, the Company recorded an $8.5 million impairment charge against the Company's investment in a fintech company, which is reported in other equity investments on the consolidated balance sheets.

	June 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,354	$—	$1,348	$3,006
Collateral-dependent loans	20,061	—	—	20,061
Loans held for sale	54,377	—	39,990	14,387

	December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$12,905	$—	$12,905	$—
Collateral-dependent loans	56,068	—	—	56,068
Loans held for sale	46,337	—	46,337	—

The following tables present quantitative information about Level 3 fair value measurements of assets measured on a nonrecurring basis as of the dates stated.

(Dollars in thousands)	Balance as of June 30, 2024	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	20,061	Selling Costs	7% - 15%
Loans held for sale
Discounted sales price technique	14,387	Selling Costs	15%
		Discount Rate	26%

(Dollars in thousands)	Balance as of December 31, 2023	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	$56,068	Selling Costs	7% - 15%

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated.

	June 30, 2024
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$124,607	$124,607	$124,607	$—	$—
Restricted cash	5,924	5,924	5,924	—	—
Federal funds sold	5,219	5,219	5,219	—	—
Securities available for sale	307,427	307,427	—	306,677	750
Restricted equity investments	18,236	18,236	—	18,236	—
Other equity investments	4,354	4,354	—	1,348	3,006
Other investments	21,099	21,099	—	—	21,099
Loans held for sale	54,377	54,377	—	39,990	14,387
Loans held for investment, net	2,231,243	2,139,734	—	—	2,139,734
Accrued interest receivable	14,172	14,172	—	14,172	—
Bank owned life insurance	42,446	42,446	—	42,446	—
MSR assets	29,862	29,862	—	—	29,862
Financial Liabilities
Noninterest-bearing demand	$470,128	$470,128	$470,128	$—	$—
Interest-bearing demand and money market	769,870	769,870	—	769,870	—
Savings	106,619	106,619	—	106,619	—
Time	979,222	974,348	—	—	974,348
FHLB borrowings	202,900	207,099	—	207,099	—
Subordinated notes, net	39,822	38,254	—	—	38,254

	December 31, 2023
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$110,491	$110,491	$110,491	$—	$—
Restricted cash	10,660	10,660	10,660	—	—
Federal funds sold	4,451	4,451	4,451	—	—
Securities available for sale	321,081	321,081	—	320,331	750
Restricted equity investments	18,621	18,621	—	18,621	—
Other equity investments	12,905	12,905	—	12,905	—
Other investments	29,467	29,467	—	—	29,467
Loans held for sale	46,337	46,337	—	46,337	—
Loans held for investment, net	2,395,054	2,316,113	—	—	2,316,113
Accrued interest receivable	14,967	14,967	—	14,967	—
Bank owned life insurance	48,453	48,453	—	48,453	—
MSR assets	27,114	27,114	—	—	27,114
Financial Liabilities
Noninterest-bearing demand	$506,248	$506,248	$506,248	$—	$—
Interest-bearing demand and money market	1,049,536	1,049,536	—	1,049,536	—
Savings	117,923	117,923	—	117,923	—
Time	892,325	892,439	—	—	892,439
FHLB borrowings	210,000	211,799	—	211,799	—
FRB borrowings	65,000	65,000	—	65,000	—
Subordinated notes, net	39,855	37,803	—	—	37,803

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

In addition to the foregoing capital requirements, the Bank is subject to minimum capital ratios set forth in the Consent Order that are higher than those required for capital adequacy purposes generally. The Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of June 30, 2024, the Bank met these minimum capital ratios. Until such levels are maintained and the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

The Company adopted ASC 326, Financial Instruments - Credit Losses (referred herein as “current expected credit losses” or “CECL”) effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment at adoption to retained earnings (“CECL Transitional Amount”) over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital is 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital for the Bank to meet these capital ratio levels, as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank, and the related capital amounts for both the leverage ratio and the total capital ratio. The CECL Transitional Amount was $8.1 million, of which $4.1 million and $2.0 million reduced the regulatory capital amounts and capital ratios as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$367,696	15.18%	$254,335	10.50%	$242,224	10.00%	$314,891	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$343,744	14.19%	$205,907	8.50%	$193,795	8.00%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$343,744	14.19%	$169,571	7.00%	$157,458	6.50%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$343,744	11.02%	$124,771	4.00%	$155,964	5.00%	$311,927	10.00%

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$270,293	10.25%	$276,842	10.50%	$263,659	10.00%	$342,757	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$224,111	8.50%	$210,928	8.00%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$184,562	7.00%	$171,379	6.50%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$239,775	7.49%	$128,001	4.00%	$160,001	5.00%	$320,003	10.00%

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2024 and

December 31, 2023, the Company had outstanding loan commitments of $386.6 million and $480.8 million, respectively. Of these amounts, $107.7 million and $113.5 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2024 and December 31, 2023, commitments under outstanding financial stand-by letters of credit totaled $13.1 million and $12.6 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three and six months ended June 30, 2024, the Company recorded a recovery of credit losses for unfunded commitments of $500 thousand and $1.5 million, respectively, which was primarily attributable to lower balances of loan commitments. As of June 30, 2024, the reserve for unfunded commitments was $1.6 million compared to $3.1 million as of December 31, 2023.

The Company invests in various partnerships, limited liability companies, and SBIC funds. Pursuant to these investments, the Company commits to an investment amount to be fulfilled in future periods. At June 30, 2024, the Company had future commitments outstanding totaling $8.1 million related to these investments.

Note 9 – Earnings Per Share

Basic earnings per share ("EPS") amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options, performance-based restricted stock awards (“PSAs”), Series B Preferred Stock and Series C Preferred Stock, and warrants. The Company calculates diluted EPS for its warrants and stock options using the treasury method and for its preferred stock using the if-converted method.

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. For the periods presented, all outstanding stock options, PSAs, preferred stock, and warrants were considered anti-dilutive and excluded from the computation of diluted EPS, due to the net loss in the respective periods.

	For the three months ended		For the six months ended
(Dollars in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(11,435)	$(8,613)	$(14,328)	$(4,643)
Less preferred stock dividends	150	—	150	—
Net loss available to common shareholders	$(11,585)	$(8,613)	$(14,478)	$(4,643)

Weighted average common shares outstanding, basic	24,477,007	18,850,625	21,827,669	18,853,553
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding, dilutive	24,477,007	18,850,625	21,827,669	18,853,553

Basic and diluted loss per share	$(0.47)	$(0.45)	$(0.66)	$(0.25)

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

The following tables present statement of operations items and assets by segment as of the dates and for the periods stated.

	As of and for the three months ended June 30, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$40,179	$452	$—	$—	$40,631
Interest expense	19,775	219	552	—	20,546
Net interest income	20,404	233	(552)	—	20,085
Provision for credit losses	3,100	—	—	—	3,100
Net interest income after provision for credit losses	17,304	233	(552)	—	16,985
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(8,537)	—	(8,537)
Residential mortgage banking income	—	3,090	—	—	3,090
Mortgage servicing rights	—	2,019	—	—	2,019
Gain on sale of guaranteed government loans	11	—	—	—	11
Other income	3,818	—	—	(93)	3,725
Total noninterest income	3,829	5,109	(8,537)	(93)	308
NONINTEREST EXPENSE
Salaries and employee benefits	13,582	1,339	11	—	14,932
Regulatory remediation	1,397	—	—	—	1,397
Other expenses	11,733	1,182	193	(93)	13,015
Total noninterest expense	26,712	2,521	204	(93)	29,344
(Loss) income before income tax expense	(5,579)	2,821	(9,293)	—	(12,051)
Income tax (benefit) expense	758	575	(1,949)	—	(616)
Net (loss) income	$(6,337)	$2,246	$(7,344)	$—	$(11,435)
Total assets as of June 30, 2024	$2,883,732	$41,433	$372,515	$(364,608)	$2,933,072

	As of and for the three months ended June 30, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$42,040	$415	$5	$—	$42,460
Interest expense	17,853	170	547	—	18,570
Net interest income	24,187	245	(542)	—	23,890
Provision for credit losses	10,013	—	—	—	10,013
Net interest income after provision for credit losses	14,174	245	(542)	—	13,877
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(281)	—	(281)
Residential mortgage banking income	—	3,145	—	—	3,145
Mortgage servicing rights	—	1,150	—	—	1,150
Gain on sale of guaranteed government loans	2,384	—	—	—	2,384
Other income	3,438	—	(1)	(99)	3,338
Total noninterest income	5,822	4,295	(282)	(99)	9,736
NONINTEREST EXPENSE
Salaries and employee benefits	12,233	2,285	—	—	14,518
Regulatory remediation	2,388	—	—	—	2,388
Other expenses	13,529	1,392	2,324	(99)	17,146
Total noninterest expense	28,150	3,677	2,324	(99)	34,052
(Loss) income before income tax expense	(8,154)	863	(3,148)	—	(10,439)
Income tax (benefit) expense	(1,199)	34	(661)	—	(1,826)
Net (loss) income	$(6,955)	$829	$(2,487)	$—	$(8,613)
Total assets as of June 30, 2023	$3,141,817	$41,124	$273,280	$(241,797)	$3,214,424

	As of and for the six months ended June 30, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$82,378	$784	$—	$—	$83,162
Interest expense	41,251	365	1,112	—	42,728
Net interest income	41,127	419	(1,112)	—	40,434
Provision for credit losses	2,100	—	—	—	2,100
Net interest income after provision for loan losses	39,027	419	(1,112)	—	38,334
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(8,544)	—	(8,544)
Residential mortgage banking income	—	5,754	—	—	5,754
Mortgage servicing rights	—	2,748	—	—	2,748
Gain on sale of guaranteed government loans	121	—	—	—	121
Other income	8,229	—	17	(192)	8,054
Total noninterest income	8,350	8,502	(8,527)	(192)	8,133
NONINTEREST EXPENSE
Salaries and employee benefits	27,750	3,183	44	—	30,977
Regulatory remediation	4,041	—	—	—	4,041
Other expenses	24,136	2,394	462	(192)	26,800
Total noninterest expense	55,927	5,577	506	(192)	61,818
(Loss) income before income tax expense	(8,550)	3,344	(10,145)	—	(15,351)
Income tax expense (benefit)	437	661	(2,121)	—	(1,023)
Net (loss) income	$(8,987)	$2,683	$(8,024)	$—	$(14,328)
Total assets as of June 30, 2024	$2,883,732	$41,433	$372,515	$(364,608)	$2,933,072

	As of and for the six months ended June 30, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$82,619	$720	$11	$—	$83,350
Interest expense	32,855	309	1,100	—	34,264
Net interest income	49,764	411	(1,089)	—	49,086
Provision for credit losses	8,503	—	—	—	8,503
Net interest income after provision for credit losses	41,261	411	(1,089)	—	40,583
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(332)	—	(332)
Residential mortgage banking income	—	6,344	—	—	6,344
Mortgage servicing rights	—	(746)	—	—	(746)
Gain on sale of guaranteed government loans	4,793	—	—	—	4,793
Other income	7,151	—	7	(198)	6,960
Total noninterest income	11,944	5,598	(325)	(198)	17,019
NONINTEREST EXPENSE
Salaries and employee benefits	24,861	4,946	—	—	29,807
Regulatory remediation	3,522	—	—	—	3,522
Other expenses	23,605	2,877	3,286	(198)	29,570
Total noninterest expense	51,988	7,823	3,286	(198)	62,899
Income (loss) before income tax expense	1,217	(1,814)	(4,700)	—	(5,297)
Income tax expense (benefit)	882	(549)	(987)	—	(654)
Net income (loss)	$335	$(1,265)	$(3,713)	$—	$(4,643)
Total assets as of June 30, 2023	$3,141,817	$41,124	$273,280	$(241,797)	$3,214,424

Note 11 – Changes to Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended June 30, 2024
(Dollars in thousands)	Net Unrealized (Losses) Gains on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive (Gain) Loss, net
Balance as of April 1, 2024	$(48,039)	$425	$—	$(47,614)
Change in net unrealized holding gains on securities available for sale, net of deferred tax expense of $862	3,079	—	—	3,079
Reclassification for previously unrealized net losses on securities available for sale, net of income tax benefit of $15	52	—	—	52
Balance as of June 30, 2024	$(44,908)	$425	$—	$(44,483)

	For the three months ended June 30, 2023
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of April 1, 2023	$(41,659)	$425	$(1)	$(41,235)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $1,446	(5,023)	—	—	(5,023)
Balance as of June 30, 2023	$(46,682)	$425	$(1)	$(46,258)

	For the six months ended June 30, 2024
(Dollars in thousands)	Net Unrealized (Losses) Gains on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive (Gain) Loss, net
Balance as of January 1, 2024	$(45,481)	$425	$—	$(45,056)
Change in net unrealized holding gains on securities available for sale, net of deferred tax expense of $491	521	—	—	521
Reclassification for previously unrealized net losses on securities available for sale, net of income tax benefit of $15	52	—	—	52
Balance as of June 30, 2024	$(44,908)	$425	$—	$(44,483)

	For the six months ended June 30, 2023
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2023	$(45,525)	$425	$(1)	$(45,101)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $333	(1,157)	—	—	(1,157)
Balance as of June 30, 2023	$(46,682)	$425	$(1)	$(46,258)

Note 12 – Legal Matters

In December 2023, a purported shareholder of the Company commenced a putative class action in the U.S. District for the Eastern District of New York (No. 1:23-cv-08944) (Hunter v. Blue Ridge Bankshares, Inc., et al). The complaint alleges violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions in the Company’s filings. The complaint seeks certification of a class action, unspecified damages, and attorneys fees. The putative class has filed an amended complaint, and the Company has filed a letter seeking permission to file a motion to dismiss. The Company believes the claims are without merit and no loss has been accrued for this lawsuit as of June 30, 2024.

On August 12, 2019, a former employee of Virginia Community Bankshares, Inc. ("VCB") and participant in its Employee Stock Ownership Plan (the “VCB ESOP”) filed a class action complaint against VCB, its subsidiary, Virginia Community Bank, and certain individuals associated with the VCB ESOP in the U.S. District Court for the Western District of Virginia, Charlottesville Division. The complaint alleged, among other things, that the defendants breached their fiduciary duties to VCB ESOP participants in violation of the Employee Retirement Income Security Act of 1974, as amended. The Company automatically assumed liability of VCB in connection with this litigation as a result of its 2019 acquisition of VCB.

During the fourth quarter of 2023, the Company entered into a settlement agreement with the plaintiff to resolve the VCB ESOP litigation (the "Settlement Agreement"). As provided in the Settlement Agreement, the plaintiff agreed to release the Company, the Bank, and related parties from all claims related to acts or omissions associated with the VCB ESOP. Pursuant to the Settlement Agreement, the Company agreed to make a settlement payment of $6.0 million to a fund for the benefit of VCB ESOP participants, with $5.95 million due after final approval of the Settlement Agreement by the court. In June 2024 the court granted final approval of the Settlement Agreement. This resulted in the ongoing lawsuit being dismissed with prejudice, and all similar claims that were or could have been brought relating to the VCB ESOP released and barred. The Company entered into the Settlement Agreement to eliminate the burden and expense of further litigation and to resolve the claims that were or could have been asserted related to the VCB ESOP. The Company accrued $6.0 million in the third quarter of 2023 in anticipation of this settlement.

Note 13 – Subsequent Events

On July 11, 2024, the holder of the Series C Preferred Stock received regulatory non-objection to exchange the Series C Preferred Stock for common stock as stipulated in the Private Placements. The Company expects the exchange for shares of the Company's common stock will be completed during the third quarter of 2024.

On July 15, 2024, the Company made the $5.95 million payment related to the VCB ESOP litigation pursuant to the Settlement Agreement.

Subsequent to June 30, 2024, the Company received cash payments totaling $1.3 million from the purchaser of the previously noted specialty finance loan classified as held for sale as of June 30, 2024. These cash payments were applied to the book principal balance of the loan as the loan remains on nonaccrual status.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company's operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as amended (the “2023 Form 10-K”). Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations for the balance of 2024, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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
•
the impact of, and the ability to comply with, the terms of the Consent Order, as defined below, with the Office of the Comptroller of the Currency ("OCC"), including the heightened capital requirements and other restrictions therein, and other regulatory directives;
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
•
the Company’s ability to manage its fintech relationships, including implementing enhanced controls and procedures, complying with the OCC directives and applicable laws and regulations, maintaining deposit levels and the quality of loans associated with these relationships, and, in certain cases, winding down certain of these partnerships;
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
•
the ability to maintain adequate liquidity by growing and retaining deposits and secondary funding sources, especially if the Company's or its industry's reputation become damaged;

•
the ability to maintain capital levels adequate to support the Company's business and to comply with OCC directives;
•
the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•
changes in consumer spending and savings habits;
•
the willingness of users to substitute competitors’ products and services for the Company’s products and services;
•
the impact of unanticipated outflows of deposits;
•
technological and social media changes;
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

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the 2023 Form 10-K and this Form 10-Q, including those discussed in the section entitled "Risk Factors" in those filings. If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, the Company cautions not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

Regulatory Matters

On January 24, 2024, the Bank consented to the issuance of a consent order (the “Consent Order”) with the OCC, the Bank's primary regulator. The Consent Order generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.14 and 10.15, respectively, to the 2023 Form 10-K.

Private Placements

On April 3, 2024 and June 13, 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $150.0 million and $11.6 million, respectively (collectively, the "Private Placements"). At a special meeting of shareholders held June 20, 2024, the Company’s shareholders approved the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. On June 28, 2024, all outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B (the "Series B Common Stock") were automatically converted into shares of the Company’s common stock. The outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), remained outstanding at June 30, 2024. Subsequent to June 30, 2024, the holder of Series C Preferred Stock received regulatory non-objection to exchange the Series C Preferred Stock for common stock as stipulated in the Private Placements. The Company expects the exchange for shares of the Company's common stock will be completed during the third quarter of 2024. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.5 million.

The Private Placements also included the issuance of warrants for 6,549 shares of Series B Preferred Stock and warrants for 1,411 shares of Series C Preferred Stock. Each warrant can be exercised to purchase shares at a price of $10 thousand per share. On June 28, 2024, the warrants for preferred stock converted to warrants for common stock, except the Series C Preferred Stock warrants for the reasons noted above relating to the Series C Preferred Stock. The conversion rate on the warrants from preferred stock to common stock was 4,000 shares of common per preferred share. The warrants have 5-year terms and expire April 3, 2029. Holders of the warrants may exercise them in whole or in part and may utilize an option for cashless exercise for a net number of shares.

The Company intends to use the capital from the Private Placements to propel its near-term strategic initiatives, which include repositioning business lines, supporting organic growth, and further enhancing the Bank’s capital levels, including compliance with the minimum capital ratios set forth in the Bank’s Consent Order with the OCC, which requires the Bank to maintain a tier 1 leverage ratio of 10.0% and a total risk-based capital ratio of 13.0%. As of June 30, 2024, the Bank’s capital ratios exceeded these minimum capital ratios.

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

The Company does not believe that the restatements reflect any significant financial impact on the Company's financial condition as of June 30, 2024, or any trends in the Company's business or its prospects. The consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the effects of the aforementioned restatement as of and for the period ended June 30, 2024.

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

Comparison of Financial Condition as of June 30, 2024 and December 31, 2023

Total assets were $2.93 billion as of June 30, 2024, a decrease of $184.5 million from $3.12 billion as of December 31, 2023. Most of this decrease was attributable to a decline in loans held for investment, which decreased $171.7 million to $2.26 billion as of June 30, 2024 from $2.43 billion as of December 31, 2023. The Company previously announced it would exit its fintech depository (“banking-as-a-service” or “BaaS”) operations. The Company has purposely and selectively reduced assets to meet the liquidity needs of exiting BaaS operations and expects to do so in the future as it continues to execute its plan to wind down BaaS operations. The allowance for credit losses ("ACL") declined $7.9 million to $28.0 million as of June 30, 2024 from $35.9 million as of December 31, 2023, primarily attributable to a $9.4 million charge-off of a reserve held for a specialty finance loan that was reclassified to loans held for sale, as the Bank entered into an agreement to sell the loan.

Total deposits as of June 30, 2024 were $2.33 billion, a net decrease of $240.2 million from December 31, 2023. The decrease in the first six months of 2024 was primarily due to a decrease of $245.3 million of interest-bearing fintech deposits, partially offset by higher time deposit balances of $86.9 million. Total deposits related to fintech relationships decreased by $259.2 million to $206.6 million as of June 30, 2024 from $465.9 million as of December 31, 2023, and represented 8.9% and 18.2% of total deposits as of the same respective dates. In the first half of 2024, core deposits, which exclude fintech-related and wholesale deposits, increased $69.8 million.

Total stockholders’ equity increased by $139.6 million to $325.6 million as of June 30, 2024 compared to $186.0 million at December 31, 2023, primarily due to the closing of the Private Placements in the second quarter of 2024.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024, the Company reported a net loss of $11.4 million, or ($0.47) per diluted common share, compared to a net loss of $8.6 million, or ($0.45) per diluted common share, for the three months ended June 30, 2023.

For the six months ended June 30, 2024, the Company reported a net loss of $14.3 million, or ($0.66) per diluted common share, compared to a net loss of $4.6 million, or ($0.25) per diluted common share, for the six months ended June 30, 2023.

The net loss for the three and six months ended June 30, 2024 included a $6.7 million after-tax negative fair value adjustment recorded for an equity investment in a fintech company. The net loss for the three and six months ended June 30, 2024 also included $1.1 million and $3.2 million, respectively, of after tax-costs incurred for professional services related to regulatory remediation efforts in connection with the Consent Order, compared to $1.8 million and $2.7 million, respectively, of after tax-costs incurred for the same periods in 2023 in connection with the Written Agreement.

Net Interest Income. Net interest income is the amount by which interest earned on interest-earning assets exceeds the interest paid on interest-bearing liabilities and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet size, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. The Company’s principal interest-earning assets are loans to businesses, real estate investors, and individuals, and investment securities. Interest-bearing liabilities consist primarily of negotiable order of withdrawal and savings accounts, money market accounts, certificates of deposit, and Federal Home Loan Bank of Atlanta (“FHLB”) advances. A common net interest income measure is net interest margin. Net interest margin represents the difference between interest income and interest expense calculated as a percentage of average interest-earning assets.

The following table presents the average balance sheets for the three months ended June 30, 2024 and 2023. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended June 30,
	2024			2023			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$324,381	$2,399	2.96%	$367,814	$2,543	2.77%	$(144)	$(300)	$156
Tax-exempt securities (3)	12,570	80	2.55%	20,713	121	2.34%	(41)	(48)	7
Total securities	336,951	2,479	2.94%	388,527	2,664	2.74%	(185)	(348)	163
Interest-earning deposits in other banks	135,283	1,891	5.59%	121,248	1,452	4.79%	439	168	271
Federal funds sold	6,079	83	5.46%	3,539	45	5.09%	38	32	6
Loans held for sale	64,379	2,212	13.74%	56,102	1,928	13.75%	284	284	—
Loans held for investment (4,5,6)	2,343,495	33,984	5.80%	2,494,688	36,399	5.84%	(2,415)	(2,206)	(209)
Total average interest-earning assets	2,886,187	40,649	5.63%	3,064,104	42,488	5.55%	(1,839)	(2,069)	230
Less: allowance for credit losses	(34,594)			(31,151)
Total noninterest-earning assets	233,544			244,330
Total average assets	$3,085,137			$3,277,283
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$958,671	$6,170	2.57%	$1,347,499	$8,860	2.63%	$(2,690)	$(2,557)	$(133)
Time (7)	980,324	11,102	4.53%	661,259	5,764	3.49%	5,338	2,781	2,557
Total interest-bearing deposits	1,938,995	17,272	3.56%	2,008,758	14,624	2.91%	2,648	225	2,423
FHLB borrowings	221,359	2,410	4.35%	262,345	2,958	4.51%	(548)	(462)	(86)
FRB borrowings	27,857	313	4.49%	35,714	439	4.92%	(126)	(97)	(29)
Subordinated notes and other borrowings (8)	39,860	551	5.53%	39,905	548	5.49%	3	(1)	4
Total average interest-bearing liabilities	2,228,071	20,546	3.69%	2,346,722	18,569	3.17%	1,977	(335)	2,312
Noninterest-bearing demand deposits	494,762			638,274
Other noninterest-bearing liabilities	44,262			35,170
Stockholders' equity	318,042			257,117
Total average liabilities and stockholders’ equity	$3,085,137			$3,277,283
Net interest income and margin (9)		$20,103	2.79%		$23,919	3.12%	$(3,816)	$(1,734)	$(2,081)
Cost of funds (10)			3.02%			2.49%
Net interest spread (11)			1.95%			2.38%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21% and 22.65% income tax rate for the three months ended June 30, 2024 and 2023, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $274 thousand and $463 thousand for the three months ended June 30, 2024 and 2023, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $81 thousand and $222 thousand for the three months ended June 30, 2024 and 2023, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand for both the three months ended June 30, 2024 and 2023, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $2.89 billion for the three months ended June 30, 2024 compared to $3.06 billion for the same period of 2023, a $177.9 million decrease. This decrease was primarily attributable to declines in average balances of loans held for investment and securities, which decreased $151.2 million and $51.6 million, respectively, partially offset by higher average balances of interest-earning deposits in other banks and loans held for sale. Total interest income (on a taxable equivalent basis) decreased $1.8 million for the three-month period ended June 30, 2024 from the same period of 2023. This decrease was primarily due to lower average balances of loans, which declined $151.2 million. Lower yields in the 2024 period were primarily attributable to lower volume and lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income for the three months ended June 30, 2024 and 2023 included accretion of discounts on acquired loans of $274 thousand and $463 thousand, respectively.

Average interest-bearing liabilities were $2.23 billion for the three months ended June 30, 2024 compared to $2.35 billion for the same period of 2023, a $118.7 million decrease. Interest expense increased by $2.0 million to $20.5 million for the three months ended June 30, 2024 compared to the same period of 2023. Cost of interest-bearing liabilities increased to 3.69% for the second quarter of 2024 from 3.17% for the second quarter of 2023, while total cost of funds was 3.02% and 2.49% for the same respective periods. Higher cost of funds in the 2024 period was primarily due to higher rates on time deposits, particularly brokered time deposits the Company began issuing late in the first quarter of 2023 to increase liquidity in response to financial industry events and in anticipation of the wind down of fintech BaaS operations. Interest expense in the second quarters of 2024 and 2023 included the amortization of fair value adjustments (premium) on assumed time deposits of $81 thousand and $222 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended June 30, 2024 was $20.1 million compared to $23.9 million for the same period in 2023, a decrease of $3.8 million. Net interest margin was 2.79% and 3.12% for the second quarters of 2024 and 2023, respectively. Accretion and amortization of purchase accounting adjustments had a 5 and 9 basis point positive effect on net interest margin for the same respective periods.

The following table presents the average balance sheets for the six months ended June 30, 2024 and 2023. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the six months ended June 30,
	2024			2023			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$331,110	$4,837	2.92%	$371,270	$5,171	2.79%	$(334)	$(559)	$225
Tax-exempt securities (3)	12,596	157	2.49%	20,719	239	2.31%	(82)	(94)	12
Total securities	343,706	4,994	2.91%	391,989	5,410	2.76%	(416)	(653)	237
Interest-earning deposits in other banks	132,324	3,447	5.21%	114,469	2,393	4.18%	1,054	373	681
Federal funds sold	7,874	213	5.41%	6,200	144	4.65%	69	39	30
Loans held for sale	61,012	4,132	13.54%	48,107	3,412	14.19%	720	915	(195)
Loans held for investment (4,5,6)	2,381,423	70,410	5.91%	2,501,468	72,046	5.76%	(1,636)	(3,457)	1,821
Total average interest-earning assets	2,926,339	83,196	5.69%	3,062,233	83,405	5.45%	(209)	(2,783)	2,574
Less: allowance for credit losses	(35,234)			(27,954)
Total noninterest-earning assets	233,679			239,584
Total average assets	$3,124,784			$3,273,863
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$1,035,366	$13,838	2.67%	$1,317,834	$17,119	2.60%	$(3,281)	$(3,669)	$388
Time (7)	975,637	21,919	4.49%	587,858	8,836	3.01%	13,083	5,829	7,254
Total interest-bearing deposits	2,011,003	35,757	3.56%	1,905,692	25,955	2.72%	9,802	2,159	7,643
FHLB borrowings	222,592	4,779	4.29%	295,102	6,768	4.59%	(1,989)	(1,663)	(326)
FRB borrowings	46,429	1,080	4.65%	17,958	439	4.89%	641	696	(55)
Subordinated notes and other borrowings (8)	39,853	1,112	5.58%	39,916	1,102	5.52%	10	(2)	12
Total average interest-bearing liabilities	2,319,877	42,728	3.68%	2,258,668	34,264	3.03%	8,464	1,191	7,273
Noninterest-bearing demand deposits	507,619			723,131
Other noninterest-bearing liabilities	46,317			34,947
Stockholders' equity	250,971			257,117
Total average liabilities and stockholders’ equity	$3,124,784			$3,273,863
Net interest income and margin (9)		$40,468	2.77%		$49,141	3.21%	$(8,673)	$(3,974)	$(4,699)
Cost of funds (10)			3.02%			2.30%
Net interest spread (11)			2.00%			2.41%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21% and 22.65% income tax rate for the six months ended June 30, 2024 and 2023, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $603 thousand and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $178 thousand and $506 thousand for the six months ended June 30, 2024 and 2023, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $50 thousand for both the six months ended June 30, 2024 and 2023.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $2.93 billion for the six months ended June 30, 2024 compared to $3.06 billion for the same period of 2023, a $135.9 million decrease. This decrease was primarily attributable to declines in average balances of loans held for investment and securities, which decreased $120.0 million and $48.3 million, respectively, partially offset by higher average balances of interest-earning deposits in other banks and loans held for sale. Total interest income (on a taxable equivalent basis) decreased $209 thousand for the six-month period ended June 30, 2024 from the same period of 2023. This decrease was primarily due to lower average balances on loans held for investment, in addition to lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income on loans held for investment for the six-month period ended June 30, 2024 included $671 thousand of interest received as a result of the payoff of a nonaccrual loan, which had a 6 and 5 basis point positive effect on the yield on loans held for investment and net interest margin, respectively. Interest income for the six months ended June 30, 2024 and 2023 included accretion of discounts on acquired loans of $603 thousand and $1.2 million, respectively.

Average interest-bearing liabilities were $2.32 billion for the six months ended June 30, 2024 compared to $2.26 billion for the same period of 2023, a $61.2 million increase. Interest expense increased by $8.5 million to $42.7 million for the six months ended June 30, 2024 compared to the same period of 2023. Cost of interest-bearing liabilities increased to 3.68% for the second half of 2024 from 3.03% for the second half of 2023, while cost of funds were 3.02% and 2.30% for the same respective periods. Higher cost of funds in the 2024 period was primarily due to higher market interest rates and a shift in the mix of average interest-bearing liabilities, partially to higher cost wholesale funding sources. Interest expense in the first halves of 2024 and 2023 included the amortization of fair value adjustments (premium) on assumed time deposits of $178 thousand and $506 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) was $40.5 million for the six months ended June 30, 2024 compared to $49.1 million the same period in 2023. Net interest margin was 2.77% and 3.21% for the first halves of 2024 and 2023, respectively. Accretion and amortization of purchase accounting adjustments had a 6 basis point and 11 basis point positive effect on net interest margin for the same respective periods.

Provision for Credit Losses. The Company recorded a provision for credit losses of $3.1 million in the second quarter of 2024 compared to $10.0 million in the second quarter of 2023. Provision for credit losses for the first halves of 2024 and 2023 was $2.1 million and $8.5 million, respectively. The provision in the second quarter of 2024 was related primarily to certain purchased loans and increased reserves for the non-guaranteed portion of government guaranteed loans, which offset lower reserve needs due to loan portfolio balance reductions. Provision for credit losses in the 2023 periods was primarily attributable to specific reserves on the previously reported group of specialty finance loans, partially offset by a credit (benefit) to provision for credit losses on lower balances of unfunded commitments.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	Change $	Change %
Fair value adjustments of other equity investments	$(8,537)	$(281)	$(8,256)	2,938.1%
Residential mortgage banking income	3,090	3,145	(55)	(1.7%)
Mortgage servicing rights	2,019	1,150	869	75.6%
Gain on sale of guaranteed government loans	11	2,384	(2,373)	(99.5%)
Wealth and trust management	623	462	161	34.8%
Service charges on deposit accounts	423	349	74	21.2%
Increase in cash surrender value of bank owned life insurance	333	292	41	14.0%
Bank and purchase card, net	513	560	(47)	(8.4%)
Other	1,833	1,675	158	9.4%
Total noninterest income	$308	$9,736	$(9,428)	(96.8%)

	For the six months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	Change $	Change %
Fair value adjustments of other equity investments	$(8,544)	$(332)	$(8,212)	2,473.5%
Residential mortgage banking income	5,754	6,344	(590)	(9.3%)
Mortgage servicing rights	2,748	(746)	3,494	(468.4%)
Gain on sale of guaranteed government loans	121	4,793	(4,672)	(97.5%)
Wealth and trust management	1,143	894	249	27.9%
Service charges on deposit accounts	821	692	129	18.6%
Increase in cash surrender value of bank owned life insurance	670	574	96	16.7%
Bank and purchase card, net	755	900	(145)	(16.1%)
Other	4,665	3,900	765	19.6%
Total noninterest income	$8,133	$17,019	$(8,886)	(52.2%)

Noninterest income in the three and six months ended June 30, 2024 included a $8.5 million negative fair value adjustment of an equity investment the Company holds in a fintech company. Lower gain on sale of guaranteed government loans in the 2024 periods was attributable to less favorable secondary market conditions and a significant decrease in the number of lending officers on the guaranteed government production team, which aligns with the Company’s enhanced focus on lending opportunities within its core geographic market. Mortgage servicing rights ("MSR") assets had more favorable fair value adjustments in the 2024 periods, driven primarily by higher longer-term interest rate expectations.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	Change $	Change %
Salaries and employee benefits	$14,932	$14,518	$414	2.9%
Occupancy and equipment	1,303	1,913	(610)	(31.9%)
Data processing	896	1,131	(235)	(20.8%)
Legal and regulatory filings	363	2,753	(2,390)	(86.8%)
Advertising and marketing	183	337	(154)	(45.7%)
Communications	1,436	1,171	265	22.6%
Audit and accounting fees	295	503	(208)	(41.4%)
FDIC insurance	1,817	1,246	571	45.8%
Intangible amortization	276	335	(59)	(17.6%)
Other contractual services	1,760	3,218	(1,458)	(45.3%)
Other taxes and assessments	588	803	(215)	(26.8%)
Regulatory remediation	1,397	2,388	(991)	(41.5%)
Other	4,098	3,736	362	9.7%
Total noninterest expense	$29,344	$34,052	$(4,708)	(13.8%)

	For the six months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	Change $	Change %
Salaries and employee benefits	$30,977	$29,807	$1,170	3.9%
Occupancy and equipment	2,827	3,482	(655)	(18.8%)
Data processing	2,002	2,477	(475)	(19.2%)
Legal and regulatory filings	810	3,987	(3,177)	(79.7%)
Advertising and marketing	480	623	(143)	(23.0%)
Communications	2,609	2,302	307	13.3%
Audit and accounting fees	1,450	649	801	123.4%
FDIC insurance	3,194	1,975	1,219	61.7%
Intangible amortization	563	690	(127)	(18.4%)
Other contractual services	3,477	4,157	(680)	(16.4%)
Other taxes and assessments	1,531	1,605	(74)	(4.6%)
Regulatory remediation	4,041	3,522	519	14.7%
Other	7,857	7,623	234	3.1%
Total noninterest expense	$61,818	$62,899	$(1,081)	(1.7%)

Excluding regulatory remediation, noninterest expense decreased $3.7 million and $1.6 million for the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023. Lower legal and regulatory filings expenses in the 2024 periods were the result of legal costs associated with the Virginia Community Bankshares, Inc. Employee Stock Ownership Plan litigation incurred in the 2023 periods. Lower other contractual services expenses in the 2024 period were due to the reduction in the use of third-party resources in the Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) area, as these resources were complementing internal resources in meeting the Bank’s BSA/AML requirements for the fintech BaaS operations. Higher audit and accounting fees in the first half of 2024 were primarily due to outsourced internal audits and assessments related to fintech operations. Higher Federal Deposit Insurance Corporation ("FDIC") insurance expense in the 2024 periods was primarily due to lower profitability and regulatory capital levels, which increase the insurance assessment rate. Other noninterest expense in the second quarter of 2024 also included approximately $940 thousand of excise taxes related to the surrender of bank-owned life insurance policies in the period. Regulatory remediation expenses in the second quarter of 2024 were approximately half of the amount in the first quarter of 2024, which reflect the reduction in the use of third-party resources in the BSA/AML area, as the Bank completes certain requirements under the Consent Order.

Income Tax Expense. Income tax benefit for the three months ended June 30, 2024 was $616 thousand compared to income tax benefit of $1.8 million for the same period of 2023, resulting in an effective income tax rate of 5.1% and 17.5%, respectively. Income tax benefit for the six months ended June 30, 2024 was $1.0 million compared to income tax benefit of $654 thousand for the same period in 2023, resulting in effective tax rates of 6.7% and 12.3% for the same respective periods. Lower effective income tax rates in the 2024 periods were primarily attributable to $2.0 million of provision expense recognized in the second quarter of 2024 upon surrendering bank-owned life insurance policies, representing the tax effect of the life-to-date income earned on the policies. Taxes on such earnings were previously permanently deferred but became subject to tax upon the surrender of the policies.

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

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$401,589	17.8%	$508,944	21.0%
Real estate – construction, commercial	135,517	6.0%	180,052	7.4%
Real estate – construction, residential	55,849	2.5%	75,832	3.1%
Real estate – commercial	879,098	38.8%	870,540	35.8%
Real estate – residential	727,246	32.2%	730,110	30.1%
Real estate – farmland	5,717	0.3%	5,470	0.2%
Consumer	53,427	2.4%	59,169	2.4%
Gross loans held for investment	2,258,443	100.0%	2,430,117	100.0%
Less: deferred loan fees, net of costs	836		830
Gross loans held for investment, net of deferred loans fees	2,259,279		2,430,947
Less: allowance for credit losses	(28,036)		(35,983)
Net loans	$2,231,243		$2,394,964
Loans held for sale (not included in totals above)	$54,377		$46,337

The following table presents the Company’s portfolio of commercial real estate loans by property type as of the dates stated.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate – owner occupied	$207,788	23.7%	$210,233	24.1%
Commercial real estate – non-owner occupied
Multifamily	189,382	21.5%	162,888	18.7%
Hospitality	129,104	14.7%	136,679	15.7%
Retail	111,858	12.7%	118,638	13.6%
Office	68,636	7.8%	71,717	8.2%
Mixed use	49,953	5.7%	54,590	6.3%
Warehouse and industrial	41,361	4.7%	40,643	4.7%
Other	81,016	9.2%	75,152	8.6%
Total real estate – commercial	$879,098	100.0%	$870,540	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2024.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$401,589	$73,273	$186,313	$159,606	$25,093	$1,614	$142,003	$53,182	$70,148	$18,673
Real estate – construction, commercial	135,517	24,086	90,011	16,904	15,031	58,076	21,420	18,740	1,084	1,596
Real estate – construction, residential	55,849	16,693	14,036	13,182	62	792	25,120	12,434	—	12,686
Real estate – commercial	879,098	81,333	470,241	85,424	202,456	182,361	327,524	197,920	121,545	8,059
Real estate – residential	727,246	19,029	419,364	12,406	78,305	328,653	288,853	36,157	35,026	217,670
Real estate – farmland	5,717	708	2,110	167	244	1,699	2,899	1,849	333	717
Consumer loans	53,427	2,150	7,304	7,206	98	—	43,973	29,087	14,884	2
Gross loans	$2,258,443	$217,272	$1,189,379	$294,895	$321,289	$573,195	$851,792	$349,369	$243,020	$259,403

Allowance for Credit Losses. In determining the adequacy of the Company’s ACL, management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of June 30, 2024 and December 31, 2023. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may, on occasion, require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following table presents an analysis of the change in the ACL by loan type as of the dates and for the periods stated.

	As of and for the three months ended		As of and for the six months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Allowance for credit losses, beginning of period	$35,025	$35,961	$35,893	$30,740
Impact of ASC 326 adoption	—	—	—	7,418
Charge-offs
Commercial	(11,982)	(7,326)	(13,939)	(8,125)
Consumer	(628)	(1,694)	(1,373)	(2,204)
Total charge-offs	(12,610)	(9,020)	(15,312)	(10,329)
Recoveries
Commercial	1,829	887	3,360	1,005
Consumer	192	126	495	230
Total recoveries	2,021	1,013	3,855	1,235
Net charge-offs	(10,589)	(8,007)	(11,457)	(9,094)
Provision for credit losses - loans	3,600	10,613	3,600	9,503
Allowance for credit losses, end of period	$28,036	$38,567	$28,036	$38,567
Ratio of net charge-offs to average loans outstanding during period:
Commercial	2.62%	1.64%	2.67%	0.89%
Consumer	0.22%	0.68%	0.44%	0.44%
Total loans	1.81%	1.29%	1.93%	0.73%

As a result of an agreement the Company executed in the second quarter of 2024 to sell a nonperforming, specialty finance loan to a third party, the Company reclassified this loan from loans held for investment to loans held for sale in the same period at its estimated fair value and recorded a charge-off of substantially all of the reserve held on the loan, which was provisioned for in prior years. The charge-off was approximately $9.4 million and is included in the commercial charge-off lines above for both the three and six-month periods ended June 30, 2024.

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

	June 30, 2024		December 31, 2023
(Dollars in thousands)	ACL Amount	% of Loans	ACL Amount	% of Loans
Commercial and industrial	$6,917	17.8%	$13,787	21.0%
Real estate – construction, commercial	3,188	6.0%	4,024	7.4%
Real estate – construction, residential	737	2.5%	1,094	3.1%
Real estate – commercial	10,262	38.8%	9,929	35.8%
Real estate – residential	6,239	32.2%	6,286	30.1%
Real estate – farmland	18	0.3%	15	0.2%
Consumer	675	2.4%	758	2.4%
Total	$28,036	100.0%	$35,893	100.0%

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans held for sale	$14,387	$—
Nonaccrual loans held for investment	23,671	60,026
Loans past due 90 days and still accruing	3,127	3,037
Total nonperforming loans	$41,185	$63,063
ACL	$28,036	$35,893
Loans held for sale	$54,377	$46,337
Loans held for investment	2,259,279	2,430,947
Total loans	$2,313,656	$2,477,284
Total assets	$2,933,072	$3,117,554
ACL to total loans held for investment	1.24%	1.48%
ACL to nonaccrual loans	73.67%	59.80%
ACL to nonperforming loans	68.07%	56.92%
Nonaccrual loans to total loans	1.64%	2.42%
Nonperforming loans to total loans	1.78%	2.55%
Nonperforming loans to total assets	1.40%	2.02%

The previously noted specialty finance loan's carrying value was $14.4 million and $32.8 million as of June 30, 2024 and December 31, 2023, respectively, and is included in the nonperforming loan held for sale amount in the table above. In the first half of 2024, the Company received approximately $9.0 million of cash payments which were applied to the book principal balance of this loan. Remaining payments pursuant to the loan sale agreement are to occur over a period of time, with the sale expected to consummate in the third quarter of 2024.

Nonperforming loans, which include nonaccrual loans and loans past due 90 days and still accruing interest, decreased $21.9 million from December 31, 2023 to $41.2 million as of June 30, 2024. This decline primarily reflects payments received on and a charge-off of substantially all of the reserve related to the previously noted specialty finance loan.

The remaining purchase accounting adjustments (discounts) related to loans acquired by the Company were $4.4 million and $5.1 million at June 30, 2024 and December 31, 2023, respectively.

Modified Loans. The Company granted one loan modification to a borrower experiencing financial difficulties during the six months ended June 30, 2024. The total recorded investment of previously modified loans within the 12 months preceding June 30, 2024, was $19.9 million, or 0.88% of gross loans held for investment, of which $17.9 million were on nonaccrual status as of the same date.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to provide collateral for borrowings. Securities in the investment portfolio classified as securities AFS may be sold in response to changes in market interest rates, changes in the security's prepayment risk, general liquidity needs, such as funding loans and deposits, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s AFS investment securities portfolio was $307.4 million as of June 30, 2024, a decrease of $13.7 million from $321.1 million at December 31, 2023, primarily due to the sale of several mortgage backed securities, in addition to amortization. As a result of elevated market interest rates, the Company’s portfolio of AFS securities had an unrealized loss of approximately $57.5 million as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. At June 30, 2024 and December 31, 2023, securities with a fair value of $266.7 million and $35.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews its AFS investment securities portfolio for potential credit losses at least quarterly. AFS investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its temporarily impaired AFS securities prior to the recovery of the amortized cost. No ACL has been recognized for AFS securities as of both June 30, 2024 and December 31, 2023.

Restricted equity investments consisted of stock in the FHLB (carrying basis $11.9 million and $12.3 million at June 30, 2024 and December 31, 2023, respectively), stock in the Federal Reserve Bank of Richmond (the "FRB") (carrying value of $5.9 million at both June 30, 2024 and December 31, 2023), and stock in the Company’s correspondent bank (carrying value of $468 thousand at both June 30, 2024 and December 31, 2023). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.4 million and $12.9 million as of June 30, 2024 and December 31, 2023, respectively. The Company reports such investments at fair value if observable market transactions have occurred in similar securities, resulting in a new carrying value that is evaluated for impairment no less than quarterly. These impairment analyses may include quantitative and/or qualitative information obtained either directly from the investee, a third-party broker, or a third-party valuation firm. If a potential impairment has been identified, the carrying value of the investment would be written down to its estimated fair market value through a charge to earnings. In the second quarter of 2024, the Company identified potential impairment triggers related to its holdings, mainly due to regulatory pressures on banks partnering with fintech companies in the BaaS sector. These pressures led some fintech companies to announce cost-saving measures and at least one to seek bankruptcy protection. As a result, the Company engaged a third-party valuation firm to value the Company's investment in a fintech company. This valuation resulted in an $8.5 million impairment charge, recorded in fair value adjustments of other equity investments, to adjust the investment to its estimated fair market value as of June 30, 2024.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$2,886	0.49%	$—	—	$14,396	2.23%	$180,760	1.89%	$198,042
U. S. Treasury and agencies	1	—	35,202	1.14%	37,155	2.09%	7,276	2.25%	79,634
State and municipal	130	3.76%	6,008	2.64%	34,037	2.03%	10,181	2.53%	50,356
Corporate bonds	—	—	6,375	7.51%	30,014	4.36%	500	4.00%	36,889
Total	$3,017		$47,585		$115,602		$198,717		$364,921

Deposits. The principal sources of funds for the Company are core deposits, which include transaction accounts (demand deposits and money market accounts), time deposits, and savings accounts, of customers in the Company’s primary geographic market area, all of which provide the Bank a source of fee income and cross-marketing opportunities. Core deposits are generally a lower cost source of funding for the Bank and are preferred to brokered deposits. The Company's fintech partnerships have been a significant source of deposits and the Company has determined it will exit its fintech BaaS operations and is undergoing a closely managed wind down project in connection with its fintech partners. Fintech BaaS deposits comprise a significant portion of the Company’s fintech-related deposits. Fintech-related deposits comprised approximately $206.6 million, or 8.9%, of the Company's deposits as of June 30, 2024, compared to approximately $465.9 million, or 18.2%, as of December 31, 2023. This decline of approximately $259.2 million decline was anticipated in the wind down plan. The Company expects BaaS deposits to continue to decline and that such balances will be insignificant by the end of 2024.

Brokered deposits comprising both time deposits and money market accounts totaled $484.6 million and $515.5 million as of June 30, 2024 and December 31, 2023, respectively. The Company added brokered deposit balances throughout 2023 to enhance liquidity in light of financial industry events that began in March 2023 and in anticipation of the substantial exit of its BaaS operations. Brokered deposits represented approximately 20.8% and 20.1% of total deposits as of June 30, 2024 and December 31, 2023, respectively.

As a result of the Consent Order, the Bank is prohibited from soliciting, accepting, renewing, or rolling over any brokered deposits, except in compliance with certain applicable restrictions under federal law, while subject to the Consent Order. In response and pursuant to 12 USC 1831f, 12 CFR 337.6(c) and 12 CFR 303.243(a), the Bank submitted to the FDIC an application for a waiver of the prohibition on the acceptance, renewal, or rollover of brokered deposits by an adequately capitalized insured depository institution. Subsequent to the end of the second quarter, the Bank received approval from the FDIC allowing the Bank to accept, renew, or rollover brokered deposits. The approval is for a six-month period and in the amount of maturities during this period.

Total deposits as of June 30, 2024 were $2.33 billion, a decrease of $240.2 million from December 31, 2023, of which $291.0 million was due to lower interest-bearing deposits, primarily due to the BaaS deposit wind down, partially offset by an increase in time deposits. In the first half of 2024, core deposits, which exclude fintech-related and wholesale deposits, increased $69.8 million. Estimated uninsured deposits totaled approximately $425.3 million as of June 30, 2024, or 17.9% of total deposits, compared to $573.9 million, or 22.3% of total deposits, as of December 31, 2023. Excluding fintech BaaS deposits, estimated uninsured deposits were 16.7% and 18.2% of total deposits as of June 30, 2024 and December 31, 2023, respectively.

Approximately 20.2% of total deposits as of June 30, 2024 were composed of noninterest-bearing demand deposits compared to 19.7% as of December 31, 2023. In contrast, approximately 42.1% and 34.8% of total deposits as of June 30, 2024 and December 31, 2023, respectively, were composed of time deposits.

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Maturing in:
3 months or less	$30,776	$30,547
Over 3 months through 6 months	23,376	19,961
Over 6 months through 12 months	49,997	36,254
Over 12 months	20,945	9,500
Total	$125,094	$96,262

Borrowings. The following tables present information on the balances and interest rates on borrowings as of the dates and for the periods stated.

	As of and for the six months ended June 30, 2024
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$202,900	$280,000	$222,592	4.29%
FRB borrowings	—	65,000	46,429	4.65%

	As of and for the year ended December 31, 2023
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$210,000	$310,800	$263,259	4.48%
FRB borrowings	65,000	65,000	41,672	4.78%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multi-family, and commercial real estate mortgage loan portfolios, as well as selected investment securities.

FRB advances through the Discount Window are secured by qualifying pledged commercial and industrial loans.

Subordinated notes, net, totaled $39.8 million and $39.9 million as of June 30, 2024 and December 31, 2023, respectively. The effective interest rate on the subordinated notes for the three and six months ended June 30, 2024 was 5.53% and 5.58%, respectively, compared to 5.49% and 5.52% for the same periods in 2023. The Company's subordinated notes are comprised of an issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). The fixed rates on these subordinated notes transition to variable rates based on the Secured Overnight Funding Rate ("SOFR") roughly five years from issued date. On October 15, 2024, the rate on the 2029 Notes will reset quarterly to the current three-month SOFR interest rate plus 433.5 basis points. On June 1, 2025, the rate on the 2030 Note will reset quarterly to the current three-month SOFR interest rate plus 587 basis points.

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

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing assets or maturing assets also provides funding to meet the liquidity needs of the Company. Deposit sources are from the Bank’s core customers and from brokered deposit markets. These markets are accessed through brokers or through the IntraFi Network (“IntraFi”), of which the Bank is a member. IntraFi facilitates the Bank attaining brokered deposits via an on-line marketplace. The Bank utilizes IntraFi's reciprocal deposit services to offer its high-value customers access to FDIC insurance through IntraFi's network of banks. Partly through the use of the IntraFi reciprocal deposit program, the Company has reduced uninsured deposits to $425.3 million and $573.9 million as of June 30, 2024 and December 31, 2023, respectively.

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

As a result of the Consent Order, subsequent to December 31, 2023, the Bank is prohibited from soliciting, accepting, renewing, or rolling over any brokered deposits, except in compliance with certain applicable restrictions under federal law, while subject to the Consent Order. In response and pursuant to 12 USC 1831f, 12 CFR 337.6(c) and 12 CFR 303.243(a), the Bank submitted to the FDIC an application for a waiver of the prohibition on the acceptance, renewal, or rollover of brokered deposits by an adequately capitalized insured depository institution. Subsequent to the end of the second quarter, the Bank received approval from the FDIC allowing the Bank to accept, renew, or rollover brokered deposits. The approval is for a six-month period and in the amount of maturities during this period.

The Company has access to secured funding sources, including a secured line of credit with the FHLB under which the Company can borrow up to the allowable amount for the collateral pledged. The Bank's line of credit with the FHLB was $711.0 million as of June 30, 2024, with available credit of $427.0 million as of the same date. Outstanding advances totaled $202.9 million as of June 30, 2024. Additionally, letters of credit issued primarily for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia reduce the available credit balance, which totaled $80.0 million as of June 30, 2024.

The Company also has access to advances from the FRB through its Discount Window. As of June 30, 2024, the Company had secured borrowing capacity through the FRB Discount Window of $81.2 million, of which there were no outstanding advances. The $65.0 million advance obtained through the FRB Bank Term Funding Program was repaid at its maturity in the second quarter of 2024.

The Bank had an unsecured federal fund line available with a correspondent bank for overnight borrowing totaling $10.0 million as of both June 30, 2024 and December 31, 2023. This line bears interest at the prevailing rates for such a loan and is cancelable any time by the correspondent bank. As of both June 30, 2024 and December 31, 2023, this line of credit was undrawn.

Managing the Company's liquidity position through the substantial exit of the BaaS operations requires significant liquidity oversight. Management intends to utilize proceeds from the Private Placements, loan portfolio amortization and prepayments, core deposit growth, and as needed, availability of secured borrowing capacity to offset the outflow of funding from the BaaS wind down.

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

On January 24, 2024, the Bank consented to the issuance of the Consent Order, which requires the Bank to achieve and maintain minimum capital requirements which are higher than those required for capital adequacy purposes. Specifically, the Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of June 30, 2024, the Bank met these minimum capital ratios. Until such levels are maintained and the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

Because the Bank may not be deemed to be “well capitalized” while subject to the Consent Order, it could be required to pay higher insurance premiums to the FDIC, to obtain approval prior to acquiring branches or opening new lines of business, and be subject to increased regulatory scrutiny such as limitations on asset growth.

As previously noted, the Company adopted Accounting Standards Codification 326, Financial Instruments - Credit Losses (referred herein as “current expected credit losses” or “CECL”) effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment at adoption to retained earnings ("CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital is 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as capital for the Bank to meet these capital ratio levels, as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank, with the corresponding capital amounts for both the leverage ratio and the total capital ratio as of both June 30, 2024 and December 31, 2023. The CECL Transitional Amount was $8.1 million, of which $4.1 million and $2.0 million reduced the regulatory capital amounts and capital ratios as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$367,696	15.18%	$254,335	10.50%	$242,224	10.00%	$314,891	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$343,744	14.19%	$205,907	8.50%	$193,795	8.00%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$343,744	14.19%	$169,571	7.00%	$157,458	6.50%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$343,744	11.02%	$124,771	4.00%	$155,964	5.00%	$311,927	10.00%

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$270,293	10.25%	$276,842	10.50%	$263,659	10.00%	$342,757	13.00%
Tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$224,111	8.50%	$210,928	8.00%	n/a	n/a
Common equity tier 1 capital
(To risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$184,562	7.00%	$171,379	6.50%	n/a	n/a
Tier 1 leverage
(To average assets)
Blue Ridge Bank, N.A.	$239,775	7.49%	$128,001	4.00%	$160,001	5.00%	$320,003	10.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. As of June 30, 2024 and December 31, 2023, the Company had outstanding loan commitments of $386.6 million and $480.8 million, respectively. Of these amounts, $107.7 million and $113.5 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2024 and December 31, 2023, commitments under outstanding financial stand-by letters of credit totaled $13.1 million and $12.6 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three and six months ended June 30, 2024, the Company recorded a recovery of credit losses for unfunded commitments of $500 thousand and $1.5 million, respectively, primarily due to lower balances of unfunded loan commitments. As of June 30, 2024, the reserve for unfunded commitments was $1.6 million compared to $3.1 million as of December 31, 2023.

The Company invests in various partnerships, limited liability companies, and small business investment company funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At June 30, 2024, the Company had future commitments outstanding totaling $8.1 million related to these investments.

Interest Rate Risk Management

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and other market-based index rates. The Company’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Bank maintains. The Company manages interest rate risk through an asset and liability committee (the “ALCO”) comprised of members of management. The ALCO is responsible for monitoring the Company’s interest rate risk in conjunction with liquidity and capital management, pursuant to policy guidelines approved by the board of directors.

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

The following tables present the estimated change in net interest income under various rate change scenarios as of the dates presented. The scenarios assume rate changes occur instantaneous and in a parallel manner, which means the changes are the same on all points of the rate curve.

	June 30, 2024
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$(391)	(0.4%)	$1,350	1.4%
+300 basis points	577	0.6%	1,825	1.8%
+200 basis points	1,046	1.2%	1,980	2.0%
+100 basis points	888	1.0%	1,465	1.5%
Base case
-100 basis points	(2,118)	(2.3%)	(2,789)	(2.8%)
-200 basis points	(4,693)	(5.2%)	(6,684)	(6.7%)
-300 basis points	(7,525)	(8.3%)	(11,431)	(11.5%)
-400 basis points	(9,716)	(10.8%)	(15,160)	(15.2%)

	December 31, 2023
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$(17,416)	(19.6%)	$(14,978)	(15.7%)
+300 basis points	(12,160)	(13.7%)	(10,262)	(10.7%)
+200 basis points	(7,416)	(8.4%)	(5,957)	(6.2%)
+100 basis points	(3,324)	(3.7%)	(2,448)	(2.6%)
Base case
-100 basis points	2,028	2.3%	930	1.0%
-200 basis points	3,615	4.1%	778	0.8%
-300 basis points	4,732	5.3%	(305)	(0.3%)
-400 basis points	5,621	6.3%	(1,238)	(1.3%)

The change in the results of interest rate scenarios from December 31, 2023 to June 30, 2024 is partially the result of the decrease in the Bank’s fintech BaaS deposits. A significant portion of BaaS deposits bear interest rates that adjust with changes in the federal funds rate making them highly sensitive to instantaneous rate changes.

The severity of the effect of instantaneous increases in interest rates as shown above is due to the assumption of the timing of pricing changes in the Company's interest-bearing liabilities compared to its interest-earning assets. A significant portion of the Company's deposits through its fintech partnerships reprice with changes in federal funds rates by contractual agreement. Therefore, an instantaneous change in this index rate results in a relative change in deposit costs for this portion of deposits.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

In the second quarter of 2024, the Company completed the Private Placements pursuant to which it has issued approximately (i) 53.9 million shares of the Company’s common stock, (ii) warrants to purchase 23.8 million shares of the Company’s common stock at an exercise price of $2.50 per share and 2.4 million shares of the Company’s common stock at an exercise price of $2.39 per share, (iii) 2,732 shares of Series C Preferred Stock, which are convertible or exchangeable into 10.9 million shares of the Company’s common stock, and (iv) warrants to purchase 1,441 shares of Series C Preferred Stock at an exercise price of $10 thousand per share, which are convertible or exchangeable upon exercise into 5.7 million shares of the Company’s common stock at an exercise price of $2.50 per share.

The issuance of shares of common stock in the Private Placements has resulted, and upon the conversion or exchange of the Series C Preferred Stock and upon exercise of the warrants will result, in substantial dilution to the holders of common stock in place prior to the consummation of the Private Placements and a significant reduction in the percentage interests of such common shareholders in the voting power and in the future earnings per share of their common stock. Further, the exercise of such warrants at any time when the exercise price is less than the tangible book value of the shares of the Company’s common stock received will be dilutive to the tangible book value of the then existing common shareholders. The resale of the additional shares of the Company’s common stock could also cause the market price of the Company’s common stock to decline.

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

Sales of large amounts of the Company’s common stock, or the perception that sales could occur, may depress the Company’s stock price.

The market price of the Company’s common stock could drop if existing shareholders decide to sell their shares, especially certain of the purchasers in the Private Placements. As of July 19, 2024, Kenneth L. Lehman owned approximately 20.0 million common shares, or about 27.2% of the outstanding shares of the Company’s common stock, and Castle Creek Capital Partners VIII, LP (“Castle Creek”) owned 593,078 common shares and owned all 2,732 outstanding shares of the Series C Preferred Stock, which are convertible or exchangeable into approximately 10.9 million shares of the Company’s common stock in certain circumstances, which, taken together, would constitute about 13.6% of the outstanding shares of the Company’s common stock (taking into account such additional shares of the

Company’s common stock upon conversion or exchange). The market price could drop significantly if one or more shareholders sold substantial amounts of the Company’s common stock or other investors perceive sales to be imminent. The Company cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of shares were attempted to be sold within a short period of time, the market for the Company’s shares would be adversely affected. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for the Company’s common stock.

Kenneth L. Lehman and Castle Creek are substantial holders of the Company’s securities.

Following the conversion or exchange of the Series C Preferred Stock, the Company expects that Mr. Lehman will own approximately 20.0 million common shares, or about 23.7% of the outstanding shares of the Company’s common stock, and Castle Creek will own approximately 11.5 million common shares, or about 13.6% of the outstanding shares of the Company’s common stock (in each case, taking into account such additional shares of the Company’s common stock upon conversion or exchange). Pursuant to the terms of the securities purchase agreement with the purchasers in the Private Placements, Mr. Lehman has the right to appoint one representative on the Company’s Board of Directors, and Castle Creek has the right to appoint two representatives on the Company’s Board of Directors. Mr. Lehman and/or Castle Creek may have individual economic interests that are different from the other’s interests and different from the interests of the Company’s other shareholders.

The Company's Series C Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights, preferences, and privileges of common stock, which could adversely affect the Company's liquidity and financial condition.

The Series C Preferred Stock has certain rights, preferences, and privileges compared to the rights, preferences, and privileges of common stock. For example, the Series C Preferred Stock is senior to the Company’s common stock, such that in the event of any liquidation, dissolution or winding up of the Company’s affairs, each holder of shares of Series C Preferred Stock will be entitled to receive for each share of Series C Preferred Stock, out of the assets of the Company or proceeds thereof available for distribution to shareholders of the Company, before any distribution of such assets or proceeds is made to the holders of shares of the Company’s common stock, payment in an amount equal to the sum of (i) the liquidation amount (which is initially $10 thousand per share of Series C Preferred Stock) and (ii) any declared and unpaid dividends on such share of Series C Preferred Stock (collectively, the “Liquidation Preference”). In the case of a merger, sale of substantially all of the Company’s assets or certain other reorganization events, each holder of Series C Preferred Stock will be entitled to receive for each share of Series C Preferred Stock, out of the assets of the Company or proceeds thereof (whether capital or surplus), legally available for distribution to the shareholders of the Company, a preference distribution equal to two times the amount of the Liquidation Preference.

The Company’s obligations to the holders of Series C Preferred Stock could limit its ability to obtain additional financing, which could have an adverse effect on the Company’s financial condition. Additionally, the preferential rights of the Series C Preferred Stock could also result in divergent interests between the holders of the Company’s common stock and the holders of Series C Preferred Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

3.3

Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., effective June 21, 2024 (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 24, 2024).

4.1

Specimen Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B, Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

4.2

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

4.5

Exchange Agreement, dated April 3, 2024, by and between Blue Ridge Bankshares, Inc. and Castle Creek Capital Partners VIII, LP. (incorporated by reference to Exhibit 4.5 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

4.6

Form of Letter Agreement, dated April 3, 2024, from certain directors and executive officers of Blue Ridge Bankshares, Inc. to, and as agreed to and accepted by, Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 4.6 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

4.7

Warrant, dated June 13, 2024, to Purchase Shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B, of Blue Ridge Bankshares, Inc. issued to Richard T. Spurzem (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 14, 2024).

10.1

Form of Amended and Restated Securities Purchase Agreement, dated April 3, 2024, by and among Blue Ridge Bankshares, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

10.2

Form of Registration Rights Agreement, dated April 3, 2024, by and among Blue Ridge Bankshares, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

10.3

Form of Securities Purchase Agreement, dated June 7, 2024, by and between Blue Ridge Bankshares, Inc. and Richard T. Spurzem (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 11, 2024).

10.4

Registration Rights Agreement, dated June 13, 2024, by and between Blue Ridge Bankshares, Inc. and Richard T. Spurzem (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 14, 2024).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: August 6, 2024	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer