Form 10-Q
period 2024-09-30
BLUE RIDGE BANKSHARES, INC.
filed 2024-11-06
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Registrant’s telephone number, including area code: (888) 331-6521

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

As of October 30, 2024, the registrant had 73,516,146 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	September 30, 2024	December 31, 2023 (1)
ASSETS
Cash and due from banks	$281,698	$110,491
Restricted cash	4,160	10,660
Federal funds sold	2,910	4,451
Securities available for sale, at fair value	314,784	321,081
Restricted equity investments	20,891	18,621
Other equity investments	4,525	12,905
Other investments	21,344	29,467
Loans held for sale	22,082	46,337
Loans held for investment, net of deferred fees and costs	2,180,413	2,430,947
Less: allowance for credit losses	(25,453)	(35,893)
Loans held for investment, net	2,154,960	2,395,054
Accrued interest receivable	13,171	14,967
Premises and equipment, net	21,621	22,348
Right-of-use lease asset	7,764	8,738
Bank owned life insurance	14,953	48,453
Other intangible assets	4,201	5,382
Mortgage servicing rights, net	19,502	27,114
Deferred tax asset, net	18,248	21,556
Other assets	17,877	19,929
Total assets	$2,944,691	$3,117,554
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$459,793	$506,248
Interest-bearing demand and money market	748,416	1,049,536
Savings	103,820	117,923
Time	1,034,463	892,325
Total deposits	2,346,492	2,566,032
FHLB borrowings	190,000	210,000
FRB borrowings	—	65,000
Subordinated notes, net	39,806	39,855
Lease liabilities	8,537	9,619
Other liabilities	23,509	41,059
Total liabilities	2,608,344	2,931,565
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, no par value; 150,000,000 and 50,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 73,474,147 and 19,198,379 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	300,763	197,636
Preferred stock, $50 per share par value; 250,000 shares authorized at September 30, 2024 and December 31, 2023; 2,732 Series C shares and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	137	—
Additional paid-in capital	50,155	252
Retained earnings	19,775	33,157
Accumulated other comprehensive loss, net of tax	(34,483)	(45,056)
Total stockholders’ equity	336,347	185,989
Total liabilities and stockholders’ equity	$2,944,691	$3,117,554
(1)
Derived from audited December 31, 2023 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
INTEREST INCOME
Interest and fees on loans	$34,747	$38,551	$109,289	$114,009
Interest on securities, deposit accounts, and federal funds sold	4,478	3,934	13,098	11,826
Total interest income	39,225	42,485	122,387	125,835
INTEREST EXPENSE
Interest on deposits	16,984	16,115	52,741	42,070
Interest on subordinated notes	566	566	1,677	1,666
Interest on FHLB and FRB borrowings	2,574	3,612	8,433	10,821
Total interest expense	20,124	20,293	62,851	54,557
Net interest income	19,101	22,192	59,536	71,278
(Recovery of) provision for credit losses - loans	(6,000)	11,600	(2,400)	21,103
Recovery of credit losses - unfunded commitments	(200)	(550)	(1,700)	(1,550)
Total (recovery of) provision for credit losses	(6,200)	11,050	(4,100)	19,553
Net interest income after provision for credit losses	25,301	11,142	63,636	51,725
NONINTEREST INCOME
Fair value adjustments of other equity investments	160	55	(8,384)	(277)
Residential mortgage banking income	2,939	2,917	8,693	9,261
Mortgage servicing rights	(2,915)	894	(166)	148
Loss on sale of mortgage servicing rights	(1,011)	—	(1,011)	—
Gain on sale of guaranteed government loans	10	6	131	4,799
Wealth and trust management	730	462	1,873	1,356
Service charges on deposit accounts	417	365	1,238	1,057
Increase in cash surrender value of bank owned life insurance	127	311	797	885
Bank and purchase card, net	690	357	1,444	1,257
Loss on sale of securities available for sale	—	(649)	(67)	(649)
Other	1,592	2,697	6,324	6,597
Total noninterest income	2,739	7,415	10,872	24,434
NONINTEREST EXPENSE
Salaries and employee benefits	13,938	14,640	44,918	44,447
Occupancy and equipment	1,394	1,475	4,221	4,957
Technology and communications	2,767	2,891	7,378	7,670
Legal and regulatory filings	614	912	1,424	4,899
Advertising and marketing	222	350	701	973
Audit fees	498	791	1,948	1,440
FDIC insurance	1,130	1,322	4,324	3,297
Intangible amortization	265	308	828	998
Other contractual services	1,374	1,492	4,851	5,649
Other taxes and assessments	759	802	2,290	2,407
Regulatory remediation	357	3,782	4,398	7,304
Goodwill impairment	—	26,826	—	26,826
ESOP litigation	—	6,000	—	6,000
Other	3,177	3,030	11,033	10,653
Total noninterest expense	26,495	64,621	88,314	127,520
Income (loss) before income tax expense	1,545	(46,064)	(13,806)	(51,361)
Income tax expense (benefit)	599	(4,693)	(424)	(5,347)
Net income (loss)	$946	$(41,371)	$(13,382)	$(46,014)
Basic and diluted earnings (loss) per common share	$0.01	$(2.18)	$(0.34)	$(2.43)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$946	$(41,371)	$(13,382)	$(46,014)
Other comprehensive income (loss):
Gross unrealized gains (losses) on securities available for sale arising during the period	12,803	(10,331)	13,814	(11,821)
Deferred income tax (expense) benefit	(2,803)	2,309	(3,293)	2,642
Reclassification of net losses on sale and calls of securities available for sale	—	649	67	649
Deferred income tax benefit on realized losses on securities available for sale	—	(145)	(15)	(145)
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	10,000	(7,518)	10,573	(8,675)
Other comprehensive gain (loss), net of tax	10,000	(7,518)	10,573	(8,675)
Comprehensive net income (loss)	$10,946	$(48,889)	$(2,809)	$(54,689)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the nine months ended September 30, 2024
(Dollars in thousands)	Shares of Common Stock	Shares of Preferred Stock	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	19,198,379	—	$197,636	$—	$252	$33,157	$(45,056)	$185,989
Net loss	—	—	—	—	—	(13,382)	—	(13,382)
Other comprehensive income	—	—	—	—	—	—	10,573	10,573
Issuance of stock and warrants from Private Placements, net of issuance costs	53,922,000	2,732	102,108	137	49,903	—	—	152,148
Restricted stock awards, net of forfeitures	353,768	—	1,019	—	—	—	—	1,019
Balance at end of period	73,474,147	2,732	$300,763	$137	$50,155	$19,775	$(34,483)	$336,347

	For the nine months ended September 30, 2023
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,950,329	$195,960	$252	$97,682	$(45,101)	$248,793
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	—	—	—	(8,111)	—	(8,111)
Net loss	—	—	—	(46,014)	—	(46,014)
Other comprehensive loss	—	—	—	—	(8,675)	(8,675)
Dividends on common stock	—	—	—	(4,641)	—	(4,641)
Stock option exercises	3,750	26	—	—	—	26
Restricted stock awards, net of forfeitures	230,955	1,382	—	—	—	1,382
Dividend reinvestment plan issuances	7,437	77	—	—	—	77
Balance at end of period	19,192,471	$197,445	$252	$38,916	$(53,776)	$182,837

	For the three months ended September 30, 2024
(Dollars in thousands)	Shares of Common Stock	Shares of Preferred Stock	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	73,503,647	2,732	$300,976	$137	$50,155	$18,829	$(44,483)	$325,614
Net income	—	—	—	—	—	946	—	946
Other comprehensive income	—	—	—	—	—	—	10,000	10,000
Issuance costs from Private Placements	—	—	(326)	—	—	—	—	(326)
Restricted stock awards, net of forfeitures	(29,500)	—	113	—	—	—	—	113
Balance at end of period	73,474,147	2,732	$300,763	$137	$50,155	$19,775	$(34,483)	$336,347

	For the three months ended September 30, 2023
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	18,933,637	$196,990	$252	$80,287	$(46,258)	$231,271
Net loss	—	—	—	(41,371)	—	(41,371)
Other comprehensive loss	—	—	—	—	(7,518)	(7,518)
Restricted stock awards, net of forfeitures	257,797	446	—	—	—	446
Dividend reinvestment plan issuances	1,037	9	—	—	—	9
Balance at end of period	19,192,471	$197,445	$252	$38,916	$(53,776)	$182,837

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023
Cash Flows From Operating Activities
Net loss	$(13,382)	$(46,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	—	26,826
Depreciation and amortization	1,171	1,290
Deferred income tax expense	3,308	163
(Recovery of) provision for credit losses - loans	(2,400)	21,103
Recovery of credit losses - unfunded commitments	(1,700)	(1,550)
Accretion of fair value adjustments (discounts) on acquired loans	(915)	(1,785)
Accretion of fair value adjustments (premiums) on acquired time deposits	(248)	(666)
Accretion of fair value adjustments (premiums) on acquired subordinated notes	(75)	(75)
Proceeds from sale of other loans held for sale	25,250	—
Proceeds from sale of mortgage loans held for sale	183,868	186,460
Mortgage loans held for sale, originated	(177,632)	(189,340)
Gain on sale of mortgage loans	(1,469)	(1,523)
Proceeds from sale of guaranteed government loans held for sale	1,626	69,455
Guaranteed government loans held for sale, originated	(293)	(35,027)
Gain on sale of guaranteed government loans	(131)	(4,799)
Loss on disposal of premises and equipment	6	14
(Gain) loss on sale of other investments and other assets	(258)	321
Realized loss on sale of securities available for sale	67	649
Loss on sale of MSRs	1,011	—
Investment amortization expense, net	409	510
Amortization of subordinated debt issuance costs	26	26
Intangible amortization	828	998
Fair value adjustments of other equity investments	8,384	277
Net adjustments attributable to mortgage servicing rights	166	(148)
Increase in cash surrender value of bank owned life insurance	(797)	(885)
Decrease (increase) in accrued interest receivable	1,796	(4,818)
Decrease (increase) in other assets	115	(20,784)
(Decrease) increase in other liabilities	(16,932)	22,910
Cash provided by operating activities	11,799	23,588
Cash Flows From Investing Activities
Net decrease (increase) in loans held for investment	236,445	(66,847)
Net decrease (increase) in federal funds sold	1,541	(1,158)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	19,770	28,774
Proceeds from sale of other investments, other assets, and other real estate owned	11,680	1,561
Proceeds from surrender of bank owned life insurance policies	34,297	—
Net change in restricted equity and other investments	(2,832)	4,413
Purchase of premises and equipment	(454)	(713)
Proceeds from sale of premises and equipment and other assets	4	1,005
Proceeds from sale of MSRs	6,568	—
Proceeds from sale of LenderSelect Mortgage Group	—	250
Capital calls of SBIC funds and other investments	(2,684)	(3,816)
Nonincome distributions from SBIC funds and other investments	717	1,221
Cash provided by (used in) investing activities	305,052	(35,310)
Cash Flows From Financing Activities
Net decrease in demand, savings, and other interest-bearing deposits	(361,678)	(62,655)
Net increase in time deposits	142,386	336,965
Common stock dividends paid	—	(4,641)
FHLB advances	726,000	1,500,000
FHLB repayments	(746,000)	(1,661,700)
FRB advances	—	65,000
FRB repayments	(65,000)	(51)
Proceeds from Private Placements, net of issuance costs	152,148	—
Stock option exercises	—	26
Dividend reinvestment plan issuances	—	77
Cash (used in) provided by financing activities	(152,144)	173,021
Net increase in cash and due from banks	164,707	161,299
Cash and due from banks and restricted cash at beginning of period	121,151	77,274
Cash and due from banks and restricted cash at end of period	$285,858	$238,573

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$64,704	$48,974
Income taxes	$—	$6,656
Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$13,814	$(11,821)
Restricted stock awards, net of forfeitures	$1,019	$1,382
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	$—	$(8,111)

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

Restatement

On October 31, 2023, the Company and the Audit Committee of its board of directors, after consultation with the Company’s independent registered public accounting firm and the Office of the Comptroller of the Currency (“OCC”), the Bank's primary federal banking regulator, determined that certain specialty finance loans that, as previously disclosed, were placed on nonaccrual, reserved for, or charged off in the interim periods ended March 31, 2023 and June 30, 2023 should have been reported as nonaccrual, reserved for, or charged off in earlier periods. On November 14, 2023, the Company filed amendments to its Annual Report on Form 10-K for the year ended December 31, 2022 and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023 to restate the consolidated financial statements included therein. Following the restatements, the Company has partially recovered—and, in some cases, fully recovered—amounts from certain specialty finance loans previously charged off. See Note 3 of this Form 10-Q for additional information.

The Company does not believe that the restatements reflect any significant financial impact on the Company's financial condition as of September 30, 2024, or any trends in the Company's business or its prospects. The consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the effects of the aforementioned restatement for the nine-month period ended September 30, 2023.

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

Private Placements

On April 3, 2024 and June 13, 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $150.0 million and $11.6 million, respectively (collectively, the

"Private Placements"). At a special meeting of shareholders held June 20, 2024, the Company’s shareholders approved various proposals, thus approving the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. On June 28, 2024, all outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) converted into shares of the Company’s common stock. The outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), remained outstanding at September 30, 2024. On July 11, 2024, the holder of the Series C Preferred Stock received the required regulatory non-objection to exchange the Series C Preferred Stock for common stock as stipulated in the Private Placements. The Company expects the exchange for shares of the Company's common stock will be completed during the fourth quarter of 2024. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.1 million.

The Private Placements also included the issuance of warrants for 6,549 shares of Series B Preferred Stock and warrants for 1,441 shares of Series C Preferred Stock. Each warrant can be exercised to purchase shares at a price of $10 thousand per share. On June 28, 2024, the warrants for Series B Preferred Stock converted to warrants for common stock, and the warrants for Series C Preferred Stock remain outstanding pending exchange of the Series C Preferred Stock. The conversion rate on the warrants from preferred stock to common stock was 4,000 shares of common per preferred share. As of September 30, 2024, there were warrants outstanding to purchase 26,195,999 common shares. Of these, warrants to purchase 21,635,999 common shares have an exercise price of $2.50 per share, and warrants to purchase 4,560,000 common shares have an exercise price of $2.39 per share. The warrants have 5-year terms and expire April 3, 2029.

The Company intends to use the capital from the Private Placements to propel its near-term strategic initiatives, which include repositioning business lines, supporting organic growth, and further enhancing the Bank’s capital levels, including compliance with the minimum capital ratios set forth in the Consent Order. As of September 30, 2024 and June 30, 2024, the Bank’s capital ratios exceeded these minimum capital ratios.

The following tables summarize the effect of the Private Placements on the Company's shares of common and preferred stock as of and for the nine months ended September 30, 2024.

Effect of Private Placements on Common Stock	Number of Shares
Common stock
Shares issued on April 3, 2024 and June 13, 2024	3,690,000
Shares of Series B Preferred Stock converted into common stock on June 28, 2024 (1)	50,232,000
Increase in shares of common stock	53,922,000
Warrants issued to purchase common stock (2), (3)	26,195,999

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

(2) The holder of Series C Preferred Stock received regulatory non-objection to exchange the Series C Preferred Stock for common stock as stipulated in the Private Placements on July 11, 2024. The Company expects the exchange for shares of the Company's common stock will be completed during the fourth quarter of 2024.

In accordance with Accounting Standards Codification ("ASC") 820 - Fair Value Measurements, the Company calculated the fair value of the stock warrants issued as part of the Private Placements, through the engagement of a third-party valuation firm. The Black-Scholes Option Pricing Model ("BSOPM") was used for the valuation and incorporated grant date assumptions, including the fair value of the underlying stock, strike price, risk-free interest rate, term, and expected volatility.

The issued warrants have been accounted for as freestanding financial instruments and classified as equity in the Company's consolidated financial statements. The warrants were deemed freestanding because they are (1) legally detachable and separately exercisable from the common or preferred shares, as applicable, issued in the Private Placements, (2) only exercisable into shares of the Company’s stock, with no obligation for the Company to transfer any asset in settlement, and (3) do not obligate the Company to issue a variable number of shares. The warrants are classified as equity because they are freestanding and (1) the Company has sufficient authorized and unissued shares available for issuance, (2) the warrant agreements specify a fixed number of shares to be issued upon exercise, and (3) there are no provisions requiring cash payments by the Company in any "top-off" or "make-whole" situations or for failure to make timely filings with the Securities and Exchange Commission (the "SEC").

The following table presents the assumptions used in the calculation of the fair value of the warrants issued in connection with the Private Placements.

	Issued April 3, 2024			Issued June 13, 2024
Assumptions	Common Stock Warrants	Series C Preferred Stock Warrants		Common Stock Warrants
Fair value per warrant	$1.34	$1.34	(1)	$1.49
Stock price per share	$2.76	$2.76	(1)	$2.99
Strike price per share	$2.50	$2.50	(1)	$2.39
Risk-free interest rate	4.40%	4.40%		4.30%
Term (years)	5.00	5.00		4.81
Expected volatility	45.00%	45.00%		45.00%

(1) Presented on a common share equivalent basis.

The $152.1 million net proceeds from the Private Placements were allocated among the individual freestanding financial instruments, including common stock, Series C Preferred Stock, and stock warrants, based on the relative fair value method. The fair value of the Series C Preferred Stock in excess of par value has been classified as additional paid-in capital on the consolidated balance sheets. The fair value of the issued warrants has also been classified as additional paid-in capital on the consolidated balance sheets.

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

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU No. 2023-09–Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU requires prospective application by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or alternately applying the amendments retrospectively by providing the revised disclosures for all periods presented. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Note 2 – Investment Securities and Other Investments

Investment securities classified as available for sale ("AFS") are carried at fair value in the consolidated balance sheets. The following tables present amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated.

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$192,870	$—	$(27,434)	$165,436
U.S. Treasury and agencies	79,428	—	(7,975)	71,453
State and municipal	50,295	1	(5,767)	44,529
Corporate bonds	36,883	—	(3,517)	33,366
Total investment securities	$359,476	$1	$(44,693)	$314,784

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$212,214	$—	$(35,244)	$176,970
U.S. Treasury and agencies	79,856	—	(10,985)	68,871
State and municipal	50,682	—	(7,357)	43,325
Corporate bonds	36,902	12	(4,999)	31,915
Total investment securities	$379,654	$12	$(58,585)	$321,081

As of September 30, 2024 and December 31, 2023, securities with a fair value of $273.0 million and $35.9 million, respectively, were pledged to secure the Bank’s line of credit with the Federal Home Loan Bank of Atlanta ("FHLB").

As of December 31, 2023, securities with $260.9 million of par value (amortized cost and fair value of $262.7 million and $218.7 million, respectively) were pledged as collateral for the Bank Term Funding Program (“BTFP”) established by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Effective March 11, 2024, the Federal Reserve terminated the BTFP. During the second quarter of 2024, the Company repaid its BTFP $65.0 million advance upon maturity and unpledged all collateralized securities.

The following table presents the amortized cost and fair value of securities AFS by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,043	$2,031
Due after one year through five years	49,212	46,239
Due after five years through ten years	116,115	102,976
Due after ten years	192,106	163,538
Total	$359,476	$314,784

The following tables present a summary of unrealized losses and the length of time securities have been in a continuous loss position, by security type and number of securities, as of the dates stated.

		September 30, 2024
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	79	$—	$—	$165,434	$(27,434)	$165,434	$(27,434)
U.S. Treasury and agencies	29	—	—	71,452	(7,975)	71,452	(7,975)
State and municipal	64	330	(1)	41,953	(5,766)	42,283	(5,767)
Corporate bonds	40	2,209	(40)	30,407	(3,477)	32,616	(3,517)
Total	212	$2,539	$(41)	$309,246	$(44,652)	$311,785	$(44,693)

		December 31, 2023
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	86	$7,497	$(45)	$169,474	$(35,199)	$176,971	$(35,244)
U.S. Treasury and agencies	29	283	(1)	68,399	(10,984)	68,682	(10,985)
State and municipal	65	536	(9)	41,118	(7,348)	41,654	(7,357)
Corporate bonds	39	7,469	(830)	21,683	(4,169)	29,152	(4,999)
Total	219	$15,785	$(885)	$300,674	$(57,700)	$316,459	$(58,585)

The Company evaluates the fair value and credit quality of its securities AFS portfolio no less than quarterly. At September 30, 2024 and December 31, 2023, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available. These ungraded securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability thereby indicating limited exposure to asset quality or liquidity issues, which resulted in no identifiable credit losses. Investment securities with unrealized losses are generally attributable to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of September 30, 2024 and December 31, 2023, there was no allowance for credit losses (“ACL”) against the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

Restricted equity investments consisted of stock in the FHLB (carrying value of $11.3 million and $12.3 million as of September 30, 2024 and December 31, 2023, respectively), stock in the Federal Reserve Bank of Richmond ("FRB") (carrying value of $9.2 million and $5.9 million at September 30, 2024 and December 31, 2023, respectively), and stock in the Bank’s correspondent bank (carrying value of $468 thousand at both September 30, 2024 and December 31, 2023). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.5 million and $12.9 million as of September 30, 2024 and December 31, 2023, respectively. The Company reports such investments at fair value if observable market transactions have occurred in similar securities, resulting in a new carrying value that is evaluated for impairment no less than quarterly. These impairment analyses may include quantitative and/or qualitative information obtained either directly from the investee, a third-party broker, or a third-party valuation firm. If a potential impairment has been identified, the carrying value of the investment would be written down to its estimated fair market value through a charge to earnings. In the second quarter of 2024, the Company identified potential impairment triggers related to one of its investments, mainly due to regulatory pressures on banks partnering with fintech companies in the banking-as-a-service sector. These pressures led some fintech companies to announce cost-saving measures and at least one to seek bankruptcy protection. As a result, the Company engaged a third-party valuation firm to value the Company's investment in a fintech company. This valuation resulted in an $8.5 million impairment charge, recorded in fair value adjustments of other equity investments, to adjust the investment to its estimated fair market value during the second quarter of 2024.

The Company also holds investments in early stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which totaled $21.3 million and $29.5 million as of September 30, 2024 and December 31, 2023, respectively, and are reported in other investments on the consolidated balance sheets. These investments do not have readily-determinable fair values, are generally reported at amortized cost, and are periodically evaluated for potential impairment. For the nine months ended September 30, 2024, the Company sold $6.4 million of its SBIC investments at a $69 thousand loss, which is reported in other noninterest income.

Note 3 – Loans and ACL

The following table presents the amortized cost of loans held for investment as of the dates stated.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$378,922	$508,944
Real estate – construction, commercial	116,276	180,052
Real estate – construction, residential	43,322	75,832
Real estate – commercial	873,721	870,540
Real estate – residential	713,442	730,110
Real estate – farmland	5,619	5,470
Consumer	48,206	59,169
Gross loans	2,179,508	2,430,117
Deferred costs, net of loan fees	905	830
Total	$2,180,413	$2,430,947

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $802.6 million and $767.1 million were pledged with the FHLB as of September 30, 2024 and December 31, 2023, respectively. The Company has pledged certain commercial and industrial loans totaling $69.6 million and $161.0 million as collateral for borrowings with the FRB Discount Window as of September 30, 2024 and December 31, 2023, respectively. The decline in the amount pledged at the FRB Discount Window was primarily due to paydowns and payoffs of the commercial and industrial loans serving as collateral.

The following tables present the aging of the amortized cost of loans held for investment by loan category as of the dates stated.

	September 30, 2024
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$361,417	$1,640	$1,253	$3,142	$11,470	$378,922
Real estate – construction, commercial	115,963	—	—	—	313	116,276
Real estate – construction, residential	43,322	—	—	—	—	43,322
Real estate – commercial	862,140	4,252	—	—	7,329	873,721
Real estate – residential	703,539	1,237	77	—	8,589	713,442
Real estate – farmland	5,619	—	—	—	—	5,619
Consumer	44,433	1,942	600	583	648	48,206
Deferred costs, net of loan fees	905	—	—	—	—	905
Total	$2,137,338	$9,071	$1,930	$3,725	$28,349	$2,180,413

	December 31, 2023
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$464,939	$2,235	$632	$1,709	$39,429	$508,944
Real estate – construction, commercial	177,653	2,016	—	—	383	180,052
Real estate – construction, residential	75,309	523	—	—	—	75,832
Real estate – commercial	855,263	2,109	714	574	11,880	870,540
Real estate – residential	717,141	5,101	288	—	7,580	730,110
Real estate – farmland	5,470	—	—	—	—	5,470
Consumer	55,084	2,298	279	754	754	59,169
Deferred costs, net of loan fees	830	—	—	—	—	830
Total	$2,351,689	$14,282	$1,913	$3,037	$60,026	$2,430,947

In the second quarter of 2024, the Company executed an agreement to sell a nonperforming specialty finance loan to a third party, reclassifying the loan from loans held for investment to loans held for sale in the same period at its estimated fair value. Upon reclassification, the Company recorded a charge-off of substantially all of the reserve held on the loan, which was provisioned for in prior years. In the third quarter, the sale was completed upon the receipt of all contractual amounts due. Upon the completion of the sale, the Company recorded an $8.4 million recovery of credit losses.

The following tables present the amortized cost of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	September 30, 2024
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$—	$11,470	$11,470
Real estate – construction, commercial	—	313	313
Real estate – commercial	—	7,329	7,329
Real estate – residential	2,496	6,093	8,589
Consumer	—	648	648
Total	$2,496	$25,853	$28,349

	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$1,487	$37,942	$39,429
Real estate – construction, commercial	—	383	383
Real estate – commercial	2,024	9,856	11,880
Real estate – residential	577	7,003	7,580
Consumer	—	754	754
Total	$4,088	$55,938	$60,026

The Company recognized $275 thousand and $463 thousand of interest income on nonaccrual loans during the three and nine months ended September 30, 2024, respectively, compared to $0 and $89 thousand for the same respective periods in 2023.

The following tables present accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Commercial and industrial	$165	$34	$381	$302
Real estate – construction, commercial	35	42	60	42
Real estate – construction, residential	—	11	—	26
Real estate – commercial	77	53	175	251
Real estate – residential	52	12	104	49
Consumer	5	6	10	15
Total	$334	$158	$730	$685

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

The following table presents the amortized cost of loans held for investment by internal loan risk grade by year of origination as of September 30, 2024. There were no loans classified as loss (risk grade 9) as of the same date. Also presented are current period gross charge-offs by loan type for the nine months ended September 30, 2024.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$9,046	$9,673	$84,473	$16,702	$19,368	$17,087	$102,357	$258,706
Risk Grades 5 - 6	752	25,585	38,620	11,558	5,621	893	13,974	97,003
Risk Grade 7	871	1,013	4,250	10,515	420	1,376	1,701	20,146
Risk Grade 8	—	—	—	2,289	727	1	50	3,067
Total	10,669	36,271	127,343	41,064	26,136	19,357	118,082	378,922
Current period gross charge-offs	73	475	16,213	2,437	130	165	447	19,940

Real estate – construction, commercial
Risk Grades 1 - 4	6,071	7,005	63,471	15,166	10,480	5,615	399	108,207
Risk Grades 5 - 6	—	1,094	102	1,034	—	3,620	—	5,850
Risk Grade 7	—	116	1,723	26	—	354	—	2,219
Total	6,071	8,215	65,296	16,226	10,480	9,589	399	116,276

Real estate – construction, residential
Risk Grades 1 - 4	12,491	11,772	3,563	11,917	—	60	—	39,803
Risk Grades 5 - 6	255	—	3,005	—	—	—	—	3,260
Risk Grade 7	—	104	155	—	—	—	—	259
Total	12,746	11,876	6,723	11,917	—	60	—	43,322
Current period gross charge-offs	—	—	—	—	—	39	—	39

Real estate – commercial
Risk Grades 1 - 4	4,799	22,723	274,021	120,168	144,931	142,903	20,621	730,166
Risk Grades 5 - 6	535	—	65,919	7,042	15,291	24,264	4,184	117,235
Risk Grade 7	1,570	—	—	12,403	3,690	6,753	525	24,941
Risk Grade 8	—	—	—	1,379	—	—	—	1,379
Total	6,904	22,723	339,940	140,992	163,912	173,920	25,330	873,721
Current period gross charge-offs	—	—	1,103	—	—	6	—	1,109

Real estate – residential
Risk Grades 1 - 4	940	56,212	225,724	114,846	64,510	143,476	55,317	661,025
Risk Grades 5 - 6	300	12,649	8,715	3,075	2,250	9,237	1,274	37,500
Risk Grade 7	—	741	2,598	2,321	1,769	5,318	2,170	14,917
Total	1,240	69,602	237,037	120,242	68,529	158,031	58,761	713,442
Current period gross charge-offs	—	—	—	—	—	72	2	74

Real estate – farmland
Risk Grades 1 - 4	148	—	1,000	1,252	—	2,816	164	5,380
Risk Grades 5 - 6	—	138	—	101	—	—	—	239
Total	148	138	1,000	1,353	—	2,816	164	5,619

Consumer
Risk Grades 1 - 4	6,217	19,199	9,923	2,151	1,461	599	7,178	46,728
Risk Grades 5 - 6	—	50	36	10	24	53	450	623
Risk Grade 7	45	201	344	141	83	41	—	855
Total	6,262	19,450	10,303	2,302	1,568	693	7,628	48,206
Current period gross charge-offs	609	324	1,007	64	26	33	—	2,063

Total Loans
Risk Grades 1 - 4	$39,712	$126,584	$662,175	$282,202	$240,750	$312,556	$186,036	$1,850,015
Risk Grades 5 - 6	1,842	39,516	116,397	22,820	23,186	38,067	19,882	261,710
Risk Grade 7	2,486	2,175	9,070	25,406	5,962	13,842	4,396	63,337
Risk Grade 8	—	—	—	3,668	727	1	50	4,446
Total	$44,040	$168,275	$787,642	$334,096	$270,625	$364,466	$210,364	$2,179,508
Total current period gross charge-offs	$682	$799	$18,323	$2,501	$156	$315	$449	$23,225

The following table presents the amortized cost of loans held for investment by internal loan risk grade by year of origination as of December 31, 2023. There were no loans classified as loss (risk grade 9) as of the same date.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$15,830	$114,291	$32,273	$25,429	$8,217	$14,200	$138,267	$348,507
Risk Grades 5 - 6	26,563	40,399	12,759	6,305	819	1,537	19,722	108,104
Risk Grade 7	—	877	3,623	829	543	134	9,191	15,197
Risk Grade 8	—	34,203	2,554	—	—	379	—	37,136
Total	42,393	189,770	51,209	32,563	9,579	16,250	167,180	508,944

Real estate – construction, commercial
Risk Grades 1 - 4	8,533	85,687	33,344	14,690	6,358	5,589	4,367	158,568
Risk Grades 5 - 6	4,213	11,072	760	293	—	738	3,827	20,903
Risk Grade 7	119	46	40	—	—	376	—	581
Total	12,865	96,805	34,144	14,983	6,358	6,703	8,194	180,052

Real estate – construction, residential
Risk Grades 1 - 4	31,611	22,734	3,867	59	741	67	10,656	69,735
Risk Grades 5 - 6	1,486	2,672	—	167	200	—	—	4,525
Risk Grade 7	367	1,205	—	—	—	—	—	1,572
Total	33,464	26,611	3,867	226	941	67	10,656	75,832

Real estate – commercial
Risk Grades 1 - 4	14,671	280,479	121,257	144,498	42,226	123,774	20,332	747,237
Risk Grades 5 - 6	2,841	25,075	9,038	19,597	12,921	27,778	4,214	101,464
Risk Grade 7	323	—	8,202	4,938	111	8,265	—	21,839
Total	17,835	305,554	138,497	169,033	55,258	159,817	24,546	870,540

Real estate – residential
Risk Grades 1 - 4	51,042	218,375	121,872	69,165	27,877	132,986	55,327	676,644
Risk Grades 5 - 6	12,014	9,339	677	1,944	2,122	7,281	3,255	36,632
Risk Grade 7	—	2,240	2,446	1,812	943	9,307	85	16,833
Risk Grade 8	—	—	—	—	—	1	—	1
Total	63,056	229,954	124,995	72,921	30,942	149,575	58,667	730,110

Real estate – farmland
Risk Grades 1 - 4	—	729	1,397	—	1,520	1,562	115	5,323
Risk Grades 5 - 6	147	—	—	—	—	—	—	147
Total	147	729	1,397	—	1,520	1,562	115	5,470

Consumer
Risk Grades 1 - 4	26,535	14,215	3,598	2,724	1,137	466	8,766	57,441
Risk Grades 5 - 6	61	42	12	12	8	433	495	1,063
Risk Grade 7	14	259	115	131	44	102	—	665
Total	26,610	14,516	3,725	2,867	1,189	1,001	9,261	59,169

Total Loans
Risk Grades 1 - 4	$148,222	$736,510	$317,608	$256,565	$88,076	$278,644	$237,830	$2,063,455
Risk Grades 5 - 6	47,325	88,599	23,246	28,318	16,070	37,767	31,513	272,838
Risk Grade 7	823	4,627	14,426	7,710	1,641	18,184	9,276	56,687
Risk Grade 8	—	34,203	2,554	—	—	380	—	37,137
Total	$196,370	$863,939	$357,834	$292,593	$105,787	$334,975	$278,619	$2,430,117

The following table presents an analysis of the change in the ACL by loan segment for the periods stated.

	As of and for the three months ended		As of and for the nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Allowance for credit losses, beginning of period	$28,036	$38,567	$35,893	$30,740
Impact of ASC 326 adoption	—	—	—	7,418
Charge-offs
Commercial and industrial	$(6,001)	$(1,832)	$(19,940)	$(9,927)
Real estate – construction, commercial	—	—	—	(28)
Real estate – construction, residential	—	—	(39)	—
Real estate – commercial	(1,109)	—	(1,109)	—
Real estate – residential	(30)	—	(74)	(1,255)
Consumer	(773)	(749)	(2,063)	(1,699)
Total charge-offs	(7,913)	(2,581)	(23,225)	(12,909)
Recoveries
Commercial and industrial	$11,095	$1,596	$14,455	$2,327
Real estate – construction, commercial	—	5	—	15
Real estate – construction, residential	—	132	—	132
Real estate – commercial	—	—	—	263
Real estate – residential	60	126	76	145
Consumer	175	186	654	397
Total recoveries	11,330	2,045	15,185	3,279
Net recoveries (charge-offs)	3,417	(536)	(8,040)	(9,630)
Total (recovery of) provision for credit losses - loans	(6,000)	11,600	(2,400)	21,103
Allowance for credit losses, end of period	$25,453	$49,631	$25,453	$49,631

Of the commercial and industrial loan net charge-off amount in the nine months ended September 30, 2024, $9.4 million was charged-off when the previously noted specialty finance loan was reclassified from loans held for investment to loans held for sale in the second quarter of 2024. Of this charge-off, $8.4 million was recovered in the third quarter of 2024 upon the completion of the note sale, which is reflected in the recovery of provision for credit losses - loans, for the three and nine months ended September 30, 2024.

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for (recovery of) credit losses for loans held for investment as of and for the three and nine months ended September 30, 2024.

Excluded from the ACL as of September 30, 2024 and December 31, 2023 was $11.1 million and $13.2 million of accrued interest attributable to loans held for investment, respectively, which is included in accrued interest receivable on the consolidated balance sheets.

The following table presents the amortized cost of collateral-dependent loans as of the dates stated.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$45,058	$67,555
Real estate – construction, commercial	1,839	6,309
Real estate – construction, residential	—	2,303
Real estate – commercial	19,448	13,401
Real estate – residential	7,796	7,337
Total collateral-dependent loans	$74,141	$96,905

Acquired Loans

As of September 30, 2024 and December 31, 2023, the amortized cost of purchased credit deteriorated ("PCD") loans totaled $48.5 million and $51.0 million, respectively, with estimated ACL of $463 thousand and $529 thousand, respectively. The remaining non-credit discount on PCD loans was $3.0 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively.

Troubled Loan Modifications

The Company closely monitors the performance of borrowers experiencing financial difficulty and grants certain loan modifications it would otherwise not consider. The Company refers to such loan modifications as troubled loan modifications ("TLMs").

The following tables present the amortized cost of TLMs, categorized by loan type and type of concession granted, for the periods stated.

	For the three months ended September 30, 2024		For the nine months ended September 30, 2024
(Dollars in thousands)	Recorded Investment	% of Recorded Investment to Gross Loans by Category	Recorded Investment	% of Recorded Investment to Gross Loans by Category
Term extension and forbearance
Commercial and industrial	$335	0.09%	$335	0.09%
Real estate – residential	72	0.01%	72	0.01%
Real estate – commercial	1,743	0.20%	1,781	0.20%
Total term extension and forbearance	$2,150		$2,188

Payment deferral 6-9 months
Commercial and industrial	$644	0.17%	$1,024	0.27%
Real estate – residential	504	0.07%	504	0.07%
Real estate – commercial	74	0.01%	74	0.01%
Consumer loans	—	—	11	0.02%
Total payment deferral	$1,222		$1,613

Total	$3,372		$3,801

	For the three months ended September 30, 2023		For the nine months ended September 30, 2023
(Dollars in thousands)	Recorded Investment	% of Recorded Investment to Gross Loans by Category	Recorded Investment		% of Recorded Investment to Gross Loans by Category
Term extension and forbearance
Commercial and industrial	$5,806	1.09%	$32,750	(1)	6.14%
Real estate – commercial	2,999	0.34%	6,208		0.71%
Total term extension and forbearance	$8,805		$38,958

Interest-only for 6 months
Commercial and industrial	$297	0.06%	$2,982		0.34%
Real estate – commercial	—	—	244		0.03%
Total interest-only	$297		$3,226

Payment deferral 3-9 months
Commercial and industrial	$—	—	$5,806		0.66%
Real estate – commercial	—	—	2,999		0.34%
Total payment deferral	$—		$8,805

Total	$9,102		$50,989

(1) A $32.8 million specialty finance loan was modified via a forbearance agreement in the second quarter of 2023 under which the borrower defaulted in the same period. The Company received cash payments of $4.5 million in the first nine months of 2023 for interest, which were applied to principal as the loan was on nonaccrual status.

The following tables present an aging analysis of the amortized cost of TLMs as of the dates stated.

	September 30, 2024
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$335	$—	$—	$3,238	$3,573
Real estate – construction, residential	155	—	—	—	155
Real estate – residential	196	—	—	504	700
Real estate - commercial	1,781	—	—	3,074	4,854
Consumer loans	—	—	—	11	11
Total modified loans	$2,467	$—	$—	$6,826	$9,293

	December 31, 2023
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$1,626	$—	$—	$35,486	$37,112
Real estate – mortgage, commercial	—	—	—	6,087	6,087
Real estate – mortgage, residential	129	—	—	577	706
Real estate – construction, residential	155	—	—	—	155
Total modified loans	$1,910	$—	$—	$42,150	$44,060

As of September 30, 2024 and December 31, 2023, there were no unfunded commitments to borrowers of loans modified and designated as TLMs.

The following table presents the amortized cost of TLMs that were modified in the preceding twelve months and had a payment default during the periods stated.

	For the three months ended September 30, 2024		For the nine months ended September 30, 2024
(Dollars in thousands)	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Term extension and forbearance
Commercial and industrial	$—	—	$350	0.09%
Real estate – construction, residential	—	—	155	0.36%
Real estate – commercial	—	—	299	0.03%
Total term extension and forbearance	$—		$804

Payment deferral 6-9 months
Commercial and industrial	$225	0.06%	$569	0.15%
Real estate – commercial	74	0.01%	74	0.01%
Total payment deferral	$299		$643

Total	$299		$1,447

Other than the $32.8 million specialty finance loan that defaulted in the second quarter of 2023 noted above, there were no TLMs that defaulted in 2023.

As of September 30, 2024, no residential mortgage loans were in the process of foreclosure.

Note 4 – Borrowings

FHLB Borrowings

The Bank has a line of credit from the FHLB secured by pledged qualifying commercial and residential mortgage loans and securities. At September 30, 2024 and December 31, 2023, the line totaled $680.1 million and $455.6 million, respectively, based on pledged collateral. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $190.0 million and $210.0 million at September 30, 2024 and December 31, 2023, respectively. The FHLB borrowings required the Bank to hold $11.3 million and $12.3 million of FHLB stock at September 30, 2024 and December 31, 2023, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At September 30, 2024 and December 31, 2023, the Bank also had letters of credit outstanding with the FHLB in the amount of $81.2 million and $110.1 million, respectively, of which $80.0 million and $110.0 million were for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB. Available balances on the FHLB credit facility were $408.9 million and $135.5 million as of September 30, 2024 and December 31, 2023, respectively.

The following tables present information regarding FHLB advances outstanding as of the dates stated.

	September 30, 2024
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed rate credit (1)	$40,000	7/29/2024	4.75% - 4.89%	7/29/2025 - 11/18/2025
Fixed rate credit	50,000	3/15/2023	4.07%	3/15/2027
Fixed rate credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed rate credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$190,000

(1) Consists of four $10 million advances.

	December 31, 2023
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Daily rate credit	$60,000	5/8/2023	5.57%	5/8/2024
Fixed rate credit	50,000	3/15/2023	4.07%	3/15/2027
Fixed rate credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed rate credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$210,000

FRB Borrowings

The Company may obtain advances from the FRB through the FRB Discount Window. The Company had secured capacity through the FRB Discount Window of $69.6 million and $161.0 million as of September 30, 2024 and December 31, 2023, respectively, of which the Company had no outstanding advances as of both dates. The $65.0 million advance obtained through the BTFP was repaid at its maturity in the second quarter of 2024.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank of $10.0 million as of both September 30, 2024 and December 31, 2023. This line bears interest at the prevailing rates for such loans and is cancelable any time by the correspondent bank. As of both September 30, 2024 and December 31, 2023, this line of credit was undrawn.

The Company had $39.8 million and $39.9 million of subordinated notes, net, outstanding as of September 30, 2024 and December 31, 2023, respectively. The Company's subordinated notes are comprised of an issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). As of September 30, 2024, the net carrying amount of the 2029 Notes was $25.0 million, inclusive of a $503 thousand purchase accounting adjustment (premium). For both the three months ended September 30, 2024 and 2023, the effective interest rate on the 2029 Notes was 5.3%, inclusive of the amortization of the purchase accounting adjustment (premium). For the nine months ended September 30, 2024 and 2023, the effective interest rate on the 2029 Notes was 5.2% and 5.1%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). As of September 30, 2024, the net carrying amount of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.8 million. For the three and nine months ended September 30, 2024 and 2023, the effective interest rate on the 2030 Note was 6.08% and 6.10%, respectively.

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

The following tables present information about the Company’s leases as of the dates and for the periods stated.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Lease liabilities	$8,537	$9,619
Right-of-use lease asset	$7,764	$8,738
Weighted average remaining lease term (years)	6.97	7.14
Weighted average discount rate	3.42%	3.25%

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$420	$672	$1,333	$1,913
Cash paid for amounts included in the measurement of lease liabilities	411	628	1,278	1,773

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of the date stated.

(Dollars in thousands)	September 30, 2024
Three months ending December 31, 2024	$392
Twelve months ending December 31, 2025	1,703
Twelve months ending December 31, 2026	1,497
Twelve months ending December 31, 2027	1,312
Twelve months ending December 31, 2028	1,122
Thereafter	3,673
Total undiscounted cash flows	9,699
Discount	(1,162)
Lease liabilities	$8,537

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

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	September 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$165,436	$—	$165,436	$—
U.S. Treasury and agencies	71,453	—	71,453	—
State and municipals	44,529	—	44,529	—
Corporate bonds	33,366	—	32,616	750
Total securities available for sale	$314,784	$—	$314,034	$750
Other assets
Mortgage servicing rights assets	$19,502	$—	$—	$19,502
Rabbi trust assets	593	593	—	—
Mortgage derivative asset	212	—	212	—
Interest rate swap asset	69	—	69	—
Other liabilities
Interest rate swap liability	$71	$—	$71	$—

	December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$176,970	$—	$176,970	$—
U.S. Treasury and agencies	68,871	—	68,871	—
State and municipals	43,325	—	43,325	—
Corporate bonds	31,915	—	31,165	750
Total securities available for sale	$321,081	$—	$320,331	$750
Other assets
Mortgage servicing rights assets	$27,114	$—	$—	$27,114
Rabbi trust assets	531	531	—	—
Mortgage derivative asset	335	—	335	—
Interest rate swap asset	71	—	71	—
Other liabilities
Mortgage derivative liability	$140	$—	$140	$—
Interest rate swap liability	71	—	71	—

As of September 30, 2024, two corporate bonds totaling $750 thousand were reported at their respective amortized cost basis and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments.

The following table presents the change in mortgage servicing rights ("MSR") assets as of the dates and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance as of December 31, 2023	$27,114
Additions	10
Fair value adjustments	(176)
Sale proceeds	(6,568)
Transfer to other assets	(731)
Loss on sale	(147)
Balance as of September 30, 2024	$19,502

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated. As previously reported, in the second quarter of 2024, the Company recorded an $8.5 million impairment charge against the Company's investment in a fintech company, which is reported in other equity investments on the consolidated balance sheets.

	September 30, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,525	$—	$1,519	$3,006
Collateral-dependent loans	21,337	—	—	21,337
Loans held for sale	22,082	—	22,082	—
Other real estate owned ("OREO") (1)	100	—	—	100

(1) Included in other assets on the consolidated balance sheets.

	December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$12,905	$—	$12,905	$—
Collateral-dependent loans	56,068	—	—	56,068
Loans held for sale	46,337	—	46,337	—

The following tables present quantitative information about Level 3 fair value measurements of assets measured on a nonrecurring basis as of the dates stated.

(Dollars in thousands)	Balance as of September 30, 2024	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	21,337	Selling Costs	7% - 15%
OREO (1)
Discounted sales price technique	100	Selling Costs	7%

(1) Included in other assets on the consolidated balance sheets.

(Dollars in thousands)	Balance as of December 31, 2023	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	$56,068	Selling Costs	7% - 15%

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated.

	September 30, 2024
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$281,698	$281,698	$281,698	$—	$—
Restricted cash	4,160	4,160	4,160	—	—
Federal funds sold	2,910	2,910	2,910	—	—
Securities available for sale	314,784	314,784	—	314,034	750
Restricted equity investments	20,891	20,891	—	20,891	—
Other equity investments	4,525	4,525	—	1,519	3,006
Other investments	21,344	21,344	—	—	21,344
Loans held for sale	22,082	22,082	—	22,082	—
Loans held for investment, net	2,154,960	2,055,614	—	—	2,055,614
Accrued interest receivable	13,171	13,171	—	13,171	—
Bank owned life insurance	14,953	14,953	—	14,953	—
MSR assets	19,502	19,502	—	—	19,502
Financial Liabilities
Noninterest-bearing demand	$459,793	$459,793	$459,793	$—	$—
Interest-bearing demand and money market	748,416	748,416	—	748,416	—
Savings	103,820	103,820	—	103,820	—
Time	1,034,463	1,040,044	—	—	1,040,044
FHLB borrowings	190,000	189,506	—	189,506	—
Subordinated notes, net	39,806	38,687	—	—	38,687

	December 31, 2023
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$110,491	$110,491	$110,491	$—	$—
Restricted cash	10,660	10,660	10,660	—	—
Federal funds sold	4,451	4,451	4,451	—	—
Securities available for sale	321,081	321,081	—	320,331	750
Restricted equity investments	18,621	18,621	—	18,621	—
Other equity investments	12,905	12,905	—	12,905	—
Other investments	29,467	29,467	—	—	29,467
Loans held for sale	46,337	46,337	—	46,337	—
Loans held for investment, net	2,395,054	2,316,113	—	—	2,316,113
Accrued interest receivable	14,967	14,967	—	14,967	—
Bank owned life insurance	48,453	48,453	—	48,453	—
MSR assets	27,114	27,114	—	—	27,114
Financial Liabilities
Noninterest-bearing demand	$506,248	$506,248	$506,248	$—	$—
Interest-bearing demand and money market	1,049,536	1,049,536	—	1,049,536	—
Savings	117,923	117,923	—	117,923	—
Time	892,325	892,439	—	—	892,439
FHLB borrowings	210,000	211,799	—	211,799	—
FRB borrowings	65,000	65,000	—	65,000	—
Subordinated notes, net	39,855	37,803	—	—	37,803

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

Banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios of 2.50% for all ratios except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends that may be paid at any date is generally limited to retained earnings of the Company.

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

In addition to the foregoing capital requirements, the Bank is subject to minimum capital ratios set forth in the Consent Order that are higher than those required for capital adequacy purposes generally. The Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of September 30, 2024 and June 30, 2024, the Bank met these minimum capital ratios. Until the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

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

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject. On January 1, 2024, the Company became subject to these ratios. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank and the related capital amounts for both the leverage ratio and the total capital ratio. The CECL Transitional Amount was $8.1 million, of which $4.1 million and $2.0 million reduced the regulatory capital amounts and capital ratios as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$367,736	16.64%	$232,080	10.50%	$221,028	10.00%	$287,337	13.00%
Blue Ridge Bankshares, Inc.	$427,441	19.26%	$177,546	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$346,545	15.68%	$187,875	8.50%	$176,823	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$345,839	15.58%	$133,186	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$346,545	15.68%	$154,720	7.00%	$143,669	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$345,839	15.58%	$99,889	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$346,545	11.56%	$119,912	4.00%	$149,890	5.00%	$299,779	10.00%
Blue Ridge Bankshares, Inc.	$345,839	11.46%	$120,712	4.00%	n/a	n/a	n/a	n/a

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$270,293	10.25%	$276,842	10.50%	$263,659	10.00%	$342,757	13.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$224,111	8.50%	$210,928	8.00%	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$184,562	7.00%	$171,379	6.50%	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$239,775	7.49%	$128,001	4.00%	$160,001	5.00%	$320,003	10.00%

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2024 and December 31, 2023, the Company had outstanding loan commitments of $320.3 million and $480.8 million, respectively. Of these amounts, $106.3 million and $113.5 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2024 and December 31, 2023, commitments under outstanding financial stand-by letters of credit totaled $11.9 million and $12.6 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three and nine months ended September 30, 2024, the Company recorded a recovery of credit losses for unfunded commitments of $200 thousand and $1.7 million, respectively, which was primarily attributable to lower balances of loan commitments. As of September 30, 2024, the reserve for unfunded commitments was $1.4 million compared to $3.1 million as of December 31, 2023.

As of and for the three month period ended September 30, 2024, the Company recorded a recourse reserve of $520 thousand for estimated putbacks and transition costs as part of the sale of a portion of its MSR portfolio in the same period. This amount is included in the loss on sale of MSRs and other liabilities on the consolidated statement of operations and consolidated balance sheet, respectively. The putbacks relate to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, as well as any deficiencies in the underlying documentation, all of which are subject to term limits per the sales agreement.

The Company invests in various partnerships, limited liability companies, and SBIC funds. Pursuant to these investments, the Company commits to an investment amount to be fulfilled in future periods. At September 30, 2024, the Company had future commitments outstanding totaling $7.6 million related to these investments.

Note 9 – Earnings Per Share

Basic earnings per share ("EPS") amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options, performance-based restricted stock awards (“PSAs”), preferred stock, and warrants. The Company calculates diluted EPS for its warrants and stock options using the treasury stock method, for its preferred stock using the if-converted method, and for its PSAs using the two-class method.

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. For the 2023 periods presented and for the nine months ended September 30, 2024, all outstanding stock options, PSAs, preferred stock, and warrants were considered anti-dilutive and excluded from the computation of diluted EPS, due to the net loss in the respective periods. For the three months ended September 30, 2024, stock options of 29,741 shares and PSAs of 171,752 shares of the Company's common stock were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$946	$(41,371)	$(13,382)	$(46,014)

Weighted average common shares outstanding, basic	73,366,140	19,014,883	39,132,557	18,907,921
Effect of dilutive securities (1)	13,720,237	—	—	—
Weighted average common shares outstanding, dilutive	87,086,377	19,014,883	39,132,557	18,907,921

Basic and diluted earnings (loss) per share	$0.01	$(2.18)	$(0.34)	$(2.43)

(1) Components of dilutive securities
PSAs	1,805	—	—	—
Preferred stock	10,928,000	—	—	—
Warrants	2,790,432	—	—	—
Total dilutive weighted average securities	13,720,237	—	—	—

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

The following tables present statement of operations items and assets by segment as of the dates and for the periods stated.

	As of and for the three months ended September 30, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$38,803	$422	$—	$—	$39,225
Interest expense	19,385	174	565	—	20,124
Net interest income	19,418	248	(565)	—	19,101
Recovery of credit losses	(6,200)	—	—	—	(6,200)
Net interest income after recovery of credit losses	25,618	248	(565)	—	25,301
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	160	—	160
Residential mortgage banking income	—	2,939	—	—	2,939
Mortgage servicing rights	—	(2,915)	—	—	(2,915)
Loss on sale of mortgage servicing rights	—	(1,011)	—	—	(1,011)
Other income	3,660	—	2	(96)	3,566
Total noninterest income	3,660	(987)	162	(96)	2,739
NONINTEREST EXPENSE
Salaries and employee benefits	12,554	1,365	19	—	13,938
Regulatory remediation	357	—	—	—	357
Other expenses	10,737	1,140	419	(96)	12,200
Total noninterest expense	23,648	2,505	438	(96)	26,495
Income (loss) before income tax expense	5,630	(3,244)	(841)	—	1,545
Income tax expense (benefit)	1,523	(751)	(173)	—	599
Net income (loss)	$4,107	$(2,493)	$(668)	$—	$946
Total assets as of September 30, 2024	$2,900,927	$33,519	$377,806	$(367,561)	$2,944,691

	As of and for the three months ended September 30, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$41,699	$777	$9	$—	$42,485
Interest expense	18,766	408	1,119	—	20,293
Net interest income	22,933	369	(1,110)	—	22,192
Provision for credit losses	11,050	—	—	—	11,050
Net interest income after provision for credit losses	11,883	369	(1,110)	—	11,142
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	55	—	55
Residential mortgage banking income	—	2,917	—	—	2,917
Mortgage servicing rights	—	894	—	—	894
Other income	3,523	—	125	(99)	3,549
Total noninterest income	3,523	3,811	180	(99)	7,415
NONINTEREST EXPENSE
Salaries and employee benefits	10,136	4,504	—	—	14,640
Regulatory remediation	3,782	—	—	—	3,782
Goodwill impairment	26,826	—	—	—	26,826
ESOP litigation	—	—	6,000	—	6,000
Other expenses	9,047	2,834	1,591	(99)	13,373
Total noninterest expense	49,791	7,338	7,591	(99)	64,621
Loss before income tax expense	(34,385)	(3,158)	(8,521)	—	(46,064)
Income tax benefit	(2,446)	(446)	(1,801)	—	(4,693)
Net loss	$(31,939)	$(2,712)	$(6,720)	$—	$(41,371)
Total assets as of September 30, 2023	$3,183,121	$46,959	$230,999	$(198,366)	$3,262,713

	As of and for the nine months ended September 30, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$121,181	$1,206	$—	$—	$122,387
Interest expense	60,635	539	1,677	—	62,851
Net interest income	60,546	667	(1,677)	—	59,536
Recovery of credit losses	(4,100)	—	—	—	(4,100)
Net interest income after recovery of credit losses	64,646	667	(1,677)	—	63,636
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(8,384)	—	(8,384)
Residential mortgage banking income	—	8,693	—	—	8,693
Mortgage servicing rights	—	(166)	—	—	(166)
Loss on sale of mortgage servicing rights	—	(1,011)	—	—	(1,011)
Other income	12,009	—	19	(288)	11,740
Total noninterest income	12,009	7,516	(8,365)	(288)	10,872
NONINTEREST EXPENSE
Salaries and employee benefits	40,307	4,548	63	—	44,918
Regulatory remediation	4,398	—	—	—	4,398
Other expenses	34,870	3,535	881	(288)	38,998
Total noninterest expense	79,575	8,083	944	(288)	88,314
(Loss) income before income tax expense	(2,920)	100	(10,986)	—	(13,806)
Income tax expense (benefit)	1,960	(90)	(2,294)	—	(424)
Net (loss) income	$(4,880)	$190	$(8,692)	$—	$(13,382)
Total assets as of September 30, 2024	$2,900,927	$33,519	$377,806	$(367,561)	$2,944,691

	As of and for the nine months ended September 30, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$124,629	$1,192	$14	$—	$125,835
Interest expense	52,313	578	1,666	—	54,557
Net interest income	72,316	614	(1,652)	—	71,278
Provision for credit losses	19,553	—	—	—	19,553
Net interest income after provision for credit losses	52,763	614	(1,652)	—	51,725
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(277)	—	(277)
Residential mortgage banking income	—	9,261	—	—	9,261
Mortgage servicing rights	—	148	—	—	148
Other income	15,380	—	120	(198)	15,302
Total noninterest income	15,380	9,409	(157)	(198)	24,434
NONINTEREST EXPENSE
Salaries and employee benefits	37,658	6,789	—	—	44,447
Regulatory remediation	7,304	—	—	—	7,304
Goodwill impairment	26,826	—	—	—	26,826
ESOP litigation	—	—	6,000	—	6,000
Other expenses	35,000	4,226	3,915	(198)	42,943
Total noninterest expense	106,788	11,015	9,915	(198)	127,520
Loss before income tax expense	(38,645)	(992)	(11,724)	—	(51,361)
Income tax benefit	(2,473)	(412)	(2,462)	—	(5,347)
Net loss	$(36,172)	$(580)	$(9,262)	$—	$(46,014)
Total assets as of September 30, 2023	$3,183,121	$46,959	$230,999	$(198,366)	$3,262,713

Note 11 – Changes to Accumulated Other Comprehensive (Loss) Gain, net

The following tables present components of accumulated other comprehensive (loss) gain for the periods stated.

	For the three months ended September 30, 2024
(Dollars in thousands)	Net Unrealized (Losses) Gains on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Accumulated Other Comprehensive (Loss) Gain, net
Balance as of July 1, 2024	$(44,908)	$425	$(44,483)
Change in net unrealized holding gains on securities available for sale, net of deferred tax expense of $2,803	10,000	—	10,000
Balance as of September 30, 2024	$(34,908)	$425	$(34,483)

	For the nine months ended September 30, 2024
(Dollars in thousands)	Net Unrealized (Losses) Gains on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Accumulated Other Comprehensive (Loss) Gain, net
Balance as of January 1, 2024	$(45,481)	$425	$(45,056)
Change in net unrealized holding gains on securities available for sale, net of deferred tax expense of $3,293	10,521	—	10,521
Reclassification for previously unrealized net losses on securities available for sale, net of income tax benefit of $15	52	—	52
Balance as of September 30, 2024	$(34,908)	$425	$(34,483)

	For the three months ended September 30, 2023
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of July 1, 2023	$(46,682)	$425	$(1)	$(46,258)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $2,309	(8,022)	—	—	(8,022)
Reclassification for previously unrealized net losses recognized in net income, net of income tax benefit of $145	504	—	—	504
Balance as of September 30, 2023	$(54,200)	$425	$(1)	$(53,776)

	For the nine months ended September 30, 2023
(Dollars in thousands)	Net Unrealized Losses on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2023	$(45,525)	$425	$(1)	$(45,101)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $2,642	(9,179)	—	—	(9,179)
Reclassification for previously unrealized net losses recognized in net income, net of income tax benefit of $145	504	—	—	504
Balance as of September 30, 2023	$(54,200)	$425	$(1)	$(53,776)

Note 12 – Bank Owned Life Insurance and MSRs

As of September 30, 2024 and December 31, 2023, the Company's investment in bank owned life insurance totaled $14.9 million and $48.5 million, respectively. In the second quarter of 2024, the Company surrendered the majority of its bank owned life insurance policies and received $34.3 million of the proceeds by the end of the third quarter of 2024. The Company expects to receive the remaining proceeds of approximately $14.0 million in the fourth quarter of 2024. There was no gain or loss as a result of this transaction, as bank owned life insurance is carried at cash surrender value. Other noninterest expense for the nine months ended September 30, 2024, included approximately $940 thousand of excise taxes related to the surrender of these policies. Additionally, $2.0 million of income tax expense was recognized in the second quarter of 2024 representing the tax effect of the life-to-date income earned on the policies, as the earnings were previously permanently deferred but became subject to tax upon surrender.

As of September 30, 2024 and December 31, 2023, the Company's portfolio of MSRs totaled $19.5 million and $27.1 million, respectively. During the third quarter of 2024, the Company sold certain MSRs, representing loans with an aggregate unpaid principal balance of approximately $438.6 million. The sale resulted in $6.6 million in sales proceeds and a loss on sale of approximately $1.0 million. This loss includes transaction-related costs and an estimated recourse reserve for potential putbacks and/or transition costs to the Company.

Note 13 – Legal Matters

In December of 2023, a purported shareholder of the Company commenced a putative class action in the U.S. District Court for the Eastern District of New York (No. 1:23-cv-08944) (Hunter v. Blue Ridge Bankshares, Inc., et al). The complaint alleges violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions in the Company’s SEC filings. The complaint seeks certification of a class action, unspecified damages, and attorneys fees. The putative class has filed an amended complaint, and the Company has filed a letter seeking permission to file a motion to dismiss. The parties are scheduled to engage in non-binding mediation on December 5, 2024. The Company nevertheless continues to believe the claims are without merit and no loss has been accrued for this lawsuit as of September 30, 2024.

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

During the fourth quarter of 2023, the Company entered into a settlement agreement with the plaintiff to resolve the VCB ESOP litigation (the "Settlement Agreement"). As provided in the Settlement Agreement, the plaintiff agreed to release the Company, the Bank, and related parties from all claims related to acts or omissions associated with the VCB ESOP and the Company agreed to pay $6.0 million for such release. In June of 2024, the court granted final approval of the Settlement Agreement. This resulted in the ongoing lawsuit being dismissed with prejudice, and all similar claims that were or could have been brought relating to the VCB ESOP released and barred. The Company entered into the Settlement Agreement to eliminate the burden and expense of further litigation and to resolve the claims that were or could have been asserted related to the VCB ESOP. The Company accrued $6.0 million in the third quarter of 2023 in anticipation of this settlement. On July 15, 2024, the Company made the final payment related to the VCB ESOP litigation pursuant to the Settlement Agreement.

Note 14 – Subsequent Events

On October 31, 2024, the Company sold the majority of its remaining MSR portfolio consisting of $1.51 billion unpaid principal balances of underlying mortgages at an estimated loss of $1.6 million. This loss includes transaction-related costs and an estimated recourse reserve for potential putbacks and/or estimated transition costs to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company's operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as amended (the “2023 Form 10-K”). Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations for the balance of 2024, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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

•
the ability to maintain capital levels adequate to support the Company's business and to comply with the Consent Order directives;
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
•
the effect of changes in accounting standards, policies, and practices as may be adopted from time to time;
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
•
the occurrence or continuation of widespread health emergencies or pandemics, significant natural disasters, severe weather conditions, floods, and other catastrophic events; and
•
other risks and factors identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections and elsewhere in the 2023 Form 10-K and in this Form 10-Q and in filings the Company makes from time to time with the Securities and Exchange Commission (“SEC”).

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

Regulatory Matters

On January 24, 2024, the Bank consented to the issuance of a consent order (the “Consent Order”) with the OCC, the Bank's primary regulator. The Consent Order generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. As of September 30, 2024, the Company believes it has timely submitted the required documents under the Consent Order. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.14 and 10.15, respectively, to the 2023 Form 10-K.

In connection with the requirements of the Consent Order, during 2024, the Company developed and submitted a three-year strategic plan. The strategic plan sets forth the Company’s priorities, which include; 1) remediation and compliance with the Consent Order; 2) redefining its fintech business, including exiting fintech banking-as-a-service (“BaaS”) depository operations; 3) refocusing on core community banking; 4) enhancing its enterprise risk management and credit risk administration infrastructures; 5) achieving operational efficiency, and 6) building development and training infrastructure for its employees. The Company also submitted its annual capital plan for the Company and the Bank. The capital plan supports the strategic plan and forecasts capital needs based on the Company’s proposed strategy.

Private Placements

On April 3, 2024 and June 13, 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $150.0 million and $11.6 million, respectively (collectively, the "Private Placements"). At a special meeting of shareholders held June 20, 2024, the Company’s shareholders approved various proposals, thus approving the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. On June 28, 2024, all outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B (the "Series B Common Stock") converted into shares of the Company’s common stock. The outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), remained outstanding at September 30, 2024. On July 11, 2024, the holder of Series C Preferred Stock received the required regulatory non-objection to exchange the Series C Preferred Stock for common stock as stipulated in the Private Placements. The Company expects the exchange of the Series C Preferred Stock for shares of the Company's common stock will be completed during the fourth quarter of 2024. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.1 million.

The Private Placements also included the issuance of warrants for 6,549 shares of Series B Preferred Stock and warrants for 1,441 shares of Series C Preferred Stock. Each warrant can be exercised to purchase shares at a price of $10 thousand per share. On June 28, 2024, the warrants for Series B Preferred Stock converted to warrants for common stock, and the warrants for Series C Preferred Stock remain outstanding pending exchange of the Series C Preferred Stock. The conversion rate on the warrants from preferred stock to common stock was 4,000 shares of common per preferred share. As of September 30, 2024, there were warrants outstanding to purchase 26,195,999 common shares. Of these, warrants to purchase 21,635,999 common shares have an exercise price of $2.50 per share, and warrants to purchase 4,560,000 common shares have an exercise price of $2.39 per share. The warrants have 5-year terms and expire April 3, 2029.

The issued warrants have been accounted for as freestanding financial instruments and classified as equity in the Company's consolidated financial statements. The warrants were deemed freestanding because they are (1) legally detachable and separately exercisable from the common or preferred shares, as applicable, issued in the Private Placements, (2) only exercisable into shares of the Company’s stock, with no obligation for the Company to transfer any asset in settlement, and (3) do not obligate the Company to issue a variable number of shares. The warrants are classified as equity because they are freestanding and (1) the Company has sufficient authorized and unissued shares available for issuance, (2) the warrant agreements specify a fixed number of shares to be issued upon exercise, and (3) there are no provisions requiring cash payments by the Company in any "top-off" or "make-whole" situations or for failure to make timely filings with the SEC.

The Company intends to use the capital from the Private Placements to propel its near-term strategic initiatives, which include repositioning business lines, supporting organic growth, and further enhancing the Bank’s capital levels, including compliance with the minimum capital ratios set forth in the Bank’s Consent Order. As of September 30, 2024 and June 30, 2024, the Bank’s capital ratios exceeded these minimum capital ratios.

Restatement

On October 31, 2023, the Company and the Audit Committee of its board of directors, after consultation with the Company’s independent registered public accounting firm and the OCC, determined that certain specialty finance loans that, as previously disclosed, were placed on nonaccrual, reserved for, or charged off in the interim periods ended March 31, 2023 and June 30, 2023 should have been reported as nonaccrual, reserved for, or charged off in earlier periods. On November 14, 2023, the Company filed amendments to its annual report on Form 10-K for the year ended December 31, 2022 and its quarterly reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023 to restate the consolidated financial statements included therein. Following the restatements, the Company has partially recovered—and, in some cases, fully recovered—amounts from certain specialty finance loans previously charged off. See Note 3 of this Form 10-Q for additional information.

The Company does not believe that the restatements reflect any significant financial impact on the Company's financial condition as of September 30, 2024, or any trends in the Company's business or its prospects. The consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the effects of the aforementioned restatement for the nine-month period ended September 30, 2023.

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

Comparison of Financial Condition as of September 30, 2024 and December 31, 2023

Total assets were $2.94 billion as of September 30, 2024, a decrease of $172.9 million from $3.12 billion as of December 31, 2023. Most of this decrease was attributable to a decline in loans held for investment, which decreased $250.5 million to $2.18 billion as of September 30, 2024 from $2.43 billion as of December 31, 2023. The Company previously announced it would exit its fintech BaaS operations. The Company has purposely and selectively reduced assets to meet the liquidity needs of exiting its fintech BaaS operations, which is expected to be completed by the fourth quarter of 2024. The allowance for credit losses ("ACL") declined $10.4 million to $25.5 million as of September 30, 2024 from $35.9 million as of December 31, 2023, primarily attributable to a $9.4 million charge-off as a result of the previously noted specialty finance loan's reclassification to loans held for sale in the second quarter of 2024 and lower reserve needs due to loan portfolio balance reductions, partially offset by higher specific reserves for certain purchased loans.

Total deposits as of September 30, 2024 were $2.35 billion, a net decrease of $219.5 million from December 31, 2023. The decrease in the first nine months of 2024 was primarily due to a decrease of $264.4 million of interest-bearing fintech-related deposits. Total deposits related to fintech relationships decreased by $278.4 million to $187.5 million as of September 30, 2024 from $465.9 million as of December 31, 2023, and represented 8.0% and 18.2% of total deposits as of the same respective dates. Fintech BaaS deposits decreased by $307.3 million to $63.7 million as of September 30, 2024 from $371.0 million as of December 31, 2023. During the first nine months of 2024, deposits, excluding fintech-related and brokered deposits, increased $143.5 million.

Total stockholders’ equity increased by $150.4 million to $336.3 million as of September 30, 2024 compared to $186.0 million at December 31, 2023, primarily due to the closing of the Private Placements in the second quarter of 2024.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, the Company reported net income of $946 thousand, or $0.01 per diluted common share, compared to a net loss of $41.4 million, or ($2.18) per diluted common share, for the three months ended September 30, 2023. In the second quarter of 2024, the Company executed an agreement to sell a nonperforming specialty finance loan to a third party, reclassifying the loan from loans held for investment to loans held for sale in the same period at its estimated fair value. Upon reclassification, the Company recorded a charge-off of substantially all of the reserve held on the loan, which was provisioned for in prior years. In the third quarter, the sale was completed upon the receipt of all contractual amounts due. Income before income taxes of $1.5 million for the quarter included a $6.2 million recovery of credit losses resulting primarily from an $8.4 million recovery upon the completion of the specialty finance loan sale.

For the nine months ended September 30, 2024, the Company reported a net loss of $13.4 million, or ($0.35) per diluted common share, compared to a net loss of $46.0 million, or ($2.43) per diluted common share, for the nine months ended September 30, 2023. The net loss for the nine months ended September 30, 2024 included a second quarter $6.7 million non-cash, after-tax negative fair value adjustment recorded for an equity investment in a fintech company, partially offset by a $6.6 million after-tax recovery of credit losses on a specialty finance loan that was sold in the third quarter upon the receipt of all contractual amounts due. The third quarter 2023 loss included a non-cash, after-tax goodwill impairment charge of $26.8 million, which was the entirety of the goodwill balance, and a $4.7 million after-tax settlement reserve for the now-settled Employee Stock Ownership Plan (“ESOP”) litigation assumed in the 2019 acquisition of Virginia Community Bankshares, Inc (“VCB”).

The net loss for the three and nine months ended September 30, 2024 also included $282 thousand and $3.5 million, respectively, of after tax-costs incurred for professional services related to regulatory remediation efforts in connection with the Consent Order, compared to $2.9 million and $5.7 million, respectively, of after tax-costs incurred for the same periods in 2023 in connection with the Written Agreement.

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

The following table presents the average balance sheets for the three months ended September 30, 2024 and 2023. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended September 30,
	2024			2023			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$321,920	$2,282	2.84%	$355,373	$2,493	2.81%	$(211)	$(235)	$24
Tax-exempt securities (3)	12,560	80	2.55%	15,383	93	2.42%	(13)	(17)	4
Total securities	334,480	2,362	2.82%	370,756	2,586	2.79%	(224)	(252)	28
Interest-earning deposits in other banks	149,990	2,053	5.48%	126,660	1,312	4.14%	741	242	499
Federal funds sold	5,868	81	5.52%	4,270	57	5.34%	24	21	3
Loans held for sale	65,219	2,242	13.75%	67,021	2,219	13.24%	23	(60)	83
Loans held for investment (4,5,6)	2,240,559	32,505	5.80%	2,470,088	36,332	5.88%	(3,827)	(3,376)	(451)
Total average interest-earning assets	2,796,116	39,243	5.61%	3,038,795	42,506	5.60%	(3,263)	(3,425)	162
Less: allowance for credit losses	(32,001)			(41,034)
Total noninterest-earning assets	203,659			251,468
Total average assets	$2,967,774			$3,249,229
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$844,747	$5,398	2.56%	$1,349,336	$10,038	2.98%	$(4,640)	$(3,754)	$(886)
Time (7)	1,003,751	11,586	4.62%	643,449	6,077	3.78%	5,509	3,403	2,106
Total interest-bearing deposits	1,848,498	16,984	3.68%	1,992,785	16,115	3.23%	869	(351)	1,220
FHLB borrowings	233,090	2,574	4.42%	256,668	2,836	4.42%	(262)	(261)	(1)
FRB borrowings	—	—	—	65,000	777	4.78%	(777)	(777)	—
Subordinated notes and other borrowings (8)	39,814	566	5.69%	39,906	566	5.67%	—	(1)	1
Total average interest-bearing liabilities	2,121,402	20,124	3.79%	2,354,359	20,294	3.45%	(170)	(1,390)	1,220
Noninterest-bearing demand deposits	482,809			624,202
Other noninterest-bearing liabilities	36,683			32,138
Stockholders' equity	326,880			238,530
Total average liabilities and stockholders’ equity	$2,967,774			$3,249,229
Net interest income and margin (9)		$19,119	2.74%		$22,212	2.92%	$(3,093)	$(2,035)	$(1,058)
Cost of funds (10)			3.09%			2.73%
Net interest spread (11)			1.82%			2.15%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21.89% and 22.65% income tax rate for the three months ended September 30, 2024 and 2023, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $311 thousand and $624 thousand for the three months ended September 30, 2024 and 2023, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $70 thousand and $160 thousand for the three months ended September 30, 2024 and 2023, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand for both the three months ended September 30, 2024 and 2023, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $2.80 billion for the three months ended September 30, 2024 compared to $3.04 billion for the same period of 2023, a $242.7 million decrease. This decrease was primarily attributable to lower average balances of loans held for investment and securities, which decreased $229.5 million and $36.3 million, respectively, partially offset by higher average balances of interest-earning deposits in other banks. Total interest income (on a taxable equivalent basis) decreased $3.3 million for the three-month period ended September 30, 2024 from the same period of 2023, primarily due to lower average balances of interest-earning assets. Lower loan yields in the 2024 period were primarily attributable to lower relative average balances of variable rate commercial and industrial loans, reversal of interest income on loans moved to nonaccrual, reversal of interest income for other loan adjustments, and lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income for the three months ended September 30, 2024 and 2023 included accretion of discounts on acquired loans of $311 thousand and $624 thousand, respectively.

Average interest-bearing liabilities were $2.12 billion for the three months ended September 30, 2024 compared to $2.35 billion for the same period of 2023, a $232.9 million decrease. Interest expense decreased by $170 thousand to

$20.1 million for the three months ended September 30, 2024 compared to the same period of 2023. Cost of interest-bearing liabilities increased to 3.79% for the third quarter of 2024 from 3.45% for the third quarter of 2023, while total cost of funds was 3.09% and 2.73% for the same respective periods. Higher cost of funds in the 2024 period was primarily due to higher rates on time deposits, particularly brokered time deposits the Company began issuing late in the first quarter of 2023 to increase liquidity in response to financial industry events. Interest expense in the third quarters of 2024 and 2023 included the amortization of fair value adjustments (premium) on assumed time deposits of $70 thousand and $160 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) for the three months ended September 30, 2024 was $19.1 million compared to $22.2 million for the same period in 2023, a decrease of $3.1 million. Net interest margin was 2.74% and 2.92% for the third quarters of 2024 and 2023, respectively. Accretion and amortization of purchase accounting adjustments had a 6 and 11 basis point positive effect on net interest margin for the same respective periods.

The following table presents the average balance sheets for the nine months ended September 30, 2024 and 2023. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the nine months ended September 30,
	2024			2023			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$328,024	$7,119	2.89%	$365,802	$7,663	2.79%	$(544)	$(791)	$247
Tax-exempt securities (3)	12,584	236	2.50%	18,921	331	2.33%	(95)	(111)	16
Total securities	340,608	7,355	2.88%	384,723	7,994	2.77%	(639)	(902)	263
Interest-earning deposits in other banks	138,255	5,501	5.31%	118,576	3,705	4.17%	1,796	615	1,181
Federal funds sold	7,200	294	5.44%	5,549	201	4.83%	93	60	33
Loans held for sale	62,425	6,374	13.61%	54,481	5,631	13.78%	743	821	(78)
Loans held for investment (4,5,6)	2,334,126	102,915	5.88%	2,489,708	108,378	5.80%	(5,463)	(6,773)	1,310
Total average interest-earning assets	2,882,614	122,439	5.66%	3,053,037	125,909	5.50%	(3,470)	(6,179)	2,709
Less: allowance for credit losses	(34,149)			(37,992)
Total noninterest-earning assets	223,613			242,886
Total average assets	$3,072,078			$3,257,931
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$971,362	$19,235	2.64%	$1,328,450	$27,157	2.73%	$(7,922)	$(7,300)	$(622)
Time (7)	985,077	33,505	4.54%	606,592	14,913	3.28%	18,592	9,305	9,287
Total interest-bearing deposits	1,956,439	52,740	3.59%	1,935,042	42,070	2.90%	10,670	2,005	8,665
FHLB borrowings	226,117	7,353	4.34%	282,150	9,604	4.54%	(2,251)	(1,907)	(344)
FRB borrowings	30,839	1,080	4.67%	33,811	1,216	4.80%	(136)	(107)	(29)
Subordinated notes and other borrowings (8)	39,840	1,677	5.61%	39,908	1,666	5.57%	11	(3)	14
Total average interest-bearing liabilities	2,253,235	62,850	3.72%	2,290,911	54,556	3.18%	8,294	(12)	8,306
Noninterest-bearing demand deposits	499,289			690,117
Other noninterest-bearing liabilities	43,095			38,373
Stockholders' equity	276,459			238,530
Total average liabilities and stockholders’ equity	$3,072,078			$3,257,931
Net interest income and margin (9)		$59,589	2.76%		$71,353	3.12%	$(11,764)	$(6,167)	$(5,597)
Cost of funds (10)			3.04%			2.44%
Net interest spread (11)			1.94%			2.32%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21.89% and 22.65% income tax rate for the nine months ended September 30, 2024 and 2023, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $915 thousand and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $248 thousand and $666 thousand for the nine months ended September 30, 2024 and 2023, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $75 thousand for both the nine months ended September 30, 2024 and 2023.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $2.88 billion for the nine months ended September 30, 2024 compared to $3.05 billion for the same period of 2023, a $168.4 million decrease. This decrease was primarily attributable to declines in average balances of loans held for investment and securities, which decreased $155.6 million and $44.1 million, respectively, partially offset by higher average balances of interest-earning deposits in other banks and loans held for sale. Total interest income (on a taxable equivalent basis) decreased $3.5 million for the nine month period ended September 30, 2024 from the same period of 2023. This decrease was primarily due to lower average balances on loans held for investment, in addition to lower accretion of purchase accounting adjustments (discounts) on acquired loans. Interest income on loans held for investment for the nine month period ended September 30, 2024 included $671 thousand of interest received as a result of the payoff of a nonaccrual loan, which had a 4 and 3 basis point positive effect on the yield on loans held for investment and net interest margin, respectively. Interest income for the nine months ended September 30, 2024 and 2023 included accretion of discounts on acquired loans of $915 thousand and $1.8 million, respectively.

Average interest-bearing liabilities were $2.25 billion for the nine months ended September 30, 2024 compared to $2.29 billion for the same period of 2023, a $37.7 million decrease. Interest expense increased by $8.3 million to $62.9 million for the nine months ended September 30, 2024 compared to the same period of 2023. Cost of interest-bearing liabilities increased to 3.72% for the nine months ended September 30, 2024 from 3.18% for the nine months ended September 30, 2023, while cost of funds were 3.04% and 2.44% for the same respective periods. Higher cost of funds in the 2024 period was primarily due to higher market interest rates and a shift in the mix of average interest-bearing liabilities, partially to higher cost brokered funding sources. Interest expense in the first nine months of 2024 and 2023 included the amortization of fair value adjustments (premium) on assumed time deposits of $248 thousand and $666 thousand, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) was $59.6 million for the nine months ended September 30, 2024 compared to $71.4 million for the same period in 2023. Net interest margin was 2.76% and 3.12% for the first nine months of 2024 and 2023, respectively. Accretion and amortization of purchase accounting adjustments had a 6 basis point and 11 basis point positive effect on net interest margin for the same respective periods.

Provision for Credit Losses. The Company recorded a recovery of credit losses of $6.2 million in the third quarter of 2024 compared to a provision for credit losses of $11.1 million in the third quarter of 2023. The recovery of credit losses for the first nine months of 2024 was $4.1 million compared to a provision for credit losses of $19.6 million for the same period in 2023. The recovery of credit losses in the 2024 periods was primarily attributable to an $8.4 million recovery from the sale of the previously mentioned specialty finance loan and lower reserve needs due to loan portfolio balance reductions, partially offset by higher specific reserves for certain purchased loans. Provision for credit losses in the 2023 periods was primarily attributable to specific reserves on the previously reported group of specialty finance loans, partially offset by a recovery of credit losses on lower balances of unfunded loan commitments.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	Change $	Change %
Fair value adjustments of other equity investments	$160	$55	$105	190.9%
Residential mortgage banking income	2,939	2,917	22	0.8%
Mortgage servicing rights	(2,915)	894	(3,809)	(426.1%)
Loss on sale of mortgage servicing rights	(1,011)	—	(1,011)	100.0%
Gain on sale of guaranteed government loans	10	6	4	66.7%
Wealth and trust management	730	462	268	58.0%
Service charges on deposit accounts	417	365	52	14.2%
Increase in cash surrender value of bank owned life insurance	127	311	(184)	(59.2%)
Bank and purchase card, net	690	357	333	93.3%
Loss on sale of securities available for sale	—	(649)	649	(100.0%)
Other	1,592	2,697	(1,105)	(41.0%)
Total noninterest income	$2,739	$7,415	$(4,676)	(63.1%)

	For the nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	Change $	Change %
Fair value adjustments of other equity investments	$(8,384)	$(277)	$(8,107)	2,926.7%
Residential mortgage banking income	8,693	9,261	(568)	(6.1%)
Mortgage servicing rights	(166)	148	(314)	(212.2%)
Loss on sale of mortgage servicing rights	(1,011)	—	(1,011)	100.0%
Gain on sale of guaranteed government loans	131	4,799	(4,668)	(97.3%)
Wealth and trust management	1,873	1,356	517	38.1%
Service charges on deposit accounts	1,238	1,057	181	17.1%
Increase in cash surrender value of bank owned life insurance	797	885	(88)	(9.9%)
Bank and purchase card, net	1,444	1,257	187	14.9%
Loss on sale of securities available for sale	(67)	(649)	582	(89.7%)
Other	6,324	6,597	(273)	(4.1%)
Total noninterest income	$10,872	$24,434	$(13,562)	(55.5%)

The decline in MSR income was primarily due to negative fair value adjustments in the 2024 periods, arising from lower future interest rate expectations, and a $1.0 million third quarter of 2024 loss on the sale of a portion of the Company's portfolio of MSRs. The decline in other noninterest income in the 2024 periods compared to the same periods of 2023 was primarily attributable to a decline in income from fintech BaaS deposit partnerships. This decline was also attributable to a decline in income from SBIC investments as the Company sold the majority of these small business investment companies ("SBIC") in the second quarter of 2024.

Lower gain on sale of guaranteed government loans in the nine months ended September 30, 2024 was attributable to the exit of the majority of the Company's guaranteed government lending team, which aligns with the Company’s enhanced focus on lending opportunities within its core geographic market. Noninterest income in the nine months ended September 30, 2024 also included an $8.5 million non-cash, negative fair value adjustment of an equity investment the Company holds in a fintech company.

For the three and nine months ended September 30, 2024, other noninterest income included $831 thousand and $2.5 million, respectively, from fintech lending partnerships, compared to $821 thousand and $2.3 million for the same periods in 2023. The Company is currently evaluating these partnerships and, as a result, anticipates a decline in noninterest income associated with fintech lending partnerships beginning in 2025.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	Change $	Change %
Salaries and employee benefits	$13,938	$14,640	$(702)	(4.8%)
Occupancy and equipment	1,394	1,475	(81)	(5.5%)
Technology and communications	2,767	2,891	(124)	(4.3%)
Legal and regulatory filings	614	912	(298)	(32.7%)
Advertising and marketing	222	350	(128)	(36.6%)
Audit fees	498	791	(293)	(37.0%)
FDIC insurance	1,130	1,322	(192)	(14.5%)
Intangible amortization	265	308	(43)	(14.0%)
Other contractual services	1,374	1,492	(118)	(7.9%)
Other taxes and assessments	759	802	(43)	(5.4%)
Regulatory remediation	357	3,782	(3,425)	(90.6%)
Goodwill impairment	—	26,826	(26,826)	(100.0%)
ESOP litigation	—	6,000	(6,000)	(100.0%)
Other	3,177	3,030	147	4.9%
Total noninterest expense	$26,495	$64,621	$(38,126)	(59.0%)

	For the nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	Change $	Change %
Salaries and employee benefits	$44,918	$44,447	$471	1.1%
Occupancy and equipment	4,221	4,957	(736)	(14.8%)
Technology and communications	7,378	7,670	(292)	(3.8%)
Legal and regulatory filings	1,424	4,899	(3,475)	(70.9%)
Advertising and marketing	701	973	(272)	(28.0%)
Audit fees	1,948	1,440	508	35.3%
FDIC insurance	4,324	3,297	1,027	31.1%
Intangible amortization	828	998	(170)	(17.0%)
Other contractual services	4,851	5,649	(798)	(14.1%)
Other taxes and assessments	2,290	2,407	(117)	(4.9%)
Regulatory remediation	4,398	7,304	(2,906)	(39.8%)
Goodwill impairment	—	26,826	(26,826)	(100.0%)
ESOP litigation	—	6,000	(6,000)	(100.0%)
Other	11,033	10,653	380	3.6%
Total noninterest expense	$88,314	$127,520	$(39,206)	(30.7%)

Excluding the goodwill impairment charge, the ESOP litigation settlement charge, and regulatory remediation expenses, noninterest expense decreased $1.9 million and $3.5 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023. Salaries and employee benefits expense in third quarter of 2024 reflected lower head count, primarily in the Bank's GGL and compliance areas, and lower health insurance expense compared to the same respective period of 2023. Lower legal and regulatory filings expenses in the 2024 periods were primarily the result of reduced legal costs associated with the VCB ESOP litigation. Lower other contractual services and regulatory remediation expenses in the 2024 period were due to the reduction in the use of third-party resources in the Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) area, as the Bank completes certain requirements under the Consent Order and exits its fintech BaaS operations. Higher audit fees in the first nine months of 2024 were primarily due to outsourced internal audits and assessments related to fintech operations. Higher Federal Deposit Insurance Corporation ("FDIC") insurance expense in the first nine months of 2024 was primarily due to changes in the Bank's insurance assessment rate. Other noninterest expense in the 2024 periods included approximately $940 thousand of excise taxes related to the surrender of bank owned life insurance policies in the period.

Income Tax Expense. Income tax expense for the three months ended September 30, 2024 was $599 thousand compared to an income tax benefit of $4.7 million for the same period of 2023, resulting in effective income tax rates of 38.8% and 10.2%, respectively. Income tax benefit for the nine months ended September 30, 2024 was $424 thousand compared to income tax benefit of $5.3 million for the same period in 2023, resulting in effective income tax rates of 3.1% and 10.4% for the same respective periods. The higher effective income tax rate for the three months ended September 30, 2024 was primarily attributable to the vesting of restricted stock awards, where the fair value of the underlying stock at the time of vesting was lower than the fair value previously recognized for financial reporting purposes. The lower effective income tax rate for the nine months ended September 30, 2024 was primarily attributable to $2.0 million of tax expense recognized in the second quarter of 2024 upon surrendering bank owned life insurance policies. Taxes on such earnings were previously permanently deferred but became subject to tax upon the surrender of the policies. The effective tax rates in the 2023 periods were primarily attributable to the goodwill impairment charge of $26.8 million, which had no tax effect, thus resulting in a lower income tax benefit.

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

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$378,922	17.4%	$508,944	21.0%
Real estate – construction, commercial	116,276	5.3%	180,052	7.4%
Real estate – construction, residential	43,322	2.0%	75,832	3.1%
Real estate – commercial	873,721	40.1%	870,540	35.8%
Real estate – residential	713,442	32.7%	730,110	30.1%
Real estate – farmland	5,619	0.3%	5,470	0.2%
Consumer	48,206	2.2%	59,169	2.4%
Gross loans held for investment	2,179,508	100.0%	2,430,117	100.0%
Deferred costs, net of loan fees	905		830
Gross loans held for investment, net of deferred costs	2,180,413		2,430,947
Less: allowance for credit losses	(25,453)		(35,983)
Net loans	$2,154,960		$2,394,964
Loans held for sale (not included in totals above)	$22,082		$46,337

The following table presents the Company’s portfolio of commercial real estate loans by property type as of the dates stated.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate – owner occupied	$201,149	23.0%	$210,233	24.1%
Commercial real estate – non-owner occupied
Multifamily	188,193	21.5%	162,888	18.7%
Hospitality	126,067	14.4%	136,679	15.7%
Retail	108,767	12.4%	118,638	13.6%
Office	76,603	8.8%	71,717	8.2%
Mixed use	49,880	5.7%	54,590	6.3%
Warehouse and industrial	41,035	4.7%	40,643	4.7%
Other	82,027	9.4%	75,152	8.6%
Total real estate – commercial	$873,721	100.0%	$870,540	100.0%

The current lending environment for commercial real estate (“CRE”) loans has heightened risk due to a higher interest rate environment. Potential negative impacts include higher debt service burdens for floating rate loans and fixed rate loans that mature and require renewal or refinancing. Collateral values overall may be impaired by higher capitalization rates and also pose risks for refinancing maturing loans. In addition, certain CRE collateral types have experienced declining occupancy, demand, and rental rates, which could potentially lead to material declines in property level economics and borrowers' ability to service their debt.

In response to the heightened risk, earlier in 2024 the Bank’s credit policy and risk committee conducted a targeted exam of certain of the Bank’s loan types, including office loans, to confirm its internal risk ratings. In addition, the Bank’s credit administration department led by its Chief Credit Officer performs a periodic analysis of emerging trends by geography where the Bank has the largest concentrations by CRE property type. The analysis includes all real estate property types and geographic markets represented in the loan portfolio. This analysis is provided to the board of directors to assess whether the CRE lending strategy and risk appetite continue to be appropriate, considering changes in local market conditions and the Bank’s exposure to collateral type concentrations. Also, concentration limits by real estate collateral type are approved and monitored by the board of directors. As of September 30, 2024, all limits are in compliance.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2024.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$378,922	$92,609	$152,712	$125,804	$25,308	$1,600	$133,601	$49,784	$65,195	$18,622
Real estate – construction, commercial	116,276	21,785	74,876	15,787	15,305	43,784	19,615	18,530	1,027	58
Real estate – construction, residential	43,322	29,989	3,007	2,635	60	312	10,326	75	—	10,251
Real estate – commercial	873,721	82,472	465,070	86,979	198,228	179,863	326,179	196,487	120,149	9,543
Real estate – residential	713,442	17,272	409,299	12,007	78,770	318,522	286,871	34,321	33,540	219,010
Real estate – farmland	5,619	698	2,086	164	239	1,683	2,835	1,808	310	717
Consumer loans	48,206	2,183	6,879	6,783	96	—	39,144	28,415	10,728	1
Gross loans	$2,179,508	$247,008	$1,113,929	$250,159	$318,006	$545,764	$818,571	$329,420	$230,949	$258,202
Allowance for Credit Losses. In determining the adequacy of the Company’s ACL, management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of September 30, 2024 and December 31, 2023. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments; adverse developments in the economy, on a national basis or in the Company’s market area; and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following table presents an analysis of the change in the ACL by loan type as of the dates and for the periods stated.

	As of and for the three months ended		As of and for the nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Allowance for credit losses, beginning of period	$28,036	$38,567	$35,893	$30,740
Impact of ASC 326 adoption	—	—	—	7,418
Charge-offs
Commercial and industrial	(6,001)	(1,832)	(19,940)	(9,927)
Real estate – construction, commercial	—	—	—	(28)
Real estate – construction, residential	—	—	(39)	—
Real estate – commercial	(1,109)	—	(1,109)	—
Real estate – residential	(30)	—	(74)	(1,255)
Consumer	(773)	(749)	(2,063)	(1,699)
Total charge-offs	(7,913)	(2,581)	(23,225)	(12,909)
Recoveries
Commercial and industrial	11,095	1,596	14,455	2,327
Real estate – construction, commercial	—	5	—	15
Real estate – construction, residential	—	132	—	132
Real estate – commercial	—	—	—	263
Real estate – residential	60	126	76	145
Consumer	175	186	654	397
Total recoveries	11,330	2,045	15,185	3,279
Net recoveries (charge-offs)	3,417	(536)	(8,040)	(9,630)
(Recovery of) provision for credit losses - loans	(6,000)	11,600	(2,400)	21,103
Allowance for credit losses, end of period	$25,453	$49,631	$25,453	$49,631
Ratio of net recoveries (charge-offs) to average loans outstanding during period:
Commercial and industrial	4.91%	(0.16)%	(4.67)%	(5.05)%
Real estate – construction, commercial	—%	0.01%	—%	(0.03)%
Real estate – construction, residential	—%	0.66%	(0.25)%	0.65%
Real estate – commercial	(0.53)%	—%	(0.52)%	0.12%
Real estate – residential	0.02%	0.07%	—%	(0.66)%
Consumer	(4.51)%	(3.65)%	(10.06)%	(8.68)%
Total	0.61%	(0.09)%	(1.38)%	(1.58)%

In the second quarter of 2024, the Company executed an agreement to sell a nonperforming specialty finance loan to a third party, reclassifying the loan from loans held for investment to loans held for sale in the same period at its estimated fair value. Upon reclassification, the Company recorded a charge-off of substantially all of the reserve held on the loan, which was provisioned for in prior years. In the third quarter, the sale was completed upon the receipt of all contractual amounts due, and pursuant to the note sale agreement, the Company recorded an $8.4 million recovery of credit losses.

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

	September 30, 2024		December 31, 2023
(Dollars in thousands)	ACL Amount	% of Loans	ACL Amount	% of Loans
Commercial and industrial	$5,951	17.4%	$13,787	21.0%
Real estate – construction, commercial	3,143	5.3%	4,024	7.4%
Real estate – construction, residential	660	2.0%	1,094	3.1%
Real estate – commercial	9,084	40.1%	9,929	35.8%
Real estate – residential	6,029	32.7%	6,286	30.1%
Real estate – farmland	19	0.3%	15	0.2%
Consumer	567	2.2%	758	2.4%
Total	$25,453	100.0%	$35,893	100.0%

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans held for investment	$28,349	$60,026
Loans past due 90 days and still accruing	3,725	3,037
Total nonperforming loans	$32,074	$63,063
OREO (1)	100	—
Total nonperforming assets	$32,174	$63,063
Loans held for sale	$22,082	$46,337
Loans held for investment	2,180,413	2,430,947
Total loans	$2,202,495	$2,477,284
Total assets	$2,944,691	$3,117,554
ACL	$25,453	$35,893
ACL to total loans held for investment	1.17%	1.48%
ACL to nonaccrual loans	89.78%	59.80%
ACL to nonperforming loans	79.36%	56.92%
Nonaccrual loans to total loans	1.29%	2.42%
Nonperforming loans to total loans	1.46%	2.55%
Nonperforming loans to total assets	1.09%	2.02%
Nonperforming assets to total assets	1.09%	2.02%

(1) Included in other assets on the consolidated balance sheets.

Nonperforming loans, which include nonaccrual loans and loans past due 90 days and still accruing interest, decreased $31.0 million from December 31, 2023 to $32.1 million as of September 30, 2024. This decline primarily reflects the sale of the previously noted specialty finance loan, which had a December 31, 2023 carrying value of $32.8 million.

The remaining purchase accounting adjustments (discounts) related to loans acquired by the Company were $4.2 million and $5.1 million at September 30, 2024 and December 31, 2023, respectively.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to provide collateral for borrowings. Securities in the investment portfolio classified as securities AFS may be sold in response to changes in market interest rates, changes in the security's prepayment risk, general liquidity needs, such as funding loans and deposits, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s AFS investment securities portfolio was $314.8 million as of September 30, 2024, a decrease of $6.3 million from $321.1 million at December 31, 2023, primarily due to the sale of several mortgage backed securities and normal principal amortization, partially offset by year-to-date unrealized gains. As a result of elevated market interest rates, the Company’s portfolio of AFS securities had an unrealized loss of approximately $44.7 million as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, the majority of the investment securities portfolio consisted of securities rated as investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default. At September 30, 2024 and December 31, 2023, securities with a fair value of $273.0 million and $35.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews its AFS investment securities portfolio for potential credit losses at least quarterly. AFS investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired AFS securities prior to the recovery of the amortized cost. No ACL has been recognized for AFS securities as of both September 30, 2024 and December 31, 2023.

Restricted equity investments consisted of stock in the FHLB (carrying basis $11.3 million and $12.3 million at September 30, 2024 and December 31, 2023, respectively), stock in the Federal Reserve Bank of Richmond (the "FRB") (carrying value of $9.2 million and $5.9 million at September 30, 2024 and December 31, 2023, respectively), and stock in the Company’s correspondent bank (carrying value of $468 thousand at both September 30, 2024 and December 31, 2023). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.5 million and $12.9 million as of September 30, 2024 and December 31, 2023, respectively. The Company reports such investments at fair value if observable market transactions have occurred in similar securities, resulting in a new carrying value that is evaluated for impairment no less than quarterly. These impairment analyses may include quantitative and/or qualitative information obtained either directly from the investee, a third-party broker, or a third-party valuation firm. If a potential impairment has been identified, the carrying value of the investment would be written down to its estimated fair market value through a charge to earnings. In the second quarter of 2024, the Company identified potential impairment triggers related to one of its investments, mainly due to regulatory pressures on banks partnering with fintech companies in the BaaS sector. These pressures led some fintech companies to announce cost-saving measures and at least one to seek bankruptcy protection. As a result, the Company engaged a third-party valuation firm to value the Company's investment in a fintech company. This valuation resulted in an $8.5 million impairment charge, recorded in fair value adjustments of other equity investments, to adjust the investment to its estimated fair market in the second quarter of 2024.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$1,546	0.69%	$—	—	$15,145	2.24%	$176,179	1.88%	$192,870
U. S. Treasury and agencies	1	—	35,205	1.14%	38,950	2.14%	5,272	1.97%	79,428
State and municipal	495	4.58%	5,632	2.51%	34,012	2.03%	10,156	2.53%	50,295
Corporate bonds	—	—	8,375	7.47%	28,008	4.27%	500	4.00%	36,883
Total	$2,042		$49,212		$116,115		$192,107		$359,476

Deposits. The principal sources of funds for the Company are deposits, including transaction accounts (demand deposits and money market accounts), time deposits, and savings accounts, of customers in the Company’s primary geographic market area. Such customers provide the Bank a source of fee income and cross-marketing opportunities and are generally a lower cost source of funding for the Bank.

Fintech-related deposits are sourced from fintech partnerships and in recent history have been a significant source of deposits for the Company. Fintech BaaS deposits comprise a significant portion of the Company’s fintech-related deposits. The Company is exiting its fintech BaaS operations and expects to be fully exited by the end of the fourth quarter of 2024.

Brokered deposit balances are sourced through intermediaries and are an unsecured source of funding for the Bank. Brokered deposits were added throughout 2023 to enhance liquidity in light of financial industry events that began in March 2023 and in anticipation of the exit of the Company's fintech BaaS operations. Brokered deposits represented approximately 18.3% and 20.1% of total deposits as of September 30, 2024 and December 31, 2023, respectively, and were all time deposits at September 30, 2024. The Bank has a liquidity management program, with oversight of the Bank’s asset and liability committee (the “ALCO”) that sets forth guidelines for the desired maximum level of brokered deposits, which is 20.0% of total deposits. As noted, the Company issued brokered deposits as a liquidity management tool in light of industry events and the exit of its fintech BaaS operations, and for these reasons, brokered deposit levels approximated the high-end of the guideline at September 30, 2024. In recent quarters, the Company has reduced levels of brokered deposits and expects to continue to reduce levels in future periods to a level of 10.0% or less of total deposits. As certain brokered deposits have multiple-year terms, the Company expects brokered deposits to be a funding source for several years. The ALCO monitors brokered deposit concentrations as part of its liquidity risk management program.

Total deposits decreased $219.5 million from $2.57 billion as of December 31, 2023 to $2.35 billion as of September 30, 2024, as:

•
Deposits, excluding fintech-related and brokered deposits, increased $143.5 million from approximately $1.58 billion as of December 31, 2023 to approximately $1.73 billion as of September 30, 2024;
•
Fintech-related deposits decreased $278.4 million from approximately $465.9 million as of December 31, 2023 to approximately $187.5 million as of September 30, 2024. Of the decline, fintech BaaS deposits decreased $307.3 million from December 31, 2023, and represent approximately 3% of total deposits at September 30, 2024. Partially offsetting the decline in fintech BaaS deposits were $28.9 million of increased fintech corporate deposits;
•
Brokered deposits decreased $85.0 million from approximately $515.5 million as of December 31, 2023 to approximately $430.5 million as of September 30, 2024.

As a result of the Consent Order, subsequent to the date of the order, the Bank is prohibited from soliciting, accepting, renewing, or rolling over any brokered deposits, except in compliance with certain applicable restrictions under federal law, while subject to the Consent Order. In response and pursuant to 12 USC 1831f, 12 CFR 337.6(c) and 12 CFR 303.243(a), the Bank submitted to the FDIC an application for a waiver of the prohibition on the acceptance, renewal, or rollover of brokered deposits by an adequately capitalized insured depository institution. During the third quarter, the Bank received approval from the FDIC allowing the Bank to accept, renew, and rollover brokered deposits. The approval is for a six-month period and in the amount of maturities during this period. The Bank expects to file another application for waiver of this prohibition in the fourth quarter of 2024.

Estimated uninsured deposits totaled approximately $402.0 million as of September 30, 2024, or 16.8% of total deposits, compared to $573.9 million, or 22.3% of total deposits, as of December 31, 2023. Excluding fintech BaaS deposits, estimated uninsured deposits were 16.7% and 18.2% of total deposits as of September 30, 2024 and December 31, 2023, respectively.

Approximately 19.6% of total deposits as of September 30, 2024 were composed of noninterest-bearing demand deposits compared to 19.7% as of December 31, 2023. In contrast, approximately 44.1% and 34.8% of total deposits as of September 30, 2024 and December 31, 2023, respectively, were composed of time deposits.

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Maturing in:
3 months or less	$23,541	$30,547
Over 3 months through 6 months	36,096	19,961
Over 6 months through 12 months	58,778	36,254
Over 12 months	31,932	9,500
Total	$150,347	$96,262

Borrowings. The following tables present information on the balances and interest rates on borrowings as of the dates and for the periods stated.

	As of and for the nine months ended September 30, 2024
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$190,000	$280,000	$226,117	4.34%
FRB borrowings	—	65,000	30,839	4.67%

	As of and for the year ended December 31, 2023
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$210,000	$310,800	$263,259	4.48%
FRB borrowings	65,000	65,000	41,672	4.78%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying pledged loans in the Company’s residential, multi-family, and commercial real estate mortgage loan portfolios, as well as selected investment securities. FRB advances through the FRB Discount Window are secured by qualifying pledged commercial and industrial loans.

Total borrowings decreased $85.0 million from $275.0 million as of December 31, 2023 to $190.0 million as of September 30, 2024. The Company utilizes its FHLB line of credit, as an element of its liquidity management program, to maintain cash levels in the range of 3%-5% of total assets. In the year-to-date period, funding from the Private Placements contributed to the reduction of outstanding balances. Conversely, FHLB advances were used to meet the effects from fintech BaaS operation wind down, if and when the timing of such differed from loan payoffs/paydowns and asset liquidations.

Subordinated notes, net, totaled $39.8 million and $39.9 million as of September 30, 2024 and December 31, 2023, respectively. The effective interest rate on the subordinated notes for the three and nine months ended September 30, 2024 was 5.69% and 5.61%, respectively, compared to 5.67% and 5.57% for the same periods in 2023. The Company's subordinated notes are comprised of an issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and an issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). The fixed rates on these subordinated notes transition to variable rates based on the Secured Overnight Funding Rate ("SOFR") roughly five years from issued date. On October 15, 2024, the rate on the 2029 Notes reset quarterly to the current three-month SOFR interest rate, which was 465.0 basis points, plus 433.5 basis points. On June 1, 2025, the rate on the 2030 Note will reset quarterly to the current three-month SOFR interest rate plus 587 basis points.

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

Deposits are the primary source of the Company’s liquidity. Cash flow from amortizing or maturing assets also provides funding to meet the liquidity needs of the Company. Deposit sources are the Bank’s core customers and through brokered deposit markets. These markets are accessed through brokers or through the IntraFi Network (“IntraFi”), of which the Bank is a member. IntraFi facilitates the Bank attaining brokered deposits via an on-line marketplace. The Bank utilizes IntraFi's reciprocal deposit services to offer its high-value customers access to FDIC insurance through IntraFi's network of banks. Partly through the use of the IntraFi reciprocal deposit program, the Company has reduced uninsured deposits to $402.0 million as of September 30, 2024 from $573.9 million as of December 31, 2023, respectively.

The Company has established a formal liquidity contingency plan that provides guidelines for liquidity management. Pursuant to the Company’s liquidity contingency plan, liquidity needs are forecasted based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. Management then stress tests the Company’s liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. Management also monitors the Company’s liquidity position on a day-to-day basis through daily cash monitoring and short- and long-term cash flow forecasting and believes its sources of liquidity are adequate to conduct the business of the Company.

The following table presents information on the available sources of liquidity as of the period stated.

(Dollars in thousands)	Capacity	Less: Outstanding Borrowings		Available Balance
Cash and due from banks				$281,698
Fed funds sold				2,910
Unpledged securities available for sale				41,801
Total				$326,409
Borrowings
FHLB	$680,109	$271,160	(1)	$408,949
FRB	69,620	—		69,620
Unsecured line of credit	10,000	—		10,000
Total	$759,729	$271,160		$488,569
Available liquidity as of September 30, 2024				$814,978

(1) Outstanding borrowings is comprised of advances of $190.0 million and letters of credit totaling $81.2 million, of which $80.0 million served as collateral for public deposits with the Treasury Board of the Commonwealth of Virginia.

Managing the Company's liquidity position through the exit of the fintech BaaS operations has required significant liquidity oversight. Management has utilized proceeds from the Private Placements, loan portfolio amortization and prepayments, in-market deposit growth, and, as needed, availability of secured borrowing capacity to offset the outflow of fintech BaaS deposits. Fintech BaaS deposits have declined $307.3 million since December 31, 2023, with $63.7 million remaining as of September 30, 2024. Management believes that it has the adequate sources of liquidity to meet the remainder of the wind down and brokered deposit maturities.

Uninsured deposits at September 30, 2024 were $402.0 million or 16.8% of total deposits. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could more than satisfy the demand with cash on-hand and FHLB and FRB borrowing capacity.

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

Banks must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios except the Tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Additionally, regulators may place certain restrictions on dividends paid by banks. The total amount of dividends which may be paid at any date is generally limited to retained earnings of banks.

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

The Consent Order requires the Bank to achieve and maintain minimum capital requirements that are higher than those required for capital adequacy purposes. Specifically, the Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of September 30, 2024 and June 30, 2024, the Bank met these minimum capital ratios. Until such levels are maintained and the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

Because the Bank may not be deemed to be “well capitalized” while subject to the Consent Order, it could be required to pay higher insurance premiums to the FDIC, obtain approval prior to acquiring branches or opening new lines of business, and be subject to increased regulatory scrutiny such as limitations on asset growth.

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

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject. On January 1, 2024, the Company became subject to these ratios. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank with the corresponding capital amounts for both the leverage ratio and the total capital ratio as of both September 30, 2024 and December 31, 2023. The CECL Transitional Amount was $8.1 million, of which $4.1 million and $2.0 million reduced the regulatory capital amounts and capital ratios as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$367,736	16.64%	$232,080	10.50%	$221,028	10.00%	$287,337	13.00%
Blue Ridge Bankshares, Inc.	$427,441	19.26%	$177,546	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$346,545	15.68%	$187,875	8.50%	$176,823	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$345,839	15.58%	$133,186	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$346,545	15.68%	$154,720	7.00%	$143,669	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$345,839	15.58%	$99,889	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$346,545	11.56%	$119,912	4.00%	$149,890	5.00%	$299,779	10.00%
Blue Ridge Bankshares, Inc.	$345,839	11.46%	$120,712	4.00%	n/a	n/a	n/a	n/a

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$270,293	10.25%	$276,842	10.50%	$263,659	10.00%	$342,757	13.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$224,111	8.50%	$210,928	8.00%	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$184,562	7.00%	$171,379	6.50%	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$239,775	7.49%	$128,001	4.00%	$160,001	5.00%	$320,003	10.00%

Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. As of September 30, 2024 and December 31, 2023, the Company had outstanding loan commitments of $320.3 million and $480.8 million, respectively. Of these amounts, $106.3 million and $113.5 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2024 and December 31, 2023, commitments under outstanding financial stand-by letters of credit totaled $11.9 million and $12.6 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three and nine months ended September 30, 2024, the Company recorded a recovery of credit losses for unfunded commitments of $200 thousand and $1.7 million, respectively, primarily due to lower balances of unfunded loan commitments. As of September 30, 2024, the reserve for unfunded commitments was $1.4 million compared to $3.1 million as of December 31, 2023.

As of and for the three month period ended September 30, 2024, the Company recorded a recourse reserve of $520 thousand for estimated putbacks and transition costs as part of the sale of a portion of its MSR portfolio in the same period. This amount is included in the loss on sale of MSRs and other liabilities on the consolidated statement of operations and consolidated balance sheet, respectively. The putbacks relate to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, as well as any deficiencies in the underlying documentation, all of which are subject to term limits per the sales agreement.

The Company invests in various partnerships, limited liability companies, and small business investment company funds. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At September 30, 2024, the Company had future commitments outstanding totaling $7.6 million related to these investments.

Interest Rate Risk Management

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and other market-based index rates. The Company’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Bank maintains. The Company manages interest rate risk through an ALCO comprised of members of management. The ALCO is responsible for monitoring the Company’s interest rate risk in conjunction with liquidity and capital management, pursuant to policy guidelines approved by the board of directors.

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

	September 30, 2024
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$2,073	2.6%	$4,289	4.7%
+300 basis points	2,555	3.2%	4,173	4.6%
+200 basis points	2,450	3.0%	3,633	4.0%
+100 basis points	1,636	2.0%	2,343	2.6%
Base case
-100 basis points	(2,927)	(3.6%)	(3,867)	(4.2%)
-200 basis points	(6,327)	(7.8%)	(8,870)	(9.7%)
-300 basis points	(9,826)	(12.1%)	(13,929)	(15.2%)
-400 basis points	(13,306)	(16.5%)	(18,624)	(20.3%)

	December 31, 2023
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$(17,416)	(19.6%)	$(14,978)	(15.7%)
+300 basis points	(12,160)	(13.7%)	(10,262)	(10.7%)
+200 basis points	(7,416)	(8.4%)	(5,957)	(6.2%)
+100 basis points	(3,324)	(3.7%)	(2,448)	(2.6%)
Base case
-100 basis points	2,028	2.3%	930	1.0%
-200 basis points	3,615	4.1%	778	0.8%
-300 basis points	4,732	5.3%	(305)	(0.3%)
-400 basis points	5,621	6.3%	(1,238)	(1.3%)

The change in the results of interest rate scenarios from December 31, 2023 to September 30, 2024 is primarily the result of the decrease in the Bank’s fintech BaaS deposits. A significant portion of fintech BaaS deposits bear interest rates that adjust with changes in the federal funds rate making them highly sensitive to instantaneous interest rate changes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

For information regarding legal proceedings in which the Company is involved, please see Note 13 to the unaudited consolidated financial statements included in this Form 10-Q.

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

The Series C Preferred Stock has certain rights, preferences, and privileges compared to the rights, preferences, and privileges of common stock. For example, the Series C Preferred Stock is senior to the Company’s common stock, such that in the event of any liquidation, dissolution, or winding up of the Company’s affairs, each holder of shares of Series C Preferred Stock will be entitled to receive for each share of Series C Preferred Stock, out of the assets of the Company or proceeds thereof available for distribution to shareholders of the Company, before any distribution of such assets or proceeds is made to the holders of shares of the Company’s common stock, payment in an amount equal to the sum of (i) the liquidation amount (which is initially $10 thousand per share of Series C Preferred Stock) and (ii) any declared and unpaid dividends on such share of Series C Preferred Stock (collectively, the “Liquidation Preference”). In the case of a merger, sale of substantially all of the Company’s assets, or certain other reorganization events, each holder of Series C Preferred Stock will be entitled to receive for each share of Series C Preferred Stock, out of the assets of the Company or proceeds thereof (whether capital or surplus), legally available for distribution to the shareholders of the Company, a preference distribution equal to two times the amount of the Liquidation Preference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1

Blue Ridge Bankshares, Inc. Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to Appendix A of the proxy statement for the Annual Meeting of Shareholders held October 10, 2024, filed on August 30, 2024).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: November 6, 2024	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer