Form 10-K
period 2024-12-31
BLUE RIDGE BANKSHARES, INC.
filed 2025-03-10
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-39165

BLUE RIDGE BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Virginia	54-1838100
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1801 Bayberry Court, Suite 101 Richmond, Virginia	23226
Address of Principal Executive Offices	Zip Code

(888) 331-6521

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2024, based on the closing sale price of the registrant’s common stock on June 30, 2024, was approximately $129,132,080.

The registrant had 87,789,843 shares of common stock, no par value per share, outstanding as of March 3, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

ITEM 1: BUSINESS

General

Blue Ridge Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Richmond, Virginia. The Company provides commercial and consumer banking and financial services through its wholly-owned bank subsidiary, Blue Ridge Bank, National Association (the “Bank”), and its wealth and trust management subsidiary, BRB Financial Group, Inc. (the “Financial Group”). The Company was incorporated under the laws of the Commonwealth of Virginia in July 1988.

The Bank is a federally chartered national bank with its main office in Martinsville, Virginia that traces its roots to Page Valley Bank of Virginia, which opened for business in 1893. At December 31, 2024, the Bank operated twenty-seven full-service banking offices across its footprint, which stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and the Hampton Roads region of Virginia and into central North Carolina.

The Bank serves businesses, professionals, consumers, nonprofits, and municipalities with a wide variety of financial services, including retail and commercial banking, and mortgage banking lending. Banking products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, credit cards, online banking, telephone banking, and mobile banking. Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the full extent of the limits of the DIF.

The Company, through the Financial Group, offers investment and wealth management and management services for personal and corporate trusts, including estate planning, estate settlement, trust administration, and life insurance products. The Company, through its minority investment in Hammond Insurance Agency, Incorporated, offers property and casualty insurance to individuals and businesses. The Bank’s mortgage banking activities include a retail mortgage business operating as Monarch Mortgage. The Company conducted a wholesale mortgage business operating as LenderSelect Mortgage Group until it was sold on May 15, 2023.

The Company's primary source of revenue is interest income from its lending activities. The Company's other sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, mortgage banking income, transactions and fee income from its lending and deposit activities, including fintech activities, and income associated with wealth and trust management services. The Company's major expenses are interest on deposits and general and administrative expenses, such as employee salaries and benefits, FDIC assessments, data processing expenses, technology costs, and professional services expenses.

Over the past several years, the Company has had partnerships with financial technology ("fintech") providers, through which it provided indirect depository services (referred to as banking-as-a-service or "BaaS") to both consumers and businesses. Fintech companies provide technologies to enable the delivery of digital bank services and are a source of interest and fee income, and deposits. During 2024, the Company, through an orderly wind down, exited its BaaS depository operations; therefore, as of December 31, 2024, the Company had no active end-users attained through fintech channels. At the end of 2023, the Bank had active fintech BaaS partnerships, which included Unit Finance, Inc. (“Unit”) and Ratchet, Inc. (doing business as Increase). Pursuant to the Unit partnership, the Bank had subpartner relationships that target certain niches of end users, where Unit provides the technology platform to access banking activities. The Company also provides indirect lending services through fintech partnerships. In these arrangements, the fintech partner sources the loans, which the Bank then originates. The loans are then purchased by the fintech partner or other third-party within up to 15 days from origination. As of December 31, 2024, the Company offered indirect fintech lending services conducted through Upgrade, Inc., Best Egg, Inc., Kashable, LLC, and Grow Credit, Inc. As of the end of 2023, the Company also partnered with Flexible Finance, Inc. and Jaris Lending, LLC in offering indirectly lending services. The Company has reported plans to exit its indirect fintech lending relationships and expects to be completely exited by early 2026.

As of December 31, 2024, the Company had total assets of approximately $2.74 billion, total gross loans of approximately $2.11 billion, total deposits of approximately $2.18 billion, and stockholders’ equity of approximately $327.8 million.

Private Placements

In the second quarter of 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $161.6 million (collectively, the "Private Placements"). At a special meeting of shareholders held June 20, 2024, the Company’s shareholders approved the Private Placements and an amendment to the Company's articles of incorporation authorizing the issuance of additional shares of common stock, thus enabling the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. On June 28, 2024, all outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) converted into shares of the Company’s common stock. On July 11, 2024, the holder of the Company's Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) received the required regulatory non-objection to exchange the Series C Preferred Stock for common stock as stipulated in the Private Placement agreements. On November 7, 2024, all outstanding shares of the Series C Preferred Stock were exchanged for shares of the Company’s common stock. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.1 million.

The Private Placements also included the issuance of warrants to purchase common stock, Series B Preferred Stock, and Series C Preferred Stock. Warrants for Series B Preferred Stock and Series C Preferred Stock converted to warrants for common stock upon the conversion or exchange of the preferred stock to common stock. As of December 31, 2024, there were outstanding warrants to purchase 31,451,999 common shares. Of these, warrants to purchase 29,027,999 common shares have an exercise price of $2.50 per share with a remaining exercise term of 4.26 years, and warrants to purchase 2,424,000 common shares have an exercise price of $2.39 per share with a remaining exercise term of 4.45 years.

The Company intends to use the capital from the Private Placements to propel its near-term strategic initiatives, which include repositioning business lines, supporting organic growth, and further enhancing the Bank’s capital levels, including compliance with the minimum capital ratios set forth in the Consent Order issued by the Office of the Comptroller of the Currency (the "OCC") on January 24, 2024 (the “Consent Order”).

Regulatory Matters

On January 24, 2024, the Bank consented to the issuance of the Consent Order with the OCC. The Consent Order generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering ("BSA/AML"), and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. As of December 31, 2024, the Bank’s capital ratios exceeded these minimum capital ratios. The Company believes it has made significant progress towards meeting the requirements of the Consent Order. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.10 and 10.11, respectively, to this Annual Report on Form 10-K.

Other Matters

On January 31, 2021, the Company completed a merger with Bay Banks of Virginia, Inc. (“Bay Banks”), a bank holding company conducting substantially all its operations through its subsidiaries, Virginia Commonwealth Bank and VCB Financial Group, Inc. Immediately following the Company’s merger with Bay Banks, Virginia Commonwealth Bank was merged with and into the Bank, while VCB Financial Group, Inc., subsequently renamed BRB Financial Group, Inc., became a subsidiary of the Company (collectively, the “Bay Banks Merger”). The Bay Banks Merger added $1.22 billion in assets and $1.03 billion in deposits and expanded the Bank’s operating footprint east through the greater Richmond region, the Northern Neck region, Middlesex County, and the Hampton Roads region of Virginia.

As a bank holding company incorporated under the laws of the Commonwealth of Virginia, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia SCC”). The Bank’s primary federal regulator is the the OCC.

The Company qualifies as a "smaller reporting company” ("SRC") as defined in federal securities laws, and will remain a SRC until the fiscal year following the determination that the market value of its common stock held by non-affiliates is more than $250 million measured on the last business day of its second fiscal quarter, or its annual revenues are less than $100 million during the most recently completed fiscal year and the market value of its common stock held by non-affiliates is more than $700 million measured on the last business day of its second fiscal quarter. SRCs have reduced disclosure obligations, such as the ability to provide simplified executive compensation information and only two years of audited financial statements.

The principal executive offices of the Company are located at 1801 Bayberry Court, Suite 101, Richmond, Virginia 23226, and its telephone number is (888) 331-6521.

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

Market Area

The Bank currently has branches in Callao, Charlottesville, Chester, Colonial Heights, Culpeper, Fredericksburg, Gordonsville, Harrisonburg, Hartfield, Henrico, Kilmarnock, Louisa, Luray, Martinsville, Midlothian, Mineral, Montross, Orange, Petersburg, Richmond, Shenandoah, Suffolk, Virginia Beach, Warsaw, and White Stone, Virginia, and in Greensboro, North Carolina. Additionally, the Company has offices located in Winchester and Norfolk, Virginia, to support its commercial lending operations. Interstates 40, 64, 66, 73, 74, 81, 85, and 95 and ancillary major highways pass through the Bank’s market area and provide efficient access to other regions of Virginia, North Carolina, and beyond. The Company’s primary market area stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and the Hampton Roads region of Virginia and into central North Carolina. The Company’s retail mortgage operations are primarily in the Mid-Atlantic and Southern regions of the United States.

Products and Services

Mortgage Loans on Real Estate. The Company’s mortgage loans on real estate comprise the largest segment of its loan portfolio. Mortgage loans on real estate include those on family residential properties, 1-4 family investment properties, home equity loans, commercial properties, and owner-occupied commercial properties. The Company also makes loans on properties under construction to qualified individuals and builders. These loans are for the construction period and funds are disbursed as construction progresses and verified by the Company. Loans are for varying terms and may be at fixed or adjustable interest rates.

Residential Mortgage Loans. Residential mortgages are underwritten and documented within regulatory guidelines. The Company offers residential loan origination with such loans either sold in the secondary market or held by the Bank. Residential mortgages are generally underwritten in accordance with the guidelines of agencies including the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association (“Fannie Mae”), and Government National Mortgage Association (“Ginnie Mae”). These loans are then sold into the secondary market on a loan-by-loan basis to aggregators or directly to Fannie Mae and Ginnie Mae. The Bank earns origination, commitment, service release premium, pricing gain or loss, and servicing fees on each loan depending on how the loan is sold.

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

Small Business Administration Loans. Loans in this category provide the Bank's customers access to capital and provide more flexible terms as compared to conventional commercial loans. Loans in this category are underwritten pursuant to U.S. Small Business Administration ("SBA") guidelines and afford the Company guarantees under these programs. The guaranteed portion of SBA loans may be sold, in whole or in part, to secondary market buyers.

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

Commercial Banking Services. The Company offers a variety of commercial banking services, including deposit accounts, treasury management solutions, wire services, online banking, fraud prevention services, procurement cards, and a wide range of commercial lending options. The Company can also offer property and casualty insurance through its minority interest in Hammond Insurance Agency, Inc.

Wealth and Trust Services. The Company, through the Financial Group, offers investment and wealth management services and management services for personal and corporate trusts, including estate planning, estate settlement, trust administration, and life insurance products.

Fintech Lending Programs. The Company partners with certain fintech providers that accommodate lending programs to consumers. These loans are originated by the Bank to borrowers sourced by fintech partners. The loans are sold in up to 15 days from the time of origination. In January 2025, the Company reported that it plans to exit its indirect fintech lending relationships and expects for the indirect fintech lending operations to be completely exited by early 2026 as contracts mature with its remaining partners.

Competition

The financial services industry is highly competitive. The Company competes for loans, deposits, and other financial services directly with other bank and nonbank institutions, including credit unions, located within its markets, internet-based banks, out-of-market banks, and fintech companies that advertise in or otherwise serve its markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, and differentiators include the scope and type of services offered, interest rates paid on deposits and charged on loans, and the customer service experience. Many of the Company’s competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, greater technology, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. The Company believes that its competitive pricing, personalized service, and community involvement enable it to effectively compete in the communities in which it operates.

Governance, Social, and Human Capital

The Company operates under a governance structure that starts with an independent chairman of the board of directors of the Company who is independent from management. The Company believes effective oversight by the board of directors is an essential element of a financially sound and well-managed company. The board of directors establishes the Company’s risk philosophy, ensures that it has an appropriate risk-management framework, determines the overall business strategy, and monitors implementation of strategy. Employees operate under policies approved by the Company’s board of directors. Additionally, the Company upholds the highest workplace conduct standards and provides annual training on topics including, but not limited to, preventing harassment, workplace safety, ensuring data confidentiality, and maintaining ethical banking practices.

As further discussed in the following Supervision and Regulation section, the Bank is subject to the Community Reinvestment Act (the "CRA"), under which the appropriate federal banking agency periodically assesses the Bank’s record in meeting the credit needs of the communities it serves, including low and moderate income neighborhoods. The Bank has a designated CRA officer who monitors the Bank’s compliance under the CRA.

Management believes in giving back to the communities in which the Company serves. In 2024, the Company committed approximately $279 thousand of financial donations to community and not-for-profit organizations, including first responders, colleges and universities, youth athletics, and the arts. In addition, the Company's employees donate countless hours volunteering in their communities, business associations, and helping the underserved.

Management also believes that its employees are the cornerstone of the Company’s success. Their dedication, talent, and commitment are what drive the Company’s achievements. Management believes that the Company's compensation programs offer competitive salaries and performance-based bonuses, and a comprehensive benefits package including paid time off, health, dental, and vision coverage, disability insurance, paid parental leave, and a 401(k) retirement plan. The Company goes beyond compensation by investing in its employees' growth and development through professional development programs, ongoing training, and tuition reimbursement. The Company’s commitment extends to creating a fair and respectful work environment where everyone can thrive and contribute to the Company’s shared success.

The Company had 416 full-time and 18 part-time employees as of December 31, 2024.

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

The Bank is subject to the Consent Order, which requires the Bank and/or the board of directors of the Bank to, among other things, address and remediate BSA/AML deficiencies, violations and corrective actions, enhance oversight of its third-party partnerships, submit to the OCC acceptable strategic and capital plans and adopt, implement, and adhere to various revised and expanded risk-based policies, procedures, and processes. While subject to the Consent Order, the Bank is required to obtain an OCC non-objection prior to onboarding or signing a contract with a new third-party fintech relationship or offering new products or services or conducting new activities with or through existing third-party fintech relationships. The Company is actively working to bring the Bank’s policies, procedures, and operations into conformity with OCC directives and believes its has met many requirements of the Consent Order. Management believes the exit of fintech BaaS depository operations will expedite the satisfaction of the requirements of the Consent Order.

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

As with other financial institutions, the earnings of the Bank are affected by general economic conditions and by the monetary policies of the Federal Reserve. The Federal Reserve exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, setting the reserve requirements of member banks, and establishing the discount rate on member bank borrowings. The policies of the Federal Reserve have a direct impact on loan and deposit growth and the interest rates charged and paid thereon. They also affect the source, cost of funds, and the rates of return on investments. Changes in the Federal Reserve’s monetary policies have had a significant impact on the operating results of the Bank and other financial institutions and are expected to continue to do so in the future.

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

Blue Ridge Bank, National Association

The Bank is a federally chartered national bank. The Bank is subject to supervision, regulation, and examination by the OCC and is required to file various reports and additional information with the OCC and the FDIC. The OCC has primary supervisory and regulatory authority over the operations of the Bank. Because the Bank accepts insured deposits from the public, it is also subject to examination by the FDIC.

Depository institutions, including the Bank, are subject to extensive federal and state regulations that significantly affect their businesses and activities. Regulatory bodies have broad authority to implement standards and initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices. The standards relate generally to operations and management, asset quality, interest rate exposure, liquidity, and capital. The bank regulatory agencies are authorized to take action against institutions that fail to meet such standards.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), signed into law in July 2010, significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”), which became effective May 24, 2018, amended the Dodd-Frank Act to provide regulatory relief for certain smaller and regional financial institutions, such as the Company and the Bank. The EGRRCPA, among other things, provides financial institutions with less than $10 billion in total consolidated assets with relief from certain capital requirements and exempts banks with less than $250 billion in total consolidated assets from the enhanced prudential standards and the company-run and supervisory stress tests required under the Dodd-Frank Act. The Dodd-Frank Act has had, and may in the future have, a material impact on the Company’s operations, particularly through increased compliance costs resulting from current and possible future consumer and fair lending regulations. The future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements, or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

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

On October 18, 2022, the FDIC adopted a final rule to increase base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. The increase is being instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the “reserve ratio” of the DIF to total industry deposits. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2 percent. In the years ended December 31, 2024 and 2023, the Company recorded expense of $5.5 million and $5.1 million, respectively, for FDIC insurance premiums.

Capital Requirements

The Federal Reserve, the OCC, and the FDIC have issued substantially similar capital requirements applicable to all banks and bank holding companies. On January 1, 2024, the Company became subject to the bank holding capital requirements. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The Bank is subject to the Basel III capital framework and certain related provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Under the Basel III Capital Rules, banks must hold a "capital conservation buffer" of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the tier 1 leverage ratio. The Basel III Capital Rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 to risk-weighted assets of at least 4.50%, plus a 2.50% capital conservation buffer (resulting in a minimum common equity Tier 1 ratio of 7.00%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the 2.50% capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.50%), (iii) a ratio of total capital to risk-weighted assets of at least 8.00%, plus the 2.50% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.50%), and (iv) a leverage ratio of 4.00%, calculated as the ratio of Tier 1 capital to average assets ("Tier 1 leverage ratio"). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation, based on the amount of the shortfall.

With respect to banks, the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act ("FDI Act") specify that to be well capitalized under these regulations a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.50%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.00%; (iii) a total capital to risk-weighted assets ratio of at least 10.00%; and (iv) a Tier 1 leverage ratio of at least 5.00%.

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

As of December 31, 2024, the Bank's common equity Tier 1 capital ratio was 17.26%; its Tier 1 capital to risk-weighted asset ratio was 16.38%; its total capital to risk-weighted asset ratio was 16.38%; and the Bank's Tier 1 leverage ratio was 11.80%. The Bank exceeded the threshold to be considered well capitalized as of December 31, 2024. As of December 31, 2024, the Company's common equity Tier 1 capital ratio was 19.79%; its Tier 1 capital to risk-weighted asset ratio was 17.24%; its total capital to risk-weighted asset ratio was 17.24%; and its Tier 1 leverage ratio was 12.43%.

In addition to the foregoing capital requirements, as set forth in the Consent Order, the Bank is subject to minimum capital ratios for Tier 1 leverage and total capital to risk-weighted assets that are higher than those required for capital adequacy purposes generally. The Bank is required to maintain a Tier 1 leverage ratio of 10.00% and a total capital ratio of 13.00%. As of December 31, 2024, the Bank met these minimum capital ratios. Until these minimum capital ratios have been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

Dividends

Generally, the Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become “undercapitalized” or if it already is “undercapitalized.” The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings. In addition, under the current supervisory practices of the Federal Reserve, the Company should inform and consult with the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the Company’s capital structure.

The Consent Order places additional restrictions on the Bank’s ability to declare or pay dividends in certain situations and requires the written non-objection of the OCC prior to any dividend or capital distribution. As a result of the Consent Order, the Company likely will not resume payments of dividends in the foreseeable future.

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

Transactions with Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized at a specified level, and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money, or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau ("CFPB"), and gave it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

In February 2025, the Trump administration halted the CFPB’s operations, and its employees were instructed to cease all supervision and examination activity. As a result, the future of the CFPB remains uncertain.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA evaluation.

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

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. Compliance with AML laws are onerous and costly.

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

Privacy Legislation

Several recent laws, including the Right to Financial Privacy Act, and related regulations issued by the federal bank regulatory agencies, provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

In October 2024, the CFPB adopted a new rule that requires financial services providers, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. Compliance is required beginning April 1, 2028 for depository institutions with at least $3 billion in total assets and beginning April 1, 2029 for depository institutions with at least $1.5 billion in total assets.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping, and (v) mandate disclosures to the appropriate federal banking agency. In May 2024, the FDIC, the OCC, and the Federal Housing Finance Agency reproposed the 2016 proposed rule and requested comment on specific alternatives and general questions, given the passage of time since the 2016 proposed rule was issued.

The Federal Reserve will review, as part of the regular risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large complex banking organizations.” These reviews are tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2024, the Company had not been made aware of any instances of non-compliance with the guidance.

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

Effective April 1, 2022, the OCC, the Federal Reserve, and the FDIC issued a joint rule imposing upon banking organizations and their service providers notification requirements for significant cybersecurity incidents. Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” as those terms are defined in the rule. Banks’ service providers are required under that rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

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

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted. Enactment of legislation and changes in the application of existing legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations, or regulatory policies applicable to the Company or the Bank could have a material adverse effect on the business, financial condition, and results of operations of the Company and the Bank.

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

On January 24, 2024, the Bank consented to the issuance of the Consent Order by the OCC. The Consent Order replaces the Written Agreement entered into by the Bank with the OCC on August 29, 2022. The Consent Order generally incorporates the prior provisions of the Written Agreement, as well as adding new provisions. The Consent Order requires the Bank and/or the board of directors of the Bank to, among other things, address and remediate BSA/AML deficiencies, violations and corrective actions, enhance oversight of its third-party partnerships, submit to the OCC acceptable strategic and capital plans, and adopt, implement, and adhere to various revised and expanded risk-based policies, procedures, and processes. While subject to the Consent Order, the Bank will also be required to obtain non-objection from the OCC prior to onboarding or signing a contract with a new third-party fintech relationship or offering new products or services or conducting new activities with or through existing third-party fintech relationships.

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

Starting in 2019 through late 2023, the Company’s business strategy included growing partnerships with fintech companies, which served as a source of loan and deposit growth, interest and noninterest income, and technology-related solutions for the Company. The fintech BaaS depository partnerships resulted in, among other things, rapid growth in the Company’s deposit base. As of December 31, 2023, the Company’s deposits related to fintech relationships, including BaaS depository operations, totaled $465.9 million, or 18.2% of total deposits, and included $371.0 million of fintech BaaS deposits. This level of deposit accounts necessitated enhanced operational and control systems and additional qualified personnel to oversee and manage the increased operational and compliance burdens from these accounts, including those resulting from increased account opening, suspicious activity monitoring, network security controls related to ACH and payment systems, protection of customer records and data confidentiality, and consumer compliance matters, among others, and may subject the Company to additional supervisory actions, operational and compliance risks, or reputational harm.

In consideration of the risk profile of fintech BaaS depository operations and the Consent Order, the Company decided to exit these BaaS depository operations and execute an orderly winddown of all partners during 2024. As of December 31, 2024, the Company had $21.3 million of fintech-related deposits consisting primarily of corporate deposits. In addition, the Company has reported plans to exit its indirect fintech lending relationships and expects for the indirect fintech lending operations to be completely exited by early 2026 as contracts mature with its remaining partners. As a result of the Company’s ongoing exit from its fintech operations, it has experienced, and may continue to experience, decreases in noninterest and interest income from fintech partnerships, decreases in deposit and loan balances, adverse impacts to its net interest margin due to lower activity, shifts in funding sources, and increases in reputational risk, any of which has had, and in the future could have, an adverse effect on the Company’s earnings and capital levels, and its business, financial condition, and results of operations.

The Company operates in a highly regulated industry, and the laws and regulations that govern the Company’s operations, including changes in them or the Company’s failure to comply with them, and regulatory actions implementing such laws and regulations, may adversely affect the Company.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. These laws and regulations, and regulatory actions implementing such laws and regulations, including the Consent Order, among other matters, prescribe minimum capital requirements, impose limitations on the Company’s business activities, limit the dividends or distributions that it can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than GAAP.

Changes to laws, regulations, or regulatory policies, or supervisory guidance, including changes in interpretation or implementation of laws, regulations, policies, or supervisory guidance, could affect the Company in substantial and unpredictable ways. Regulatory responses in connection with unforeseen stress events, including failures of banks and other financial institutions, often lead to increased regulatory scrutiny and heightened supervisory expectations and could adversely impact the Company’s business, financial condition, and results of operations, or alter or disrupt the Company’s planned future strategies and actions. The Company’s failure to comply with these laws and regulations, has in the past and could in the future subject it to restrictions on its business activities, fines, and other penalties, any of which could adversely affect the Company’s results of operations, capital base, and the price of its securities. Compliance with laws and regulations, and regulatory actions implementing such laws and regulations, can be difficult and costly, and changes to laws and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business and financial condition.

The Company expects the Trump administration will seek to implement a regulatory agenda that is different than that of the Biden administration, and that could impact the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. At this time, it is unclear what laws, regulations, and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect the Company’s operating environment, and therefore its business, financial condition, and results of operations.

Regulations issued by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive, or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has recently pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters, specifically including fair lending, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. For example, the CFPB has brought enforcement actions against financial institutions for overdraft practices that the CFPB alleged to be unlawful and ordered each of these institutions to pay a substantial civil money penalty in addition to customer restitution and proposed rules to curb overdraft fees. Despite the Company's ongoing compliance efforts, it may become subject to regulatory enforcement actions with respect to programs and practices. The costs and limitations related to this additional regulatory scrutiny with respect to consumer product offerings and services may adversely affect the Company’s profitability. As noted previously, the future of the CFPB is uncertain, but there are other agencies that have similar oversight on the Bank's activities.

The Company is subject to laws regarding the privacy, information security, and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect its business.

The Company’s business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”), in various information systems that the Company maintains and in those maintained by third-party service providers. The Company also maintains important internal company data such as PII about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties). For example, the Company’s business is subject to the GLB Act, which, among other things: (i) imposes certain limitations on the Company’s ability to share nonpublic PII about its customers with nonaffiliated third parties; (ii) requires that the Company provide certain disclosures to customers about its information collection, sharing, and security practices and afford customers the right to “opt out” of any information sharing by it with nonaffiliated third parties (with certain exceptions); and (iii) requires that the Company develop, implement, and maintain a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in the event of a security breach. Ensuring that the Company’s collection, use, transfer, and storage of PII complies with all applicable laws and regulations can increase the Company’s costs. Furthermore, the Company may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with it, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused, the Company could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of the Company’s measures to safeguard PII, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers and thereby reduce its revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or result in significant liabilities, fines, or penalties, and could damage the Company’s reputation and otherwise adversely affect its operations, financial condition, and results of operations.

Changes in accounting standards could impact reported earnings.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board, the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. For example, effective January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses (referred herein as “current expected credit losses” or “CECL”). CECL is generally viewed throughout the industry as the most significant change in accounting standards to affect financial institutions in decades as it fundamentally changes the accounting for and estimation of the allowance for credit losses (“ACL”). The prior incurred loss approach was replaced by a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As a result, the Company has incurred additional expenses to support both the adoption and the subsequent accounting and financial reporting requirements of CECL. For more information regarding recent accounting pronouncements and their effects on the Company, see “Recent Accounting Pronouncements” in Note 2 of the Company’s audited financial statements as of and for the year ended December 31, 2024.

Failure to maintain effective systems of internal and disclosure controls could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. Effective internal controls also are a deterrent to fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company is required to include in its Annual Reports on Form 10-K management’s assessment of the effectiveness of internal controls over financial reporting. If the Company cannot provide reliable financial reports or reasonably prevent fraud, its reputation and operating results would be harmed. As part of its ongoing monitoring of internal controls, the Company may discover material weaknesses or significant deficiencies in its internal controls that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has experienced material weaknesses in the past, and there can be no absolute assurances that future material weaknesses will not arise.

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

The Company’s success depends on its management team and the unexpected loss of any of these personnel could adversely affect operations.

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

Third-party vendors provide key components of the Company’s business operations such as data processing, recording, and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

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

In addition, financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry. In 2023 and 2024, several large regional banks experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. In the aftermath, there was substantial market disruption and concern that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. While public confidence in the banking system has stabilized, deposit outflows caused by reputational concerns or events affecting the banking industry generally could adversely affect the Company’s liquidity, financial condition, and results of operations.

The Company is subject to a variety of operational risks, including reputational, legal, and compliance risk, and the risk of fraud or theft by employees, directors, or outsiders.

The Company is exposed to many types of operational risks, including reputational, legal, and compliance risk, the risk of fraud or theft by employees, directors or outsiders, unauthorized transactions by employees, operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or communications systems.

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

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In October 2023, the OCC published principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

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

Reductions in the value of the Company’s deferred tax assets could adversely affect the Company’s results of operations.

A deferred tax asset is created by the tax effect of the differences between an asset’s or liability's book value and its tax basis. The Company's total deferred tax asset at December 31, 2024 was $33.2 million, which represents the tax effect of future tax benefits, including a net operating loss carryforward. The Company assesses its deferred tax assets periodically to determine the likelihood of the Company’s ability to realize available benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that the Company will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for the deferred tax asset and reduce its future deferred tax assets to the amount the Company believes could be realized. As of December 31, 2024, the Company determined it more likely than not that it will have sufficient future taxable income that will allow it to realize its deferred tax assets, including the net operating loss carryforward. However, it is possible that some or all its deferred tax asset, including the net operating loss carryforward, may not be realizable and would require a valuation allowance. A valuation allowance against the deferred tax asset would materially increase the Company's income tax expense in the period the allowance is recognized and adversely affect the Company's financial condition and results of operation.

Additionally, deferred tax assets are determined using effective tax rates expected to apply to the Company’s taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly, a change in statutory tax rates may result in a decrease or increase to the Company’s deferred tax assets.

Interest Rate Risk

The Company’s business is subject to interest rate risk and variations in interest rates and inadequate management of interest rate risk may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits. It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Loan and deposit volumes, yields, and costs are affected by market interest rates on these products, and there is substantial competition for loans and deposits that affect rates on these products. Additionally, short-term rates are driven by actions of the Federal Reserve, and movements in such rates may have a significant effect on the Company's interest rate risk. The Company’s management cannot ensure that it can minimize interest rate risk. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Further, shifts in the Company’s mix of interest-earning assets or interest-bearing liabilities could adversely affect yields on assets or costs of funds, respectively. For example, the Company’s costs of funds increased in recent years as the Federal Reserve increased the federal funds rate, which affected rates paid on fintech-related deposits, and as the Company utilized higher levels of time deposits and brokered deposits to help manage liquidity as it exited its fintech deposit operations. Accordingly, changes in levels of market interest rates or management thereof could materially and adversely affect the net interest spread, loan and deposit volumes, and the Company’s overall profitability.

Market Conditions

Changes in economic conditions, especially in the areas in which the Company conducts operations, could materially and negatively affect its business.

The Company’s business is directly impacted by economic conditions, legislative and regulatory changes, changes in government monetary and fiscal policies, changes in consumer behavior and business practices, and inflation, all of which are beyond its control. The growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes during 2022 and 2023, and the risk of recession. A deterioration in economic conditions, whether caused by global, national, or local concerns, especially within the Company’s market area, could result in, among other consequences, an increase in loan delinquencies, problem assets and foreclosures, a decline in demand for the Company’s products and services, a decrease in low cost or non-interest bearing deposits, and/or a deterioration in the value of collateral for loans, especially real estate loans, any of which could result in losses that materially and adversely affect the Company’s business.

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

The Company’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, inactivity or instability in the credit markets, and changes in market interest rates. For example, the Company carries its available for sale securities portfolio at estimated fair market value. As a result of rising interest rates during 2022 and 2023, the unrealized losses in the Company’s investment securities portfolio increased dramatically and thereby negatively impacted the Company’s accumulated other comprehensive income. These unrealized losses (net of income taxes) were approximately $42.5 million as of December 31, 2024 compared to $45.1 million as of December 31, 2023. Such losses could be realized into earnings should liquidity needs and/or business strategy necessitate the sales of securities in a loss position, which could adversely affect the Company’s financial condition, capital ratios, and results of operations.

The Company’s mortgage banking revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact the Company’s profits.

Residential mortgage banking income, including mortgage service rights, represented approximately 81.2% of total noninterest income for the year ended December 31, 2024. The success of the Company’s mortgage division is dependent upon its ability to originate loans and sell them to investors. Mortgage loan production levels are highly sensitive to changes in the level of interest rates and changes in economic conditions. Revenues from mortgage banking generally are favorably impacted by decreasing interest rates and a low interest rate environment that creates the potential for mortgage loan refinancing and purchasing activity. Conversely, revenues are adversely affected by rising interest rates, home affordability and inventory, increases in competitive pressures, and changing incentives for homeownership. During 2023 and 2024, revenues from mortgage banking have decreased significantly compared to prior years, primarily due to lower mortgage volumes as demand declined as market interest rates remained elevated during that time. Loan production levels may continue to suffer if there is a sustained slowdown in the housing markets in which the Company conducts business or tightening credit conditions. Any sustained period of decreased activity caused by an economic downturn, fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage banking activities. As a result, these conditions would also adversely affect the Company’s results of operations.

The Company’s business and earnings are impacted by governmental, fiscal, and monetary policy over which it has no control.

The Company is affected by domestic monetary policy. The Federal Reserve regulates the supply of money and credit in the United States, and its policies determine in large part the Company’s cost of funds for lending, investing, and capital raising activities and the return it earns on those loans and investments, both of which affect the Company’s net interest margin. The actions of the Federal Reserve also can materially affect the value of financial instruments that the Company holds, such as loans and debt securities, and also can affect the Company’s borrowers, potentially increasing the risk that they may fail to repay their loans. The Federal Reserve increased the target federal funds rate by 100 basis points during 2023 to a range of 525 to 550 basis points as of December 31, 2023, and then decreased by 100 basis points during 2024 to a range of 425 to 450 basis points at December 31, 2024. The Company’s business and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States. Changes in fiscal or monetary policy are beyond the Company’s control and hard to predict.

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

In addition, thinly-traded stocks can be more volatile than more widely traded stocks. Several factors could cause the price of the Company's stock to fluctuate substantially. These factors include, but are not limited to, developments related to the Company’s business and operations, stock performance of other companies deemed to be peers, news reports of trends, concerns, and irrational exuberance on the part of investors, geopolitical uncertainty, and other issues related to the financial services industry, in general. The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance and are not within the control of the Company. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

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

The level of the ACL reflects management’s evaluation of relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although the Company believes the ACL is a reasonable estimate of lifetime credit losses associated with the loan portfolio, it cannot precisely predict such losses or be certain that the ACL will be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the ACL. In addition, bank regulatory agencies periodically review the ACL and may, on occasion, require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management. Further, if charge-offs in future periods exceed the ACL, the Company will need additional provisions to increase the ACL.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s nonperforming assets adversely affect its net income in various ways. Nonperforming assets, which include nonaccrual loans, loans past due 90 days and still accruing interest, and other real estate owned ("OREO") were $25.7 million, or 0.94% of total assets, and $63.1 million, or 2.02% of total assets, as of December 31, 2024 and December 31, 2023, respectively. When the Company receives collateral through foreclosures and similar proceedings, it is required to record the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in, or negative changes in, the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid increases in nonperforming assets in the future.

The Company’s concentration in loans secured by real estate may increase its future credit losses, which would negatively affect the Company’s financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2024 and December 31, 2023, approximately 80.8% and 76.4%, respectively, of the Company’s loans were secured by real estate, both residential and commercial, substantially all of which are located in its market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having a higher risk of default.

As of December 31, 2024 and December 31, 2023, the Company had approximately $847.8 million and $870.5 million in loans secured by commercial real estate, respectively, representing approximately 40.2% and 35.8% of total loans outstanding as of those same dates, respectively. The real estate consists primarily of non-owner occupied properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential and owner-occupied real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers' ability to repay their loans frequently depends on the successful rental of their properties. As of December 31, 2024, the Company had approximately $73.9 million of non-owner occupied office loans, representing approximately 8.7% of total loans outstanding at that date. Cash flows to service commercial real estate loans may be negatively affected by general economic conditions, such as a sustained downturn, or in occupancy rates in the local economy where the property is located and could increase the likelihood of default. Further, when fixed rate loans originated in a time of lower interest rates near their maturity dates, a higher interest rate environment could make it more difficult for borrowers to refinance or extend their loans with the Company due to higher debt service costs. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for credit losses, and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s banking regulators generally give commercial real estate lending greater scrutiny and may require that banks with higher levels of commercial real estate loans implement improved underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of ACL and regulatory capital, which could have a material adverse effect on the Company’s results of operations.

Shifts in workplace dynamics, including remote work, and a potentially smaller federal government workforce, may weaken office property and housing demand, pressure valuations, and increase credit risk for the Company.

While increased in-office attendance may help stabilize demand for some commercial real estate properties, persistent remote and hybrid work trends could keep office vacancy rates elevated, particularly in markets with oversupply in the Company's footprint. Additionally, workforce reductions in the federal government due to budget cuts or restructuring could further dampen demand for office space and housing in government-centric areas. These factors may strain property cash flows, depress collateral values, and elevate default risks, particularly for lenders with significant exposure to office properties or government-related tenants. This increased credit risk for the Company could result in future losses.

A portion of the Company’s loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and could have an adverse effect on the Company’s financial condition.

At December 31, 2024 and December 31, 2023, approximately 7.8% and 10.5% of the Company’s loan portfolio, or $166.3 million and $255.9 million, respectively, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate and improved, income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, it may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although the Company’s underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to the Company’s operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy.

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

Repricing risk in a higher interest rate environment may increase borrowing costs for commercial and industrial loans as well as commercial real estate loans, potentially straining borrowers' ability to repay and leading to higher credit risk for the Company.

For commercial and industrial loans, higher debt service costs, combined with tighter lending standards, may limit borrowers’ access to credit, increasing the risk of loan defaults, particularly for businesses with weaker cash flows or higher leverage. Businesses that rely on short-term financing or revolving credit facilities may face significantly higher interest expenses, impacting profitability and cash flow management. Additionally, borrowers in industries that are more capital-intensive or cyclical in nature may experience heightened financial stress, potentially leading to increased delinquencies and defaults that could negatively impact the Company’s loan portfolio.

For commercial real estate loans, heightened repricing risk arises as maturing fixed-rate loans require renewal or refinancing at higher interest rates. Increased debt service burdens may pressure property cash flows, particularly for assets experiencing declining occupancy, demand, or rental rates. If property values are also impaired due to higher capitalization rates, refinancing challenges could further elevate credit risk for the Company. Repricing risk could result in higher levels of nonperforming loans and charge-offs, which would adversely affect the Company's profitability.

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

As indicated above, a significant portion of the Company’s loan portfolio consists of loans secured by real estate and it may hold a portfolio of foreclosed properties. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Company’s loans and the foreclosed properties held by the Company may be more or less valuable than anticipated. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan. It may also be unable to sell its foreclosed properties for the values estimated by their appraisals.

The Company is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of its business, the Company may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with such properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs, or the Company may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If the Company is the owner or former owner of a contaminated site, it may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Company’s results of operations.

Strategy

The Company may not be able to successfully manage its long-term growth, which may adversely affect its results of operations and financial condition.

A key aspect of the Company’s long-term business strategy is growth. However, in the near term, the Company’s strategic initiatives include repositioning its balance sheet to align with its return to a community-focused bank and positioning itself for measured growth. The Company may not be able to successfully grow in the long-term if it is unable to execute on these initiatives or identify attractive markets, locations, or opportunities to expand in the future, or if the Company is subject to prolonged regulatory restrictions prohibiting growth or expansion of its operations. The Company’s ability to manage its growth successfully also will depend on whether it can maintain capital levels adequate to support its business, maintain operational and control systems, cost controls and asset quality, comply with regulatory requirements, and successfully integrate any businesses the Company pursues into its organization. See “Regulatory capital standards require the Company and the Bank to maintain higher levels of capital, which could adversely affect the Company’s business, financial condition, and results of operations” for additional factors that could affect the Company’s long-term growth.

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

The Company may not be able to generate acceptable levels of profitability in the future.

The Company has reported a net loss for the years ended December 31, 2024 and 2023, some of which is due to the cost of complying with regulatory directives, including additional personnel. While the Company has implemented, and will continue to implement, cost-saving initiatives and efficiency measures, there is no guarantee that these actions will yield the desired financial results. Additionally, the Company reduced its earning assets in 2024 and intends to begin increasing earning assets in future periods. Factors such as market conditions, competitive pressures, or unforeseen operational challenges could hinder the Company’s ability to achieve sustained and acceptable levels of future profitability. If the Company is unable to improve its financial performance, it could experience continued losses, which could adversely affect its financial position, capital levels, and the value of its common stock.

Liquidity and Capital

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters, and geopolitical uncertainty.

Deposit levels and other funding costs may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, and general economic conditions. If market interest rates rise or the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company must rely on more expensive sources of funding. During 2024, the Company completed the winddown of its fintech BaaS deposit operations and, as of December 31, 2024, had $21.3 million of fintech-related deposits compared to $465.9 million as of December 31, 2023. The Company has offered higher cost deposits and brokered deposits to help manage liquidity as it exited its fintech deposit operations. Brokered deposits accounted for approximately $402.5 million, or 18.5%, of the Company’s deposits as of December 31, 2024. The Company’s cost of funds increased to 3.04% in 2024 compared to 2.56% in 2023. If funding costs continue to rise in future periods, as a result of reliance on higher cost deposits, further increases in market interest rates, rates paid by competitors, or otherwise, it could reduce the Company’s net interest income and could have an adverse effect on the Company’s business, financial condition, results of operations, and cash flows from operations.

While subject to the Consent Order, the Bank may not be deemed to be “well capitalized,” which restricts it from accepting, renewing, or rolling over brokered deposits except in compliance with certain applicable restrictions under federal law. During the third quarter of 2024, the Bank received approval from the FDIC allowing it to accept, renew, and rollover brokered deposits. In the fourth quarter of 2024, the Bank received an extension of this approval. Each approval was for a six-month period and in the amount of maturities during this period. The Company expects to continue to seek waivers of this prohibition in the future; however, there is no assurance that such waivers will be approved or that the Company will be able to rely on brokered deposits as a source of funding in the future.

If customer deposits are not sufficient to fund the Company’s normal operations and liquidity needs, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources historically have included Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as additional out-of-market time deposits and brokered deposits. The Company’s ability to access borrowings from the FHLB and the Federal Reserve Bank of Richmond ("FRB") is dependent upon providing collateral to secure borrowings. While the Company believes its funding sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company experiences increasing loan demand or is unable to maintain or grow its deposit base. Further, there can be no assurance that these arrangements will be available to the Company when needed, on favorable terms, or at all, or that they will be sufficient to meet future liquidity needs. The Company may be required, among other things, to slow or discontinue loan growth, capital expenditures or other investments, or liquidate assets. If the Company is unable to access funding sufficient to support its business operations or is unable to access such funding on attractive terms, it may not be able to satisfy its obligations.

Regulatory capital standards require the Company and the Bank to maintain higher levels of capital, which could adversely affect the Company’s business, financial condition, and results of operations.

The Company is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that the Company and the Bank must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If the Company or the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Basel III Capital Rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations, which could adversely affect the Company's profitability and return on equity. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act.

In addition to the foregoing capital requirements, the Consent Order requires the Bank to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As a result, the Bank may not be deemed to be “well capitalized” for purposes of the bank regulatory framework for prompt corrective action while subject to the Consent Order. If the Bank fails to achieve and maintain such capital ratios, the OCC may, in the future, deem the Bank to be “undercapitalized” under such regulatory provisions. As of December 31, 2024, the Bank met these heightened capital requirements.

Satisfying these capital requirements also may require the Bank to limit its banking operations and/or require the Company to raise additional capital in the future to improve regulatory capital levels, which could negatively affect the business, financial condition, and results of operations of the Company and the value of its common stock.

Future issuances of the Company’s securities, including upon the exercise of the warrants issued by the Company, could adversely affect the market price of the common stock and could be dilutive.

During 2024, the Company completed the Private Placements, pursuant to which it has issued approximately 64,850,000 shares of the Company’s common stock, warrants to purchase 29,531,999 shares of the Company’s common stock at an exercise price of $2.50 per share, and warrants to purchase 2,428,000 shares of the Company’s common stock at an exercise price of $2.39 per share.

The issuance of shares of common stock in the Private Placements has resulted, and upon exercise of the warrants will result, in substantial dilution to the holders of common stock in place prior to the consummation of the Private Placements and a significant reduction in the percentage interests of such common shareholders in the voting power and in the future earnings per share of their common stock. Further, the exercise of such warrants at any time when the exercise price is less than the tangible book value of the shares of the Company’s common stock received will be dilutive to the tangible book value of the then existing common stock. The resale of the additional shares of the Company’s common stock could also cause the market price of the Company’s common stock to decline.

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

The market price of the Company’s common stock could drop if existing shareholders decide to sell their shares, especially certain of the purchasers in the Private Placements. As of December 31, 2024, Kenneth L. Lehman owned 19,998,257 common shares, or about 23.5% of the outstanding shares of the Company’s common stock, and Castle Creek Capital Partners VIII, LP (“Castle Creek”) owned 11,521,078 common shares, or about 13.6% of the outstanding shares of the Company’s common stock. The market price could drop significantly if one or more shareholders sold substantial amounts of the Company’s common stock or other investors perceive sales to be imminent. The Company cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of shares were attempted to be sold within a short period of time, the market for the Company’s shares would be adversely affected. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for the Company’s common stock.

Kenneth L. Lehman and Castle Creek are substantial holders of the Company’s securities.

As noted previously, Mr. Lehman and Castle Creek are substantial holders of the Company's securities. In addition to their respective common stock holdings, Mr. Lehman and Castle Creek own warrants to purchase 10,000,000 and 5,764,000 shares, respectively, of the Company's common stock at an exercise price of $2.50 per share. The warrants have a 5-year term and expire on April 3, 2029. Pursuant to the terms of the securities purchase agreements with the purchasers in the Private Placements, Mr. Lehman has the right to appoint one representative on the Company’s board of directors, and Castle Creek has the right to appoint two representatives on the Company’s board of directors, which they have. Mr. Lehman and/or Castle Creek may have individual economic interests that are different from each other’s interests and different from the interests of the Company’s other shareholders.

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

Under the leadership of the CISO, the information security department is responsible for evaluating and developing the processes for monitoring, identifying, containing, and remediating the impact of cybersecurity risks, vulnerabilities, and threats. The CISO also directs technology efforts, both internally and through third-party service providers, to strengthen controls throughout the organization and manage cybersecurity risks. Due to reliance upon third-party service providers, the Company uses a variety of methods and tools to assess providers’ system and organizational controls related to cybersecurity threats, which includes but is not limited to proof of the provider’s independent testing of data protection controls, imposition of contractual obligations, review of vulnerability and penetration testing, and review of data protection controls such as backups, encryption standards, and disaster recovery.

The Company’s BCMP provides a structured framework for responding to actual or potential cybersecurity incidents, including escalation to the appropriate stakeholders and restoring affected systems and services. The BCMP is evaluated and tested at least annually.

The Company's cybersecurity program is subject to multiple audits throughout the year, primarily using third-party independent audit firms that possess particular expertise, under the leadership of the Company's internal audit function.

The CISO routinely presents a summary of the Company’s cybersecurity landscape to the Company’s board of directors.

The Company's Chief Information Officer and CISO each have over 20 years of experience leading cybersecurity oversight, and others under their leadership have cybersecurity experience and certifications. However, the Company considers cybersecurity to be a shared responsibility across the organization and conducts periodic simulations and training for all employees. Awareness campaigns, mock phishing exercises, and tabletop exercises are conducted to help promote a culture of security within the Company.

For more information about cybersecurity threats that could have a material impact on the Company's business, see the discussion in “The Company's operations may adversely be affected by cybersecurity risks” in Item 1A, Risk Factors, of this Form 10-K.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of the Company is located at 1801 Bayberry Court, Suite 101, Richmond, Virginia 23226 in a building leased by the Bank. The main office of the Bank is located at 1 East Market Street, Martinsville, Virginia 24112 in a building leased by the Bank. The Company's subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2024, the Company's employees occupied an additional 38 properties, of which 19 were owned by the Company. Additional information with respect to the amounts at which Company premises and equipment are carried and commitments under long-term leases is set forth in Part II, Item 8 - "Financial Statements and Supplementary Data", Note 5 - "Premises and Equipment, net," and Note 10 - "Leases", respectively, in this Form 10-K.

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

On December 20, 2024, a former Deputy Bank Secrecy Act Officer and manager at the Bank filed suit against the Company and the Company’s and the Bank’s Chief Executive Officer, in the Circuit Court of the City of Richmond (Virginia) alleging that she was retaliated against and constructively discharged in violation of the Virginia Whistleblower Protection Act, Va. Code § 40.1-27.3, and Bowman v. State Bank of Keysville, 331 S.E.2d 797 (Va. 1985). On December 30, 2024, the Company removed the matter to the United States District Court for the Eastern District of Virginia, where it subsequently filed a motion to dismiss, which has since been fully briefed and is awaiting decision by the court. There is no specified time by which the court’s decision must be rendered. The Company believes the plaintiff’s claims are without merit and will defend itself vigorously in the matter. The case caption is Porter v. Blue Ridge Bankshares, Inc. (No. 3:24-cv-909 (E.D. Va.)).

On December 5, 2023, an alleged shareholder of the Company commenced a putative class action in the U.S. District Court for the Eastern District of New York (No. 1:23-cv-08944) (Russell Hunter v. Blue Ridge Bankshares, Inc., et al.) on behalf of himself and any persons or entities who purchased the publicly traded stock of the Company between February 3, 2023 and October 31, 2023, both dates inclusive (the “Action”). The complaint alleges violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions related to accounting judgments in the Company’s SEC filings. The complaint seeks certification of a class action, unspecified damages, and attorney’s fees. The putative class representative filed an amended complaint, and the Company filed a letter seeking permission to file a motion to dismiss. The parties engaged in non-binding mediation on December 5, 2024, during which the parties agreed in principle to settlement terms for $2.5 million. On February 4, 2025, the plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement, which, if granted, will settle the Action and any claims related to the Action or that could have been brought in the Action by the parties, the parties’ counsel, or settlement class members (the “Motion”). The Motion expressly disclaims any fault, liability, or wrongdoing on the part of the Company. The Company’s outside legal counsel has effected service, pursuant to 28 U.S.C. § 1715, of the Motion and related court filings to the Company’s federal and state regulators as well as to Attorneys General for all U.S. states and territories. The court has not yet ruled on the Motion. The Company has submitted an insurance claim for the amount of the settlement plus the cost of defense, less a deductible, which has been expensed for the year ended December 31, 2024.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company’s common stock is listed on the NYSE American market under the symbol “BRBS”. There were 87,789,843 shares of the Company’s common stock outstanding at the close of business on March 3, 2025, which were held by approximately 2,575 shareholders of record. The closing price of the Company's common stock on December 31, 2024 was $3.22 per common share compared to $3.03 per common share as of December 31, 2023.

Dividends

On October 30, 2023, the board of directors of the Company determined to suspend future quarterly dividend payments until further notice. The decision was based on the desire to preserve capital.

The type, amount, and timing of any dividend payments are established by the Company’s board of directors. In making its decisions regarding the payment of dividends on the Company’s common stock, the board of directors considers the Company's regulatory requirements and restrictions, operating results, financial condition, capital adequacy, shareholders' return, and other factors.

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Part I, Item 1, Business, of this Form 10-K under the heading “Supervision and Regulation.”

Stock Repurchases

There were no repurchases of the Company's common stock as part of a stock repurchase program during the year ended December 31, 2024. However, when incentive stock awards vest, employees and directors may elect to have the Company withhold shares of the Company’s common stock as payment for income and payroll taxes.

The following table provides information regarding repurchases of common stock for the three months ended December 31, 2024.

	Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of a Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program
October 1, 2024 through October 31, 2024	71	$2.93	—	—
November 1, 2024 through November 30, 2024	752	3.53	—	—
December 1, 2024 through December 31, 2024	—	—	—	—
Total	823		—	—

(1) For the three months ended December 31, 2024, employees and directors of the Company elected to have 823 shares of their vesting restricted stock awards withheld as payment for tax obligations.

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
•
the impact of, and the ability to comply with, the terms of the Consent Order, as defined below, with the OCC, including the heightened capital requirements and other restrictions therein, and other regulatory directives;
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
•
the Company’s ability to manage its fintech relationships, including implementing enhanced controls and procedures, complying with the OCC directives and applicable laws and regulations, and managing the wind down of these partnerships;
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
•
the ability of the Company to implement cost-saving initiatives and efficiency measures, as well as increase earning assets, in order to yield acceptable levels of profitability;
•
the ability to generate sufficient future taxable income for the Company to realize its deferred tax assets, including the net operating loss carryforward;
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
•
the impact of changes in financial services policies, laws, and regulations, including laws, regulations and policies concerning taxes, banking, securities, real estate and insurance, the application thereof by bank regulatory bodies, and the three branches of the federal government;
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

Allowance for Credit Losses ("ACL")

The allowance for credit losses represents management’s best estimate of credit losses over the remaining life of the loan portfolio. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged-off amounts (recoveries) are recorded as increases to the ACL. The provision for credit losses is an amount sufficient to bring the ACL to an estimated balance that management considers adequate to absorb lifetime expected losses in the Company’s held for investment loan portfolio. The ACL is a valuation account that is deducted from the loans’ recorded investment to present the net amount expected to be collected on the loans. In accordance with Accounting Standards Codification ("ASC") 326, Credit Losses, the Company elected to exclude accrued interest from the recorded investment basis in its determination of the ACL for loans held for investment, and instead reverses accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status.

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party model in estimating the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company determined that using federal call codes is generally an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan's underlying collateral. Using federal call codes also allows the Company to utilize publicly-available external information when developing its estimate of the ACL. The discounted cash flow ("DCF") method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows for each individual loan and discounting them back to their present value using the loan's contractual interest rate, which is adjusted for any net deferred fees, costs, premiums, or discounts existing at the loan's origination or acquisition date (also referred to as the effective interest rate). The DCF method also considers factors such as loan term, prepayment or curtailment assumptions, accrual status, and other relevant economic factors that could affect future cash flows. By discounting the cash flows, this method incorporates the time value of money and reflects the credit risk inherent in the loan.

In applying future economic forecasts, the Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. The Company considers economic forecasts of national gross domestic product and unemployment rates from the Federal Open Market Committee to inform the model for loss estimation. Historical loss rates used in the quantitative model are derived using both the Bank’s and peer bank data obtained from publicly-available sources (i.e., federal call reports). The Bank’s peer group utilized is comprised of financial institutions of relatively similar size (i.e., $1 - $5 billion of total assets) and in similar markets. Management also considers qualitative adjustments when estimating loan losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of trends in delinquencies, changes in volume and terms of loans, effects of changes in lending policy, experience and depth of management, regional and local economic trends and conditions, concentrations of credit, and loan review results.

For collectively evaluated loans not assessed using the DCF method, the Company applies the remaining life method. This approach uses the Company's historical loss rate, adjusted for current and future expectations, and factors in the remaining average life of the loan segment. It is used exclusively for loan segments where developing a DCF model was not feasible.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan-by-loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and is based on whether (1) the risk grade of the loan is substandard or worse and the balance exceeds $500,000, (2) the risk grade of the loan is special mention and the balance exceeds $1,000,000, or (3) the loan’s terms differ significantly from other pooled loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan’s effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan discounted for estimated costs to sell the collateral for collateral-dependent loans. In limited circumstances, the collateral value for a collateral-dependent loan may be based on the enterprise value of a company. The enterprise value method involves assessing the borrower’s ability to repay the loan by estimating the total value of its business, including both debt and equity. This approach is typically used where the recoverable value is based on the fair value of the company as a going concern, adjusted for the priority of the Company's claim. If the net value applying these measures is less than the loan’s amortized cost, a specific reserve is recorded in the ACL and charged-off in the period when management believes the loan balance is no longer collectible.

Credit losses are an inherent part of the Company’s business. The Company has an ACL management "work group", which includes executive and senior management of the accounting and credit administration teams, who approve the key methodologies and assumptions, as well as the final ACL. While management uses available information at the time of estimation to determine expected lifetime credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, changes in underlying facts for individually evaluated loans, and/or changes in current and forecasted economic conditions. In addition, bank regulatory agencies and the Company's independent auditors periodically review its ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on judgments that are different than those of management. Additional provisions for such losses, if necessary, would be recorded as a charge to earnings.

Mortgage Servicing Rights ("MSR") Assets

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

In the second half of 2024, the Company sold substantially all of its MSR assets consisting of $1.94 billion in unpaid principal loan balances of underlying mortgages, at a loss of $3.6 million. This loss includes transaction-related costs and an estimated recourse reserve for potential putbacks, estimated transition costs, and a portion of the proceeds withheld for documentation review.

As of December 31, 2024, the Company's MSR asset portfolio was $386 thousand, which consisted of $33.9 million in unpaid principal loan balances of underlying mortgages.

Income Taxes

Income taxes are accounted for using the balance sheet method in accordance with ASC 740, Accounting for Income Taxes. Per ASC 740, the objective is to (a) recognize the amount of taxes payable or refundable for the current year, and (b) defer tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or federal income tax returns. Deferred tax assets and liabilities are determined based on the tax effects of the temporary differences between the book (i.e., financial statement) and tax bases of the various balance sheet assets and liabilities, and give current recognition to changes in tax rates and laws. Temporary differences are reversed in the period in which an amount or amounts become taxable or deductible.

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

When the Company’s federal tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.

Equity Investments

The Company has made equity investments in a fintech company and limited partnerships, which are being accounted for as equity securities under ASC 321, Investments – Equity Investments. Few of these equity investments have readily-determinable fair values and most are reported at cost, less impairment, if any. The Company reports such investments at fair value if observable market transactions have occurred in similar securities, resulting in a new carrying value that is evaluated for indication of impairment no less than quarterly. These investments, inclusive of the fair value adjustments, totaled $4.8 million and $12.9 million as of December 31, 2024 and 2023, respectively, and are included in other equity investments on the Company's consolidated balance sheets. Other equity investments are also periodically evaluated for impairment using information obtained either directly from the investee, a third-party broker, or a third-party valuation firm. If an impairment has been identified, the carrying value of the investment is written down to its estimated fair market value through a charge to earnings.

Five Year Summary of Selected Financial Data

	As of and for the years ended December 31,
(Dollars and shares in thousands, except per share data)	2024	2023	2022	2021	2020
Income Statement Data:
Interest income	$160,320	$168,995	$121,652	$103,546	$54,460
Interest expense	81,659	75,954	17,085	11,065	9,950
Net interest income	78,661	93,041	104,567	92,481	44,510
(Recovery of) provision for credit losses	(5,100)	22,323	25,687	117	10,450
Net interest income after provision for credit losses	83,761	70,718	78,880	92,364	34,060
Noninterest income	13,573	28,375	47,945	86,988	55,850
Noninterest expense	113,841	157,937	104,629	110,988	67,236
(Loss) income from continuing operations before income tax expense	(16,507)	(58,844)	22,196	68,364	22,674
Income tax (benefit) expense attributable to continuing operations	(1,122)	(7,071)	5,199	15,740	4,837
Net (loss) income from continuing operations	(15,385)	(51,773)	16,997	52,624	17,837
Net income (loss) from discontinued operations	—	—	337	(144)	(140)
Net income from discontinued operations attributable to noncontrolling interest	—	—	(1)	(3)	(1)
Net (loss) income attributable to Blue Ridge Bankshares, Inc.	$(15,385)	$(51,773)	$17,333	$52,477	$17,696
Per Common Share Data:
Diluted (loss) earnings per share from continuing operations (1)	$(0.31)	$(2.73)	$0.90	$2.95	$2.07
Dividends declared per share (1)	—	0.245	0.490	0.435	0.285
Book value per common share (1)	3.86	9.69	13.13	14.76	12.61
Balance Sheet Data:
Total assets	$2,737,260	$3,117,554	$3,130,465	$2,665,139	$1,498,258
Loans held for investment, gross	2,111,797	2,430,947	2,411,059	1,807,578	1,016,694
Loans held for sale	30,976	46,337	69,534	121,943	152,931
Securities and investments	336,144	352,607	399,374	396,050	120,648
Total deposits	2,179,442	2,566,032	2,502,507	2,297,771	945,109
Subordinated notes, net	39,789	39,855	39,920	39,986	24,506
FHLB borrowings	150,000	210,000	311,700	10,111	115,000
FRB borrowings	—	65,000	51	17,901	281,650
Stockholders' equity	327,788	185,989	248,793	277,139	108,200
Weighted average common shares outstanding - basic (1)	49,124	18,939	18,811	17,841	8,535
Weighted average common shares outstanding - diluted (1)	49,124	18,939	18,825	17,851	8,535
Financial Ratios:
Return on average assets	(0.51)%	(1.60)%	0.61%	1.86%	1.44%
Return on average equity	(5.31)%	(23.13)%	6.57%	21.50%	17.65%
Net interest margin	2.77%	3.07%	4.00%	3.51%	3.49%
Efficiency ratio	123.43%	130.08%	68.60%	62.15%	67.49%
Dividend payout ratio	—	(8.97)%	54.44%	14.80%	13.75%
Capital and Credit Quality Ratios:
Average equity to average assets	9.60%	6.92%	9.34%	8.65%	7.08%
Allowance for credit losses to loans held for investment	1.09%	1.48%	1.27%	0.67%	1.36%
Nonperforming loans to total assets	0.93%	2.02%	2.69%	0.60%	0.44%
Nonperforming assets to total assets	0.94%	2.02%	2.70%	0.61%	0.44%
Net charge-offs to total loans held for investment	0.48%	1.13%	0.30%	0.10%	0.12%

(1) Share and per share figures have been adjusted for all periods presented to reflect the Company's 3-for-2 stock split effective April 30, 2021.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

For the year ended December 31, 2024, the Company reported a net loss of $15.4 million compared to a net loss of $51.8 million for 2023. Basic and diluted loss per share were ($0.31) for 2024 compared to ($2.73) for 2023. The net loss of $51.8 million for the year ended December 31, 2023 included an after-tax goodwill impairment charge of $26.8 million and a $4.7 million after-tax settlement reserve for the the previously disclosed Employee Stock Ownership Plan ("ESOP") litigation assumed in the 2019 acquisition of Virginia Community Bankshares, Inc. ("VCB"). After-tax regulatory remediation expenses for 2024 and 2023 were $3.6 million and $8.1 million, respectively.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet size, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings.

The following table presents the average balance sheets for each of the years ended December 31, 2024 and 2023. In addition, the amounts of interest earned on interest-earning assets, with related taxable equivalent yields, and interest expense on interest-bearing liabilities, with related rates, are presented.

	For the Years Ended December 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Taxable securities	$326,405	$9,406	2.88%	$358,122	$10,120	2.83%
Tax-exempt securities (1)	12,575	317	2.52%	17,386	403	2.32%
Total securities	338,980	9,723	2.87%	375,508	10,523	2.80%
Interest-earning deposits in other banks	157,087	7,993	5.09%	119,361	5,367	4.50%
Federal funds sold	6,232	335	5.38%	5,086	253	4.97%
Loans held for sale	57,225	8,157	14.25%	56,951	8,022	14.09%
Loans held for investment (including loan fees) (2,3,4)	2,286,446	134,182	5.87%	2,477,160	144,920	5.85%
Total average interest-earning assets	2,845,970	160,390	5.64%	3,034,066	169,085	5.57%
Less: allowance for credit losses	(31,896)			(39,700)
Total noninterest-earning assets	205,453			240,507
Total average assets	$3,019,527			$3,234,873
Liabilities and stockholders’ equity:
Interest-bearing demand, money market, and savings	$921,674	$23,716	2.57%	$1,322,542	$37,195	2.81%
Time (5)	997,470	45,354	4.55%	641,645	22,774	3.55%
Total interest-bearing deposits	1,919,144	69,070	3.60%	1,964,187	59,969	3.05%
FHLB borrowings	213,003	9,095	4.27%	263,259	11,784	4.48%
FRB borrowings	23,087	1,080	4.68%	41,672	1,992	4.78%
Subordinated notes (6)	39,829	2,414	6.06%	39,899	2,209	5.54%
Total average interest-bearing liabilities	2,195,063	81,659	3.72%	2,309,017	75,954	3.29%
Noninterest-bearing demand deposits	493,133			661,053
Other noninterest-bearing liabilities	41,327			40,963
Stockholders’ equity	290,004			223,840
Total average liabilities and stockholders’ equity	$3,019,527			$3,234,873
Net interest income and margin (7)		$78,731	2.77%		$93,131	3.07%
Cost of funds (8)			3.04%			2.56%
Net interest spread (9)			1.92%			2.28%

(1) Computed on a fully taxable equivalent basis assuming a 22.32% and 22.65% income tax rate for the years ended December 31, 2024 and 2023, respectively.

(2) Includes deferred loan fees/costs.

(3) Nonaccrual loans have been included in the computations of average loan balances.

(4) Includes accretion of fair value adjustments (discounts) on acquired loans of $1.1 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively.

(5) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $0.3 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

(6) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $100 thousand for both years ended December 31, 2024 and 2023.

(7) Net interest margin is net interest income divided by average interest-earning assets.

(8) Cost of funds is total interest expense divided by total interest-bearing liabilities and non interest-bearing demand deposits.

(9) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

The following table presents the changes in interest income and interest expense due to changes in average assets and liability balances and changes in rates earned on assets and paid on liabilities for the periods stated.

	2024 compared to 2023
	Increase/(Decrease) Due to (1)		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest Income
Taxable securities	$(896)	$182	$(714)
Tax-exempt securities	(112)	26	(86)
Interest-earning deposits in other banks	1,697	929	2,626
Federal funds sold	56	26	82
Loans held for sale	39	96	135
Loans held for investment	(11,158)	420	(10,738)
Total interest income	$(10,374)	$1,679	$(8,695)
Interest Expense
Interest-bearing demand, money market, and savings	$(11,274)	$(2,205)	$(13,479)
Time	12,629	9,951	22,580
FHLB borrowings	(2,251)	(438)	(2,689)
FRB borrowings	(889)	(23)	(912)
Subordinated notes	(3)	208	205
Total interest expense	(1,788)	7,493	5,705
Change in Net Interest Income	$(8,586)	$(5,814)	$(14,400)

(1) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Average interest-earning assets were $2.85 billion for the year ended December 31, 2024 compared to $3.03 billion for the same period of 2023, a $188.1 million decrease. This decrease was primarily attributable to lower average balances of loans held for investment and securities, which decreased $190.7 million and $36.5 million, respectively, partially offset by higher average balances of interest-earning deposits in other banks. The Company selectively reduced its loan portfolio, primarily loans outside of the Bank's geographic market, in order to meet the liquidity needs to exit fintech BaaS depository operations. Total interest income (on a taxable equivalent basis) decreased by $8.7 million to $160.4 million for the year ended December 31, 2024 compared to the year ended 2023. This decrease was primarily due to lower average balances of loans held for investment. Interest income in 2024 and 2023 included accretion of fair value adjustments (discounts) on acquired loans of $1.1 million and $2.6 million, respectively.

Average interest-bearing liabilities were $2.20 billion for the year ended December 31, 2024 compared to $2.31 billion for the same period of 2023, a $114.0 million decrease. Of this decrease, $50.3 million was attributable to lower average balances of FHLB advances, while $45.0 million was attributable to lower average balances of interest-bearing deposits, primarily due to a decline in fintech BaaS deposits. Average fintech-related deposit balances were $260.0 million and $653.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. Interest expense increased by $5.7 million to $81.7 million for the year ended December 31, 2024 compared to the 2023 period. Higher interest expense was primarily attributable to higher rates paid on interest-bearing deposits, primarily time deposits, partially offset by a decline in deposits related to the Bank's fintech operations. These changes reflect the balance sheet repositioning that facilitated the exit of fintech BaaS depository operations and towards a more traditional community bank model. The interest rates for the majority of the fintech-related accounts are index-priced, with the index being the federal funds rate. The cost of fintech-related deposits was 3.86% in 2024, while the cost of deposits of customers in the Bank's primary markets (also excluding brokered deposits) was 3.15% in the same period. Brokered time deposits also contributed to the higher interest expense in the 2024 period in the amount of $23.9 million. The cost of average interest-bearing liabilities increased to 3.72% in 2024 from 3.29% in 2023, while the cost of funds increased to 3.04% in 2024 from 2.56% in 2023. Interest expense in the 2024 and 2023 periods included the amortization of fair value adjustments (premium) on assumed time deposits of $0.3 million and $0.8 million, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) was $78.7 million for the year ended December 31, 2024 compared to $93.1 million for the year ended December 31, 2023, while net interest margin was 2.77% and 3.07% for the same respective periods. Accretion and amortization of purchase accounting adjustments had a 5 basis point and 12 basis point positive effect on net interest margin for the same respective periods. The decrease in net interest income in 2024 was primarily due to lower average balances of loans held for investment and higher rates on deposits, primarily time deposits. The Company anticipates that future net interest income and net interest margin will be positively affected as it anticipates loan balance declines to stabilize with new and renewed loans at higher market rates and a further reduction in higher cost brokered deposits.

(Recovery of ) Provision for Credit Losses. The Company recorded a recovery of credit losses of $5.1 million for the year ended December 31, 2024 compared to a provision for credit losses of $22.3 million for the year ended December 31, 2023, a decrease of $27.4 million. The recovery of credit losses in 2024 was primarily attributable to an $8.4 million recovery from the sale of a specialty finance loan reserved for in 2023 and 2022 and lower reserve needs due to loan portfolio balance reductions, partially offset by higher specific reserves for certain purchased loans. Provision for credit losses in 2023 was primarily composed of specific reserves on the previously reported group of specialty finance loans, partially offset by a credit to provision for credit losses on unfunded commitments, as the Company actively worked to reduce these balances.

Noninterest Income. The following table provides detail for noninterest income and changes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2024	2023	Change $	Change %
Fair value adjustments of other equity investments	$(8,152)	$(110)	$(8,042)	7,310.9%
Loss on sale of securities available for sale	(67)	(649)	582	(89.7%)
Loss on sale of other equity investments	—	(1,636)	1,636	(100.0%)
Residential mortgage banking income	10,391	11,878	(1,487)	(12.5%)
Mortgage servicing rights	629	(1,878)	2,507	133.5%
Loss on sale of mortgage servicing rights	(3,607)	—	(3,607)	100.0%
Gain on sale of guaranteed government loans	102	5,704	(5,602)	(98.2%)
Wealth and trust management	2,434	1,839	595	32.4%
Service charges on deposit accounts	1,526	1,257	269	21.4%
Increase in cash surrender value of bank owned life insurance	855	1,195	(340)	(28.5%)
Bank and purchase card, net	2,060	1,703	357	21.0%
Other	7,402	9,072	(1,670)	(18.4%)
Total noninterest income	$13,573	$28,375	$(14,802)	(52.2%)

Lower noninterest income in 2024 compared to 2023 was primarily attributable to a $8.5 million non-cash, negative fair value adjustment of an equity investment the Company holds in a fintech company. Lower gain on sale of guaranteed government loans in 2024 compared to 2023 was attributable to the exit of the majority of the Company's guaranteed government lending team in the second quarter of 2024, which aligns with the Company’s enhanced focus on lending opportunities within its core geographic market.

The decline in residential mortgage banking income was primarily attributable to lower mortgage volumes sold into the secondary market in 2024 ($221.3 million) compared to 2023 ($315.5 million). Also contributing to the decline in noninterest income was the sale of MSR assets, which resulted in a loss on sale of $3.6 million, while fair value adjustments to MSR assets was a positive $619 thousand in 2024 compared to a negative $2.8 million in 2023. Fair value adjustments are primarily driven by market interest rates and related assumptions. Partially offsetting the negative $2.8 million fair value adjustment on MSR assets in 2023 was the retention of new MSR assets.

The decline in other noninterest income in 2024 compared to 2023 was primarily attributable to a decline in income from fintech BaaS deposit partnerships and a decline in income from Small Business Investment Company ("SBIC") investments as the Company sold all of its SBIC investments in 2024. In 2023, SBIC income and fintech BaaS deposit income were partially offset by the $553 thousand loss on sale of the LenderSelect Mortgage Group. The Company reported in January 2025 plans to exit its indirect fintech lending partnerships and, as a result, anticipates a decline in noninterest income beginning in 2025 from these sources. These partnerships generated $2.9 million and $3.0 million of noninterest income in 2024 and 2023, respectively.

Noninterest Expense. The following table provides detail for noninterest expense and changes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2024	2023	Change $	Change %
Salaries and employee benefits	$58,161	$58,158	$3	0.0%
Occupancy and equipment	5,577	6,506	(929)	(14.3%)
Technology and communication	10,024	10,096	(72)	(0.7%)
Legal and regulatory filings	2,050	4,613	(2,563)	(55.6%)
Advertising and marketing	933	1,157	(224)	(19.4%)
Audit fees	3,019	2,821	198	7.0%
FDIC insurance	5,463	5,059	404	8.0%
Intangible amortization	1,083	1,295	(212)	(16.4%)
Other contractual services	6,576	7,753	(1,177)	(15.2%)
Other taxes and assessments	3,037	3,216	(179)	(5.6%)
Regulatory remediation	4,671	10,459	(5,788)	(55.3%)
Goodwill impairment	—	26,826	(26,826)	(100.0%)
ESOP litigation settlement	—	6,000	(6,000)	(100.0%)
Other	13,247	13,978	(731)	(5.2%)
Total noninterest expense	$113,841	$157,937	$(44,096)	(27.9%)

Excluding the goodwill impairment charge, the VCB ESOP litigation settlement charge, and regulatory remediation expenses, noninterest expense decreased $5.5 million, or 4.8%, for 2024 compared to 2023. Lower legal and regulatory filings expenses in 2024 was primarily the result of reduced legal costs associated with the VCB ESOP litigation, which were incurred in 2023. Lower other contractual services and regulatory remediation expenses in 2024 were due to the reduction in the use of third-party resources in the BSA/AML area, as the Bank completed certain requirements under the Consent Order and exited its fintech BaaS depository operations. Higher audit fees in 2024 were primarily due to outsourced internal audits and assessments related to fintech operations. While salaries and employee benefits expenses remained flat in 2024 from 2023, full-time equivalent employees ("FTEs") as of December 31, 2024 and December 31, 2023, were 442 and 513, respectively. The Company anticipates that due to the transition to a more traditional community banking model, operational efficiency initiatives, and as regulatory directives are met, salaries and employee benefits expenses will decline in subsequent periods. Additionally, the Company expects overall noninterest expenses to decrease as it addresses the findings in the Consent Order.

Income Tax Expense. For the year ended December 31, 2024, the Company recorded an income tax benefit of $1.1 million (effective income tax rate of 6.8%) compared to income tax benefit of $7.1 million (effective income tax rate of 12.0%) for the same period of 2023. The effective income tax rate in the 2024 period was primarily attributable to the surrender of the majority of the Company's investment in bank owned life insurance, which resulted in a taxable gain and nondeductible penalties. The effective income tax rate in the 2023 period was primarily attributable to the $26.8 million goodwill impairment charge, which was not tax deductible.

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

	December 31,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$354,904	16.8%	$508,944	21.0%
Real estate – construction, commercial	114,491	5.4%	180,052	7.4%
Real estate – construction, residential	51,807	2.4%	75,832	3.1%
Real estate – commercial	847,842	40.2%	870,540	35.8%
Real estate – residential	692,253	32.8%	730,110	30.1%
Real estate – farmland	5,520	0.3%	5,470	0.2%
Consumer	43,938	2.1%	59,169	2.4%
Gross loans held for investment	2,110,755	100.0%	2,430,117	100.0%
Deferred costs, net of loan fees	1,042		830
Gross loans held for investment, net of deferred costs	2,111,797		2,430,947
Less: allowance for credit losses	(23,023)		(35,893)
Net loans	$2,088,774		$2,395,054
Loans held for sale (not included in totals above)	$30,976		$46,337

The following table presents the Company’s portfolio of commercial real estate mortgages by property type as of the dates stated.

	December 31,
	2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate – owner occupied	$193,608	22.8%	$210,233	24.1%
Commercial real estate – non-owner occupied
Multifamily	186,619	22.0%	162,888	18.8%
Hospitality	120,910	14.3%	136,679	15.7%
Retail	104,363	12.3%	118,638	13.6%
Office	73,871	8.7%	71,717	8.2%
Mixed use	49,666	5.9%	54,590	6.3%
Warehouse and industrial	39,830	4.7%	40,643	4.7%
Other	78,975	9.3%	75,152	8.6%
Total real estate – commercial	$847,842	100.0%	$870,540	100.0%

The current lending environment for commercial real estate (“CRE”) loans has heightened risk due to a higher interest rate environment. Potential negative impacts include higher debt service burdens for floating rate loans and fixed rate loans that mature and require renewal or refinancing. As these loans mature, they may be repriced at significantly higher interest rates, leading to increased debt service costs that can strain borrowers' ability to meet payment obligations. In some cases, the higher cost of refinancing may lead to loan defaults, particularly if property cash flows have not increased proportionally.

Additionally, collateral values overall may be impaired by higher capitalization rates, further complicating refinancing efforts and increasing credit risk to the Bank. Certain CRE collateral types have experienced declining occupancy, demand, and rental rates, which could potentially lead to material declines in property level economics and further weaken borrowers' ability to service their debt.

In response to the heightened risk, earlier in 2024, the Bank’s credit policy and risk committee conducted a targeted review of certain of the Bank’s loan types, including office loans, to confirm its internal risk ratings. In addition, the Bank’s credit administration department led by its Chief Credit Officer performs a periodic analysis of emerging trends by geography where the Bank has the largest concentrations by CRE property type. The analysis includes all real estate property types and geographic markets represented in the loan portfolio. This analysis is provided to the board of directors to assess whether the CRE lending strategy and risk appetite continue to be appropriate, considering changes in local market conditions and the Bank’s exposure to collateral type concentrations. Also, concentration limits by real estate collateral type are approved and monitored by the board of directors. As of December 31, 2024, all limits are in compliance.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed) as of December 31, 2024.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$354,904	$99,913	$128,232	$96,581	$30,204	$1,447	$126,759	$49,646	$58,508	$18,605
Real estate – construction, commercial	114,491	28,380	71,836	10,526	14,839	46,471	14,275	13,219	999	57
Real estate – construction, residential	51,807	38,792	3,412	46	57	3,309	9,603	631	—	8,972
Real estate – commercial	847,842	91,844	454,507	88,925	189,981	175,601	301,491	187,690	104,311	9,490
Real estate – residential	692,253	16,363	396,680	14,531	75,246	306,903	279,210	30,655	33,802	214,753
Real estate – farmland	5,520	688	2,051	149	235	1,667	2,781	1,777	287	717
Consumer	43,938	2,259	6,493	6,399	94	—	35,186	27,731	7,454	1
Gross loans	$2,110,755	$278,239	$1,063,211	$217,157	$310,656	$535,398	$769,305	$311,349	$205,361	$252,595

Allowance for Credit Losses. In determining the adequacy of the Company’s ACL, management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of December 31, 2024 and December 31, 2023. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may, on occasion, require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following tables present an analysis of the change in the ACL by loan type as of the dates and for the periods stated.

	For the year ended December 31, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893
(Recovery of) provision for credit losses - loans	(1,363)	(1,982)	(515)	(2,798)	1,734	3	2,021	(2,900)
Charge-offs	(24,005)	—	(39)	(1,238)	(216)	—	(2,939)	(28,437)
Recoveries	17,348	15	—	70	129	—	905	18,467
Net (charge-offs) recoveries	(6,657)	15	(39)	(1,168)	(87)	—	(2,034)	(9,970)
ACL, end of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023

Ratio of net (charge-offs) recoveries to average loans outstanding	7.17%	-0.08%	0.07%	0.56%	0.05%	0.00%	15.06%	1.74%

	For the year ended December 31, 2023
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$23,073	$1,637	$628	$2,356	$1,760	$4	$1,282	$30,740
Impact of ASC 326 Adoption	(4,424)	2,356	779	5,870	2,840	10	(13)	7,418
Provision for (recovery of) credit losses - loans	19,300	21	(445)	1,440	3,139	1	1,247	24,703
Charge-offs	(27,837)	(36)	—	—	(1,631)	—	(2,315)	(31,819)
Recoveries	3,675	46	132	263	178	—	557	4,851
Net (charge-offs) recoveries	(24,162)	10	132	263	(1,453)	—	(1,758)	(26,968)
ACL, end of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893

Ratio of net (charge-offs) recoveries to average loans outstanding	16.49%	-0.02%	-0.71%	0.12%	0.84%	0.00%	11.81%	4.35%

In the second quarter of 2024, the Company executed an agreement to sell a nonperforming specialty finance loan (reported as commercial and industrial) to a third party, reclassifying the loan from loans held for investment to loans held for sale in the same period at its estimated fair value. Upon reclassification, the Company recorded a charge-off of $9.4 million, which was provisioned for in prior years. In the third quarter of 2024, the sale was completed upon the receipt of all contractual amounts due and pursuant to the note sale agreement, and the Company recorded an $8.4 million recovery of credit losses.

The adoption of ASC 326 on January 1, 2023 resulted in a $7.4 million increase in the ACL. Provision for credit losses in the 2023 period was primarily attributable to specific reserves for specialty finance loans that were originated in 2022. The Company ceased making loans identified as specialty finance in late 2022. As of December 31, 2024 and 2023, carrying values of specialty finance loans totaled $0 and $34.2 million, respectively, with specific reserves of $0 and $9.6 million, respectively, as of the same dates. Net loan charge-offs were $10.0 million for the year ended December 31, 2024, compared to $27.0 million for the year ended December 31, 2023. The decline in net charge-offs in 2024 compared to 2023 was primarily due to $19.5 million in specialty finance loan charge-offs recorded in 2023 compared to $1.0 million in 2024. Net charge-offs of the nonguaranteed portion of government-guaranteed loans totaled $2.0 million and $1.1 million for 2024 and 2023, respectively.

The ACL includes specific reserves for individually evaluated loans and a general allowance applicable to all loan categories; however, management has allocated the ACL by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts or that the allocation indicates future trends, and does not restrict the usage of the general allowance for any specific loan or category. The following table presents the allocation of the ACL by loan category and the percentage of loans in each category to total loans as of the dates stated.

	December 31,
(Dollars in thousands)	2024	Percent of Loans	2023	Percent of Loans
Commercial and industrial	$5,767	16.8%	$13,787	21.0%
Real estate – construction, commercial	2,057	5.4%	4,024	7.4%
Real estate – construction, residential	540	2.4%	1,094	3.1%
Real estate – commercial	5,963	40.2%	9,929	35.8%
Real estate – residential	7,933	32.8%	6,286	30.1%
Real estate – farmland	18	0.3%	15	0.2%
Consumer	745	2.1%	758	2.4%
Total	$23,023	100.0%	$35,893	100.0%

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

	December 31,
(Dollars in thousands)	2024	2023
Nonaccrual loans held for investment	$22,957	$60,026
Loans past due 90 days and still accruing	2,486	3,037
Total nonperforming loans	$25,443	$63,063
OREO (1)	279	—
Total nonperforming assets	$25,722	$63,063
Loans held for sale	$30,976	$46,337
Loans held for investment	2,111,797	2,430,947
Total loans	$2,142,773	$2,477,284
Total assets	$2,737,260	$3,117,554
ACL on loans held for investment	$23,023	$35,893
ACL to loans held for investment	1.09%	1.48%
ACL to nonaccrual loans	100.29%	59.80%
ACL to nonperforming loans	90.49%	56.92%
Nonaccrual loans to loans held for investment	1.09%	2.47%
Nonperforming loans to loans held for investment	1.20%	2.59%
Nonperforming loans to total assets	0.93%	2.02%
Nonperforming assets to total assets	0.94%	2.02%

(1) Included in other assets on the consolidated balance sheets.

Nonperforming loans, which include nonaccrual loans and loans past due 90 days and still accruing interest, decreased $37.6 million from prior year end, to $25.4 million as of December 31, 2024. This decline primarily reflects the sale of the previously noted specialty finance loan, which had a $32.8 million carrying value and specific reserve of $9.6 million at December 31, 2023. The decline in nonperforming loans positively affected the asset quality measures above.

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

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available for sale was $312.0 million and $321.1 million at December 31, 2024 and 2023, respectively. Primarily as a result of market interest rates in the year ended December 31, 2024, the Company’s portfolio of securities available for sale had a net unrealized loss of approximately $55.5 million as of the same date. Of the unrealized loss in the portfolio at December 31, 2024, approximately 81.0% was related to securities backed by U.S. government agencies.

Securities in the investment portfolio may be classified as held to maturity, if the Company has the ability and intent to hold them to maturity, in which case they would be carried at amortized cost. The Company did not hold any investment securities classified as held to maturity as of December 31, 2024 or December 31, 2023.

As of December 31, 2024 and 2023, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default, to be of the best quality and carry the smallest degree of investment risk. At December 31, 2024 and 2023, securities with a fair value of $268.9 million and $35.8 million, respectively, were pledged to secure the Bank's borrowing facility with the FHLB. As of December 31, 2024, the Company had pledged securities with a fair value of $16.3 million as collateral for the FRB Discount Window, and as of December 31, 2023, the Company had pledged $260.9 million as collateral for the FRB Bank Term Funding Program (“BTFP”).

The Company reviews its available for sale investment securities portfolio for potential credit losses at least quarterly. At December 31, 2024 and 2023, the majority of securities in an unrealized loss position were of investment grade; however, a portion did not have a third-party investment grade available (securities with fair values of of $29.3 million and $20.5 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed and U.S. Treasury and agencies securities are guaranteed and/or funded by the U.S. government. Municipal securities with unrealized losses showed no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. No ACL has been recognized for investment securities as of December 31, 2024 and 2023.

Restricted equity investments consisted of stock in the FHLB (carrying basis $9.4 million and $12.3 million at December 31, 2024 and 2023, respectively), FRB stock (carrying basis of $9.4 million and $5.9 million at December 31, 2024 and 2023, respectively), and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both December 31, 2024 and 2023). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.8 million and $12.9 million as of December 31, 2024 and 2023, respectively. The Company reports such investments at fair value if observable market transactions have occurred in similar securities, resulting in a new carrying value that is evaluated for impairment no less than quarterly. These impairment analyses may include quantitative and/or qualitative information obtained either directly from the investee, a third-party broker, or a third-party valuation firm. If a potential impairment has been identified, the carrying value of the investment would be written down to its estimated fair market value through a charge to earnings. In the second quarter of 2024, the Company identified potential impairment triggers related to one of its investments, mainly due to regulatory pressures on banks partnering with fintech companies in the BaaS sector. These pressures led some fintech companies to announce cost-saving measures and at least one to seek bankruptcy protection. As a result, the Company engaged a third-party valuation firm to value the Company's investment in a fintech company. This valuation resulted in an $8.5 million impairment charge, recorded in fair value adjustments of other equity investments, to adjust the investment to its estimated fair market in the second quarter of 2024.

The following table presents the composition of the Company’s available for sale securities portfolio, at amortized cost, as of the dates stated.

	December 31,
	2024		2023
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total
Securities available for sale
Mortgage backed securities	$199,453	54.3%	$212,214	56.0%
U.S. Treasury and agencies	79,430	21.6%	79,856	21.0%
State and municipal	50,233	13.7%	50,682	13.3%
Corporate bonds	38,453	10.4%	36,902	9.7%
Total	$367,569	100.0%	$379,654	100.0%

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields, for each of the maturity ranges as of and for the periods stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$—	—	$—	—	$15,005	2.23%	$184,448	2.07%	$199,453
U.S. Treasury and agencies	1	—	35,208	1.14%	38,953	2.13%	5,268	1.94%	79,430
State and municipal	495	4.58%	7,798	2.46%	33,816	2.04%	8,124	2.65%	50,233
Corporate bonds	—	—	8,375	7.78%	29,578	4.33%	500	4.00%	38,453
Total	$496		$51,381		$117,352		$198,340		$367,569

Deposits. The principal sources of funds for the Company are deposits, including transaction accounts (demand deposits and money market accounts), time deposits, and savings accounts, of customers in the Company’s primary geographic market area. Such customers provide the Bank a source of fee income and cross-marketing opportunities and are generally a lower cost source of funding for the Bank.

In prior years, deposits sourced from fintech partnerships (“fintech-related deposits”) were a significant source of deposits for the Company. Prior to 2024, deposits sourced from fintech BaaS providers comprised a significant portion of the Company’s fintech-related deposits. In the fourth quarter of 2024, the Company completed the exit of its fintech BaaS deposit operations, eliminating its exposure to fintech BaaS deposits and reducing its fintech-related deposit exposure to approximately 1.0% of deposits as of December 31, 2024, consisting of corporate accounts of a few companies in the fintech sector. As of December 31, 2023, fintech-related deposits comprised 18.2% of total deposits.

Brokered deposit balances are sourced through intermediaries and are an unsecured source of funding for the Bank. Brokered deposits were added throughout 2023 and early 2024 to enhance liquidity in light of financial industry events that began in March 2023 and in anticipation of the exit of the Company's fintech BaaS deposit operations. Brokered deposits represented approximately 18.5% and 20.1% of total deposits as of December 31, 2024 and 2023, respectively, and were all time deposits at December 31, 2024. The Bank has a liquidity management program, with oversight of the Bank’s asset and liability committee (the “ALCO”) that sets forth guidelines for the desired maximum level of brokered deposits, which is 20.0% of total deposits. As noted, the Company issued brokered deposits as part of its liquidity management plan, and as a result, the Company's brokered deposit levels have approximated the high-end of the guideline at December 31, 2024. In recent quarters, the Company has reduced levels of brokered deposits and expects to continue to reduce levels in future periods to a level of 10.0% or less of total deposits. As certain brokered deposits have multiple-year terms, the Company expects brokered deposits to be a funding source for several years. The ALCO monitors brokered deposit concentrations as part of its liquidity risk management program.

The Bank is prohibited from accepting, renewing, or rolling over any brokered deposits, except in compliance with certain applicable restrictions under federal law, while subject to the Consent Order. In response and pursuant to 12 USC 1831f, 12 CFR 337.6(c) and 12 CFR 303.243(a), the Bank submitted to the FDIC an application for a waiver of the prohibition on the acceptance, renewal, or rollover of brokered deposits by an adequately capitalized insured depository institution. During the third quarter of 2024, the Bank received approval from the FDIC allowing the Bank to accept, renew, and rollover brokered deposits for a six-month period and in the amount of maturities during this period. In late fourth quarter of 2024, the Bank received a six-month extension of this approval.

Total deposits decreased $386.6 million from $2.57 billion as of December 31, 2023 to $2.18 billion as of December 31, 2024, as:

•
Deposits, excluding fintech-related and brokered deposits, increased $170.9 million from approximately $1.58 billion as of December 31, 2023 to approximately $1.76 billion as of December 31, 2024;

•
Brokered deposits decreased $113.0 million from approximately $515.5 million, or 20.1% of total deposits, as of December 31, 2023 to approximately $402.5 million, or 18.5% of total deposits, as of December 31, 2024; and

•
Fintech-related deposits decreased $444.5 million from approximately $465.9 million as of December 31, 2023 to approximately $21.3 million as of December 31, 2024. Of the decline, fintech BaaS deposits decreased $370.7 million from December 31, 2023.

The following table presents the composition of deposits as of the dates stated.

	December 31,
	2024		2023
(Dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Noninterest-bearing demand	$452,690	20.8%	$506,248	19.7%
Interest-bearing demand and money market	598,875	27.5%	1,049,536	40.9%
Savings	100,857	4.6%	117,923	4.6%
Time	1,027,020	47.1%	892,325	34.8%
Total deposits	$2,179,442	100.0%	$2,566,032	100.0%

Estimated uninsured deposits totaled approximately $399.3 million as of December 31, 2024, or 18.0% of total deposits, compared to $573.9 million, or 22.3% of total deposits, as of December 31, 2023. Excluding fintech BaaS deposits, estimated uninsured deposits were 18.1% and 18.2% of total deposits as of December 31, 2024 and 2023, respectively. Uninsured deposit amounts are based on estimates as of the reported date.

The following table presents a summary of average deposits and the weighted average rate paid for the periods stated.

	For the year ended December 31,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$493,133	—	$661,053	—
Interest-bearing:
Demand	432,099	2.22%	733,141	3.14%
Savings	108,093	4.63%	132,812	3.51%
Money market	381,482	2.40%	456,589	2.09%
Time	997,470	4.55%	641,645	3.55%
Total interest-bearing	1,919,144		1,964,187
Total average deposits	$2,412,277		$2,625,240

The following table presents maturities of time deposits for certificates of deposits $250 thousand or greater as of the dates stated.

	December 31,
(Dollars in thousands)	2024	2023
Maturing in:
3 months or less	$38,758	$30,547
Over 3 months through 6 months	33,845	19,961
Over 6 months through 12 months	60,308	36,254
Over 12 months	31,117	9,500
	$164,028	$96,262

Borrowings. The Company uses short-term and long-term borrowings from various sources, including FHLB advances and FRB advances, to fund assets and operations. The following table presents information on the balances and interest rates on borrowings as of and for the periods stated.

	December 31, 2024
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$280,000	$213,003	4.27%
FRB borrowings	—	65,000	23,087	4.68%

	December 31, 2023
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$210,000	$310,800	$263,259	4.48%
FRB borrowings	65,000	65,000	41,672	4.78%

The Bank has a $65.0 million FRB advance pursuant to the BTFP, which was secured by qualifying investment portfolio securities. Effective March 11, 2024, the Federal Reserve terminated the BTFP. During the second quarter of 2024, the Company repaid its BTFP advance upon its maturity and unpledged all collateralized securities.

FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multifamily, and commercial real estate mortgage loan portfolios, as well as selected investment portfolio securities. FRB advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans, as well as selected investment portfolio securities. Total borrowings as of December 31, 2024 were $150.0 million compared to $275.0 million as of December 31, 2023, a decrease of $125.0 million. With available liquidity, the Company reduced its borrowings, while executing the exit of fintech BaaS deposit operations.

Subordinated notes, net, totaled $39.8 million and $39.9 million as of December 31, 2024 and 2023, respectively. The Company's subordinated notes are comprised of a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). The fixed rates on these subordinated notes transition to variable rates based on the Secured Overnight Funding Rate ("SOFR") roughly five years from issue date. The 2029 Notes can be paid off in whole or in part without penalty at any time and the 2030 Note can be paid off in whole or in part, without penalty, at any time after its initial reset date. Due to the Consent Order, the Company must obtain approval to redeem its subordinated notes.

The 2029 Notes bore interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. As of December 31, 2024, the 2029 Notes bore an annual interest rate of 8.98%. On October 15, 2024, the rate on the 2029 Notes began to reset quarterly to the current three-month CME Term SOFR interest rate, which was 4.65%, plus 433.5 basis points at initial reset. The effective interest rate on the 2029 Notes was 5.92% for the year ended December 31, 2024.

The 2030 Note bears an interest rate of 6.0% per annum until June 1, 2025, at which date the rate will reset quarterly to the current three-month CME Term SOFR interest rate plus 587 basis points. Interest on the 2030 Note is payable semi-annually in arrears. The effective interest rate on the 2030 Note was 6.08% for the year ended December 31, 2024.

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

Deposits are the primary source of the Company’s liquidity. Cash flows from amortizing or maturing assets also provide funding to meet the liquidity needs of the Company. Deposits are sourced from the Bank’s customers and, as needed, through brokered deposit markets. The brokered deposit markets are accessed through brokers or through the IntraFi Network (“IntraFi”), of which the Bank is a member. IntraFi facilitates the Bank attaining brokered deposits via an on-line marketplace. The Bank also utilizes IntraFi's reciprocal deposit services to offer its high-value customers access to FDIC insurance through IntraFi's network of banks.

The Company has established a formal liquidity contingency plan that provides guidelines for liquidity management. Pursuant to the Company’s liquidity contingency plan, liquidity needs are forecasted based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. Management then stress tests the Company’s liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established and are reviewed by the Bank's ALCO. Management also monitors the Company’s liquidity position on a day-to-day basis through daily cash monitoring and short- and long-term cash flow forecasting and believes its sources of liquidity are adequate to conduct the business of the Company.

The following table presents information on the available sources of liquidity as of the period stated.

(Dollars in thousands)	Capacity	Less: Outstanding Borrowings		Available Balance
Cash and due from banks				$173,533
Fed funds sold				838
Unpledged securities available for sale				26,810
Total				$201,181
Borrowings
FHLB	$696,044	$201,160	(1)	$494,884
FRB	105,652	—		105,652
Unsecured line of credit	10,000	—		10,000
Total	$811,696	$201,160		$610,536
Available liquidity as of December 31, 2024				$811,717

(1) Outstanding borrowings are comprised of advances of $150.0 million and letters of credit totaling $51.2 million, of which $50.0 million serves as collateral for public deposits with the Treasury Board of the Commonwealth of Virginia.

Managing the Company's liquidity position through the exit of fintech BaaS deposit operations has required significant liquidity oversight. Management has utilized proceeds from the Private Placements, loan portfolio amortization and prepayments, in-market deposit growth, and selected asset sales and surrenders to offset the outflow of fintech BaaS deposits. As of December 31, 2024, the Company had substantially completed the orderly wind down of these operations. Fintech BaaS deposits have declined $370.7 million since December 31, 2023.

Uninsured deposits at December 31, 2024 were $399.3 million or 18.0% of total deposits. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could more than satisfy the demand with cash on-hand and FHLB borrowing capacity.

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

The Consent Order requires the Bank to achieve and maintain minimum capital requirements that are higher than those required for capital adequacy purposes. Specifically, the Bank is required to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%. As of December 31, 2024, the Bank met these minimum capital ratios. Until such levels are maintained and the minimum required ratios are lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

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

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject. On January 1, 2024, the Company became subject to these ratios. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank with the corresponding capital amounts for both the leverage ratio and the total capital ratio as of both December 31, 2024 and 2023. The CECL Transitional Amount was $8.1 million, of which $4.1 million and $2.0 million reduced the regulatory capital amounts and capital ratios as of December 31, 2024 and 2023, respectively.

	As of December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$358,848	17.26%	$218,260	10.50%	$207,866	10.00%	$270,226	13.00%
Blue Ridge Bankshares, Inc.	$414,284	19.79%	$167,444	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$176,687	8.50%	$166,293	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$125,583	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$145,507	7.00%	$135,113	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$94,187	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$340,386	11.80%	$115,364	4.00%	$144,204	5.00%	$288,409	10.00%
Blue Ridge Bankshares, Inc.	$360,933	12.43%	$116,169	4.00%	n/a	n/a	n/a	n/a

	As of December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$270,293	10.25%	$276,842	10.50%	$263,659	10.00%	$342,757	13.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$224,111	8.50%	$210,928	8.00%	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$184,562	7.00%	$171,379	6.50%	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$239,775	7.49%	$128,001	4.00%	$160,001	5.00%	$320,003	10.00%

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. As of December 31, 2024 and December 31, 2023, the Company had outstanding loan commitments of $283.2 million and $480.8 million, respectively. The majority of the decline in 2024 was attributable to lower loan commitments for construction and commercial and industrial borrowers, as the Company actively worked to reduce these commitments. Of the December 31, 2024 and 2023 balances, $108.4 million and $113.5 million, respectively, were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2024 and 2023, commitments under outstanding financial stand-by letters of credit totaled $12.5 million and $12.6 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

As of December 31, 2024 and 2023, the Company recorded a recovery of credit losses for unfunded commitments of $2.2 million and $2.4 million, respectively, which was primarily attributable to lower balances of loan commitments. As of December 31, 2024, the reserve for unfunded commitments to borrowers was $924 thousand compared to $3.1 million as of the same period in 2023. The unfunded commitments reserve is included in other liabilities on the consolidated balance sheets.

As of December 31, 2024, the Company recorded a recourse reserve of $1.8 million for estimated putbacks and transition costs as part of the sale of a significant portion of its MSR portfolio in the same period. This amount is included in the loss on sale of MSR assets and other liabilities on the consolidated statement of operations and consolidated balance sheet, respectively. The putbacks relate to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, as well as any deficiencies in the underlying documentation, all of which are subject to term limits per the sales agreements.

The Company holds interests in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At December 31, 2024, the Company had future commitments outstanding totaling $7.1 million related to these investments.

Interest Rate Risk Management

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and cash flows of interest-earning assets and interest-bearing liabilities, changes in the expected cash flows of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and other market-based index rates. The Company’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Bank maintains. The Company manages interest rate risk through the ALCO comprised of members of management. The ALCO is responsible for monitoring the Company’s interest rate risk in conjunction with liquidity and capital management, pursuant to policy guidelines approved by the board of directors.

The Company employs an independent firm to model its interest rate sensitivity that uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Assumptions for modeling are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how management expects rates to change on non-maturity deposits, such as interest checking, money market checking, savings accounts, as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates, and the developed assumptions, the model produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. The model then simulates what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two-year period and include rapid rate changes of down 100 basis points to 400 basis points and up 100 basis points to 400 basis points. The results of these simulations are then compared to the base case.

The following tables present the estimated change in net interest income under various rate change scenarios as of the dates presented. The scenarios assume rate changes occur instantaneous and in a parallel manner, which means the changes are the same on all points of the rate curve. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

	December 31, 2024
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$3,288	3.8%	$6,628	6.7%
+300 basis points	3,347	3.8%	5,842	5.9%
+200 basis points	2,877	3.3%	4,610	4.7%
+100 basis points	1,798	2.1%	2,751	2.8%
Base case
-100 basis points	(2,978)	(3.4%)	(4,205)	(4.3%)
-200 basis points	(6,468)	(7.4%)	(9,650)	(9.8%)
-300 basis points	(9,831)	(11.2%)	(15,174)	(15.4%)
-400 basis points	(12,664)	(14.5%)	(19,666)	(20.0%)

	December 31, 2023
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$(17,416)	(19.6%)	$(14,978)	(15.7%)
+300 basis points	(12,160)	(13.7%)	(10,262)	(10.7%)
+200 basis points	(7,416)	(8.4%)	(5,957)	(6.2%)
+100 basis points	(3,324)	(3.7%)	(2,448)	(2.6%)
Base case
-100 basis points	2,028	2.3%	930	1.0%
-200 basis points	3,615	4.1%	778	0.8%
-300 basis points	4,732	5.3%	(305)	(0.3%)
-400 basis points	5,621	6.3%	(1,238)	(1.3%)

The change in the results of interest rate scenarios from December 31, 2023 to December 31, 2024 is primarily the result of the decrease in the Bank’s fintech BaaS deposits. A significant portion of fintech BaaS deposits bore interest rates that adjusted with changes in the federal funds rate making them highly sensitive to instantaneous interest rate changes. As noted in the 2023 table above, an instantaneous increase in interest rates would result in liabilities repricing faster than interest-earning assets, resulting in the Bank being liability-sensitive.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 149)

To the Stockholders and the Board of Directors of Blue Ridge Bankshares, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Ridge Bankshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years the ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Loans

As more described in Note 2 and Note 4 of the financial statements, the Company reported a gross loan portfolio of $2.1 billion and related allowance for credit losses (“ACL”) of $23.0 million as of December 31, 2024. Expected credit losses are evaluated based on the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The discounted cash flow ("DCF") method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows for each individual loan and discounting them back to their present value using the loan's contractual interest rate, which is adjusted for any net deferred fees, costs, premiums, or discounts existing at the loan's origination or acquisition date. For collectively evaluated loans not assessed using the DCF method, the Company applies the remaining life method. In applying future economic forecasts, the Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. Historical loss rates, which are adjusted for qualitative factors that involve significant management judgment, are applied to the collectively evaluated loan segments. For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual basis.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•
Tested the design and operating effectiveness of controls relating to the Company’s determination of the ACL losses, including controls over the establishment of qualitative factors, model assumptions, and forecasts.
•
Evaluated the relevance and the reasonableness of assumptions related to the evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in the development of the qualitative factors.
•
Tested the completeness and accuracy of significant inputs to the model including the underlying data used to develop the qualitative factors and forecasts.
•
Tested the mathematical accuracy of the ACL model.
•
Evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.
•
Evaluated the reasonableness of assumptions and data used by the Company in developing the forecasts by comparing these data points to third-party sources and recalculation of the factors.
•
Evaluated the overall trends in credit quality, including adjustments for the qualitative factors by comparing the overall ACL to those recorded by the Company’s peer institutions.
•
Performed analytical procedures to evaluate the directional consistency of changes that occurred in the ACL.

Income Taxes – Realizability of Deferred Tax Assets

As described in Note 2 and Note 15 of the financial statements, the Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax asset or liability is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Judgments related to the existence of sufficient taxable income and the realization of deferred tax assets include consideration of future profitability and market conditions, changes in tax laws and other factors. The Company has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its $33.2 million of gross deferred tax assets; therefore, no valuation allowance has been recorded on the Company’s deferred tax assets.

Auditing management’s analysis of the realizability of these deferred tax assets is highly judgmental because it requires the evaluation of positive and negative evidence to support the position that the Company will generate sufficient future taxable income to realize the deferred tax assets as tax deductions on future income tax returns. The Company’s forecasted financial information, which is inherently subjective, is a significant component of management’s analysis.

Our audit procedures related to the determination of whether it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

•
Tested the effectiveness of controls over deferred tax assets, including management’s controls over whether it is more likely than not that the deferred tax assets will be realized.

•
Evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether it is more likely than not that sufficient taxable income will be generated in the future to utilize the net deferred tax assets and therefore whether a valuation allowance was necessary.
•
Evaluated the reasonableness of management's assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable.
•
Evaluated utilizing our tax specialists (1) the appropriateness of qualifying tax planning strategies, including whether they were prudent, feasible and would more likely than not result in the realization of deferred tax assets and (2) management's assessment of whether sufficient taxable income will be generated in the future to realize a portion of the deferred tax assets prior to expiration.
•
Tested the Company’s calculations over their deferred tax assets and management’s conclusions on the realizability of the deferred tax assets
•
Tested the income tax provision by selecting a sample of permanent and temporary differences and tested the calculation of the effective tax rate and resulting deferred tax assets and liabilities, while considering compliance with tax laws and regulations for those samples.

We have served as the Company's auditor since 2020.

/s/ Elliott Davis, PLLC

Firm Id: 149

Raleigh, North Carolina

March 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blue Ridge Bankshares, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Blue Ridge Bankshares, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for years then ended of the Company and our report dated March 10, 2025 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, PLLC

Raleigh, North Carolina

March 10, 2025

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

	As of December 31,
(Dollars in thousands, except share data)	2024	2023
ASSETS
Cash and due from banks	$173,533	$110,491
Restricted cash	2,459	10,660
Federal funds sold	838	4,451
Securities available for sale, at fair value	312,035	321,081
Restricted equity investments	19,275	18,621
Other equity investments	4,834	12,905
Other investments	19,405	29,467
Loans held for sale	30,976	46,337
Loans held for investment, net of deferred fees and costs	2,111,797	2,430,947
Less: allowance for credit losses	(23,023)	(35,893)
Loans held for investment, net	2,088,774	2,395,054
Accrued interest receivable	12,537	14,967
Premises and equipment, net	21,394	22,348
Right-of-use asset	7,962	8,738
Bank owned life insurance	1,083	48,453
Other intangible assets	3,859	5,382
Mortgage servicing rights	386	27,114
Deferred tax asset, net	27,312	21,556
Other assets	10,598	19,929
Total assets	$2,737,260	$3,117,554
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$452,690	$506,248
Interest-bearing demand and money market	598,875	1,049,536
Savings	100,857	117,923
Time	1,027,020	892,325
Total deposits	2,179,442	2,566,032
FHLB borrowings	150,000	210,000
FRB borrowings	—	65,000
Subordinated notes, net	39,789	39,855
Lease liability	8,613	9,619
Other liabilities	31,628	41,059
Total liabilities	2,409,472	2,931,565
Commitments and contingencies (Note 20)
Stockholders’ Equity:
Common stock, no par value; 150,000,000 and 50,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 84,972,610 and 19,198,379 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	322,791	197,636
Additional paid-in capital	29,687	252
Retained earnings	17,772	33,157
Accumulated other comprehensive loss, net of tax	(42,462)	(45,056)
Total stockholders’ equity	327,788	185,989
Total liabilities and stockholders’ equity	$2,737,260	$3,117,554

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2024 and 2023

	For the years ended December 31,
(Dollars in thousands, except per share data)	2024	2023
INTEREST INCOME
Interest and fees on loans	$142,339	$152,942
Interest on securities, deposit accounts, and federal funds sold	17,981	16,053
Total interest income	160,320	168,995
INTEREST EXPENSE
Interest on deposits	69,070	59,969
Interest on subordinated notes	2,414	2,209
Interest on FHLB and FRB borrowings	10,175	13,776
Total interest expense	81,659	75,954
Net interest income	78,661	93,041
(Recovery of) provision for credit losses - loans	(2,900)	24,703
Recovery of credit losses - unfunded commitments	(2,200)	(2,380)
Total (recovery of) provision for credit losses	(5,100)	22,323
Net interest income after provision for credit losses	83,761	70,718
NONINTEREST INCOME
Fair value adjustments of other equity investments	(8,152)	(110)
Loss on sale of securities available for sale	(67)	(649)
Loss on sale of other equity investments	—	(1,636)
Residential mortgage banking income	10,391	11,878
Mortgage servicing rights	629	(1,878)
Loss on sale of mortgage servicing rights	(3,607)	—
Gain on sale of guaranteed government loans	102	5,704
Wealth and trust management	2,434	1,839
Service charges on deposit accounts	1,526	1,257
Increase in cash surrender value of bank owned life insurance	855	1,195
Bank and purchase card, net	2,060	1,703
Other	7,402	9,072
Total noninterest income	13,573	28,375
NONINTEREST EXPENSE
Salaries and employee benefits	58,161	58,158
Occupancy and equipment	5,577	6,506
Technology and communication	10,024	10,096
Legal and regulatory filings	2,050	4,613
Advertising and marketing	933	1,157
Audit fees	3,019	2,821
FDIC insurance	5,463	5,059
Intangible amortization	1,083	1,295
Other contractual services	6,576	7,753
Other taxes and assessments	3,037	3,216
Regulatory remediation	4,671	10,459
Goodwill impairment	—	26,826
ESOP litigation settlement	—	6,000
Other	13,247	13,978
Total noninterest expense	113,841	157,937
Loss before income taxes	(16,507)	(58,844)
Income tax benefit	(1,122)	(7,071)
Net loss	$(15,385)	$(51,773)
Basic and diluted loss per common share	$(0.31)	$(2.73)

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

For the years ended December 31, 2024 and 2023

	For the years ended December 31,
(Dollars in thousands)	2024	2023
Net loss	$(15,385)	$(51,773)
Other comprehensive income (loss):
Gross unrealized gains (losses) on securities available for sale arising during the period	3,272	(592)
Deferred income tax (expense) benefit	(730)	132
Reclassification of net loss on securities available for sale included in net income	67	649
Income tax benefit	(15)	(145)
Unrealized gains on securities available for sale arising during the period, net of tax	2,594	44
Reclassification of net loss on pension and post-retirement benefit plans included in net income	—	2
Income tax benefit	—	(1)
Loss on pension and post-retirement benefit plans, net of tax	—	1
Other comprehensive income, net of tax	2,594	45
Comprehensive net loss	$(12,791)	$(51,728)

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

As of and for the years ended December 31, 2024 and 2023

(Dollars in thousands except share data)	Shares of Common Stock	Shares of Preferred Stock	Common Stock	Preferred Stock (1)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Noncontrolling Interest of Discontinued Operations	Total
Balance, December 31, 2022	18,950,329	—	$195,960	$—	$252	$97,682	$(45,101)	$—	$248,793
Cumulative effect adjustment due to implementation of accounting standard, net of income taxes	—	—	—	—	—	(8,111)	—	—	(8,111)
Net loss	—	—	—	—	—	(51,773)	—	—	(51,773)
Other comprehensive income	—	—	—	—	—	—	45	—	45
Dividends on common stock	—	—	—	—	—	(4,641)	—	—	(4,641)
Stock option exercises	3,750	—	26	—	—	—	—	—	26
Restricted stock awards, net of forfeitures	236,863	—	1,573	—	—	—	—	—	1,573
Dividend reinvestment plan issuances	7,437	—	77	—	—	—	—	—	77
Balance, December 31, 2023	19,198,379	—	$197,636	$—	$252	$33,157	$(45,056)	$—	$185,989
Net loss	—	—	—	—	—	(15,385)	—	—	(15,385)
Other comprehensive income	—	—	—	—	—	—	2,594	—	2,594
Issuance of stock and warrants from Private Placements, net of issuance costs	3,690,000	15,290	6,670	765	144,705	—	—	—	152,140
Conversion of preferred stock into common stock	61,160,000	(15,290)	116,035	(765)	(115,270)	—	—	—	—
Warrants exercised	508,000	—	1,270	—	—	—	—	—	1,270
Restricted stock awards, net of forfeitures	416,231	—	1,180	—	—	—	—	—	1,180
Balance, December 31, 2024	84,972,610	—	$322,791	$—	$29,687	$17,772	$(42,462)	$—	$327,788

(1) $50 par value per share

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023

	For the years ended December 31,
(Dollars in thousands)	2024	2023
Cash Flows From Operating Activities
Net loss from continuing operations	$(15,385)	$(51,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	—	26,826
Depreciation and amortization	1,532	1,696
Deferred income tax benefit	(6,186)	(7,055)
(Recovery of) provision for credit losses - loans	(2,900)	24,703
Recovery of credit losses - unfunded commitments	(2,200)	(2,380)
Accretion of fair value adjustments (discounts) on acquired loans	(1,148)	(2,611)
Accretion of fair value adjustments (premiums) on acquired time deposits and subordinated notes	(398)	(898)
Fair value adjustments of other equity investments	8,152	110
Realized loss on sale of available for sale securities	67	649
Realized loss on sale of other equity investments	—	1,636
Net fair value adjustments attributable to mortgage servicing rights	(629)	1,878
Loss on sale of mortgage servicing rights	3,607	—
(Increase) decrease in cash surrender value of bank owned life insurance	(855)	1,195
Proceeds from sale of other loans held for sale	25,250	—
Proceeds from sale of mortgage loans held for sale	220,694	251,797
Mortgage loans held for sale, originated	(211,840)	(248,721)
Gain on sale of mortgage loans	(2,425)	(2,098)
Proceeds from sale of guaranteed government loans held for sale	1,636	82,524
Guaranteed government loans held for sale, originated	(293)	(36,661)
Gain on sale of guaranteed government loans	(102)	(5,704)
(Gain) loss on disposal of premises and equipment and other assets	(14)	530
Investment amortization expense, net	513	653
Amortization of subordinated debt issuance costs	34	35
Intangible amortization	1,083	1,295
Decrease (increase) in accrued interest receivable	2,430	(3,398)
Increase in other assets	(18,695)	(15,736)
(Decrease) increase in other liabilities	(8,238)	25,564
Cash (used in) provided by operating activities	(6,310)	44,056
Cash Flows From Investing Activities
Purchases of securities available for sale	(15,382)	—
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	26,954	32,708
Net decrease (increase) in federal funds sold	3,613	(3,025)
Proceeds from sale of other investments, other assets, and other real estate owned	13,273	8,118
Capital calls of SBIC funds and other investments	(2,834)	(5,128)
Nonincome distributions from limited liability companies	741	1,671
Net decrease (increase) in loans held for investment	321,796	(60,544)
Proceeds from surrender of bank owned life insurance policies	48,225	—
Proceeds from sale of mortgage servicing rights	24,249	—
Proceeds from sale of LSMG	—	250
Net change in restricted equity and other investments	(1,018)	2,682
Purchase of premises and equipment	(588)	(961)
Proceeds from sale of premises and equipment and other assets	4	1,016
Cash provided by (used in) investing activities	419,033	(23,213)

Cash Flows From Financing Activities
Net decrease in demand, savings, and other interest-bearing deposits	(521,285)	(436,839)
Net increase in time deposits	134,993	501,162
FHLB advances	726,000	1,940,000
FHLB repayments	(786,000)	(2,041,700)
FRB advances	—	65,000
FRB repayments	(65,000)	(51)
Proceeds from Private Placements, net of issuance costs	152,140	—
Common stock dividends paid	—	(4,641)
Warrant exercises	1,270	—
Stock option exercises	—	26
Dividend reinvestment plan issuances	—	77
Cash (used in) provided by financing activities	(357,882)	23,034
Net increase in cash and due from banks	54,841	43,877
Cash and due from banks and restricted cash at beginning of period	121,151	77,274
Cash and due from banks and restricted cash at end of period	$175,992	$121,151
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$83,528	$67,868
Income taxes	$—	$6,656
Non-cash investing and financing activities:
Loans held for investment transferred to loans held for sale	$14,387	$—
Loans held for sale transferred to loans held for investment	$3,328	$—
Loans held for investment transferred to other real estate owned	$409	$—
Unrealized gains (losses) on securities available for sale	$3,272	$(592)
Restricted stock awards, net of forfeitures	$1,180	$1,573
Conversion of preferred stock into common stock	$116,035	$—
Change in goodwill	$—	$(26,826)
Cumulative effect adjustment due to adoption of accounting standard, net of income taxes	$—	$(8,111)

See accompanying notes to consolidated financial statements.

Note 1. Organization and Basis of Presentation

Blue Ridge Bankshares, Inc. (the "Company"), a Virginia corporation, was formed in 1988 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Richmond, Virginia and conducts its business activities primarily through its wholly-owned subsidiary bank, Blue Ridge Bank, National Association (the "Bank") and its wealth and trust management subsidiary, BRB Financial Group, Inc. (the “Financial Group”). The Company exists primarily for the purposes of holding the stock of its subsidiaries, the Bank and the Financial Group.

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

As of December 31, 2024, the Bank operated twenty-seven full-service banking offices across its footprint, which stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and into north-central North Carolina.

The Company, through the Financial Group, offers investment and wealth management and management services for personal and corporate trusts, including estate planning, estate settlement, trust administration and life insurance products. The Bank’s mortgage banking activities include a retail mortgage business operating as Monarch Mortgage. The Company, through its minority investment in Hammond Insurance Agency, Inc. offers property and casualty insurance to individuals and businesses.

Private Placements

In the second quarter of 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $161.6 million (collectively, the "Private Placements"). At a special meeting of shareholders held June 20, 2024, the Company’s shareholders approved the Private Placements and an amendment to the Company's articles of incorporation authorizing the issuance of additional shares of common stock, thus enabling the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. On June 28, 2024, all outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) converted into shares of the Company’s common stock. On July 11, 2024, the holder of the Company's Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) received the required regulatory non-objection to exchange the Series C Preferred Stock for common stock as stipulated in the Private Placement agreements. On November 7, 2024, all outstanding shares of the Series C Preferred Stock were exchanged for shares of the Company’s common stock. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.1 million.

The Private Placements also included the issuance of warrants to purchase common stock, Series B Preferred Stock, and Series C Preferred Stock. Warrants for Series B Preferred Stock and Series C Preferred Stock converted to warrants for common stock upon the conversion or exchange of the preferred stock to common stock. As of December 31, 2024, there were outstanding warrants to purchase 31,451,999 common shares. Of these, warrants to purchase 29,027,999 common shares have an exercise price of $2.50 per share with a remaining exercise term of 4.26 years, and warrants to purchase 2,424,000 common shares have an exercise price of $2.39 per share with a remaining exercise term of 4.45 years.

The Company intends to use the capital from the Private Placements to propel its near-term strategic initiatives, which include repositioning business lines, supporting organic growth, and further enhancing the Bank’s capital levels, including compliance with the minimum capital ratios set forth in the Consent Order issued by the OCC on January 24, 2024 (the “Consent Order”). As of December 31, 2024, the Bank’s capital ratios exceeded these minimum capital ratios.

The following tables summarize the effect of the Private Placements on the Company's shares of common and preferred stock as well warrants to purchase the Company's stock.

Effect of Private Placements on Common Stock	Number of Shares
Common stock
Shares issued on April 3, 2024 and June 13, 2024	3,690,000
Shares of Series B Preferred Stock converted into common stock on June 28, 2024 (1)	50,232,000
Shares of Series C Preferred Stock exchanged for common stock on November 7, 2024 (1)	10,928,000
Increase in shares of common stock	64,850,000
Warrants issued to purchase common stock, after conversion (2)	31,959,999

(1) The conversion rate for Series B Preferred Stock and Series C Preferred Stock into common stock was 4,000 common shares per preferred share.
(2) The conversion rate for warrants of Series B Preferred Stock and Series C Preferred Stock into warrants for common stock was 4,000 common shares per preferred share.

	Number of Shares
Effect of Private Placements on Preferred Stock	Series B	Series C
Preferred stock
Shares issued on April 3, 2024 and June 13, 2024	12,558	2,732
Shares of preferred stock that converted into common stock on June 28, 2024 (1)	(12,558)	—
Shares of preferred stock exchanged for common stock on November 7, 2024 (1)	—	(2,732)
Shares of preferred stock outstanding as of December 31, 2024	—	—
Warrants, preferred stock
Warrants issued issued on April 3, 2024 and June 13, 2024	6,549	1,441
Warrants for preferred stock that converted into warrants for common stock on June 28, 2024 (2)	(6,549)	—
Warrants for preferred stock that converted into warrants for common stock November 7, 2024 (2)	—	(1,441)
Warrants for preferred stock outstanding as of December 31, 2024	—	—

(1) The conversion rate for preferred stock into common stock was 4,000 common shares per preferred share.
(2) The conversion rate for warrants for Series B Preferred Stock and Series C Preferred Stock into warrants for common stock was for 4,000 common shares per preferred share.

In accordance with Accounting Standards Codification ("ASC") 820 – Fair Value Measurements, the Company calculated the fair value of the stock warrants issued as part of the Private Placements, through the engagement of a third-party valuation firm. The Black-Scholes Option Pricing Model was used for the valuation and incorporated grant date assumptions, including the fair value of the underlying stock, strike price, risk-free interest rate, term, and expected volatility.

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

	Warrants to Purchase Company Stock
Facts and assumptions	Issued April 3, 2024	Issued June 13, 2024
Number of warrants (1)	29,531,999	2,428,000
Fair value per warrant (1)	$1.34	$1.49
Stock price per share (1)	$2.76	$2.99
Strike price per share (1)	$2.50	$2.39
Risk-free interest rate	4.40%	4.30%
Term (years)	5.00	4.81
Expected volatility	45.00%	45.00%

(1) Presented on a common share equivalent basis.

The $152.1 million net proceeds from the Private Placements were allocated among the individual freestanding financial instruments, including common stock, preferred stock, and stock warrants, based on the relative fair value method, at the time of issuance. The fair value of the issued warrants has been classified as additional paid-in capital on the consolidated balance sheets.

Regulatory Matters

On January 24, 2024, the Bank consented to the issuance of the Consent Order. The Consent Order generally incorporates the provisions of the formal written agreement entered into between the Bank and the OCC on August 29, 2022 (the "Written Agreement"), as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering ("BSA/AML"), and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios.

Under the terms of the Consent Order, the Bank and/or the board of directors of the Bank is required to take certain actions, including but not limited to, the following:

•
Maintain a compliance committee of the Bank’s board of directors to monitor and oversee compliance with the Consent Order and regularly submit progress reports to the OCC.
•
Submit a written plan acceptable to the OCC detailing remedial actions needed to achieve and sustain compliance with the Bank Secrecy Act (the “BSA”) and the Consent Order, and to address all BSA/AML deficiencies, violations, and corrective actions communicated to the Bank.
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
•
Maintain a leverage ratio of at least 10.00% and a total capital ratio of at least 13.00%. The Bank may not be deemed to be “well capitalized” for purposes of the bank regulatory framework for prompt corrective action. If the Bank fails to achieve and maintain these minimum capital ratios, the OCC may deem the Bank to be “undercapitalized” under such regulatory provisions.
•
Submit to the OCC, for review and prior written non-objection, an acceptable written capital plan, consistent with the Bank’s strategic plan, including specific plans for the achievement and maintenance of adequate capital no less than that required by the Consent Order.

Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.10 and 10.11, respectively, to this Annual Report on Form 10-K.

Other Matters

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

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income (loss), net income (loss) per share, or stockholders’ equity, as previously reported.

Note 2. Summary of Significant Accounting Policies

The significant accounting and financial reporting policies of the Company outlined below are in accordance with GAAP.

(a) Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses, the valuation of deferred tax assets, mortgage servicing rights, and the valuation of certain investments.

(b) Cash and due from banks, federal funds sold, and restricted cash

For purposes of the consolidated statements of cash flows and balance sheets, cash and due from banks include cash on hand and amounts due from banks.

Federal funds sold represents excess bank reserves lent (generally on an overnight basis) to other financial institutions in the federal funds market.

Restricted cash represents amounts held in an interest-earning collateral account at a financial institution for the benefit of one of the Bank's network partners. This network partner facilitated the Bank's fintech banking-as-a-service transactions.

(c) Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity ("HTM") and carried at amortized historical cost. Securities not intended to be HTM are classified as available for sale ("AFS") and carried at fair value. Securities AFS are intended to be used as part of the Company’s asset and liability management strategy and may be sold in response to liquidity needs, changes in interest rates, prepayment risk, or other similar factors. Securities may be reclassified if management changes its intent or ability to hold them, resulting in a transfer between HTM and AFS. In such cases, the transferred security is recorded at fair value at the time of transfer. Any unrealized gains or losses are recorded in other comprehensive income if transferred from HTM to AFS, or remain in other comprehensive income and are amortized over the remaining life of the security if transferred from AFS to HTM.

Amortization of premiums and accretion of discounts on securities are reported as adjustments to interest income using the effective interest method. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold using the specific identification method and recorded on the date of settlement. Unrealized gains and losses on investment securities AFS are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to stockholders’ equity, net of tax, whereas realized gains and losses are credited or charged to current earnings.

The Company has made equity investments in a fintech company and limited partnerships, which are being accounted for as equity securities under ASC 321, Investments – Equity Investments. Few of these equity investments have readily-determinable fair values and most are reported at cost, less impairment, if any. The Company reports such investments at fair value if observable market transactions have occurred in similar securities, resulting in a new carrying value that is evaluated for indication of impairment no less than quarterly. These investments, inclusive of the fair value adjustments, totaled $4.8 million and $12.9 million as of December 31, 2024 and 2023, respectively, and are included in other equity investments on the Company's consolidated balance sheets. Other equity investments are also periodically evaluated for impairment using information obtained either directly from the investee, a third-party broker, or a third-party valuation firm. If an impairment has been identified, the carrying value of the investment is written down to its estimated fair market value through a charge to earnings.

As of December 31, 2024, the Company held investments in early-stage focused investment funds and low-income housing partnerships, which totaled $19.4 million. As of December 31, 2023, the Company held investments in early-stage focused investment funds, small business investment companies ("SBIC"), and low-income housing partnerships, which totaled $29.5 million. These investments are reported in other investments on the consolidated balance sheets, do not have readily-determinable fair values, are generally reported at amortized cost, and are periodically evaluated for potential impairment.

(d) Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated fair market value in the aggregate. Changes in fair value are recognized in residential mortgage banking income on the consolidated statements of operations. The Company participates in a mandatory delivery program for its government guaranteed and conventional mortgage loans. Under the mandatory delivery program, loans with interest rate locks are paired with the sale of a to-be-announced (“TBA”) mortgage-backed security bearing similar attributes in the aggregate. Under the mandatory delivery program, the Bank commits to deliver loans to an investor at an agreed upon price after the close of such loans. The Company also participates in best efforts delivery programs, which sets the sale price with the investor on a loan-by-loan basis when each loan is locked. As of December 31, 2024 and 2023, residential mortgage loans classified as held for sale on the Company's consolidated balance sheets were $7.7 million and $14.1 million, respectively.

Certain consumer and small business loans sourced by fintech partners and originated by the Company are classified on the Company's consolidated balance sheets as held for sale. These loans are originated by the Bank and later sold directly to the applicable fintech partner at par, generally up to 30 days from origination. These loans are carried at amortized cost, due to the brief holding period. As of December 31, 2024 and 2023, fintech loans held for sale totaled $23.3 million and $27.7 million, respectively, and are included in loans held for sale on the Company's consolidated balance sheets.

The Company may hold for sale the conditionally guaranteed portion of certain loans guaranteed by the U.S. Small Business Administration. Prior to 2024, government guaranteed loans also included those guaranteed by the U.S. Department of Agriculture. These loans are carried at the lower of cost or fair market value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Gains or losses on government guaranteed loans held for sale are recognized upon completion of the sale, based on the difference between the selling price and the carrying value of the related loan sold. As of December 31, 2024 and 2023, government guaranteed loans classified as held for sale on the Company's consolidated balance sheets were $0 and $4.5 million, respectively.

(e) Loans Held for Investment and allowance for credit losses ("ACL")

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

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments along with amendments ASU 2019-11 – Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Together, these ASUs, referred to herein as “ASC 326”, replace the incurred loss impairment methodology with the current expected credit loss methodology (“CECL”) and require consideration of a broader range of information to determine credit loss estimates at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 applies to financial assets subject to credit losses that are measured at amortized cost and certain off-balance sheet credit exposures, which include, but are not limited to, loans held for investment, leases, securities HTM, loan commitments, and financial guarantees.

The following table presents the effect on the consolidated balance sheet as the result of adopting ASC 326 effective January 1, 2023.

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

Management’s determination of the adequacy of the ACL under ASC 326 is based on an evaluation of the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The Company uses a third-party model in estimating the ACL on a quarterly basis. Loans with similar risk characteristics are collectively assessed within pools (or segments). Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. The Company determined that using federal call codes is generally an appropriate loan segmentation methodology, as it is generally based on risk characteristics of a loan's underlying collateral. Using federal call codes also allows the Company to utilize publicly-available external information when developing its estimate of the ACL. The discounted cash flow ("DCF") method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows for each individual loan and discounting them back to their present value using the loan's contractual interest rate, which is adjusted for any net deferred fees, costs, premiums, or discounts existing at the loan's origination or acquisition date (also referred to as the effective interest rate). The DCF method also considers factors such as loan term, prepayment or curtailment assumptions, accrual status, and other relevant economic factors that could affect future cash flows. By discounting the cash flows, this method incorporates the time value of money and reflects the credit risk inherent in the loan.

In applying future economic forecasts, the Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. The Company considers economic forecasts of national gross domestic product and unemployment rates from the Federal Open Market Committee to inform the model for loss estimation. Historical loss rates used in the quantitative model were derived using both the Bank's and peer bank data obtained from publicly-available sources (i.e., federal call reports) encompassing an economic cycle. The Bank's peer group utilized is comprised of financial institutions of relatively similar size (i.e., $1 - $5 billion of total assets) and in similar markets. Management also considers qualitative adjustments when estimating loan losses to take into account the model's quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include considerations of trends in delinquencies, changes in volume and terms of loans, effects of changes in lending policy, experience and depth of management, regional and local economic trends and conditions, concentrations of credit, and loan review results.

For collectively evaluated loans not assessed using the DCF method, the Company applies the remaining life method. This approach uses the Company's historical loss rate, adjusted for current and future expectations, and factors in the remaining average life of the loan segment. It is used exclusively for loan segments where developing a DCF model was not feasible.

For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual (or loan-by-loan) basis. This population of individually evaluated loans (or loan relationships with the same primary source of repayment) is determined on a quarterly basis and is based on whether (1) the risk grade of the loan is substandard or worse and the balance exceeds $500,000, (2) the risk grade of the loan is special mention and the balance exceeds $1,000,000, or (3) the loan's terms or risks differ significantly from other pooled loans. Measurement of credit loss is based on the expected future cash flows of an individually evaluated loan, discounted at the loan's effective interest rate, or measured on an observable market value, if one exists, or the estimated market value of the collateral underlying the loan discounted for estimated costs to sell the collateral for collateral-dependent loans. In limited circumstances, the collateral value for a collateral-dependent loan may be based on the enterprise value of a company. The enterprise value method involves assessing the borrower’s ability to repay the loan by estimating the total value of its business, including both debt and equity. This approach is typically used where the recoverable value is based on the fair value of the company as a going concern, adjusted for the priority of the company's claim. If the net value applying these measures is less than the loan's recorded investment, a specific reserve is recorded in the ACL and charged-off in the period when management believes the loan balance is no longer collectible.

The Company has an ACL management "work group", which includes executive and senior management of the accounting and credit administration teams, who approve the key methodologies and assumptions, as well as the final ACL, on a quarterly basis. While management uses available information at the time of estimation to determine expected credit losses on loans, future changes in the ACL may be necessary based on changes in portfolio composition, portfolio credit quality, changes in underlying facts for individually evaluated loans, and/or economic conditions. In addition, bank regulatory agencies and the Company's independent auditors periodically review its ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on judgments different than those of management.

Upon the adoption of ASC 326 effective January 1, 2023, the Company recorded an increase in its ACL of $7.4 million, along with an after-tax cumulative effect adjustment, which reduced stockholders' equity by $5.2 million.

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
•
Commercial and industrial loans may be secured by non-real estate collateral such as accounts receivable, inventory, equipment, or other similar assets. In limited cases, the collateral may include intangible assets, the enterprise value of a company, or investments in publicly or privately traded companies.
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

Acquired Loans

The Company has acquired loans, including loans designated as purchased credit deteriorated ("PCD"), in its mergers with Bay Banks of Virginia, Inc. in 2021 and Virginia Community Bankshares, Inc. in 2019. The non-credit discounts associated with PCD loans are accreted into interest income over the remaining contractual lives of the underlying loans.

Troubled Loan Modifications

ASU 2022-02 requires additional disclosures for certain loan modifications and disclosures of gross charge-offs by year of origination. Specifically, loan modification disclosures must be made for modifications of existing loans to borrowers who were experiencing financial difficulties at the time of the modification. The modification type must include a direct change in the timing or amount of a loan's contractual cash flows. The additional disclosures are applicable to situations where there is: principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (generally, greater than 90 days), a term extension, or any combination thereof. The Company refers to such loan modifications as troubled loan modifications ("TLMs").

ACL for Securities AFS

The Company evaluates the fair value and credit quality of its securities AFS portfolio no less than quarterly. In the event the fair value of a security falls below its amortized cost basis, the security is evaluated to determine whether the decline in value was caused by changes in market interest rates or security credit quality. The primary indicators of credit quality for the Company’s securities AFS portfolio are capital ratios and profitability thereby indicating exposure to asset quality or liquidity issues, which is influenced by a number of security specific factors that may include obligor cash flow, geography, seniority, and others. If unrealized losses are related to credit quality, the Company estimates the credit-related loss by evaluating the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security and a credit loss exists, then an ACL is recorded for the credit loss through a provision for credit losses, limited by the amount that the fair value is less than amortized cost basis.

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

(f) Premises and Equipment

Land is carried at cost. Premises and equipment, other than land, are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives up to 40 years for buildings and from 3 to 15 years for furniture, fixtures, and equipment.

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful life of the improvements or the lease term. Capitalized purchased computer software is amortized over estimated useful lives of one to three years.

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

Most of the Company’s leases include renewal options, with renewal terms extending the lease obligation up to as much as eight years. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised as assessed at lease commencement. As of and for the years ended December 31, 2024 and 2023, the Company did not have any leases that met the standard definition of a finance lease nor did it engage in any sale-leaseback transactions or have any material sublease income. In accordance with the ASC, the Company elects not to recognize an ROU asset and lease obligation for contracts with an initial term of twelve months or less. The expense associated with these short-term leases is included in noninterest expense in the consolidated statements of operations. To the extent that a lease arrangement includes both lease and non-lease components, the Company has elected not to account for these separately.

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

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Goodwill was the only intangible asset with an indefinite life on the Company’s balance sheet. During the third quarter of 2023, management concluded that goodwill had become impaired as a result of the decline in the Company's stock price and its market value relative to its book value. Accordingly, an impairment charge totaling $26.8 million, the entire amount of goodwill reported in the consolidated balance sheet, was recognized during the third quarter of 2023.

Intangible assets with definite useful lives are amortized over their estimated useful lives and tested for impairment if events and circumstances exist that might indicate impairment may have occurred. The majority of the Company's intangible assets with definite useful lives is a core deposit intangible asset acquired as part of the Company's merger with Bay Banks of Virginia, Inc. in 2021 (the "Bay Banks Merger").

(i) Mortgage Servicing Rights (“MSR”) Assets

MSR assets represent the economic value associated with servicing a mortgage loan during the life of the loan, resulting from the Company retention of servicing rights on mortgages originated and sold to the secondary market. The assets are separate from the underlying mortgage and may be retained or sold by the Company when the related mortgage is sold. Under ASC 860, Transfers and Servicing, MSR assets are initially recognized at fair value and subsequently accounted for using either the amortization method or the fair value measurement method. Beginning January 1, 2022, the Company elected the fair value measurement method for accounting for MSR assets; prior to this, MSR assets were recorded under the amortization method. This change in accounting method, which was an irrevocable election, was prospective in nature and resulted in an after-tax difference in carrying values of its MSR assets under the two methods at the beginning of 2022. Consequently, a positive $3.5 million cumulative effect adjustment was recorded to stockholders’ equity as of January 1, 2022. MSR assets and servicing income are reported on the Company’s consolidated balance sheets and consolidated statements of operations, respectively.

In the second half of 2024, the Company sold substantially all of its MSR assets consisting of $1.94 billion in unpaid principal balances of underlying mortgages, at a loss of $3.6 million. This loss includes transaction-related costs and an estimated recourse reserve for potential putbacks, estimated transition costs, and a portion of the proceeds withheld for documentation review.

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

(k) Bank Owned Life Insurance ("BOLI")

The Company has purchased life insurance policies on certain key employees. The cash surrender value of life insurance is recorded at the gross amount that can be realized under the insurance contract at the balance date, which is the cash surrender value. The increase in the cash surrender value over time is recorded as other noninterest income in the Company's consolidated statements of operations. The Company monitors the financial strength and condition of the counterparty.

As of December 31, 2024 and December 31, 2023, the Company's investment in BOLI totaled $1.1 million and $48.5 million, respectively. In the second quarter of 2024, the Company surrendered the majority of its BOLI policies and received $48.2 million of the proceeds by the end of 2024. There was no book gain or loss as a result of this transaction, as BOLI is carried at cash surrender value; however, $2.2 million of tax expense was recognized representing the tax effect of the life-to-date income earned on the policies and tax penalties. Taxes on such earnings were previously permanently deferred but became subject to tax upon the surrender of the policies.

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

(m) Earnings Per Share

Accounting guidance specifies the computation, presentation, and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities, or contingent stock agreements if those securities trade in a public market. Basic EPS amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted EPS amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect would be to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options, performance-based restricted stock awards (“PSAs”), and warrants. The Company calculates diluted EPS for its warrants and stock options using the treasury stock method and for its PSAs using the two-class method.

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

(o) Business Segments

The Company determined its reportable business segments based on the Company's organizational structure, internal financial reporting, and products and services offered. The Chief Operating Decision Maker ("CODM"), which is the Chief Executive Officer and the board of directors, uses segment information to evaluate performance and allocate resources.

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

(p) Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09–Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU requires prospective application by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or alternately applying the amendments retrospectively by providing the revised disclosures for all periods presented. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

(q) Adoption of New Accounting Standard

The Company implemented ASU No. 2023-07–Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in 2024, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods certain disclosures that are currently required annually. Additionally, the ASU requires a public entity to disclose the title and position of the CODM, as well as the metric that the CODM uses to gauge segment performance. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments.

Note 3. Investment Securities and Other Investments

Investment securities available for sale are carried on the Company's consolidated balance sheets at fair value. The following table presents amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated.

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$199,453	$—	$(35,015)	$164,438
U.S. Treasury and agencies	79,430	—	(9,975)	69,455
State and municipal	50,233	—	(7,296)	42,937
Corporate bonds	38,453	—	(3,248)	35,205
Total investment securities	$367,569	$—	$(55,534)	$312,035

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$212,214	$—	$(35,244)	$176,970
U.S. Treasury and agencies	79,856	—	(10,985)	68,871
State and municipal	50,682	—	(7,357)	43,325
Corporate bonds	36,902	12	(4,999)	31,915
Total investment securities	$379,654	$12	$(58,585)	$321,081

As of December 31, 2024 and December 31, 2023, securities with fair values of $268.9 million and $35.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

As of December 31, 2024 and December 31, 2023, securities with fair values of $16.3 million and $0, respectively, were pledged to secure borrowing capacity through the Federal Reserve Bank of Richmond ("FRB") Discount Window, of which there were no outstanding advances as of either date.

As of December 31, 2023, the Company pledged securities with $260.9 million of par value (amortized cost and fair value of $262.7 million and $218.7 million, respectively) as collateral for the Bank Term Funding Program (“BTFP”), established by the Federal Reserve on March 12, 2023. Effective March 11, 2024, the Federal Reserve terminated the BTFP. During the second quarter of 2024, the Company repaid its BTFP $65.0 million advance upon its maturity and unpledged all collateralized securities.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position as of the dates stated totaling $1.1 million and $4.4 million, as of December 31, 2024 and 2023, respectively.

		December 31, 2024
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	85	$11,637	$(107)	$152,802	$(34,908)	$164,439	$(35,015)
U.S. Treasury and agencies	29	—	—	69,453	(9,975)	69,453	(9,975)
State and municipal	70	2,040	(42)	40,531	(7,254)	42,571	(7,296)
Corporate bonds	42	3,803	(21)	30,653	(3,227)	34,456	(3,248)
Total	226	$17,480	$(170)	$293,439	$(55,364)	$310,919	$(55,534)

		December 31, 2023
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	86	$7,497	$(45)	$169,474	$(35,199)	$176,971	$(35,244)
U.S. Treasury and agencies	29	283	(1)	68,399	(10,984)	68,682	(10,985)
State and municipal	65	536	(9)	41,118	(7,348)	41,654	(7,357)
Corporate bonds	39	7,469	(830)	21,683	(4,169)	29,152	(4,999)
Total	219	$15,785	$(885)	$300,674	$(57,700)	$316,459	$(58,585)

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$496	$496
Due after one year through five years	51,381	47,504
Due after five years through ten years	117,352	101,662
Due after ten years	198,340	162,373
Total	$367,569	$312,035

At December 31, 2024 and 2023, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of of $29.3 million and $20.5 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability thereby indicating limited exposure to asset quality or liquidity issues, which resulted in no identifiable credit losses. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of December 31, 2024 and 2023, there was no ACL for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

Restricted equity investments consisted of stock in the FHLB (carrying basis $9.4 million and $12.3 million at December 31, 2024 and 2023, respectively), FRB stock (carrying basis of $9.4 million and $5.9 million at December 31, 2024 and 2023), respectively, and stock in the Company’s correspondent bank (carrying basis of $468 thousand at both December 31, 2024 and 2023). Restricted equity investments are carried at cost.

The Company has various other equity investments, including investments in a fintech company and limited partnerships, totaling $4.8 million and $12.9 million as of December 31, 2024 and 2023, respectively. In the second quarter of 2024, the Company identified potential impairment triggers related to one of its investments, mainly due to regulatory pressures on banks partnering with fintech companies in the banking-as-a-service sector. These pressures led some fintech companies to announce cost-saving measures and at least one to seek bankruptcy protection. As a result, the Company engaged a third-party valuation firm to value the Company's investment in a fintech company. This valuation resulted in an $8.5 million impairment charge to adjust the investment to its estimated fair market value recorded in fair value adjustments of other equity investments in the consolidated statement of operations.

As of December 31, 2024, the Company held investments in early-stage focused investment funds and low-income housing partnerships, which totaled $19.4 million. As of December 31, 2023, the Company held investments in early-stage focused investment funds, SBICs, and low-income housing partnerships, which totaled $29.5 million. These investments are reported in other investments on the consolidated balance sheets. The Company sold all of its SBIC investments ($11.9 million) during 2024 for a $139 thousand net gain, which is reported in other noninterest income in the consolidated statement of operations.

Note 4. Loans and Allowance for Credit Losses

The following table presents the amortized cost of loans held for investment as of the dates stated.

	December 31,
(Dollars in thousands)	2024	2023
Commercial and industrial	$354,904	$508,944
Real estate – construction, commercial	114,491	180,052
Real estate – construction, residential	51,807	75,832
Real estate – commercial	847,842	870,540
Real estate – residential	692,253	730,110
Real estate – farmland	5,520	5,470
Consumer	43,938	59,169
Gross loans held for investment	2,110,755	2,430,117
Deferred costs, net of loan fees	1,042	830
Total	$2,111,797	$2,430,947

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $797.9 million and $767.1 million were pledged as of December 31, 2024 and 2023, respectively. The Company has pledged certain construction, and commercial and industrial loans totaling $91.6 million and $161.0 million as collateral for borrowings with the FRB Discount Window as of December 31, 2024 and 2023, respectively. The decline in the amount pledged at the FRB Discount Window was primarily due to paydowns and payoffs of the commercial and industrial loans serving as collateral.

The following tables present the aging of the recorded investment of loans held for investment by loan category as of the dates stated.

	December 31, 2024
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$339,893	$1,335	$1,232	$2,259	$10,185	$354,904
Real estate – construction, commercial	114,238	—	33	—	220	114,491
Real estate – construction, residential	51,807	—	—	—	—	51,807
Real estate – commercial	842,982	625	—	—	4,235	847,842
Real estate – residential	680,406	3,874	476	—	7,497	692,253
Real estate – farmland	5,520	—	—	—	—	5,520
Consumer	41,295	1,296	300	227	820	43,938
Deferred costs, net of loan fees	1,042	—	—	—	—	1,042
Total	$2,077,183	$7,130	$2,041	$2,486	$22,957	$2,111,797

	December 31, 2023
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$464,939	$2,235	$632	$1,709	$39,429	$508,944
Real estate – construction, commercial	177,653	2,016	—	—	383	180,052
Real estate – construction, residential	75,309	523	—	—	—	75,832
Real estate – commercial	855,263	2,109	714	574	11,880	870,540
Real estate – residential	717,141	5,101	288	—	7,580	730,110
Real estate – farmland	5,470	—	—	—	—	5,470
Consumer	55,084	2,298	279	754	754	59,169
Deferred costs, net of loan fees	830	—	—	—	—	830
Total	$2,351,689	$14,282	$1,913	$3,037	$60,026	$2,430,947

Nonaccrual loans as of December 31, 2023 included a nonperforming specialty finance loan (reported as commercial and industrial) with a recorded investment of $32.8 million. In the second quarter of 2024, the Company executed an agreement to sell this loan to a third party, reclassifying the loan from loans held for investment to loans held for sale in the same period at its estimated fair value. Upon reclassification, the Company recorded a charge-off of $9.4 million on the loan, which was provisioned for in prior years. In the third quarter of 2024, the sale was completed upon the receipt of all contractual amounts due and, as result, the Company recorded an $8.4 million recovery of credit losses.

The following tables present the recorded investment of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$778	$9,407	$10,185
Real estate – construction, commercial	—	220	220
Real estate – commercial	—	4,235	4,235
Real estate – residential	1,669	5,828	7,497
Consumer	—	820	820
Total	$2,447	$20,510	$22,957

	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$1,487	$37,942	$39,429
Real estate – construction, commercial	—	383	383
Real estate – commercial	2,024	9,856	11,880
Real estate – residential	577	7,003	7,580
Consumer	—	754	754
Total	$4,088	$55,938	$60,026

For the year ended December 31, 2024 and 2023, the Company recognized $534 thousand and $223 thousand, respectively, of interest income from nonaccrual loans.

The following table presents accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the twelve months ended December 31,
(Dollars in thousands)	2024	2023
Commercial and industrial	$417	$179
Real estate – construction, commercial	60	7
Real estate – construction, residential	—	29
Real estate – commercial	176	300
Real estate – residential	93	80
Consumer	23	16
Total	$769	$611

Credit Quality Indicators

The Company segments loans held for investment into risk categories based on relevant information about the expected ability of borrowers to repay debt, such as current financial information, historical payment performance, experience, collateral adequacy, credit documentation, and current economic trends, among other factors. Management assigns loan risk grades by a numerical system as an indication of credit quality of its portfolio of loans held for investment. The Company uses the following definitions for loan risk ratings and periodically evaluates the appropriateness of these ratings across its loan portfolio. Independent third-party loan reviews are performed periodically on the Company's loan portfolio and such reviews validate management's determination of loan risk grades. Bank regulatory agencies also periodically review the Company's loan portfolio, including loan risk grades and may, on occasion, change a grade based on their judgment of the facts at the time of review.

Risk Grade 1 – Strong: This grade is for the strongest of loans. These loans are extended to individuals or businesses where the probability of default is extremely low to the Bank and secured with liquid collateral where the loss given default is unlikely because of the source of repayment such as a lien on a deposit account held at the Bank. Character, credit history, and ability of individuals or company principals are excellent. High liquidity, minimum risk, strong ratios, and low servicing cost are present.

Risk Grade 2 – Minimal: This grade is for loans deemed exceptionally strong. These loans are within established guidelines and where the borrowers have documented significant overall financial strength with consistent and predictable cash flows. These loans have excellent sources of repayment, significant balance sheet liquidity, no significant identifiable risk of collection, and conform in all respects to policy, underwriting standards, and federal and state regulations (no exceptions of any kind). In addition, guarantor support, when provided, is deemed as excellent.

Risk Grade 3 – Acceptable: This grade is for loans deemed strong. These loans have adequate sources of repayment, with a minimal identifiable risk of collection. Generally, loans assigned this risk grade will demonstrate the following characteristics: (1) conformity in all respects with policy, guidelines, underwriting standards, and federal and state regulations (no exceptions of any kind), (2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt. In addition, guarantor support, when provided, is deemed strong.

Risk Grade 4 – Satisfactory: This grade is for satisfactory loans containing more but deemed acceptable risk, and where the borrower is deemed as sound. These loans have adequate sources of repayment, with minimal identifiable risk of collection. Loans assigned with this risk grade will demonstrate the following characteristics: (1) general conformity to the Bank's underwriting requirements, with limited exceptions to policy, product, or underwriting guidelines. All exceptions noted have documented mitigating factors that offset any additional risk associated with the exceptions noted, (2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt. In addition, guarantor support, when provided, is deemed as satisfactory.

Risk Grade 5 – Watch: This grade is for satisfactory loans containing acceptable but elevated risk. These loans are characterized by borrowers who exhibit signs of financial stress or are experiencing unstable or unfavorable change(s) adversely impacting the current or expected financial condition. The borrower's management is considered to be satisfactory; however, the collateral securing the loan may have decreased in value, the debt service coverage ratio is inconsistent or breakeven but mostly positive, and/or guarantor support, if any, is deemed limited or marginal. Loans classified as Watch warrant additional monitoring by management.

Risk Grade 6 – Special Mention: This grade is for loans that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the Bank's credit position potentially at a future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Special Mention credits typically do not conform to established guidelines and/or exceptions without mitigating factors, or have emerging weaknesses that may or may not be remedied with the passage of time.

Risk Grade 7 – Substandard: This grade is for loans inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The probability of default is highly likely and may have already occurred. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. The weaknesses may include, but are not limited to: (1) current or expected unprofitable operations, (2) inadequate debt service coverage, (3) declining or inadequate liquidity, (4) improper loan structure, (5) questionable or weak repayment sources, and (6) lack of well-defined secondary repayment source. There is a distinct possibility of loss and the Bank will sustain loss if the deficiencies remain uncorrected.

Risk Grade 8 – Doubtful: Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the Bank's position, which can include, but not limited to (1) an injection of capital, (2) alternative financing, and (3) liquidation of assets or the pledging of additional collateral. Doubtful is a temporary grade, where the Bank expects a loss but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is recorded and charged off against the ACL.

Risk Grade 9 – Loss: Loans classified Loss are deemed uncollectible and of such little value that continuance as assets held for investment is no longer warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer charging off the worthless loan, even though partial recovery may occur in the future. Probable loss amounts, either principal or interest, deemed uncollectible are charged off promptly against the ACL.

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of December 31, 2024. There were no loans classified as loss (risk grade 9) as of the same date. Also presented are gross charge-offs by loan type and origination year for the year ended December 31, 2024.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$13,883	$13,559	$64,530	$14,600	$17,405	$15,760	$98,867	$238,604
Risk Grades 5 - 6	672	24,430	37,503	10,201	5,183	979	15,092	94,060
Risk Grade 7	944	2,248	5,173	10,462	562	1,247	1,521	22,157
Risk Grade 8	—	—	—	82	—	1	—	83
Total	15,499	40,237	107,206	35,345	23,150	17,987	115,480	354,904
Current period gross charge-offs	73	475	19,008	2,667	1,015	171	596	24,005

Real estate – construction, commercial
Risk Grades 1 - 4	6,219	6,277	65,560	7,776	5,405	4,792	399	96,428
Risk Grades 5 - 6	—	1,090	—	7,567	4,770	4,235	—	17,662
Risk Grade 7	—	116	—	24	—	261	—	401
Total	6,219	7,483	65,560	15,367	10,175	9,288	399	114,491
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – construction, residential
Risk Grades 1 - 4	19,574	8,861	7,837	13,971	—	57	990	51,290
Risk Grades 5 - 6	193	—	—	—	—	—	—	193
Risk Grade 7	—	169	155	—	—	—	—	324
Total	19,767	9,030	7,992	13,971	—	57	990	51,807
Current period gross charge-offs	—	—	—	—	—	39	—	39

Real estate – commercial
Risk Grades 1 - 4	4,747	34,698	245,563	118,435	142,211	133,856	21,323	700,833
Risk Grades 5 - 6	535	5,092	64,677	7,002	14,604	23,104	4,184	119,198
Risk Grade 7	1,565	—	9,970	10,380	2,945	1,355	25	26,240
Risk Grade 8	—	—	—	1,379	—	192	—	1,571
Total	6,847	39,790	320,210	137,196	159,760	158,507	25,532	847,842
Current period gross charge-offs	—	—	1,106	—	72	60	—	1,238

Real estate – residential
Risk Grades 1 - 4	2,815	66,780	225,159	114,682	64,548	143,002	53,498	670,484
Risk Grades 5 - 6	853	—	2,303	1,295	318	2,378	95	7,242
Risk Grade 7	—	736	2,153	2,113	1,454	5,822	2,249	14,527
Total	3,668	67,516	229,615	118,090	66,320	151,202	55,842	692,253
Current period gross charge-offs	—	—	—	111	—	103	2	216

Real estate – farmland
Risk Grades 1 - 4	147	—	997	1,239	—	2,753	149	5,285
Risk Grades 5 - 6	—	135	—	100	—	—	—	235
Total	147	135	997	1,339	—	2,753	149	5,520
Current period gross charge-offs	—	—	—	—	—	—	—	—

Consumer
Risk Grades 1 - 4	5,944	17,211	8,716	1,650	1,034	486	7,283	42,324
Risk Grades 5 - 6	74	133	225	99	32	3	—	566
Risk Grade 7	87	330	332	184	63	24	28	1,048
Total	6,105	17,674	9,273	1,933	1,129	513	7,311	43,938
Current period gross charge-offs	720	672	1,374	91	37	45	—	2,939

Total Loans
Risk Grades 1 - 4	$53,329	$147,386	$618,362	$272,353	$230,603	$300,706	$182,509	$1,805,248
Risk Grades 5 - 6	2,327	30,880	104,708	26,264	24,907	30,699	19,371	239,156
Risk Grade 7	2,596	3,599	17,783	23,163	5,024	8,709	3,823	64,697
Risk Grade 8	—	—	—	1,461	—	193	—	1,654
Total	$58,252	$181,865	$740,853	$323,241	$260,534	$340,307	$205,703	$2,110,755
Total current period gross charge-offs	$793	$1,147	$21,488	$2,869	$1,124	$418	$598	$28,437

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

Of the $37.1 million of commercial and industrial loans classified as doubtful (risk grade 8) as of December 31, 2023, $34.2 million were attributable to a group of specialty finance loans with a collective specific reserve, a component of the ACL, of $9.6 million as of the same date. The entirety of the group of specialty finance loans were paid off and/or charged off in the year ended December 31, 2024.

The following table presents an analysis of the change in the ACL by loan segment for the periods stated.

	For the year ended December 31, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893
(Recovery of) provision for credit losses - loans	(1,363)	(1,982)	(515)	(2,798)	1,734	3	2,021	(2,900)
Charge-offs	(24,005)	—	(39)	(1,238)	(216)	—	(2,939)	(28,437)
Recoveries	17,348	15	—	70	129	—	905	18,467
Net (charge-offs) recoveries	(6,657)	15	(39)	(1,168)	(87)	—	(2,034)	(9,970)
ACL, end of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023

	For the year ended December 31, 2023
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$23,073	$1,637	$628	$2,356	$1,760	$4	$1,282	$30,740
Impact of ASC 326 Adoption	(4,424)	2,356	779	5,870	2,840	10	(13)	7,418
Provision for (recovery of) credit losses - loans	19,300	21	(445)	1,440	3,139	1	1,247	24,703
Charge-offs	(27,837)	(36)	—	—	(1,631)	—	(2,315)	(31,819)
Recoveries	3,675	46	132	263	178	—	557	4,851
Net (charge-offs) recoveries	(24,162)	10	132	263	(1,453)	—	(1,758)	(26,968)
ACL, end of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893

In the fourth quarter of 2024, the Company, with the support of its third-party CECL model provider, updated its quantitative loss models for collectively evaluated loans that use the DCF method. This update was part of the Company’s ongoing commitment to maintaining robust model oversight and ensuring compliance with regulatory expectations. Key changes included refreshing the Bank’s peer group, incorporating additional historical loss data following the COVID-19 pandemic, and updating assumptions related to prepayment and curtailment rates. Furthermore, loans in nonaccrual status within collectively evaluated segments are now treated as immediate defaults in the DCF calculations. There were no changes to the Company’s use of reasonable and supportable forecast periods or factors. The Company also enhanced its qualitative factor framework to better address risks that are not reflected in the quantitative loss factors.

Excluded from the ACL as of December 31, 2024 and 2023 were $10.7 million and $13.2 million of accrued interest attributable to loans held for investment, respectively, which is included in accrued interest receivable on the consolidated balance sheet.

The following table presents the amortized cost of collateral-dependent loans as of the dates stated.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Commercial and industrial	$42,723	$67,555
Real estate – construction, commercial	116	6,309
Real estate – construction, residential	—	2,303
Real estate – commercial	26,994	13,401
Real estate – residential	9,586	7,337
Total collateral-dependent loans	$79,419	$96,905

Acquired Loans

As of December 31, 2024 and 2023, the amortized cost of PCD loans totaled $43.8 million and $51.0 million, respectively, with an estimated ACL of $262 thousand and $529 thousand, respectively. The remaining non-credit discount on PCD loans was $3.0 million and $3.8 million as of December 31, 2024 and 2023, respectively.

Troubled Loan Modifications

The Company closely monitors the performance of borrowers experiencing financial difficulty and grants certain loan modifications it would otherwise not consider. The Company refers to such loan modifications as troubled loan modifications.

The following table presents the amortized cost of TLMs, categorized by loan type and type of concession granted, for the periods stated.

	For the twelve months ended December 31,
	2024		2023
(Dollars in thousands)	Recorded Investment	% of Recorded Investment to Gross Loans by Category	Recorded Investment		% of Recorded Investment to Gross Loans by Category
Term extension and forbearance
Commercial and industrial	$330	0.09%	$36,930	(1)	7.29%
Real estate – construction, residential	—	—	155		0.20%
Real estate – commercial	1,773	0.21%	6,087		0.70%
Real estate – residential	71	0.01%	129		0.02%
Total term extension and forbearance	$2,174		$43,301
Payment deferral 3-9 months
Commercial and industrial	$836	0.24%	$182		0.04%
Real estate – residential	500	0.07%	577		0.08%
Consumer loans	10	0.02%	—		—
Total payment deferral	$1,346		$759
Total	$3,520		$44,060

(1) A $32.8 million specialty finance loan was modified via a forbearance agreement in the second quarter of 2023 under which the borrower defaulted in the same period. This loan was sold in the second quarter of 2024.

The following tables present an aging analysis of the amortized cost of TLMs as of the dates stated.

	December 31, 2024
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$554	$—	$—	$2,745	$3,299
Real estate – construction, residential	155	—	—	—	155
Real estate – commercial	1,773	—	—	2,999	4,772
Real estate – residential	194	—	—	500	694
Consumer loans	—	—	—	10	10
Total modified loans	$2,676	$—	$—	$6,254	$8,930

	December 31, 2023
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$1,626	$—	$—	$35,486	$37,112
Real estate – construction, residential	155	—	—	—	155
Real estate – commercial	—	—	—	6,087	6,087
Real estate – residential	129	—	—	577	706
Total modified loans	$1,910	$—	$—	$42,150	$44,060

As of December 31, 2024 and 2023, there were no unfunded commitments to borrowers of loans modified and designated as TLMs.

The following table presents the amortized cost of TLMs that were modified in the preceding twelve months and had a payment default during the periods stated.

	For the twelve months ended December 31,
	2024		2023
(Dollars in thousands)	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Term extension and forbearance
Commercial and industrial	$330	0.09%	$32,750	6.43%
Real estate – residential	71	0.01%	—	—
Total term extension and forbearance	$401		$32,750
Payment deferral 6-9 months
Commercial and industrial	$347	0.10%	$183	0.04%
Real estate – residential	—	—	577	0.08%
Total payment deferral	$347		$760
Total	$748		$33,510

Four residential mortgage loans with a total recorded investment of $169 thousand were in the process of foreclosure as of December 31, 2024, and four residential mortgage loans with a total recorded investment of $134 thousand were in the process of foreclosure as of December 31, 2023.

Note 5. Premises and Equipment, net

The following table presents premises and equipment, net of accumulated depreciation, as of the dates stated.

	December 31,
(Dollars in thousands)	2024	2023
Buildings and land	$23,183	$23,139
Furniture, fixtures and equipment	6,871	6,471
Software	267	267
Construction in progress	—	13
Total cost	30,321	29,890
Less: Accumulated depreciation	(8,927)	(7,542)
Premises and equipment, net	$21,394	$22,348

Depreciation expense for the years ended December 31, 2024 and 2023 was $1.5 million and $1.6 million, respectively. Software amortization expense for the years ended December 31, 2024 and 2023 was $12 thousand and $52 thousand, respectively.

Note 6. Deposits

The following table presents the scheduled maturities of time deposits for the next five years and thereafter from the date stated.

(Dollars in thousands)	December 31, 2024
2025	$673,441
2026	190,924
2027	80,553
2028	74,808
2029	7,132
Thereafter	162
Total	$1,027,020

The aggregate amount of time deposits with balances greater than $250 thousand were $164.0 million and $96.3 million as of December 31, 2024 and 2023, respectively.

Brokered deposits totaled $402.5 million and $515.5 million at December 31, 2024 and 2023, respectively. Non-brokered deposits obtained through a certificate of deposit listing service totaled $46.5 million and $39.8 million as of December 31, 2024 and 2023, respectively.

Note 7. Borrowings

FHLB Borrowings

The Bank has a borrowing facility from the FHLB secured by pledged qualifying commercial and residential mortgage loans and securities. At December 31, 2024 and 2023, the secured facility totaled $696.0 million and $455.6 million, respectively, based on pledged collateral. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $150.0 million and $210.0 million at December 31, 2024 and 2023, respectively. The FHLB borrowings required the Bank to hold $9.4 million and $12.3 million of FHLB stock as of December 31, 2024 and 2023, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At December 31, 2024 and 2023, the Bank also had letters of credit outstanding with the FHLB in the amount of $51.2 million and $110.1 million, respectively, of which $50.0 million and $110.0 million were for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB. Available balances on the FHLB credit facility were $494.9 million and $135.5 million as of December 31, 2024 and 2023, respectively.

The following tables present information regarding FHLB advances outstanding as of the dates stated.

	December 31, 2024
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

At December 31, 2024, 1-4 family residential loans classified as held for investment with a lendable value of $276.9 million, multi-family residential loans with a lendable value of $29.7 million, commercial real estate loans with a lendable value of $139.9 million, and securities with a lendable value of $249.6 million were pledged for the borrowing facility with the FHLB.

FRB Borrowings

The Company may obtain advances from the FRB through its Discount Window. Advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans, as well as certain qualifying investment securities. The Company had secured borrowing capacity through the FRB Discount Window of $105.7 million and $161.0 million as of December 31, 2024 and 2023, respectively, of which the Company had no outstanding advances as of both dates. As of December 31, 2024, pledged construction and commercial and industrial loans had a lendable value of $91.6 million, and pledged securities had a $14.1 million lendable value (amortized cost and fair value of $18.1 million and $16.3 million, respectively).

A $65.0 million advance was obtained from the Federal Reserve through the BTFP in the second quarter of 2023 and was repaid at its maturity in the second quarter of 2024.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank available for overnight borrowing, which totaled $10.0 million at both December 31, 2024 and 2023, respectively. The line bears interest at the prevailing rate for such loans and is cancelable any time by the correspondent bank. At December 31, 2024 and 2023, the Company had no outstanding advances on this secured line.

Subordinated Notes

The Company had $39.8 million and $39.9 million of subordinated notes, net, outstanding as of December 31, 2024 and 2023, respectively. The Company's subordinated notes are comprised of a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”).

The 2029 Notes bore interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 15, 2029, or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate

("SOFR") (as defined in the 2029 Notes) plus 433.5 basis points, payable quarterly in arrears. As of December 31, 2024, the 2029 Notes bore an annual interest rate of 8.98%. The 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the other subordinated notes issued by the Company. Beginning on October 15, 2024 through maturity, the 2029 Notes may be redeemed, in whole or in part, at the Company's option, on any scheduled interest payment date. As of December 31, 2024, the net carrying amount of the 2029 Notes was $25.0 million, inclusive of a $478 thousand purchase accounting adjustment (premium) recorded at the effective date of the Bay Banks Merger. The effective interest rate on the 2029 Notes, inclusive of the amortization of the purchase accounting adjustment (premium), was 5.92% for the year ended December 31, 2024 and was 5.08% for the year ended December 31, 2023.

The 2030 Note bears interest at the rate of 6.00% per annum until June 1, 2025, at which date the rate will reset quarterly, equal to the three-month SOFR determined on the date of the applicable interest period plus 587 basis points. Interest on the 2030 Note is payable semi-annually in arrears. As of December 31, 2024, the 2030 Note bore an annual interest rate of 6.00%. The 2030 Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s existing and future senior indebtedness and ranks in parity with the other subordinated notes issued by the Company. Beginning on June 1, 2025 through maturity, the 2030 Note may be redeemed, in whole or in part, at the Company's option, on any scheduled interest payment date. The aggregate carrying value of the 2030 Note, including unamortized debt issuance costs, was $14.8 million as of both December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the effective interest rate on the 2030 Note was 6.08% and 6.09%, respectively.

The Company must obtain regulatory approval prior to any redemption of the 2029 Notes and the 2030 Note.

Note 8. Employee Benefit Plans

The Company has a 401(k) plan that covers eligible employees (the “401(k) Plan”). Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Bank contributes a matching contribution equal to 100% of an employee's contribution up to 5% of the elective contribution. The Company's matching contribution vests immediately. For the years ended December 31, 2024 and 2023, the Company's 401(k) Plan contributions totaled $1.9 million and $1.8 million, respectively, which are reported as a component of salaries and employee benefit expense in the consolidated statements of operations.

The Company has an Employee Stock Ownership Plan (the “ESOP”), which was terminated by the board of directors on April 20, 2022. As of December 31, 2024, the Company has additional actions to complete in order to liquidate the ESOP. The ESOP held 44,379 and 63,571 total shares of Company common stock at December 31, 2024 and December 31, 2023, respectively, which are considered outstanding in the computation of EPS.

Note 9. Stock-Based Compensation

The Company has granted restricted stock awards (“time-based RSAs”) to employees and directors, and performance-based restricted stock awards (“PSAs”) to employees, under equity incentive plans that have been approved by the Company's shareholders. Time-based RSAs are considered fixed awards as the number of shares and fair value is known at the date of grant, and the fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. PSAs vest at the end of a three-year period contingent on the Company's achievement of financial goals and are expensed on a straight-line basis over the same period with adjustments periodically based on projected achievement of a performance goal, which may change the number of PSA shares that will ultimately vest. The goal for PSAs is generally based on the profitability of the Company, as established by the board of directors. Management does not believe that the performance goals will be met for those PSAs outstanding as of December 31, 2024. In 2024, the Company granted time-based RSAs relating to 569,330 shares of the Company's common stock to employees and directors. Time-based RSAs carry voting and dividend rights, while PSAs carry voting rights and dividends are deferred until awards are earned. The Company also has stock options outstanding which were assumed in the Bay Banks Merger.

Compensation expense recognized in the consolidated statements of operations related to time-based RSAs and PSAs, net of forfeitures, was $1.2 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. Unrecognized compensation expense related to the restricted stock awards as of December 31, 2024 totaled $1.5 million.

The following table presents time-based RSAs and PSAs activity as of the dates and for the periods stated.

	Time-based RSAs		PSAs
	Shares (1)	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Shares unvested and outstanding, December 31, 2022	218,656	$15.27	92,305	$14.91
Granted	228,364	8.52	89,869	8.85
Vested	(115,122)	14.73	—	—
Forfeited	(39,880)	14.51	(29,294)	13.39
Shares unvested and outstanding, December 31, 2023	292,018	$10.31	152,880	$11.64
Granted	569,330	2.61	—	—
Vested	(171,982)	10.53	—	—
Forfeited	(103,666)	5.31	(36,050)	12.31
Shares unvested and outstanding, December 31, 2024	585,700	$3.63	116,830	$11.43

(1) Shares totaling 13,384 and 12,186 were withheld as payment of taxes for the years ending December 31, 2024 and 2023, respectively.

The following table presents stock option activity as of the dates and for the periods presented.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding and exercisable, December 31, 2022	52,674	$11.71	5.13	$66,754
Forfeited	(3,375)	12.05
Exercised	(3,750)	7.00
Expired	(15,058)	12.44
Options outstanding and exercisable, December 31, 2023	30,491	$11.89	4.50	$—
Expired	(750)	7.99
Options outstanding and exercisable, December 31, 2024	29,741	$11.99	2.63	$—

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

Note 10. Leases

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease terms and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would affect the payment of dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases as of the dates and for the periods stated.

	December 31,
(Dollars in thousands)	2024	2023
Lease liabilities	$8,613	$9,619
Right-of-use asset	$7,962	$8,738
Weighted average remaining lease term (years)	6.98	7.14
Weighted average discount rate	3.46%	3.25%

	December 31,
(Dollars in thousands)	2024	2023
Operating lease cost	$1,759	$2,403
Cash paid for amounts included in the measurement of lease liabilities	1,691	2,217

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities for periods following the date stated.

(Dollars in thousands)	December 31, 2024
2025	$1,666
2026	1,482
2027	1,384
2028	1,176
2029	969
Thereafter	3,148
Total undiscounted cash flows	9,825
Discount	(1,212)
Lease liabilities	$8,613

Note 11. Fair Value

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

Fair Value - Recurring Basis

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly-liquid government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow methods. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the tables below.

Mortgage Servicing Rights Assets

A third-party model is used to determine the fair value of the Company’s MSR assets. The model establishes pools of performing loans, calculates projected future cash flows for each pool, and applies a discount rate to each pool. As of December 31, 2024 and 2023, the Company was servicing approximately $33.9 million and $2.10 billion in loans, respectively, via a third-party subservicer. In the second half of 2024, the Company sold substantially all of its MSR assets consisting of $1.94 billion in unpaid principal loan balances of underlying mortgages. Loans are segregated into homogenous pools based on loan term, interest rates, and other similar characteristics. Cash flows are then estimated based on net servicing fee income and servicing costs, utilizing assumed prepayment speeds. The weighted average net servicing fee income of the portfolio was 25.0 basis points as of December 31, 2024. Estimated base annual servicing costs were $70.00 to $85.00 per loan depending on the guarantor. Prepayment speeds in the model are based on empirically derived data for mortgage pool factors and differences between a mortgage pool’s weighted average coupon and its current mortgage rate. The weighted average prepayment speed assumption used in the fair value model was 9.58% as of December 31, 2024. A base discount rate of 9.00% to 11.00% (9.00% weighted average discount rate) was then applied to each pool’s projected future cash flows as of December 31, 2024. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$164,438	$—	$164,438	$—
U.S. Treasury and agencies	69,455	—	69,455	—
State and municipals	42,937	—	42,937	—
Corporate bonds	35,205	—	34,455	750
Total securities available for sale	$312,035	$—	$311,285	$750
Other assets
Mortgage servicing rights assets	$386	$—	$—	$386
Rabbi trust assets	600	600	—	—
Mortgage derivative asset	140	—	140	—
Interest rate swap asset	95	—	95	—
Other liabilities
Interest rate swap liability	$95	$—	$95	$—

	December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$176,970	$—	$176,970	$—
U.S. Treasury and agencies	68,871	—	68,871	—
State and municipals	43,325	—	43,325	—
Corporate bonds	31,915	—	31,165	750
Total securities available for sale	$321,081	$—	$320,331	$750
Other assets
Mortgage servicing rights assets	$27,114	$—	$—	$27,114
Rabbi trust assets	531	531	—	—
Mortgage derivative asset	335	—	335	—
Interest rate swap asset	71	—	71	—
Other liabilities
Mortgage derivative liability	$140	$—	$140	$—
Interest rate swap liability	71	—	71	—

The following table presents the change in corporate bonds and mortgage backed securities using Level 3 inputs as of and for the periods stated.

(Dollars in thousands)	Corporate Bonds	Mortgage Backed Securities
Balance as of December 31, 2023	$750	$—
Transfers from Level 2 to Level 3	—	2,000
Sales	—	(2,000)
Balance as of December 31, 2024	$750	$—

As of December 31, 2024 and 2023, two corporate bonds totaling $750 thousand were reported at their respective amortized cost and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments.

The following table presents the change in MSR assets as of and for the periods stated.

(Dollars in thousands)	MSR Assets
Balance as of December 31, 2022	$28,991
Additions	1,010
Fair value adjustments	(2,887)
Balance as of December 31, 2023	$27,114
Additions	10
Fair value adjustments	619
Sale proceeds	(24,249)
Holdback receivable	(1,342)
Loss on sale	(1,766)
Balance as of December 31, 2024	$386

Fair Value - Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Other Equity Investments

The fair value of other equity investments, including the Company's investments in certain fintech and limited partnership companies, is based on either observable market prices, if available, or observable market transactions for identical or significantly similar investments (Level 2). These investments are periodically evaluated for impairment, and if impairment triggers are identified, the valuation of the investment may include quantitative and/or qualitative information obtained either directly from the investee, a third-party broker, or a third-party valuation firm (Level 3).

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

Loans Held for Sale

Mortgage loans originated or purchased and intended for sale in the secondary market (i.e., loans held for sale) are carried at the lower of cost or estimated fair market value in the aggregate. Changes in fair value are recognized in residential mortgage banking income, including MSR assets, on the consolidated statements of operations (Level 2).

Certain consumer loans originated by the Bank and sourced by fintech partners are classified on the consolidated balance sheets as held for sale. After origination, these loans are sold directly to the applicable fintech partner or another investor at par, generally up to 15 days from origination. Due to relatively short time between origination and sale, these loans are held at cost, which approximates fair value (Level 2).

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

	December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,834	$—	$1,828	$3,006
Collateral-dependent loans	6,954	—	—	6,954
Loans held for sale	30,976	—	30,976	—
OREO (1)	279	—	—	279

(1) Included in other assets on the consolidated balance sheets.

	December 31, 2023
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$12,905	$—	$12,905	$—
Collateral-dependent loans	56,068	—	—	56,068
Loans held for sale	46,337	—	46,337	—

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of December 31, 2024	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	6,954	Selling Costs	7% - 15%
OREO (1)
Discounted sales price technique	279	Selling Costs	10%

(1) Included in other assets on the consolidated balance sheets.

(Dollars in thousands)	Balance as of December 31, 2023	Unobservable Input	Range
Collateral-dependent loans
Discounted appraised value technique	$56,068	Selling Costs	7% - 15%

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

The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. The fair value of the Company’s loan portfolio also considers illiquidity risk through the use of a discounted cash flow model to compensate for, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of both credit risk and illiquidity risk provides an estimated exit price for the Company’s loan portfolio. Loans held for investment are reported as Level 3.

The carrying value of BOLI reasonably approximates fair value, as these policies are reported at their cash surrender value, which is estimated based on information provided by insurance carriers (Level 3).

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

The following tables present estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates stated.

	December 31, 2024
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$173,533	$173,533	$173,533	$—	$—
Restricted cash	2,459	2,459	2,459	—	—
Federal funds sold	838	838	838	—	—
Securities available for sale	312,035	312,035	—	311,285	750
Restricted equity investments	19,275	19,275	—	19,275	—
Other equity investments	4,834	4,834	—	1,828	3,006
Other investments	19,405	19,405	—	—	19,405
Loans held for sale	30,976	30,976	—	30,976	—
Loans held for investment, net	2,088,774	1,998,668	—	—	1,998,668
Accrued interest receivable	12,537	12,537	—	12,537	—
Bank owned life insurance	1,083	1,083	—	1,083	—
MSR assets	386	386	—	—	386
Financial Liabilities
Noninterest-bearing demand	$452,690	$452,690	$452,690	$—	$—
Interest-bearing demand and money market	598,875	598,875	—	598,875	—
Savings	100,857	100,857	—	100,857	—
Time	1,027,020	1,029,199	—	—	1,029,199
FHLB borrowings	150,000	152,782	—	152,782	—
Subordinated notes, net	39,789	38,765	—	—	38,765

	December 31, 2023
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$110,491	$110,491	$110,491	$—	$—
Restricted cash	10,660	10,660	10,660	—	—
Federal funds sold	4,451	4,451	4,451	—	—
Securities available for sale	321,081	321,081	—	320,331	750
Restricted equity investments	18,621	18,621	—	18,621	—
Other equity investments	12,905	12,905	—	12,905	—
Other investments	29,467	29,467	—	—	29,467
Loans held for sale	46,337	46,337	—	46,337	—
Loans held for investment, net	2,395,054	2,316,113	—	—	2,316,113
Accrued interest receivable	14,967	14,967	—	14,967	—
Bank owned life insurance	48,453	48,453	—	48,453	—
MSR assets	27,114	27,114	—	—	27,114
Financial Liabilities
Noninterest-bearing demand	$506,248	$506,248	$506,248	$—	$—
Interest-bearing demand and money market	1,049,536	1,049,536	—	1,049,536	—
Savings	117,923	117,923	—	117,923	—
Time	892,325	892,439	—	—	892,439
FHLB borrowings	210,000	211,799	—	211,799	—
FRB borrowings	65,000	65,000	—	65,000	—
Subordinated notes, net	39,855	37,803	—	—	37,803

Note 12. Minimum Regulatory Capital Requirements

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

Pursuant to the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks, banks must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends that may be paid at any date is generally limited to retained earnings of the Company.

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

In addition to the foregoing capital requirements, the Bank is subject to minimum capital ratios set forth in the Consent Order that are higher than those required for capital adequacy purposes generally. The Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of December 31, 2024, the Bank met these minimum capital ratios. Until the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

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

As previously noted, the Company adopted CECL effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings (the "CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital was 25% and 50% in 2023 and 2024, respectively, and will be 25% in 2025. The Bank made this irrevocable election effective with its first quarter 2023 call report.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject. On January 1, 2024, the Company became subject to these ratios. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank and the related capital amounts for both the leverage ratio and the total capital ratio. The CECL Transitional Amount was $8.1 million, of which $4.1 million and $2.0 million reduced the regulatory capital amounts and capital ratios as of December 31, 2024 and 2023, respectively.

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$358,848	17.26%	$218,260	10.50%	$207,866	10.00%	$270,226	13.00%
Blue Ridge Bankshares, Inc.	$414,284	19.79%	$167,444	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$176,687	8.50%	$166,293	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$125,583	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$145,507	7.00%	$135,113	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$94,187	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$340,386	11.80%	$115,364	4.00%	$144,204	5.00%	$288,409	10.00%
Blue Ridge Bankshares, Inc.	$360,933	12.43%	$116,169	4.00%	n/a	n/a	n/a	n/a

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$270,293	10.25%	$276,842	10.50%	$263,659	10.00%	$342,757	13.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$224,111	8.50%	$210,928	8.00%	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$239,775	9.09%	$184,562	7.00%	$171,379	6.50%	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$239,775	7.49%	$128,001	4.00%	$160,001	5.00%	$320,003	10.00%

Note 13. Related Party Transactions

During the years ended December 31, 2024 and 2023, officers, directors, and principal shareholders and their related interests (related parties) were customers of and had transactions with the Bank. These transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not deemed related parties to the Bank and did not involve more than the normal risk of collectability or present other unfavorable features. The following table presents loan transactions with such related parties as of and for the periods stated.

	December 31,
(Dollars in thousands)	2024	2023
Total loans, beginning of period	$6,579	$8,118
Advances	17,262	5,505
Curtailments	(18,067)	(7,044)
Total loans, end of period	$5,774	$6,579

The Bank held related party deposits of approximately $7.2 million and $14.4 million as of December 31, 2024 and 2023, respectively.

Note 14. Earnings Per Share

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. For the years ended December 31, 2024 and 2023, all outstanding stock options, PSAs, and warrants relating to the Company’s common stock were considered anti-dilutive, as applicable, and excluded from the computation of diluted EPS, due to the net loss in the period.

	For the years ended December 31,
(Dollars in thousands, except per share data)	2024	2023
Net loss	$(15,385)	$(51,773)

Weighted average common shares outstanding, basic	49,123,861	18,939,471
Effect of dilutive stock options, PSAs, and warrants	—	—
Weighted average common shares outstanding, dilutive	49,123,861	18,939,471

Basic and diluted loss per share	$(0.31)	$(2.73)

Note 15. Income Taxes

The following table presents the differences between the provision for income taxes at the federal statutory rate and the amounts computed as reported for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2024		2023
Income tax at federal statutory rate	$(3,466)	21.0%	$(12,358)	21.0%
(Decrease) increase resulting from:
State income taxes, net of federal tax effect	(398)	2.4%	72	(0.1%)
Tax-exempt interest income	(29)	0.2%	(50)	0.1%
Tax-exempt BOLI income	(180)	1.1%	(251)	0.4%
Taxable gain and nondeductible penalties due to BOLI surrender	2,215	(13.4%)	—	—
Impairment of goodwill	—	—	5,348	(9.1%)
Equity compensation	278	(1.7%)	156	(0.3%)
Other permanent differences	458	(2.8%)	12	(—%)
Total benefit for income taxes	$(1,122)	6.8%	$(7,071)	12.0%

The following table presents the significant components of the provision for income taxes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2024	2023
Current tax provision (benefit)
Federal	$5,046	$165
State	18	(181)
Total current tax provision (benefit)	5,064	(16)
Deferred tax benefit
Federal	(5,785)	(7,048)
State	(401)	(7)
Total deferred tax benefit	(6,186)	(7,055)
Total benefit for income taxes	$(1,122)	$(7,071)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of deferred tax assets and liabilities as of the dates stated.

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets relating to:
Allowance for credit losses	$5,138	$7,857
Compensation differences	1,391	1,349
Reserves for unfunded loan commitments, sold loan buy backs, and MSR assets sale recourse obligations	721	904
Purchase accounting adjustments	772	862
Net operating loss	10,375	5,161
Pass-through entities	—	624
Unrealized losses on securities available for sale	12,392	12,822
Other	2,398	5,061
Total deferred tax assets	33,187	34,640
Deferred tax liabilities relating to:
Premises and equipment, net	(2,424)	(2,102)
Core deposit and other intangible assets	(554)	(807)
MSR assets	(86)	(5,935)
Unrealized gains on other investments	(512)	(2,224)
Pass-through entities	(463)	—
Other	(1,836)	(2,016)
Total deferred tax liabilities	(5,875)	(13,084)
Deferred tax asset, net	$27,312	$21,556

Deferred income tax assets and liabilities are measured at the enacted tax rate for the period in which they are expected to reverse; therefore, as of December 31, 2024, they have been measured using the federal income tax rate enacted of 21% and applicable state income tax rates.

The Company’s deferred tax asset was $33.2 million and $34.6 million at December 31, 2024 and 2023, respectively. As of December 31, 2024, management concluded that the Company’s deferred tax assets were fully realizable, and accordingly, no valuation allowance was recorded. The Company will continue to monitor deferred tax assets to evaluate whether it will be able to realize the full benefit of the deferred tax asset or whether there is need for a valuation allowance. Significant negative trends in asset credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

As of December 31, 2024, the Company had an estimated gross federal net operating loss of approximately $48.1 million, which can be carried forward indefinitely, the tax effect of which is included in the $10.4 million deferred tax asset for net operating losses. However, due to the Private Placements, the Company experienced an ownership change on April 3, 2024, for federal income tax purposes, which, among other effects, will subject its pre-change net operating losses to annual limitations under Section 382 of the Internal Revenue Code. Following the ownership change, the Company recognized estimated built-in tax losses of $22.8 million, a component of the $48.1 million estimated gross federal net operating loss as of and for the year ended December 31, 2024. The estimated annual limitation was $1.4 million for 2024 and $1.8 million for subsequent tax years.

As of December 31, 2024 and 2023, the Company had no uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020.

Note 16. Segment Reporting

The CODM evaluates each of the Company's segments based on net income (loss), using segment financial information compiled utilizing the accounting policies listed in Note 2 of this Form 10-K. The profitability of the segment helps the CODM evaluate staffing levels, assess available cash for allocation to projects and resources, and make informed decisions on whether the segment's activities should be modified to align with the Company’s overall near- and long-term strategies.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows, as of the dates and periods stated:

	For the year ended December 31, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$158,855	$1,465	$—	$—	$160,320
Interest expense	78,577	668	2,414	—	81,659
Net interest income	80,278	797	(2,414)	—	78,661
Recovery of credit losses	(5,100)	—	—	—	(5,100)
Net interest income after recovery for credit losses	85,378	797	(2,414)	—	83,761
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(8,152)	—	(8,152)
Residential mortgage banking income	—	10,391	—	—	10,391
Mortgage servicing rights	—	629	—	—	629
Loss on sale of mortgage servicing rights	—	(3,607)	—	—	(3,607)
Other	14,874	—	(178)	(384)	14,312
Total noninterest income	14,874	7,413	(8,330)	(384)	13,573
NONINTEREST EXPENSE
Salaries and employee benefits	52,421	5,740	—	—	58,161
Occupancy	5,137	440	—	—	5,577
Technology and communication	8,670	1,354	—	—	10,024
Regulatory remediation	4,671	—	—	—	4,671
Other	31,913	2,494	1,385	(384)	35,408
Total noninterest expense	102,812	10,028	1,385	(384)	113,841
Loss before income tax expense	(2,560)	(1,818)	(12,129)	—	(16,507)
Income tax expense (benefit)	2,118	(554)	(2,686)	—	(1,122)
Net loss	$(4,678)	$(1,264)	$(9,443)	$—	$(15,385)

Total assets	$2,704,917	$27,756	$363,296	$(358,709)	$2,737,260

	For the year ended December 31, 2023
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$167,340	$1,641	$14	$—	$168,995
Interest expense	72,952	793	2,209	—	75,954
Net interest income	94,388	848	(2,195)	—	93,041
Provision for credit losses	22,323	—	—	—	22,323
Net interest income after provision for credit losses	72,065	848	(2,195)	—	70,718
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(110)	—	(110)
Residential mortgage banking income	—	11,878	—	—	11,878
Mortgage servicing rights	—	(1,878)	—	—	(1,878)
Other	20,466	—	(1,585)	(396)	18,485
Total noninterest income	20,466	10,000	(1,695)	(396)	28,375
NONINTEREST EXPENSE
Salaries and employee benefits	49,860	8,298	—	—	58,158
Occupancy	5,497	1,009	—	—	6,506
Technology and communication	8,722	1,374	—	—	10,096
Regulatory remediation	10,459	—	—	—	10,459
Goodwill impairment	26,826	—	—	—	26,826
ESOP litigation	—	—	6,000	—	6,000
Other	34,013	2,842	3,433	(396)	39,892
Total noninterest expense	135,377	13,523	9,433	(396)	157,937
Loss before income tax expense	(42,846)	(2,675)	(13,323)	—	(58,844)
Income tax benefit	(3,571)	(877)	(2,623)	—	(7,071)
Net loss	$(39,275)	$(1,798)	$(10,700)	$—	$(51,773)

Total assets	$3,053,453	$39,010	$233,506	$(208,415)	$3,117,554

Included in other expenses are costs for legal and regulatory filings, audit fees, other contractual services, and other miscellaneous expenses.

The Company had no transactions with a single customer that in the aggregate resulted in revenues exceeding 10% of consolidated total revenues for the years ended December 31, 2024 and 2023.

Note 17. Parent Company Only Financial Statements

The following tables present the condensed financial statements of Blue Ridge Bankshares, Inc. (parent company only) as of the dates and for the periods presented.

PARENT COMPANY ONLY CONDENSED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2024	2023
ASSETS
Cash and due from banks	$40,241	$7,025
Investment in subsidiaries	308,055	201,403
Other equity investments	4,588	12,740
Other investments	10,359	8,706
Income tax receivable	5,226	3,160
Other assets	730	1,432
Total assets	$369,199	$234,466
LIABILITIES & STOCKHOLDERS’ EQUITY
Accrued expenses	$866	$7,294
Accrued interest payable	93	368
Deferred tax liability	663	960
Subordinated notes, net	39,789	39,855
Total liabilities	41,411	48,477
Stockholders’ equity	327,788	185,989
Total liabilities and stockholders’ equity	$369,199	$234,466

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

	For the years ended December 31,
(Dollars in thousands)	2024	2023
INCOME
Dividends from Bank subsidiary	$—	$6,000
Interest income	—	14
Fair value adjustments of other equity investments	(8,152)	(110)
Loss on sale of other equity investments	—	(1,636)
Loss on sale of other investments	(197)	—
Other	89	50
Total (loss) income	(8,260)	4,318
EXPENSES
Interest on subordinated notes	2,414	2,209
Legal and regulatory filing	1,087	3,161
ESOP litigation	—	6,000
Other	368	270
Total expenses	3,869	11,640
Loss before income taxes and equity in undistributed earnings of subsidiary	(12,129)	(7,322)
Income tax benefit	(2,686)	(2,623)
Equity in undistributed loss of subsidiaries	(5,942)	(47,074)
Net loss	$(15,385)	$(51,773)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2024	2023
Cash Flows From Operating Activities
Net loss	$(15,385)	$(51,773)
Equity in undistributed loss of subsidiaries	5,942	47,074
Deferred income tax benefit	(297)	(3,830)
Amortization of subordinated note issuance costs	35	35
Loss on sale of other equity securities	—	1,636
Loss on sale of other investments	197	—
Fair value adjustments of other equity investments	8,152	110
Decrease (increase) in other assets	1,364	(302)
(Decrease) increase in accrued expenses	(8,352)	2,486
Net cash used in operating activities	(8,344)	(4,564)
Cash Flows From Investing Activities
Proceeds from sale of other equity investments and other investments	89	7,754
Net change in other equity investments	—	1,486
Net change in other investments	(1,939)	(1,545)
Capital contribution to Bank subsidiary	(110,000)	—
Dividends received from Bank subsidiary	—	6,000
Net cash (used in) provided by investing activities	(111,850)	13,695
Cash Flows From Financing Activities
Proceeds from Private Placements, net of issuance costs	152,140	—
Warrant exercises	1,270	—
Dividends paid on common stock	—	(4,641)
Stock option exercises and dividend reinvestment plan issuances	—	103
Net cash provided by (used in) financing activities	153,410	(4,538)
Net increase in cash and due from banks	33,216	4,593
Cash and due from banks at beginning of period	7,025	2,432
Cash and due from banks at end of period	$40,241	$7,025

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,689	$2,213
Income taxes	$—	$6,600
Non-cash financing activities:
Restricted stock awards, net of forfeitures	$1,180	$1,573

Note 18. Legal Matters

In the ordinary course of operations, the Company is party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate and excluding those noted below, will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

On December 20, 2024, a former Deputy BSA Officer and manager at the Bank filed suit against the Company and the Company’s and the Bank’s Chief Executive Officer, in the Circuit Court of the City of Richmond (Virginia) alleging that she was retaliated against and constructively discharged in violation of the Virginia Whistleblower Protection Act, Va. Code § 40.1-27.3, and Bowman v. State Bank of Keysville, 331 S.E.2d 797 (Va. 1985). On December 30, 2024, the Company removed the matter to the United States District Court for the Eastern District of Virginia, where it subsequently filed a motion to dismiss, which has since been fully briefed and is awaiting decision by the court. There is no specified time by which the court’s decision must be rendered. The Company believes the plaintiff’s claims are without merit and will defend itself vigorously in the matter. The case caption is Porter v. Blue Ridge Bankshares, Inc. (No. 3:24-cv-909 (E.D. Va.)).

On December 5, 2023, an alleged shareholder of the Company commenced a putative class action in the U.S. District Court for the Eastern District of New York (No. 1:23-cv-08944) (Russell Hunter v. Blue Ridge Bankshares, Inc., et al.) on behalf of himself and any persons or entities who purchased the publicly traded stock of the Company between February 3, 2023 and October 31, 2023, both dates inclusive (the “Action”). The complaint alleges violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions related to accounting judgments in the Company’s SEC filings. The complaint seeks certification of a class action, unspecified damages, and attorney’s fees. The putative class representative filed an amended complaint, and the Company filed a letter seeking permission to file a motion to dismiss. The parties engaged in non-binding mediation on December 5, 2024, during which the parties agreed in principle to settlement terms for $2.5 million. On February 4, 2025, the plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement, which, if granted, will settle the Action and any claims related to the Action or that could have been brought in the Action by the parties, the parties’ counsel, or settlement class members (the “Motion”). The Motion expressly disclaims any fault, liability, or wrongdoing on the part of the Company. The Company’s outside legal counsel has effected service, pursuant to 28 U.S.C. § 1715, of the Motion and related court filings to the Company’s federal and state regulators as well as to Attorneys General for all U.S. states and territories. The court has not yet ruled on the Motion. The Company has submitted an insurance claim for this amount, less a deductible, which been expensed for the year ended December 31, 2024.

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

During the fourth quarter of 2023, the Company entered into a settlement agreement with the plaintiff to resolve the VCB ESOP litigation (the "Settlement Agreement"). As provided in the Settlement Agreement, the plaintiff agreed to release the Company, the Bank, and related parties from all claims related to acts or omissions associated with the VCB ESOP and the Company agreed to pay $6.0 million for such release. In June 2024, the court granted final approval of the Settlement Agreement. This resulted in the ongoing lawsuit being dismissed with prejudice, and all similar claims that were or could have been brought relating to the VCB ESOP released and barred. The Company entered into the Settlement Agreement to eliminate the burden and expense of further litigation and to resolve the claims that were or could have been asserted related to the VCB ESOP. The Company accrued $6.0 million in the third quarter of 2023 in anticipation of this settlement. On July 15, 2024, the Company made the final payment related to the VCB ESOP litigation pursuant to the Settlement Agreement.

Note 19. Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) as of the dates and for the periods stated.

(Dollars in thousands)	Securities Available For Sale	Transfer of Securities Held to Maturity to Available For Sale	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income, net
Balance as of December 31, 2022	$(45,525)	$425	$(1)	$(45,101)
Change in net unrealized holding losses on securities available for sale, net of tax benefit of $132	(460)	—	—	(460)
Reclassification for previously unrealized net loss recognized in net income, net of tax benefit of $145	504	—	—	504
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $1	—	—	1	1
Balance as of December 31, 2023	(45,481)	425	—	(45,056)
Change in net unrealized holding gains on securities available for sale, net of tax expense of $730	2,542	—	—	2,542
Reclassification for previously unrealized net loss recognized in net income, net of tax benefit of $15	52	—	—	52
Balance as of December 31, 2024	$(42,887)	$425	$—	$(42,462)

Note 20. Commitments and Contingencies

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2024 and 2023, the Company had outstanding loan commitments of $283.2 million and $480.8 million, respectively. The majority of the decline in 2024 was attributable to lower loan commitments for construction and commercial and industrial borrowers, as the Company actively worked to reduce these commitments. Of the December 31, 2024 and 2023 amounts, $108.4 million and $113.5 million, respectively, were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2024 and 2023, commitments under outstanding financial stand-by letters of credit totaled $12.5 million and $12.6 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the years ended December 31, 2024 and 2023, the Company reported a recovery of credit losses for unfunded commitments of $2.2 million and $2.4 million, respectively, which was primarily attributable to lower balances of loan commitments. Reserves for unfunded commitments to borrowers as of December 31, 2024 and 2023 were $924 thousand and $3.1 million, respectively, and are included in other liabilities on the consolidated balance sheets.

As of and for the year ended December 31, 2024, the Company recorded a recourse reserve of $1.8 million for estimated putbacks and transition costs as part of the sale of substantially all of its MSR asset portfolio in the same period. This amount is included in the loss on sale of MSR assets and other liabilities on the consolidated statement of operations and consolidated balance sheet, respectively. The putbacks relate to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, as well as any deficiencies in the underlying documentation, all of which are subject to term limits per the respective sales agreements.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At December 31, 2024, the Company had future commitments outstanding totaling $7.1 million related to these investments.

Note 21. Subsequent Events

Subsequent to December 31, 2024, warrants for 2,762,000 shares of the Company's common stock were exercised, which resulted in proceeds to the Company of $6.9 million.

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

As of December 31, 2024, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Elliott Davis, PLLC, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K. Elliott Davis’ attestation report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item will be included in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of the Company’s securities by its directors, officers, and employees. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Code of Ethics

The Company has adopted a Code of Ethics and Conflict of Interest Policy that applies to directors, executive officers, and employees of the Company and the Bank. A copy of the code may be found at https://www.blueridgebankshares.com/governance/governance-documents and also may be obtained without charge by written request to the Company’s Corporate Secretary.

Any amendments to, or waivers of, the Code of Ethics and Conflicts of Interest Policy applicable to our directors, executive officers, principal accounting officer or controller, or persons performing similar functions, and required to be disclosed will be posted on our website at https://www.blueridgebankshares.com/governance/governance-documents.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2024, relating to the Company’s stock-based compensation plans, pursuant to which the Company's common stock may be issued upon the exercise of options, warrants, and rights from time to time.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	—	$—	4,079,810
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	4,079,810

(1) The information in this column does not include a total of 29,741 shares of common stock that are issuable upon the exercise of stock options assumed in the Bay Banks Merger with a weighted-average exercise price of $11.99 per share.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

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

3.7

Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., effective June 21, 2024 (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 24, 2024).

3.8

Bylaws of Blue Ridge Bankshares, Inc., as amended and restated January 31, 2021 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on February 1, 2021).

4.1	Specimen Common Stock Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed May 19, 2016).
4.2	Description of Blue Ridge Bankshares, Inc.’s Securities.
4.3	Form of 5.625% Fixed-to-Floating Rate Subordinated Note due 2029 (incorporated by reference to Exhibit 4.1 to Bay Banks of Virginia, Inc.’s Current Report on Form 8-K filed on October 7, 2019).
4.4	Form of Subordinated Note due 2030 (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).
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

4.9

Warrant, dated June 13, 2024, to Purchase Shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B, of Blue Ridge Bankshares, Inc. issued to Richard T. Spurzem (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 14, 2024).

10.1	Amended and Restated Employment Agreement, dated January 23, 2025, by and among Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association and G. William Beale (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on January 29, 2025).
10.2

Amended and Restated Employment Agreement, dated January 23, 2025, by and among Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association and Judy C. Gavant (incorporated by reference to Exhibit 10.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on January 29, 2025).

10.3

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

10.5

Form of Subordinated Note Purchase Agreement, dated October 7, 2019, by and among Bay Banks of Virginia, Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.1 to Bay Banks of Virginia, Inc.’s Current Report on Form 8-K filed on October 7, 2019).

10.6	Form of Subordinated Note Purchase Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).
10.7	Bay Banks of Virginia, Inc. 2008 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 99.1 to Bay Banks of Virginia, Inc.’s Form S-8, filed on November 14, 2008).
10.8	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Bay Banks of Virginia, Inc.’s Form S-8, filed on June 28, 2013).
10.9

Formal Written Agreement, dated August 29, 2022, between Blue Ridge Bank, National Association and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on September 1, 2022).

10.10

Consent Order issued by the Office of the Comptroller of the Currency, dated January 24, 2024 (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on January 25, 2024).

10.11

Form of Amended and Restated Securities Purchase Agreement, dated April 3, 2024, by and among Blue Ridge Bankshares, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

10.12

Form of Registration Rights Agreement, dated April 3, 2024, by and among Blue Ridge Bankshares, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

10.13

Form of Securities Purchase Agreement, dated June 7, 2024, by and between Blue Ridge Bankshares, Inc. and Richard T. Spurzem (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 11, 2024).

10.14

Registration Rights Agreement, dated June 13, 2024, by and between Blue Ridge Bankshares, Inc. and Richard T. Spurzem (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 14, 2024).

10.15

Blue Ridge Bankshares, Inc. Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to Appendix A of the proxy statement for the Annual Meeting of Shareholders held October 10, 2024, filed on August 30, 2024).

10.16	Form of Restricted Stock Award Agreement (Performance-Based).
10.17	Form of Restricted Stock Award Agreement (Time-Based).
10.18	Form of Restricted Stock Award Agreement (Non-Employee Director).
19.1	Blue Ridge Bankshares, Inc. Securities Compliance Policy
21.1	Subsidiaries of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 21.1 of Blue Ridge Bankshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022).
23.1	Consent of Independent Registered Public Accounting Firm – Elliott Davis, LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Blue Ridge Bankshares, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of Blue Ridge Bankshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023)
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i)

Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: March 10, 2025	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. William Beale	President, Chief Executive Officer and	March 10, 2025
G. William Beale	Director (Principal Executive Officer)

/s/ Judy C. Gavant	Executive Vice President and Chief Financial	March 10, 2025
Judy C. Gavant	Officer (Principal Financial Officer)

/s/ Brett E. Raynor	Senior Vice President and Chief Accounting	March 10, 2025
Brett E. Raynor	Officer (Principal Accounting Officer)

/s/ Vance H. Spilman	Chairman of the Board	March 10, 2025
Vance H. Spilman

/s/ Hunter H. Bost	Director	March 10, 2025
Hunter H. Bost

/s/ Heather M. Cozart	Director	March 10, 2025
Heather M. Cozart

/s/ Elizabeth H. Crowther	Director	March 10, 2025
Elizabeth H. Crowther

/s/ Otis S. Jones	Director	March 10, 2025
Otis S. Jones

/s/ Ciaran McMullan	Director	March 10, 2025
Ciaran McMullan

/s/ Trevor Montano	Director	March 10, 2025
Trevor Montano

/s/ Julien G. Patterson	Director	March 10, 2025
Julien G. Patterson

/s/ Randolph N. Reynolds, Jr.	Director	March 10, 2025
Randolph N. Reynolds, Jr.

/s/ Anthony R. Scavuzzo	Director	March 10, 2025
Anthony R. Scavuzzo

/s/ William W. Stokes	Director	March 10, 2025
William W. Stokes

/s/ Carolyn J. Woodruff	Director	March 10, 2025
Carolyn J. Woodruff