Form 10-Q
period 2025-03-31
BLUE RIDGE BANKSHARES, INC.
filed 2025-05-07
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 91,177,849 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands, except share data)	March 31, 2025	December 31, 2024 (1)
ASSETS
Cash and due from banks	$170,466	$173,533
Restricted cash	2,167	2,459
Federal funds sold	1,725	838
Securities available for sale, at fair value	325,401	312,035
Restricted equity investments	18,797	19,275
Other equity investments	4,698	4,834
Other investments	20,381	19,405
Loans held for sale	23,624	30,976
Loans held for investment, net of deferred fees and costs	2,059,710	2,111,797
Less: allowance for credit losses	(23,126)	(23,023)
Loans held for investment, net	2,036,584	2,088,774
Accrued interest receivable	12,700	12,537
Premises and equipment, net	20,916	21,394
Right-of-use asset	7,597	7,962
Other intangible assets	3,527	3,859
Deferred tax asset, net	26,149	27,312
Other assets	10,352	12,067
Total assets	$2,685,084	$2,737,260
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$452,590	$452,690
Interest-bearing demand and money market	632,983	598,875
Savings	103,622	100,857
Time	940,282	1,027,020
Total deposits	2,129,477	2,179,442
FHLB borrowings	150,000	150,000
Subordinated notes, net	39,773	39,789
Lease liability	8,280	8,613
Other liabilities	19,265	31,628
Total liabilities	2,346,795	2,409,472
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, no par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 87,777,849 and 84,972,610 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	329,920	322,791
Additional paid-in capital	29,687	29,687
Retained earnings	17,338	17,772
Accumulated other comprehensive loss, net of tax	(38,656)	(42,462)
Total stockholders’ equity	338,289	327,788
Total liabilities and stockholders’ equity	$2,685,084	$2,737,260
(1)
Derived from audited December 31, 2024 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
(Dollars in thousands, except per share data)	March 31, 2025	March 31, 2024
INTEREST INCOME
Interest and fees on loans	$31,154	$38,346
Interest on securities, deposit accounts, and federal funds sold	4,196	4,185
Total interest income	35,350	42,531
INTEREST EXPENSE
Interest on deposits	14,192	18,485
Interest on subordinated notes	736	560
Interest on FHLB and FRB borrowings	1,432	3,137
Total interest expense	16,360	22,182
Net interest income	18,990	20,349
Recovery of credit losses - loans	—	—
Recovery of credit losses - unfunded commitments	—	(1,000)
Total recovery of credit losses	—	(1,000)
Net interest income after recovery of credit losses	18,990	21,349
NONINTEREST INCOME
Fair value adjustments of other equity investments	(73)	(7)
Residential mortgage banking income	956	2,664
Mortgage servicing rights	2	729
Wealth and trust management	454	520
Service charges on deposit accounts	457	361
Increase in cash surrender value of bank owned life insurance	8	337
Bank and purchase card, net	567	242
Other	701	2,942
Total noninterest income	3,072	7,788
NONINTEREST EXPENSE
Salaries and employee benefits	12,610	16,045
Occupancy and equipment	1,381	1,524
Technology and communication	2,784	2,279
Legal and regulatory filings	439	447
Advertising and marketing	191	297
Audit fees	578	1,155
FDIC insurance	1,097	1,377
Intangible amortization	244	287
Other contractual services	595	1,809
Other taxes and assessments	921	943
Regulatory remediation	—	2,644
Other	2,111	3,630
Total noninterest expense	22,951	32,437
Loss before income taxes	(889)	(3,300)
Income tax benefit	(455)	(407)
Net loss	$(434)	$(2,893)
Basic and diluted loss per common share	$(0.01)	$(0.15)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Net loss	$(434)	$(2,893)
Other comprehensive income (loss):
Gross unrealized gains (losses) on securities available for sale arising during the period	5,223	(2,930)
Deferred income tax (expense) benefit	(1,417)	372
Unrealized gains (losses) on securities available for sale arising during the period, net of tax	3,806	(2,558)
Other comprehensive income (loss), net of tax	3,806	(2,558)
Comprehensive net income (loss)	$3,372	$(5,451)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the three months ended March 31, 2025
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	84,972,610	$322,791	$29,687	$17,772	$(42,462)	$327,788
Net loss	—	—	—	(434)	—	(434)
Other comprehensive income	—	—	—	—	3,806	3,806
Exercises of warrants to purchase common stock	2,762,000	6,905	—	—	—	6,905
Restricted stock awards, net of forfeitures	43,239	224	—	—	—	224
Balance at end of period	87,777,849	$329,920	$29,687	$17,338	$(38,656)	$338,289

	For the three months ended March 31, 2024
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	19,198,379	$197,636	$252	$33,157	$(45,056)	$185,989
Net loss	—	—	—	(2,893)	—	(2,893)
Other comprehensive loss	—	—	—	—	(2,558)	(2,558)
Restricted stock awards, net of forfeitures	385,661	368	—	—	—	368
Balance at end of period	19,584,040	$198,004	$252	$30,264	$(47,614)	$180,906

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Cash Flows From Operating Activities
Net loss from continuing operations	$(434)	$(2,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	378	433
Deferred income tax expense (benefit)	1,417	(372)
Recovery of credit losses - unfunded commitments	—	(1,000)
Accretion of fair value adjustments (discounts) on acquired loans	(366)	(329)
Accretion of fair value adjustments (premiums) on acquired time deposits and subordinated notes	(60)	(122)
Fair value adjustments of other equity investments	73	7
Net fair value adjustments attributable to mortgage servicing rights	(2)	(729)
Increase in cash surrender value of bank owned life insurance	(8)	(337)
Proceeds from sale of mortgage loans held for sale	22,849	63,401
Mortgage loans held for sale, originated	(22,350)	(59,707)
Gain on sale of mortgage loans	(508)	(130)
Proceeds from sale of guaranteed government loans held for sale	—	1,605
Guaranteed government loans held for sale, originated	—	(293)
Gain on sale of guaranteed government loans	—	(102)
Loss (gain) on disposal of premises and equipment, other investments, and other assets	200	(326)
Investment amortization expense, net	49	136
Amortization of subordinated debt issuance costs	9	8
Intangible amortization	244	287
(Increase) decrease in accrued interest receivable	(163)	271
Decrease (increase) in other assets	7,780	(2,315)
Decrease in other liabilities	(12,696)	(5,011)
Cash used in operating activities	(3,588)	(7,518)
Cash Flows From Investing Activities
Purchases of securities available for sale	(12,388)	—
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	4,196	3,621
Net increase in federal funds sold	(887)	(2,398)
Proceeds from sale of premises and equipment, other investments, and other assets	25	5,204
Capital calls of SBIC funds and other investments	(892)	(1,237)
Nonincome distributions from limited liability companies	—	220
Net decrease in loans held for investment	52,556	42,988
Proceeds from surrender of bank owned life insurance policies	212	—
Net change in restricted equity and other investments	457	(3,621)
Purchases of premises and equipment	(25)	(53)
Cash provided by investing activities	43,254	44,724
Cash Flows From Financing Activities
Net increase (decrease) in demand, savings, and other interest-bearing deposits	36,773	(164,181)
Net (decrease) increase in time deposits	(86,703)	64,022
FHLB advances	—	350,000
FHLB repayments	—	(280,000)
Exercises of warrants to purchase common stock	6,905	—
Cash used in financing activities	(43,025)	(30,159)
Net (decrease) increase in cash and due from banks	(3,359)	7,047
Cash and due from banks and restricted cash at beginning of period	175,992	121,151
Cash and due from banks and restricted cash at end of period	$172,633	$128,198
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$18,265	$20,786
Income taxes	$1,000	$—
Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale	$5,223	$(2,930)
Restricted stock awards, net of forfeitures	$224	$368

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

The accompanying unaudited consolidated financial statements of the Company include the accounts of the Bank and the Financial Group and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

The Company's significant accounting policies are disclosed in Note 2 of the audited financial statements for the year ended December 31, 2024 included in the 2024 Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Sale of Mortgage Division

On March 19, 2025 the Company announced the sale of its mortgage division operating as Monarch Mortgage to an unrelated third-party mortgage company. The sale, which was completed on March 27, 2025, included the transfer of certain assets and leases, resulted in a $0.2 million loss, reported in other noninterest income.

This transaction did not meet the criteria for classification as a discontinued operation under Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements – Discontinued Operations, and is therefore reported within continuing operations as of and for all periods stated herein.

Private Placements

In the second quarter of 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $161.6 million (collectively, the "Private Placements"). At a special meeting of shareholders held June 20, 2024, the Company’s shareholders approved the Private Placements and an amendment to the Company's articles of incorporation authorizing the issuance of additional shares of common stock, thus enabling the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. On June 28, 2024 and November 7, 2024, all outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B and Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (together the “preferred stock”), were converted or exchanged for shares of the Company’s common stock. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.1 million.

The Private Placements also included the issuance of warrants to purchase common stock and the preferred stock. Warrants for the preferred stock converted to warrants for common stock upon the conversion or exchange of the preferred stock to common stock.

The table below presents information pertaining to warrants to purchase the Company’s common stock as of and for the period stated.

	As of and for the three months ended March 31, 2025
	Warrants with an Exercise Price of $2.50 per Share	Warrants with an Exercise Price of $2.36 per Share	Total Warrants Outstanding
Balance at beginning of period	29,027,999	2,424,000	31,451,999
Warrants exercised during the period	(2,762,000)	—	(2,762,000)
Balance at end of period	26,265,999	2,424,000	28,689,999
Remaining exercise term (years)	4.01	4.20

Regulatory Matters

The Bank entered into a consent order with the Office of the Comptroller of the Currency (the "OCC") on January 24, 2024 (the "Consent Order"), which generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. As of March 31, 2025 and December 31, 2024, the Bank’s capital ratios exceeded these minimum capital ratios. The Company believes it has made significant progress towards meeting the requirements of the Consent Order. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.9 and 10.10, respectively, to the 2024 Form 10-K.

Recent Accounting Pronouncements (Issued But Not Adopted)

Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2023-09–Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU requires prospective application by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or alternately applying the amendments retrospectively by providing the revised disclosures for all periods presented. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements, but it will result in expanded income tax-related disclosures beginning with its 2025 Form 10-K.

Note 2 – Investment Securities and Other Investments

Investment securities classified as available for sale ("AFS") are carried at fair value in the consolidated balance sheets. The following tables present amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated.

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$208,094	$64	$(32,850)	$175,308
U.S. Treasury and agencies	79,081	—	(8,465)	70,616
State and municipal	50,073	—	(6,372)	43,701
Corporate bonds	38,464	7	(2,695)	35,776
Total investment securities	$375,712	$71	$(50,382)	$325,401

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$199,453	$—	$(35,015)	$164,438
U.S. Treasury and agencies	79,430	—	(9,975)	69,455
State and municipal	50,233	—	(7,296)	42,937
Corporate bonds	38,453	—	(3,248)	35,205
Total investment securities	$367,569	$—	$(55,534)	$312,035

As of March 31, 2025 and December 31, 2024, securities with a fair value of $174.5 million and $268.9 million, respectively, were pledged to secure the Bank’s borrowings facility with the Federal Home Loan Bank of Atlanta ("FHLB").

As of March 31, 2025 and December 31, 2024, securities with fair values of $0 and $16.3 million, respectively, were pledged to secure borrowing capacity through the Federal Reserve Bank of Richmond ("FRB") Discount Window, of which there were no outstanding advances as of either date.

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$601	$602
Due after one year through five years	55,279	51,887
Due after five years through ten years	113,467	100,194
Due after ten years	206,365	172,718
Total	$375,712	$325,401

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position as of the dates stated totaling $15.9 million and $1.1 million, as of March 31, 2025 and December 31, 2024, respectively.

		March 31, 2025
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	84	$11,008	$(53)	$151,569	$(32,797)	$162,577	$(32,850)
U.S. Treasury and agencies	29	—	—	70,615	(8,465)	70,615	(8,465)
State and municipal	69	1,686	(10)	41,430	(6,362)	43,116	(6,372)
Corporate bonds	40	1,756	(2)	31,434	(2,693)	33,190	(2,695)
Total	222	$14,450	$(65)	$295,048	$(50,317)	$309,498	$(50,382)

		December 31, 2024
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	85	$11,637	$(107)	$152,802	$(34,908)	$164,439	$(35,015)
U.S. Treasury and agencies	29	—	—	69,453	(9,975)	69,453	(9,975)
State and municipal	70	2,040	(42)	40,531	(7,254)	42,571	(7,296)
Corporate bonds	42	3,803	(21)	30,653	(3,227)	34,456	(3,248)
Total	226	$17,480	$(170)	$293,439	$(55,364)	$310,919	$(55,534)

At March 31, 2025 and December 31, 2024, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $27.9 million and $29.3 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues and resulted in no identifiable credit losses. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses ("ACL") for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

Restricted equity investments consisted of stock in the FHLB (carrying value of $9.1 million and $9.4 million as of March 31, 2025 and December 31, 2024, respectively), FRB stock (carrying value of $9.2 million and $9.4 million at March 31, 2025 and December 31, 2024, respectively), and stock in the Company’s correspondent bank (carrying value of $468 thousand at both March 31, 2025 and December 31, 2024). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.7 million and $4.8 million as of March 31, 2025 and December 31, 2024, respectively.

The Company also holds other investments, primarily in early-stage focused investment funds, which totaled $20.4 million and $19.4 million as of March 31, 2025 and December 31, 2024, respectively, and are reported in other investments on the consolidated balance sheets.

Note 3 – Loans and ACL

The following table presents the amortized cost of loans held for investment as of the dates stated.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$340,099	$354,904
Real estate – construction, commercial	103,006	114,491
Real estate – construction, residential	53,498	51,807
Real estate – commercial	834,223	847,842
Real estate – residential	683,946	692,253
Real estate – farmland	4,748	5,520
Consumer	39,761	43,938
Gross loans held for investment	2,059,281	2,110,755
Deferred costs, net of loan fees	429	1,042
Total	$2,059,710	$2,111,797

The Company has pledged certain commercial and residential mortgage loans as collateral for borrowings with the FHLB. Loans totaling $772.4 million and $797.7 million were pledged with the FHLB as of March 31, 2025 and December 31, 2024, respectively. Additionally, the Company has pledged certain construction, and commercial and industrial loans totaling $68.5 million and $91.6 million as of March 31, 2025 and December 31, 2024, respectively, as collateral for borrowings with the FRB Discount Window.

The following tables present the aging of the recorded investment of loans held for investment by loan category as of the dates stated.

	March 31, 2025
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$325,702	$1,456	$874	$2,316	$9,751	$340,099
Real estate – construction, commercial	102,788	—	—	—	218	103,006
Real estate – construction, residential	53,498	—	—	—	—	53,498
Real estate – commercial	826,279	3,651	119	—	4,174	834,223
Real estate – residential	664,685	11,252	519	70	7,420	683,946
Real estate – farmland	4,748	—	—	—	—	4,748
Consumer	37,748	889	192	222	710	39,761
Deferred costs, net of loan fees	429	—	—	—	—	429
Total	$2,015,877	$17,248	$1,704	$2,608	$22,273	$2,059,710

	December 31, 2024
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$339,893	$1,335	$1,232	$2,259	$10,185	$354,904
Real estate – construction, commercial	114,238	—	33	—	220	114,491
Real estate – construction, residential	51,807	—	—	—	—	51,807
Real estate – commercial	842,982	625	—	—	4,235	847,842
Real estate – residential	680,406	3,874	476	—	7,497	692,253
Real estate – farmland	5,520	—	—	—	—	5,520
Consumer	41,295	1,296	300	227	820	43,938
Deferred costs, net of loan fees	1,042	—	—	—	—	1,042
Total	$2,077,183	$7,130	$2,041	$2,486	$22,957	$2,111,797

The following tables present the recorded investment of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	March 31, 2025
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$—	$9,751	$9,751
Real estate – construction, commercial	—	218	218
Real estate – commercial	—	4,174	4,174
Real estate – residential	1,052	6,368	7,420
Consumer	—	710	710
Total	$1,052	$21,221	$22,273

	December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$778	$9,407	$10,185
Real estate – construction, commercial	—	220	220
Real estate – commercial	—	4,235	4,235
Real estate – residential	1,669	5,828	7,497
Consumer	—	820	820
Total	$2,447	$20,510	$22,957

The Company recognized $118 thousand and $65 thousand of interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024, respectively.

The following table presents accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the three months ended March 31,
(Dollars in thousands)	2025	2024
Commercial and industrial	$70	$57
Real estate – construction, commercial	—	25
Real estate – commercial	4	51
Real estate – residential	36	10
Consumer	7	5
Total	$117	$148

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

Risk Grade 4 – Satisfactory: This grade is for satisfactory loans containing more but deemed acceptable risk, and where the borrower is deemed as sound. These loans have adequate sources of repayment, with minimal identifiable risk of collection. Loans assigned with this risk grade will demonstrate the following characteristics: (1) general conformity to the Bank's underwriting requirements, with limited exceptions to policy, product, or underwriting guidelines, and all exceptions noted have documented mitigating factors that offset any additional risk associated with the exceptions noted, (2) documented historical cash flow that meets or exceeds required minimum guidelines, or that can be supplemented with verifiable cash flow from other sources, and (3) adequate secondary sources to liquidate the debt. In addition, guarantor support, when provided, is deemed as satisfactory.

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

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of March 31, 2025. There were no loans classified as loss (risk grade 9) as of the same date. Also presented are current period gross charge-offs by loan type for the three months ended March 31, 2025.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$5,226	$10,508	$13,830	$52,822	$12,525	$28,927	$103,283	$227,121
Risk Grades 5 - 6	—	397	23,880	38,796	6,939	6,209	11,460	87,681
Risk Grade 7	—	861	342	5,421	13,053	1,811	1,804	23,292
Risk Grade 8	—	—	—	—	2,005	—	—	2,005
Total	5,226	11,766	38,052	97,039	34,522	36,947	116,547	340,099
Current period gross charge-offs	—	23	30	1,937	—	83	50	2,123

Real estate – construction, commercial
Risk Grades 1 - 4	180	6,341	3,694	46,453	6,593	9,641	399	73,301
Risk Grades 5 - 6	—	—	1,086	18,000	714	9,584	—	29,384
Risk Grade 7	—	—	115	—	19	187	—	321
Total	180	6,341	4,895	64,453	7,326	19,412	399	103,006
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – construction, residential
Risk Grades 1 - 4	4,919	17,829	7,558	3,352	—	55	739	34,452
Risk Grades 5 - 6	86	—	215	—	18,278	—	—	18,579
Risk Grade 7	—	—	—	467	—	—	—	467
Total	5,005	17,829	7,773	3,819	18,278	55	739	53,498
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – commercial
Risk Grades 1 - 4	5,924	4,663	37,221	217,275	114,002	259,122	19,007	657,214
Risk Grades 5 - 6	—	532	3,393	87,068	10,375	47,782	4,383	153,533
Risk Grade 7	—	1,560	—	10,192	8,190	2,170	25	22,137
Risk Grade 8	—	—	—	—	1,339	—	—	1,339
Total	5,924	6,755	40,614	314,535	133,906	309,074	23,415	834,223
Current period gross charge-offs	—	—	—	—	—	63	—	63

Real estate – residential
Risk Grades 1 - 4	1,016	2,199	65,597	225,464	112,936	198,552	56,971	662,735
Risk Grades 5 - 6	—	909	—	998	2,182	4,692	98	8,879
Risk Grade 7	141	—	1,104	2,165	1,723	6,702	497	12,332
Total	1,157	3,108	66,701	228,627	116,841	209,946	57,566	683,946
Current period gross charge-offs	—	—	—	—	—	16	—	16

Real estate – farmland
Risk Grades 1 - 4	—	146	—	995	1,225	2,005	148	4,519
Risk Grades 5 - 6	—	—	132	—	97	—	—	229
Total	—	146	132	995	1,322	2,005	148	4,748
Current period gross charge-offs	—	—	—	—	—	—	—	—

Consumer
Risk Grades 1 - 4	965	5,063	15,346	7,683	1,314	1,102	6,680	38,153
Risk Grades 5 - 6	—	101	173	294	76	29	—	673
Risk Grade 7	—	56	256	361	180	75	—	928
Risk Grade 8	—	—	7	—	—	—	—	7
Total	965	5,220	15,782	8,338	1,570	1,206	6,680	39,761
Current period gross charge-offs	—	302	55	220	6	4	—	587

Total Loans
Risk Grades 1 - 4	$18,230	$46,749	$143,246	$554,044	$248,595	$499,404	$187,227	$1,697,495
Risk Grades 5 - 6	86	1,939	28,879	145,156	38,661	68,296	15,941	298,958
Risk Grade 7	141	2,477	1,817	18,606	23,165	10,945	2,326	59,477
Risk Grade 8	—	—	7	—	3,344	—	—	3,351
Total	$18,457	$51,165	$173,949	$717,806	$313,765	$578,645	$205,494	$2,059,281
Total current period gross charge-offs	$—	$325	$85	$2,157	$6	$166	$50	$2,789

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of December 31, 2024. There were no loans classified as loss (risk grade 9) as of the same date.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$13,883	$13,559	$64,530	$14,600	$17,405	$15,760	$98,867	$238,604
Risk Grades 5 - 6	672	24,430	37,503	10,201	5,183	979	15,092	94,060
Risk Grade 7	944	2,248	5,173	10,462	562	1,247	1,521	22,157
Risk Grade 8	—	—	—	82	—	1	—	83
Total	15,499	40,237	107,206	35,345	23,150	17,987	115,480	354,904

Real estate – construction, commercial
Risk Grades 1 - 4	6,219	6,277	65,560	7,776	5,405	4,792	399	96,428
Risk Grades 5 - 6	—	1,090	—	7,567	4,770	4,235	—	17,662
Risk Grade 7	—	116	—	24	—	261	—	401
Total	6,219	7,483	65,560	15,367	10,175	9,288	399	114,491

Real estate – construction, residential
Risk Grades 1 - 4	19,574	8,861	7,837	13,971	—	57	990	51,290
Risk Grades 5 - 6	193	—	—	—	—	—	—	193
Risk Grade 7	—	169	155	—	—	—	—	324
Total	19,767	9,030	7,992	13,971	—	57	990	51,807

Real estate – commercial
Risk Grades 1 - 4	4,747	34,698	245,563	118,435	142,211	133,856	21,323	700,833
Risk Grades 5 - 6	535	5,092	64,677	7,002	14,604	23,104	4,184	119,198
Risk Grade 7	1,565	—	9,970	10,380	2,945	1,355	25	26,240
Risk Grade 8	—	—	—	1,379	—	192	—	1,571
Total	6,847	39,790	320,210	137,196	159,760	158,507	25,532	847,842

Real estate – residential
Risk Grades 1 - 4	2,815	66,780	225,159	114,682	64,548	143,002	53,498	670,484
Risk Grades 5 - 6	853	—	2,303	1,295	318	2,378	95	7,242
Risk Grade 7	—	736	2,153	2,113	1,454	5,822	2,249	14,527
Total	3,668	67,516	229,615	118,090	66,320	151,202	55,842	692,253

Real estate – farmland
Risk Grades 1 - 4	147	—	997	1,239	—	2,753	149	5,285
Risk Grades 5 - 6	—	135	—	100	—	—	—	235
Total	147	135	997	1,339	—	2,753	149	5,520

Consumer
Risk Grades 1 - 4	5,944	17,211	8,716	1,650	1,034	486	7,283	42,324
Risk Grades 5 - 6	74	133	225	99	32	3	—	566
Risk Grade 7	87	330	332	184	63	24	28	1,048
Total	6,105	17,674	9,273	1,933	1,129	513	7,311	43,938

Total Loans
Risk Grades 1 - 4	$53,329	$147,386	$618,362	$272,353	$230,603	$300,706	$182,509	$1,805,248
Risk Grades 5 - 6	2,327	30,880	104,708	26,264	24,907	30,699	19,371	239,156
Risk Grade 7	2,596	3,599	17,783	23,163	5,024	8,709	3,823	64,697
Risk Grade 8	—	—	—	1,461	—	193	—	1,654
Total	$58,252	$181,865	$740,853	$323,241	$260,534	$340,307	$205,703	$2,110,755

The following tables present an analysis of the change in the ACL by loan segment for the periods stated.

	For the three months ended March 31, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(189)	(65)	12	(240)	253	—	229	—
Charge-offs	(2,123)	—	—	(63)	(16)	—	(587)	(2,789)
Recoveries	2,271	—	—	338	1	—	282	2,892
Net recoveries (charge-offs)	148	—	—	275	(15)	—	(305)	103
ACL, end of period	$5,726	$1,992	$552	$5,998	$8,171	$18	$669	$23,126

	For the three months ended March 31, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893
Provision for (recovery of) credit losses - loans	257	(428)	(175)	(97)	39	3	401	—
Charge-offs	(1,957)	—	—	—	—	—	(745)	(2,702)
Recoveries	1,532	—	—	—	13	—	289	1,834
Net (charge-offs) recoveries	(425)	—	—	—	13	—	(456)	(868)
ACL, end of period	$13,619	$3,596	$919	$9,832	$6,338	$18	$703	$35,025

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for (recovery of) credit losses for loans held for investment as of and for the three months ended March 31, 2025.

Excluded from the ACL as of both March 31, 2025 and December 31, 2024 was $10.7 million of accrued interest attributable to loans held for investment, which is included in accrued interest receivable on the consolidated balance sheet.

The following table presents the amortized cost of collateral-dependent loans that are individually evaluated for credit losses as of the dates stated.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$22,560	$42,723
Real estate – construction, commercial	115	116
Real estate – commercial	25,250	26,994
Real estate – residential	6,301	9,586
Total collateral-dependent loans	$54,226	$79,419

Acquired Loans

As of March 31, 2025 and December 31, 2024, the amortized cost of purchased credit deteriorated ("PCD") loans totaled $39.5 million and $43.8 million, respectively, with an estimated ACL of $255 thousand and $262 thousand, respectively. The remaining non-credit discount on PCD loans was $2.8 million and $3.0 million as of March 31, 2025 and December 31, 2024, respectively.

Troubled Loan Modifications

The Company closely monitors the performance of borrowers experiencing financial difficulty and grants certain loan modifications it would otherwise not consider. The Company refers to such loan modifications as troubled loan modifications ("TLMs").

The following table presents the amortized cost of TLMs, categorized by loan type and type of concession granted, for the periods stated.

	For the three months ended March 31,
	2025			2024
(Dollars in thousands)	Number of Loans	Recorded Investment	% of Recorded Investment to Gross Loans by Category	Number of Loans	Recorded Investment	% of Recorded Investment to Gross Loans by Category
Combined - term extension and deferral
Commercial and industrial	1	$2,024	0.60%	—	$—	0.00%
Total combined - term extension and deferral	1	$2,024		—	$—

Interest forgiveness
Real estate – residential	1	$141	0.02%	—	$—	0.00%
Total interest forgiveness	1	$141		—	$—

Total	2	$2,165		—	$—

For the three months ended March 31, 2025, the borrower of a commercial and industrial loan, which has been on nonaccrual status since the second quarter of 2024, was granted an 18-month term extension and principal deferral, extending the loan's maturity to a total of 72 months. Interest-only payments are due through the extended term, with a principal balloon payment due at the revised maturity date of June 2027. Also in the first quarter of 2025, three loans partially charged off in 2024 to a single borrower were refinanced into a single residential mortgage loan, which included the forgiveness of $40 thousand of accrued interest.

The following tables present an aging analysis of the amortized cost of TLMs as of the dates stated.

	March 31, 2025
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$734	$—	$—	$4,513	$5,247
Real estate – construction, residential	154	—	—	—	154
Real estate – commercial	1,764	—	—	2,997	4,761
Real estate – residential	192	141	—	493	826
Consumer loans	—	—	—	9	9
Total modified loans	$2,844	$141	$—	$8,012	$10,997

	December 31, 2024
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$554	$—	$—	$2,745	$3,299
Real estate – construction, residential	155	—	—	—	155
Real estate – commercial	1,773	—	—	2,999	4,772
Real estate – residential	194	—	—	500	694
Consumer loans	—	—	—	10	10
Total modified loans	$2,676	$—	$—	$6,254	$8,930

As of March 31, 2025 and December 31, 2024, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of TLMs that were modified in the preceding twelve months and had a payment default during the periods stated.

	For the three months ended March 31,
	2025			2024
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Combined - term extension and deferral
Commercial and industrial	—	$—	0.00%	1	$2,548	0.52%
Total combined - term extension and deferral	—	$—		1	$2,548

Interest forgiveness
Real estate – residential	1	$141	0.02%	—	$—	0.00%
Total interest forgiveness	1	$141		—	$—

Payment deferral 6-9 months
Real estate – residential	1	$493	0.07%	1	$565	0.08%
Consumer	1	9	0.02%	—	—	0.00%
Total payment deferral	2	$502		1	$565

Total	3	$643		2	$3,113

As of March 31, 2025, five residential mortgage loans with a total amortized cost of $755 thousand were in the process of foreclosure.

Note 4 – Borrowings

FHLB Borrowings

The Bank has a borrowing facility from the FHLB secured by pledged qualifying commercial and residential mortgage loans and securities. At March 31, 2025 and December 31, 2024, the secured facility totaled $588.5 million and $696.0 million, respectively, based on pledged collateral. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $150.0 million at both March 31, 2025 and December 31, 2024. The FHLB borrowings required the Bank to hold $9.1 million and $9.4 million of FHLB stock at March 31, 2025 and December 31, 2024, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At both March 31, 2025 and December 31, 2024, the Bank also had letters of credit outstanding with the FHLB in the amount of $51.2 million, of which $50.0 million was for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB. Available balances on the FHLB credit facility were $387.3 million and $494.9 million as of March 31, 2025 and December 31, 2024, respectively. The decline in the secured facility and the availability of the FHLB credit facility in the first quarter of 2025 primarily reflects the release of securities held as collateral.

The following table presents information regarding FHLB advances outstanding as of both March 31, 2025 and December 31, 2024.

(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed rate credit	$50,000	3/15/2023	4.07%	3/15/2027
Fixed rate credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed rate credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$150,000

At March 31, 2025, 1-4 family residential loans, multi-family residential loans, and commercial real estate loans classified as held for investment with a lendable value of $422.8 million and securities with a lendable value of $165.7 million were pledged for the borrowing facility with the FHLB.

FRB Borrowings

The Company may obtain advances from the FRB through its Discount Window. Advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans, which had a lendable value of $68.5 million as of March 31, 2025. The Company had secured borrowing capacity through the FRB Discount Window of $68.5 million and $105.7 million as of March 31, 2025 and December 31, 2024, respectively, of which the Company had no outstanding advances as of either date.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank available for overnight borrowing, which totaled $10.0 million as of both March 31, 2025 and December 31, 2024. This line bears interest at the prevailing rates for such loans and is cancelable any time by the correspondent bank. As of both March 31, 2025 and December 31, 2024, the Company had no outstanding advances on this secured line.

Subordinated Notes

The Company had $39.8 million of subordinated notes, net, outstanding as of both March 31, 2025 and December 31, 2024. The Company's subordinated notes are comprised of a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”).

The 2029 Notes bore interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 15, 2029, or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate ("SOFR") plus 433.5 basis points, payable quarterly in arrears. As of March 31, 2025, the 2029 Notes bore an annual interest rate of 8.64%. As of March 31, 2025, the net carrying amount of the 2029 Notes was $25.0 million, inclusive of a $453 thousand purchase accounting adjustment (premium). For the three months ended March 31, 2025 and 2024, the effective interest rate on the 2029 Notes was 8.05% and 5.22%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

The 2030 Note bears interest at the rate of 6.00% per annum until June 1, 2025, at which date the rate will reset quarterly, equal to the three-month SOFR determined on the date of the applicable interest period plus 587 basis points. Interest on the 2030 Note is payable semi-annually in arrears. As of March 31, 2025, the 2030 Note bore an annual interest rate of 6.00%. As of March 31, 2025, the net carrying amount of the 2030 Note, including capitalized, unamortized debt issuance costs, was $14.8 million. For the three months ended March 31, 2025 and 2024, the effective interest rate on the 2030 Note was 6.31% and 6.32%, respectively.

Note 5 – Fair Value

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

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	March 31, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$175,308	$—	$175,308	$—
U.S. Treasury and agencies	70,616	—	70,616	—
State and municipals	43,701	—	43,701	—
Corporate bonds	35,776	—	35,026	750
Total securities available for sale	$325,401	$—	$324,651	$750
Other assets
Mortgage servicing rights assets	$388	$—	$—	$388
Rabbi trust assets	586	586	—	—
Mortgage derivative asset	278	—	278	—
Interest rate swap asset	73	—	73	—
Other liabilities
Mortgage derivative liability	$4	$—	$4	$—
Interest rate swap liability	73	—	73	—

	December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$164,438	$—	$164,438	$—
U.S. Treasury and agencies	69,455	—	69,455	—
State and municipals	42,937	—	42,937	—
Corporate bonds	35,205	—	34,455	750
Total securities available for sale	$312,035	$—	$311,285	$750
Other assets
Mortgage servicing rights assets	$386	$—	$—	$386
Rabbi trust assets	600	600	—	—
Mortgage derivative asset	140	—	140	—
Interest rate swap asset	95	—	95	—
Other liabilities
Interest rate swap liability	$95	$—	$95	$—

As of both March 31, 2025 and December 31, 2024, two corporate bonds totaling $750 thousand were reported at their respective amortized cost basis and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments.

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	March 31, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,698	$—	$1,692	$3,006
Collateral-dependent loans	6,586	—	—	6,586
Loans held for sale	23,624	—	23,624	—
Other real estate owned ("OREO") (1)	279	—	—	279

(1) Included in other assets on the consolidated balance sheets.

	December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,834	$—	$1,828	$3,006
Collateral-dependent loans	6,954	—	—	6,954
Loans held for sale	30,976	—	30,976	—
OREO (1)	279	—	—	279

(1) Included in other assets on the consolidated balance sheets.

The following tables present quantitative information about Level 3 fair value measurements of assets measured on a nonrecurring basis as of the dates stated.

(Dollars in thousands)	Balance as of March 31, 2025	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	6,586	Selling Costs	5% - 10%
OREO (1)
Discounted sales price technique	279	Selling Costs	7%

(1) Included in other assets on the consolidated balance sheets.

(Dollars in thousands)	Balance as of December 31, 2024	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	6,954	Selling Costs	7% - 15%
OREO (1)
Discounted sales price technique	279	Selling Costs	7%

(1) Included in other assets on the consolidated balance sheets.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated.

	March 31, 2025
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$170,466	$170,466	$170,466	$—	$—
Restricted cash	2,167	2,167	2,167	—	—
Federal funds sold	1,725	1,725	1,725	—	—
Securities available for sale	325,401	325,401	—	324,651	750
Restricted equity investments	18,797	18,797	—	18,797	—
Other equity investments	4,698	4,698	—	1,692	3,006
Other investments	20,381	20,381	—	—	20,381
Loans held for sale	23,624	23,624	—	23,624	—
Loans held for investment, net	2,036,584	1,958,679	—	—	1,958,679
Accrued interest receivable	12,700	12,700	—	12,700	—
Bank owned life insurance	879	879	—	879	—
MSR assets	388	388	—	—	388
Financial Liabilities
Noninterest-bearing demand	$452,590	$452,590	$452,590	$—	$—
Interest-bearing demand and money market	632,983	632,983	—	632,983	—
Savings	103,622	103,622	—	103,622	—
Time	940,282	942,108	—	—	942,108
FHLB borrowings	150,000	151,371	—	151,371	—
Subordinated notes, net	39,773	38,847	—	—	38,847

	December 31, 2024
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$173,533	$173,533	$173,533	$—	$—
Restricted cash	2,459	2,459	2,459	—	—
Federal funds sold	838	838	838	—	—
Securities available for sale	312,035	312,035	—	311,285	750
Restricted equity investments	19,275	19,275	—	19,275	—
Other equity investments	4,834	4,834	—	1,828	3,006
Other investments	19,405	19,405	—	—	19,405
Loans held for sale	30,976	30,976	—	30,976	—
Loans held for investment, net	2,088,774	1,998,668	—	—	1,998,668
Accrued interest receivable	12,537	12,537	—	12,537	—
Bank owned life insurance	1,083	1,083	—	1,083	—
MSR assets	386	386	—	—	386
Financial Liabilities
Noninterest-bearing demand	$452,690	$452,690	$452,690	$—	$—
Interest-bearing demand and money market	598,875	598,875	—	598,875	—
Savings	100,857	100,857	—	100,857	—
Time	1,027,020	1,029,199	—	—	1,029,199
FHLB borrowings	150,000	152,782	—	152,782	—
Subordinated notes, net	39,789	38,765	—	—	38,765

Note 6 – Minimum Regulatory Capital Requirements

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

In addition to the foregoing capital requirements, the Bank is subject to minimum capital ratios set forth in the Consent Order that are higher than those required for capital adequacy purposes generally. The Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of March 31, 2025 and December 31, 2024, the Bank met these minimum capital ratios. Until the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

The Company adopted ASC 326, Financial Instruments - Credit Losses (referred to herein as "current expected credit losses" or "CECL") effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings (the "CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital was 25% and 50% in 2023 and 2024, respectively, and is 25% in 2025. The Bank made this irrevocable election effective with its first quarter 2023 call report.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank and the related capital amounts for both the leverage ratio and the total capital ratio. The CECL Transitional Amount was

$8.1 million, of which $6.1 million and $4.1 million reduced the regulatory capital amounts and capital ratios as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$360,244	17.93%	$210,943	10.50%	$200,898	10.00%	$261,167	13.00%
Blue Ridge Bankshares, Inc.	$421,913	20.83%	$162,048	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,061	16.88%	$170,763	8.50%	$160,718	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$365,857	18.06%	$121,536	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,061	16.88%	$140,628	7.00%	$130,583	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$365,857	18.06%	$91,152	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$339,061	12.33%	$110,013	4.00%	$137,517	5.00%	$275,033	10.00%
Blue Ridge Bankshares, Inc.	$365,857	13.23%	$110,641	4.00%	n/a	n/a	n/a	n/a

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$358,848	17.26%	$218,260	10.50%	$207,866	10.00%	$270,226	13.00%
Blue Ridge Bankshares, Inc.	$414,284	19.79%	$167,444	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$176,687	8.50%	$166,293	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$125,583	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$145,507	7.00%	$135,113	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$94,187	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$340,386	11.80%	$115,364	4.00%	$144,204	5.00%	$288,409	10.00%
Blue Ridge Bankshares, Inc.	$360,933	12.43%	$116,169	4.00%	n/a	n/a	n/a	n/a

Note 7 – Commitments and Contingencies

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024, the Company had outstanding loan commitments of $274.3 million and $283.2 million, respectively. Of these amounts, $110.6 million and $108.4 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2025 and December 31, 2024, commitments under outstanding financial stand-by letters of credit totaled $11.3 million and $12.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three months ended March 31, 2025 and March 31, 2024, the Company recorded a recovery of credit losses for unfunded commitments of $0 and $1.0 million, respectively, and which for the prior year period was primarily attributable to lower balances of loan commitments. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $0.9 million as of both March 31, 2025 and December 31, 2024.

As part of the sale of substantially all of its mortgage servicing rights assets ("MSR") portfolio during 2024, the Company recorded a reserve for estimated putbacks, transition costs, and unearned sales proceeds. The putbacks relate to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, all of which are subject to term limits per the respective sales agreements. The reserve for unearned sales proceeds relates to the Company providing certain documentation to the buyers. As of March 31, 2025 and December 31, 2024, the reserve was $1.7 million and $1.8 million, respectively, and was included in other liabilities on the consolidated balance sheet.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At March 31, 2025, the Company had future commitments outstanding totaling $6.2 million related to these investments.

Note 8 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS") and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated. For the three months ended March 31, 2025 and 2024, all outstanding stock options, performance-based stock awards ("PSAs"), and warrants relating to the Company’s common stock were considered anti-dilutive, as applicable, and excluded from the computation of diluted EPS, due to the net loss in the respective periods.

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2025	2024
Net loss	$(434)	$(2,893)

Weighted average common shares outstanding, basic	86,003,226	19,178,332
Effect of dilutive securities	—	—
Weighted average common shares outstanding, dilutive	86,003,226	19,178,332

Basic and diluted loss per common share	$(0.01)	$(0.15)

Note 9 – Segment Reporting

The CODM evaluates each of the Company's segments based on net income (loss), using segment financial information compiled utilizing the accounting policies listed in Note 2 of the 2024 Form 10-K. The profitability of the segment helps the CODM evaluate staffing levels, assess available cash for allocation to projects and resources, and make informed decisions on whether the segment's activities should be modified to align with the Company’s overall near- and long-term strategies.

Until March 2025, the Company operated through three reportable business segments: commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general financial services to its customers. The mortgage banking segment, which operated as Monarch Mortgage and focused on residential mortgage origination and sales activities, was sold in March 2025; however, it is presented as a reportable segment for all periods stated for comparative purposes. Activities at the holding company or parent level are primarily associated with investments, borrowings, and certain noninterest expenses.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows, as of the dates and periods stated.

	As of and for the three months ended March 31, 2025
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$35,224	$126	$—	$—	$35,350
Interest expense	15,584	40	736	—	16,360
Net interest income	19,640	86	(736)	—	18,990
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(73)	—	(73)
Residential mortgage banking income	306	650	—	—	956
Mortgage servicing rights	—	2	—	—	2
Other	2,283	—	—	(96)	2,187
Total noninterest income	2,589	652	(73)	(96)	3,072
NONINTEREST EXPENSE
Salaries and employee benefits	11,542	1,068	—	—	12,610
Occupancy and equipment	1,330	51	—	—	1,381
Technology and communication	2,364	420	—	—	2,784
Other	5,638	336	298	(96)	6,176
Total noninterest expense	20,874	1,875	298	(96)	22,951
Income (loss) before income tax expense	1,355	(1,137)	(1,107)	—	(889)
Income tax expense (benefit)	30	(253)	(232)	—	(455)
Net income (loss)	$1,325	$(884)	$(875)	$—	$(434)
Total assets	$2,642,160	$26,528	$379,167	$(362,771)	$2,685,084

	As of and for the three months ended March 31, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$42,199	$332	$—	$—	$42,531
Interest expense	21,476	146	560	—	22,182
Net interest income	20,723	186	(560)	—	20,349
Recovery of credit losses	(1,000)	—	—	—	(1,000)
Net interest income after recovery for credit losses	21,723	186	(560)	—	21,349
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(7)	—	(7)
Residential mortgage banking income	—	2,664	—	—	2,664
Mortgage servicing rights	—	729	—	—	729
Other	4,484	—	17	(99)	4,402
Total noninterest income	4,484	3,393	10	(99)	7,788
NONINTEREST EXPENSE
Salaries and employee benefits	14,201	1,844	—	—	16,045
Occupancy and equipment	1,389	135	—	—	1,524
Technology and communication	1,960	319	—	—	2,279
Regulatory remediation	2,644	—	—	—	2,644
Other	9,017	758	269	(99)	9,945
Total noninterest expense	29,211	3,056	269	(99)	32,437
(Loss) income before income tax expense	(3,004)	523	(819)	—	(3,300)
Income tax (benefit) expense	(321)	86	(172)	—	(407)
Net (loss) income	$(2,683)	$437	$(647)	$—	$(2,893)
Total assets	$3,024,935	$36,343	$228,544	$(213,635)	$3,076,187

Included in other expenses are costs for legal and regulatory filings, audit fees, other contractual services, and other miscellaneous expenses.

The Company had no transactions with a single customer that in the aggregate resulted in revenues exceeding 10% of consolidated total revenues for the three months ended March 31, 2025 and 2024.

Note 10 – Changes to Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended March 31, 2025
(Dollars in thousands)	Net Unrealized (Losses) Gains on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Accumulated Other Comprehensive (Loss) Gain, net
Balance as of December 31, 2024	$(42,887)	$425	$(42,462)
Change in net unrealized holding losses on securities available for sale, net of deferred tax expense of $1,417	3,806	—	3,806
Balance as of March 31, 2025	$(39,081)	$425	$(38,656)

	For the three months ended March 31, 2024
(Dollars in thousands)	Net Unrealized (Losses) Gains on Available for Sale Securities	Transfer of Securities Held to Maturity to Available For Sale	Accumulated Other Comprehensive Loss, net
Balance as of December 31, 2023	$(45,481)	$425	$(45,056)
Change in net unrealized holding losses on securities available for sale, net of deferred tax benefit of $372	(2,558)	—	(2,558)
Balance as of March 31, 2024	$(48,039)	$425	$(47,614)

Note 11 – Legal Matters

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

On December 5, 2023, an alleged shareholder of the Company commenced a putative class action in the U.S. District Court for the Eastern District of New York (No. 1:23-cv-08944) (Russell Hunter v. Blue Ridge Bankshares, Inc., et al.) on behalf of himself and any persons or entities who purchased the publicly traded stock of the Company between February 3, 2023, and October 31, 2023, both dates inclusive (the “Action”). The complaint alleges violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions related to accounting judgments in the Company’s filings with the Securities and Exchange Commission. The complaint seeks certification of a class action, unspecified damages, and attorney’s fees. The putative class representative filed an amended complaint, and the Company filed a letter seeking permission to file a motion to dismiss. The parties engaged in non-binding mediation on December 5, 2024, during which the parties agreed in principle to settlement terms for $2.5 million. On February 4, 2025, the plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement, which, if granted, will settle the Action and any claims related to the Action or that could have been brought in the Action by the parties, the parties’ counsel, or settlement class members (the “Motion”). The Motion expressly disclaims any fault, liability, or wrongdoing on the part of the

Company. The Company’s outside legal counsel has effected service, pursuant to 28 U.S.C. § 1715, of the Motion and related court filings to the Company’s federal and state regulators as well as to Attorneys General for all U.S. states and territories. The court has not yet ruled on the Motion. The Company submitted an insurance claim for this amount, less a deductible that was expensed in 2024.

Note 12 – Subsequent Events

Subsequent to March 31, 2025, the Company provided a notice of redemption to the holder of the 2030 Note to redeem the note at its initial redemption date, June 1, 2025.

Subsequent to March 31, 2025, the Company granted PSAs totaling 3,400,000 shares of common stock to certain executive officers. The vesting of these awards is contingent upon the Company achieving specified profitability thresholds over three one-year performance measurement periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company's operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations for the balance of 2025, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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
•
the effects of, and changes in, the macroeconomic environment and financial market conditions, including monetary and fiscal policies, interest rates, and inflation;
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
•
the Company’s ability to manage its fintech relationships, including implementing enhanced controls, complying with the OCC directives and applicable laws and regulations, and managing the final phases of the wind down of these partnerships;
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
•
the timely development of competitive products and services and the acceptance of these products and services by new and existing customers;
•
changes in consumer spending and savings habits;
•
the willingness of users to substitute competitors’ products and services for the Company’s products and services;
•
the impact of unanticipated outflows of deposits;
•
technological and social media changes;
•
potential exposure to fraud, negligence, computer theft, and cyber-crime;
•
adverse developments in the financial industry generally, such as bank failures, responsive measures to mitigate and manage such developments, supervisory and regulatory actions and costs, and related impacts on customer and client behavior;
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
•
the impact of changes in financial services policies, laws, and regulations, including laws, regulations, and policies concerning taxes, banking, securities, real estate and insurance, the application thereof by bank regulatory bodies, and the three branches of the federal government;
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
•
the economic impact of duties, tariffs, or other barriers or restrictions on trade, any retaliatory counter measures, and the volatility and uncertainty arising therefrom;
•
the occurrence or continuation of widespread health emergencies or pandemics, significant natural disasters, severe weather conditions, floods, and other catastrophic events;
•
other risks and factors identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections and elsewhere in the 2024 Form 10-K and in this Form 10-Q and in filings the Company makes from time to time with the Securities and Exchange Commission (“SEC”).

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the 2024 Form 10-K and this Form 10-Q, including those discussed in the section entitled "Risk Factors" in those filings. If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, the Company cautions not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

Sale of Mortgage Division

The Company’s previously announced sale of its mortgage division operating as Monarch Mortgage to an unrelated third-party mortgage company was completed on March 27, 2025. The sale, which included the transfer of certain assets and leases, resulted in a $0.2 million loss, primarily due to the write-off of fixed assets and lease impairment, and is reported in other noninterest income. The Company has continued to fulfill its obligations to borrowers with respect to loans in process and will manage such loans toward closing and funding in the ordinary course of business.

This transaction did not meet the criteria for classification as a discontinued operation under Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements – Discontinued Operations, and is therefore reported within continuing operations as of and for all periods stated herein.

Regulatory Matters

On January 24, 2024, the Bank consented to the issuance of the Consent Order by the OCC ("Consent Order"). The Consent Order generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering ("BSA/AML"), and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. As of March 31, 2025 and December 31, 2024, the Bank’s capital ratios exceeded these minimum capital ratios. The Company believes it has made significant progress towards meeting the requirements of the Consent Order. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.9 and 10.10, respectively, of the 2024 Form 10-K.

Private Placements

In the second quarter of 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $161.6 million (collectively, the "Private Placements"). At a special meeting of shareholders held June 20, 2024, the Company’s shareholders approved the Private Placements and an amendment to the Company's articles of incorporation authorizing the issuance of additional shares of common stock, thus enabling the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. On June 28, 2024, and November 7, 2024, all outstanding shares of the Company’s Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series B and Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series C (together the "preferred stock"), were converted or exchanged for shares of the Company’s common stock. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.1 million.

The Private Placements also included the issuance of warrants to purchase common stock and the preferred stock. Warrants for the preferred stock were converted to warrants for common stock upon the conversion or exchange of the preferred stock to common stock.

The table below presents information pertaining to warrants to purchase the Company’s common stock as of and for the period stated.

	As of and for the three months ended March 31, 2025
	Warrants with an Exercise Price of $2.50 per Share	Warrants with an Exercise Price of $2.36 per Share	Total Warrants Outstanding
Balance at beginning of period	29,027,999	2,424,000	31,451,999
Warrants exercised during the period	(2,762,000)	—	(2,762,000)
Balance at end of period	26,265,999	2,424,000	28,689,999
Remaining exercise term (years)	4.01	4.20

General

There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2024 Form 10-K.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Comparison of Financial Condition as of March 31, 2025 and December 31, 2024

Total assets were $2.69 billion as of March 31, 2025, a decrease of $52.2 million from $2.74 billion as of December 31, 2024. Most of this decrease was attributable to a decline in loans held for investment, which decreased $52.1 million to $2.06 billion as of March 31, 2025, from $2.11 billion as of December 31, 2024. The decline in loans held for investment was partially due to a continuation of the Company purposefully and selectively reducing balances of loans where borrowers did not represent in-market relationships. The allowance for credit losses ("ACL") was $23.1 million and $23.0 million as of March 31, 2025 and December 31, 2024, respectively.

Total deposits were $2.13 billion as of March 31, 2025, a net decrease of $50.0 million from December 31, 2024. The decline in the first three months of 2025 was primarily due to a $63.4 million decrease in brokered time deposits.

Total stockholders’ equity increased by $10.5 million to $338.3 million as of March 31, 2025, compared to $327.8 million at December 31, 2024, primarily due to additional capital of $6.9 million from the exercise of warrants to purchase common stock and a $3.8 million decrease in after-tax unrealized losses in the Company’s portfolio of securities available for sale.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

For the three months ended March 31, 2025, the Company reported a net loss of $0.4 million, or $0.01 per diluted common share, compared to a net loss of $2.9 million, or $0.15 per diluted common share, for the three months ended March 31, 2024. Net loss for the first quarter of 2025 included after-tax severance costs of $0.5 million and an after-tax $0.2 million loss on the sale of the mortgage division. After-tax regulatory remediation expenses in connection with the Consent Order for the first quarter of 2025 were $0, compared to $2.1 million for first quarter of 2024. Net interest income for the three months ended March 31, 2025 was $19.0 million, a decline of $1.4 million from the same period in 2024, primarily due a decline in average loan balances.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets less the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet size, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings.

The following table presents the average balance sheets for the three months ended March 31, 2025 and 2024. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended March 31,
	2025			2024			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$325,076	$2,420	2.98%	$337,839	$2,438	2.89%	$(18)	$(92)	$74
Tax-exempt securities (3)	12,475	81	2.60%	12,621	77	2.44%	4	(1)	5
Total securities	337,551	2,501	2.96%	350,460	2,515	2.87%	(14)	(93)	79
Interest-earning deposits in other banks	162,771	1,698	4.17%	129,366	1,557	4.81%	141	402	(261)
Federal funds sold	1,385	15	4.33%	9,668	130	5.38%	(115)	(111)	(4)
Loans held for sale	29,455	1,366	18.55%	57,646	1,920	13.32%	(554)	(939)	385
Loans held for investment (4,5,6)	2,089,563	29,788	5.70%	2,419,351	36,426	6.02%	(6,638)	(4,965)	(1,673)
Total average interest-earning assets	2,620,725	35,368	5.40%	2,966,491	42,548	5.74%	(7,180)	(5,706)	(1,474)
Less: allowance for credit losses	(22,747)			(35,874)
Total noninterest-earning assets	123,736			234,315
Total average assets	$2,721,714			$3,164,932
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$720,034	$3,350	1.86%	$1,112,060	$7,667	2.76%	$(4,317)	$(2,703)	$(1,614)
Time (7)	989,486	10,842	4.38%	970,952	10,818	4.46%	24	206	(182)
Total interest-bearing deposits	1,709,520	14,192	3.32%	2,083,012	18,485	3.55%	(4,293)	(2,497)	(1,796)
FHLB borrowings	150,000	1,432	3.82%	223,824	2,369	4.23%	(937)	(781)	(156)
FRB borrowings	—	—	—	65,000	768	4.73%	(768)	(768)	—
Subordinated notes and other borrowings (8)	39,794	736	7.40%	39,847	560	5.62%	176	(1)	177
Total average interest-bearing liabilities	1,899,314	16,360	3.45%	2,411,683	22,182	3.68%	(5,822)	(4,047)	(1,775)
Noninterest-bearing demand deposits	458,157			515,486
Other noninterest-bearing liabilities	34,559			53,862
Stockholders' equity	329,684			183,901
Total average liabilities and stockholders’ equity	$2,721,714			$3,164,932
Net interest income and margin (9)		$19,008	2.90%		$20,366	2.75%	$(1,358)	$(1,659)	$301
Cost of funds (10)			2.78%			3.03%
Net interest spread (11)			1.95%			2.06%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 22.32% and 22.35% income tax rate for the three months ended March 31, 2025 and 2024, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $366 thousand and $329 thousand for the three months ended March 31, 2025 and 2024, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $35 thousand and $97 thousand for the three months ended March 31, 2025 and 2024, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand for both the three months ended March 31, 2025 and 2024, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average balances of interest-earning assets decreased $345.8 million to $2.62 billion for the first quarter of 2025 compared to $2.97 billion for the same period of 2024. Relative to the year-ago period, this decrease reflected primarily lower average balances of loans held for investment. The yield on average loans held for investment was 5.70% for the first quarter of 2025 compared to 6.02% for the first quarter of 2024. The decline in loan yield was primarily driven by the purposeful and selective exit of higher-rate loans to borrowers that did not represent in-market relationships. Interest income for the three months ended March 31, 2025 and 2024 included accretion of discounts on acquired loans of $366 thousand and $329 thousand, respectively.

Average balances of interest-bearing liabilities decreased $512.4 million to $1.90 billion for the three months ended March 31, 2025 compared to $2.41 billion for the same period of 2024. The decline relative to the comparative periods was primarily due to the exit of fintech Banking-as-a-Service ("BaaS") deposit operations and the payoff of wholesale funding.

Cost of funds was 2.78% for the first quarter of 2025 compared to 3.03% for the first quarter of 2024, while cost of deposits was 2.62% and 2.84%, for the same respective periods. Lower cost of funds in the first quarter of 2025 was primarily due to the exit of higher cost fintech BaaS deposit operations and lower average balances of wholesale funding, relative to the year-ago period, partially offset by the higher variable cost of $25.0 million of the Company’s subordinated debt, which increased the cost of funds by 3 basis points. Cost of deposits, excluding wholesale deposits, was 1.34% for the first quarter of 2025 compared to 2.52% for the first quarter of 2024. The first quarter of 2025 decline from the comparative period of 2024 was primarily due to lower average balances of higher cost fintech-related deposits.

Net interest income (on a taxable equivalent basis) for the three months ended March 31, 2025 was $19.0 million compared to $20.4 million for the same period in 2024. The decline in the first quarter of 2025 compared to the first quarter of 2024 was primarily attributable to lower interest and fee income on loans due to lower average balances. This decline was partially offset by lower average balances and rates paid on interest-bearing demand accounts and lower average balances of wholesale funding. The majority of fintech BaaS deposits were in interest-bearing demand accounts. Net interest margin was 2.90% and 2.75% for the first quarter of 2025 and 2024, respectively. Accretion and amortization of purchase accounting adjustments had a 6 basis point positive effect on net interest margin for both respective periods.

Provision for Credit Losses. No provision for credit losses was reported for the first quarter of 2025 compared to a recovery of credit losses of $1.0 million for the first quarter of 2024. Lower allowance for credit losses ("ACL") needs due to loan portfolio balance reductions were offset by higher reserve needs on pooled loans, primarily due to marginal changes in certain qualitative risk factors, resulting in no provision for the 2025 period. The recovery of credit losses in the 2024 period was attributable to lower balances of unfunded loan commitments.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024	Change $	Change %
Fair value adjustments of other equity investments	$(73)	$(7)	$(66)	942.9%
Residential mortgage banking income	956	2,664	(1,708)	(64.1%)
Mortgage servicing rights	2	729	(727)	(99.7%)
Wealth and trust management	454	520	(66)	(12.7%)
Service charges on deposit accounts	457	361	96	26.6%
Increase in cash surrender value of bank owned life insurance	8	337	(329)	(97.6%)
Bank and purchase card, net	567	242	325	134.3%
Other	701	2,942	(2,241)	(76.2%)
Total noninterest income	$3,072	$7,788	$(4,716)	(60.6%)

The decline in mortgage banking income in the first quarter of 2025 compared to the same period of 2024 was due to a combination of lower mortgage volumes and lower servicing income, with the latter attributable to the sale of the majority of mortgage servicing rights assets ("MSR") portfolio in the third and fourth quarters of 2024. The decline in other noninterest income was driven by the decrease in the number of fintech indirect lending relationships, which contributed $0.2 million and $1.4 million of noninterest income in the first quarters of 2025 and 2024, respectively. Additionally, other noninterest income in the 2025 period included a $0.2 million loss on the sale of the mortgage division. A recently completed review of the Bank’s deposit products and services led to a more streamlined and competitive offering, which the Company expects will result in higher service charges on deposit accounts in the subsequent periods.

Noninterest Expense. The following table presents a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024	Change $	Change %
Salaries and employee benefits	$12,610	$16,045	$(3,435)	(21.4%)
Occupancy and equipment	1,381	1,524	(143)	(9.4%)
Technology and communication	2,784	2,279	505	22.2%
Legal and regulatory filings	439	447	(8)	(1.8%)
Advertising and marketing	191	297	(106)	(35.7%)
Audit fees	578	1,155	(577)	(50.0%)
FDIC insurance	1,097	1,377	(280)	(20.3%)
Intangible amortization	244	287	(43)	(15.0%)
Other contractual services	595	1,809	(1,214)	(67.1%)
Other taxes and assessments	921	943	(22)	(2.3%)
Regulatory remediation	—	2,644	(2,644)	(100.0%)
Other	2,111	3,630	(1,519)	(41.8%)
Total noninterest expense	$22,951	$32,437	$(9,486)	(29.2%)

Excluding regulatory remediation, noninterest expense decreased $6.8 million for the three months ended March 31, 2025 compared to the same period of 2024. The decline relative to the prior period was primarily due to lower expenses for salaries and employee benefits. The decline in salaries and employee benefits in the first quarter of 2025 reflected a reduction in headcount as the Company continues to right-size its workforce, as it completes certain regulatory directives and transitions to a more traditional community banking model. As of March 31, 2025 and 2024, the Company had 351 and 519 employees, respectively. Also included in salaries and employee benefits expense were severance costs of $0.7 million and $0, for the 2025 and 2024 periods, respectively. Lower regulatory remediation costs and contractual services and audit fees in the 2025 period reflect a reduction in the use of outside consulting services, also due to the completion of certain regulatory directives.

Income Tax Expense. Income tax benefit for the three months ended March 31, 2025 was $0.5 million compared to an income tax benefit of $0.4 million for the same period of 2024, resulting in effective income tax rates of 51.2% and 12.3%, respectively. The higher effective income tax rate in the 2025 period was primarily driven by a $0.3 million favorable adjustment related to a change in the state tax rate applied to the accumulated unrealized loss on the available for sale securities portfolio. Excluding this adjustment, the effective income tax rate for the quarter was 22.7%. The lower effective income tax rate in the 2024 period was primarily attributable to tax-exempt income, primarily from bank owned life insurance and tax-exempt securities and loans, relative to income subject to statutory tax rates.

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

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$340,099	16.5%	$354,904	16.8%
Real estate – construction, commercial	103,006	5.0%	114,491	5.4%
Real estate – construction, residential	53,498	2.6%	51,807	2.4%
Real estate – commercial	834,223	40.6%	847,842	40.2%
Real estate – residential	683,946	33.2%	692,253	32.8%
Real estate – farmland	4,748	0.2%	5,520	0.3%
Consumer	39,761	1.9%	43,938	2.1%
Gross loans held for investment	2,059,281	100.0%	2,110,755	100.0%
Deferred costs, net of loan fees	429		1,042
Gross loans held for investment, net of deferred costs	2,059,710		2,111,797
Less: allowance for credit losses	(23,126)		(23,023)
Net loans	$2,036,584		$2,088,774
Loans held for sale (not included in totals above)	$23,624		$30,976

The following table presents the Company’s portfolio of commercial real estate loans by property type as of the dates stated.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate – owner occupied	$194,979	23.4%	$193,608	22.8%
Commercial real estate – non-owner occupied
Hospitality	120,069	14.4%	186,619	22.0%
Multi-family	180,383	21.6%	120,910	14.3%
Retail	103,695	12.5%	104,363	12.3%
Office	73,441	8.8%	73,871	8.7%
Mixed use	49,515	5.9%	49,666	5.9%
Warehouse and industrial	39,452	4.7%	39,830	4.7%
Other	72,689	8.7%	78,975	9.3%
Total real estate – commercial	$834,223	100.0%	$847,842	100.0%

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

In response to the heightened risk, in 2024, the Bank’s credit policy and risk committee conducted a targeted review of certain of the Bank’s loan types, including office loans, to confirm its internal risk ratings. In addition, the Bank’s credit administration department led by its Chief Credit Officer performs a periodic analysis of emerging trends by geography where the Bank has the largest concentrations by CRE property type. The analysis includes all real estate property types and geographic markets represented in the loan portfolio. This analysis is provided to the Bank's board of directors to assess whether the CRE lending strategy and risk appetite continue to be appropriate, considering changes in local market conditions and the Bank’s exposure to collateral type concentrations. Also, concentration limits by real estate collateral type are approved and monitored by the board of directors. As of March 31, 2025, all limits are in compliance.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2025.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$340,099	$98,796	$122,607	$92,318	$28,854	$1,435	$118,696	$47,858	$52,528	$18,310
Real estate – construction, commercial	103,006	18,429	70,474	10,398	14,617	45,459	14,103	13,152	894	57
Real estate – construction, residential	53,498	43,100	728	361	55	312	9,670	1,086	—	8,584
Real estate – commercial	834,223	97,529	451,519	116,606	168,330	166,583	285,175	176,098	99,941	9,136
Real estate – residential	683,946	15,258	395,776	15,799	75,261	304,716	272,912	30,881	31,226	210,805
Real estate – farmland	4,748	—	2,026	148	229	1,649	2,722	1,873	132	717
Consumer loans	39,761	2,122	5,928	5,835	93	—	31,711	27,165	4,546	—
Gross loans	$2,059,281	$275,234	$1,049,058	$241,465	$287,439	$520,154	$734,989	$298,113	$189,267	$247,609

Allowance for Credit Losses. In determining the adequacy of the Company’s ACL, management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of March 31, 2025 and December 31, 2024. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may, on occasion, require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following table presents an analysis of the change in the ACL by loan type as of and for the periods stated.

	For the three months ended March 31, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(189)	(65)	12	(240)	253	—	229	—
Charge-offs	(2,123)	—	—	(63)	(16)	—	(587)	(2,789)
Recoveries	2,271	—	—	338	1	—	282	2,892
Net recoveries (charge-offs)	148	—	—	275	(15)	—	(305)	103
ACL, end of period	$5,726	$1,992	$552	$5,998	$8,171	$18	$669	$23,126

Ratio of net recoveries (charge-offs) to average loans outstanding	0.16%	0.00%	0.00%	0.14%	-0.01%	0.00%	-2.71%	0.02%

	For the three months ended March 31, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893
Provision for (recovery of) credit losses - loans	257	(428)	(175)	(97)	39	3	401	—
Charge-offs	(1,957)	—	—	—	—	—	(745)	(2,702)
Recoveries	1,532	—	—	—	13	—	289	1,834
Net (charge-offs) recoveries	(425)	—	—	—	13	—	(456)	(868)
ACL, end of period	$13,619	$3,596	$919	$9,832	$6,338	$18	$703	$35,025

Ratio of net (charge-offs) recoveries to average loans outstanding	-0.33%	0.00%	0.00%	0.00%	0.01%	0.00%	-3.14%	-0.14%

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

	March 31, 2025		December 31, 2024
(Dollars in thousands)	ACL Amount	% of Loans	ACL Amount	% of Loans
Commercial and industrial	$5,726	16.5%	$5,767	16.8%
Real estate – construction, commercial	1,992	5.0%	2,057	5.4%
Real estate – construction, residential	552	2.6%	540	2.4%
Real estate – commercial	5,998	40.6%	5,963	40.2%
Real estate – residential	8,171	33.2%	7,933	32.8%
Real estate – farmland	18	0.2%	18	0.3%
Consumer	669	1.9%	745	2.1%
Total	$23,126	100.0%	$23,023	100.0%

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans held for investment	$22,273	$22,957
Loans past due 90 days and still accruing	2,608	2,486
Total nonperforming loans	$24,881	$25,443
Other real estate owned ("OREO") (1)	279	279
Total nonperforming assets	$25,160	$25,722
Loans held for sale	$23,624	$30,976
Loans held for investment	2,059,710	2,111,797
Total loans	$2,083,334	$2,142,773
Total assets	$2,685,084	$2,737,260
ACL on loans held for investment	$23,126	$23,023
ACL to loans held for investment	1.12%	1.09%
ACL to nonaccrual loans	103.83%	100.29%
ACL to nonperforming loans	92.95%	90.49%
Nonaccrual loans to loans held for investment	1.08%	1.09%
Nonperforming loans to loans held for investment	1.19%	1.20%
Nonperforming loans to total assets	0.93%	0.93%
Nonperforming assets to total assets	0.94%	0.94%

(1) Included in other assets on the consolidated balance sheets.

The 3 basis point increase in the ratio of ACL to loans held for investment in the first quarter of 2025 was primarily attributable to marginal changes to certain qualitative risk factors.

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

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale ("AFS") may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s AFS investment securities portfolio was $325.4 million as of March 31, 2025, an increase of $13.4 million from $312.0 million at December 31, 2024, of which $12.4 million was due to the purchase of securities in the first quarter of 2025. As a result of elevated market interest rates, the Company’s portfolio of AFS securities had an unrealized loss of approximately $50.3 million as of March 31, 2025, approximately 44.1% of which was related to securities backed by U.S. government agencies.

As of March 31, 2025 and December 31, 2024, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading ratings agency. Investment grade securities are judged to have a low risk of default, to be of the best quality and carry the smallest degree of investment risk. At March 31, 2025 and December 31, 2024, securities with a fair value of $174.5 million and $268.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the Federal Home Loan Bank of Atlanta ("FHLB"). As of March 31, 2025 and December 31, 2024, the Company had pledged securities with a fair value of $0 and $16.3 million, respectively, as collateral for the Federal Reserve Bank of Richmond ("FRB") Discount Window. The decline in pledged securities as of March 31, 2025 from December 31, 2024 at both FHLB and FRB reflects the release of securities held as collateral.

The Company reviews its AFS investment securities portfolio for potential credit losses at least quarterly. AFS investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. No ACL has been recognized for AFS securities as of both March 31, 2025 and December 31, 2024.

Restricted equity investments consisted of stock in the FHLB (carrying basis $9.1 million and $9.4 million at March 31, 2025 and December 31, 2024, respectively), FRB stock (carrying value of $9.2 million and $9.4 million at March 31, 2025 and December 31, 2024, respectively), and stock in the Company’s correspondent bank (carrying value of $468 thousand at both March 31, 2025 and December 31, 2024). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.7 million and $4.8 million as of March 31, 2025 and December 31, 2024, respectively.

The Company also holds investments in early-stage focused investment funds and low-income housing partnerships, which totaled $20.4 million and $19.4 million as of March 31, 2025 and December 31, 2024, respectively, and are reported in other investments on the consolidated balance sheets.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$—	—	$—	—	$14,857	2.22%	$193,237	2.26%	$208,094
U. S. Treasury and agencies	1	—	35,210	1.14%	38,605	2.14%	5,265	1.91%	79,081
State and municipal	600	4.44%	9,694	2.33%	32,416	2.10%	7,363	2.58%	50,073
Corporate bonds	—	—	10,375	7.37%	27,589	4.42%	500	4.00%	38,464
Total	$601		$55,279		$113,467		$206,365		$375,712

Deposits. The principal sources of funds for the Company are deposits, including transaction accounts (demand deposits and money market accounts), time deposits, and savings accounts, of customers in the Company’s primary geographic market area. Such customers provide the Bank a source of fee income and cross-marketing opportunities and are generally a lower cost source of funding for the Bank.

In prior years, deposits sourced from fintech partnerships (“fintech-related deposits”), inclusive of fintech BaaS deposits, were a significant source of deposits for the Company. Prior to 2024, deposits sourced from fintech BaaS providers comprised a significant portion of the Company’s fintech-related deposits. In the fourth quarter of 2024, the Company completed the exit of its fintech BaaS deposit operations and substantially reduced its fintech-related deposit exposure to approximately 1.0% of deposits as of December 31, 2024, consisting of corporate accounts of a few companies in the fintech sector. As of March 31, 2025 and December 31, 2024, fintech-related deposits totaled $14.4 million and $21.3 million, respectively, of which fintech BaaS deposits were $0.2 million for both respective periods.

Brokered deposit balances are sourced through intermediaries and are an unsecured source of funding for the Bank. Brokered deposits were added throughout 2023 and early 2024 to enhance liquidity in light of financial industry events that began in March 2023 and in anticipation of the exit of the Company's fintech BaaS deposit operations. Brokered deposits represented approximately 15.9% and 18.5% of total deposits as of March 31, 2025 and December 31, 2024, respectively, and were all time deposits at March 31, 2025. The Bank has a liquidity management program, with oversight of the Bank’s asset and liability committee (the “ALCO”), that sets forth guidelines for the desired maximum level of brokered deposits, which is 20.0% of total deposits. As noted, the Company issued brokered deposits as part of its liquidity management plan, and as a result, the Company's brokered deposit levels have approximated the high-end of the guideline. In recent quarters, the Company has reduced levels of brokered deposits and expects to continue to reduce levels in future periods to a level of 10.0% or less of total deposits. As certain brokered deposits have multiple-year terms, the Company expects brokered deposits to be a funding source for several years.

Total deposits decreased $50.0 million from $2.18 billion as of December 31, 2024 to $2.13 billion as of March 31, 2025, as:

•
Deposits, excluding fintech-related and brokered deposits, increased $20.4 million from approximately $1.76 billion as of December 31, 2024 to approximately $1.78 billion as of March 31, 2025;
•
Brokered deposits decreased $63.4 million from approximately $402.5 million, or 18.5% of total deposits, as of December 31, 2024 to approximately $339.1 million, or 15.9% of total deposits, as of March 31, 2025; and
•
Fintech-related deposits decreased $7.0 million from approximately $21.3 million as of December 31, 2024 to approximately $14.4 million as of March 31, 2025. Of the decline, fintech BaaS deposits decreased $35 thousand from December 31, 2024.

Estimated uninsured deposits totaled approximately $431.2 million as of March 31, 2025, or 19.8% of total deposits, compared to $399.3 million, or 18.0% of total deposits, as of December 31, 2024.

The following table presents a summary of average deposits and the weighted average rate paid for the periods stated.

	March 31, 2025		March 31, 2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$458,157	—	$515,486	—
Interest-bearing:
Demand	239,001	0.69%	582,648	2.52%
Savings	101,671	3.89%	115,098	4.98%
Money market	379,362	2.06%	414,314	2.48%
Time	989,486	4.38%	970,952	4.46%
Total interest-bearing	1,709,520		2,083,012
Total average deposits	$2,167,677		$2,598,498

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Maturing in:
3 months or less	$38,107	$38,758
Over 3 months through 6 months	44,246	33,845
Over 6 months through 12 months	42,714	60,308
Over 12 months	26,598	31,117
	$151,665	$164,028

Borrowings. The Company uses short-term and long-term borrowings from various sources, including FHLB advances and FRB advances, to fund assets and operations. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	March 31, 2025
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$150,000	$150,000	3.82%

	December 31, 2024
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$280,000	$213,003	4.27%
FRB borrowings	—	65,000	23,087	4.68%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying pledged loans in the Company’s residential, multi-family, and commercial real estate mortgage loan portfolios, as well as selected investment portfolio securities. FRB advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans, as well as selected investment portfolio securities. Total borrowings were $150.0 million as of both March 31, 2025 and December 31, 2024.

Subordinated notes, net, totaled $39.8 million as of both March 31, 2025 and December 31, 2024. The Company's subordinated notes are comprised of a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”) and a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”). The fixed rates on the 2029 Notes transitioned and the 2030 note will transition to variable rates based on the Secured Overnight Funding Rate ("SOFR") roughly five years from issue date. The 2029 Notes can be paid off in whole or in part without penalty at any time and the 2030 Note can be paid off in whole or in part, without penalty, at any time after its initial reset date. Due to the Consent Order, the Company must obtain approval to redeem its subordinated notes. Subsequent to March 31, 2025, the Company received regulatory non-objection to redeem a significant portion of its subordinated debt, which the Company expects will save more than $2 million in interest expense annually.

The 2029 Notes bore interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. On October 15, 2024, the rate on the 2029 Notes began to reset quarterly to the current three-month CME Term SOFR interest rate, which was 4.65%, plus 433.5 basis points at initial reset. As of March 31, 2025, the 2029 Notes bore an annual interest rate of 8.64%. For the three months ended March 31, 2025 and 2024, the effective interest rate on the 2029 Notes was 8.05% and 5.22%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

The 2030 Note bears an interest rate of 6.0% per annum until June 1, 2025, at which date the rate will reset quarterly to the current three-month CME Term SOFR interest rate plus 587 basis points. Interest on the 2030 Note is payable semi-annually in arrears. For the three months ended March 31, 2025 and 2024, the effective interest rate on the 2030 Note was 6.31% and 6.32%, respectively. Subsequent to March 31, 2025, the Company provided a notice of redemption to the holder of the 2030 Note to redeem the note at its initial redemption date, June 1, 2025.

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

Deposits are the primary source of the Company’s liquidity. Cash flows from amortizing or maturing assets also provide funding to meet the liquidity needs of the Company. Deposits are sourced from the Bank’s customers and, as needed, through brokered deposit markets. The brokered deposit markets are accessed through brokers or through the IntraFi Network (“IntraFi”), of which the Bank is a member. IntraFi facilitates the Bank attaining brokered deposits via an on-line marketplace. The Bank also utilizes IntraFi's reciprocal deposit services to offer its high-value customers access to Federal Deposit Insurance Corporation ("FDIC") insurance through IntraFi's network of banks.

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

The following table presents information on the available sources of liquidity as of the date stated.

(Dollars in thousands)	Capacity	Less: Outstanding Borrowings		Available Balance
Cash and due from banks				$170,465
Fed funds sold				1,725
Unpledged securities available for sale				150,874
Total				$323,064
Borrowings
FHLB	$588,470	$201,160	(1)	$387,310
FRB	68,460	—		68,460
Unsecured line of credit	10,000	—		10,000
Total	$666,930	$201,160		$465,770
Available liquidity as of March 31, 2025				$788,834

(1) Outstanding borrowings are comprised of advances of $150.0 million and letters of credit totaling $51.2 million, of which $50.0 million served as collateral for public deposits with the Treasury Board of the Commonwealth of Virginia.

Uninsured deposits at March 31, 2025 were $431.2 million or 19.8% of total deposits. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could more than satisfy the demand with cash on-hand and FHLB borrowing capacity.

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

The Consent Order requires the Bank to achieve and maintain minimum capital requirements that are higher than those required for capital adequacy purposes. Specifically, the Bank is required to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%. As of March 31, 2025 and December 31, 2024, the Bank met these minimum capital ratios. Until the Bank has been released from the Consent Order, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

Because the Bank may not be deemed to be “well capitalized” while subject to the Consent Order, it could be required to pay higher insurance premiums to the FDIC, obtain approval prior to acquiring branches or opening new lines of business, and be subject to increased regulatory scrutiny such as limitations on asset growth.

The Company adopted ASC 326, Financial Instruments - Credit Losses (referred to herein as "current expected credit losses" or "CECL") effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment at adoption to retained earnings (“CECL Transitional Amount”) over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital is 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank with the corresponding capital amounts for both the leverage ratio and the total capital ratio as of both March 31, 2025 and December 31, 2024. The CECL Transitional Amount was $8.1 million, of which $6.1 million and $4.1 million reduced the regulatory capital amounts and capital ratios as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$360,244	17.93%	$210,943	10.50%	$200,898	10.00%	$261,167	13.00%
Blue Ridge Bankshares, Inc.	$421,913	20.83%	$162,048	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,061	16.88%	$170,763	8.50%	$160,718	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$365,857	18.06%	$121,536	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,061	16.88%	$140,628	7.00%	$130,583	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$365,857	18.06%	$91,152	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$339,061	12.33%	$110,013	4.00%	$137,517	5.00%	$275,033	10.00%
Blue Ridge Bankshares, Inc.	$365,857	13.23%	$110,641	4.00%	n/a	n/a	n/a	n/a

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$358,848	17.26%	$218,260	10.50%	$207,866	10.00%	$270,226	13.00%
Blue Ridge Bankshares, Inc.	$414,284	19.79%	$167,444	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$176,687	8.50%	$166,293	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$125,583	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$145,507	7.00%	$135,113	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$94,187	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$340,386	11.80%	$115,364	4.00%	$144,204	5.00%	$288,409	10.00%
Blue Ridge Bankshares, Inc.	$360,933	12.43%	$116,169	4.00%	n/a	n/a	n/a	n/a

Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. As of March 31, 2025 and December 31, 2024, the Company had outstanding loan commitments of $274.3 million and $283.2 million, respectively. Of these amounts, $110.6 million and $108.4 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2025 and December 31, 2024, commitments under outstanding financial stand-by letters of credit totaled $11.3 million and $12.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

No provision for credit losses was reported for the quarter ended March 31, 2025 compared to a recovery of credit losses of $1.0 million for the quarter ending March 31, 2024, which was primarily attributable to lower unfunded loan commitments. As of both March 31, 2025 and December 31, 2024, the reserve for unfunded commitments was $0.9 million and is included in other liabilities on the consolidated balance sheets.

As part of the sale of substantially all of its MSR portfolio in 2024, the Company recorded a reserve for estimated putbacks, transition costs, and unearned sales proceeds. The putbacks relate to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, all of which are subject to term limits per the respective sales agreements. The reserve for unearned sales proceeds relates to the Company providing certain documentation to the buyers. As of March 31, 2025 and December 31, 2024, the reserve was $1.7 million and $1.8 million, respectively, and was included in the loss on sale of MSR assets and other liabilities on the consolidated statement of operations and consolidated balance sheet, respectively.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At March 31, 2025, the Company had future commitments outstanding totaling $6.2 million related to these investments.

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

	March 31, 2025
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$2,706	3.1%	$6,546	6.9%
+300 basis points	2,976	3.4%	5,883	6.2%
+200 basis points	2,662	3.1%	4,693	4.9%
+100 basis points	1,698	2.0%	2,825	3.0%
Base case
-100 basis points	(2,919)	(3.4%)	(4,491)	(4.7%)
-200 basis points	(6,458)	(7.4%)	(10,299)	(10.9%)
-300 basis points	(9,622)	(11.1%)	(15,735)	(16.6%)
-400 basis points	(12,409)	(14.3%)	(20,650)	(21.8%)

	December 31, 2024
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$3,288	3.8%	$6,628	6.7%
+300 basis points	3,347	3.8%	5,842	5.9%
+200 basis points	2,877	3.3%	4,610	4.7%
+100 basis points	1,798	2.1%	2,751	2.8%
Base case
-100 basis points	(2,978)	(3.4%)	(4,205)	(4.3%)
-200 basis points	(6,468)	(7.4%)	(9,650)	(9.8%)
-300 basis points	(9,831)	(11.2%)	(15,174)	(15.4%)
-400 basis points	(12,664)	(14.5%)	(19,666)	(20.0%)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

For information regarding legal proceedings in which the Company is involved, please see Note 11 to the unaudited consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the 2024 Form 10-K. Additional risks not presently known to the Company, or that are currently deemed immaterial, may also adversely affect the Company's business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: May 7, 2025	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer