Form 10-Q
period 2025-06-30
BLUE RIDGE BANKSHARES, INC.
filed 2025-08-06
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 92,125,959 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	June 30, 2025	December 31, 2024 (1)
ASSETS
Cash and due from banks	$131,199	$173,533
Restricted cash	—	2,459
Federal funds sold	628	838
Securities available for sale, at fair value	327,958	312,035
Restricted equity investments	18,925	19,275
Other equity investments	4,641	4,834
Other investments	20,938	19,405
Loans held for sale	12,380	30,976
Loans held for investment, net of deferred fees and costs	1,978,585	2,111,797
Less: allowance for credit losses	(21,974)	(23,023)
Loans held for investment, net	1,956,611	2,088,774
Accrued interest receivable	11,711	12,537
Premises and equipment, net	20,718	21,394
Right-of-use asset	7,270	7,962
Other intangible assets	3,230	3,859
Deferred tax asset, net	26,157	27,312
Other assets	13,073	12,067
Total assets	$2,555,439	$2,737,260
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$432,939	$452,690
Interest-bearing demand and money market	624,108	598,875
Savings	101,560	100,857
Time	851,659	1,027,020
Total deposits	2,010,266	2,179,442
FHLB borrowings	150,000	150,000
Subordinated notes, net	24,928	39,789
Lease liabilities	7,969	8,613
Other liabilities	18,011	31,628
Total liabilities	2,211,174	2,409,472
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, no par value; 150,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; and 92,174,530 and 84,972,610 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	334,634	322,791
Additional paid-in capital	29,687	29,687
Retained earnings	18,634	17,772
Accumulated other comprehensive loss, net of tax	(38,690)	(42,462)
Total stockholders’ equity	344,265	327,788
Total liabilities and stockholders’ equity	$2,555,439	$2,737,260
(1)
Derived from audited December 31, 2024 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
INTEREST INCOME
Interest and fees on loans	$30,730	$36,196	$61,884	$74,542
Interest on securities, deposit accounts, and federal funds sold	4,006	4,435	8,202	8,620
Total interest income	34,736	40,631	70,086	83,162
INTEREST EXPENSE
Interest on deposits	12,802	17,272	26,994	35,757
Interest on subordinated notes	646	552	1,382	1,112
Interest on FHLB and FRB borrowings	1,447	2,722	2,879	5,859
Total interest expense	14,895	20,546	31,255	42,728
Net interest income	19,841	20,085	38,831	40,434
(Recovery of) provision for credit losses - loans	(700)	3,600	(700)	3,600
Recovery of credit losses - unfunded commitments	—	(500)	—	(1,500)
Total (recovery of) provision for credit losses	(700)	3,100	(700)	2,100
Net interest income after (recovery of) provision for credit losses	20,541	16,985	39,531	38,334
NONINTEREST INCOME
Fair value adjustments of other equity investments	(82)	(8,537)	(155)	(8,544)
Residential mortgage banking income	312	3,090	1,268	5,754
Mortgage servicing rights ("MSRs")	(139)	2,019	(137)	2,748
Wealth and trust management	409	623	863	1,143
Service charges on deposit accounts	721	386	1,178	747
Increase in cash surrender value of bank owned life insurance	8	333	16	670
Bank and purchase card, net	626	513	1,193	755
Other	1,389	1,845	2,090	4,787
Total noninterest income	3,244	272	6,316	8,060
NONINTEREST EXPENSE
Salaries and employee benefits	13,000	14,932	25,610	30,977
Occupancy and equipment	1,129	1,303	2,510	2,827
Technology and communication	2,565	2,332	5,349	4,611
Legal and regulatory filings	395	363	834	810
Advertising and marketing	128	183	319	480
Audit fees	459	295	1,037	1,450
FDIC insurance	1,027	1,817	2,124	3,194
Intangible amortization	234	276	478	563
Other contractual services	433	1,857	1,028	3,665
Other taxes and assessments	955	588	1,876	1,531
Regulatory remediation	—	1,397	—	4,041
Other	1,684	3,965	3,795	7,596
Total noninterest expense	22,009	29,308	44,960	61,745
Income (loss) before income tax expense	1,776	(12,051)	887	(15,351)
Income tax expense (benefit)	480	(616)	25	(1,023)
Net income (loss)	$1,296	$(11,435)	$862	$(14,328)
Dividends on preferred stock	—	150	—	150
Net income (loss) attributable to common shareholders	$1,296	$(11,585)	$862	$(14,478)
Basic and diluted income (loss) per common share	$0.01	$(0.47)	$0.01	$(0.66)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$1,296	$(11,435)	$862	$(14,328)
Other comprehensive income (loss):
Gross unrealized (losses) gains on securities available for sale arising during the period	(41)	3,941	5,182	1,012
Deferred income tax benefit (expense)	7	(862)	(1,410)	(491)
Reclassification of net loss on securities available for sale included in net income	—	67	—	67
Deferred income tax benefit	—	(15)	—	(15)
Other comprehensive (loss) income, net of tax	(34)	3,131	3,772	573
Comprehensive net income (loss)	$1,262	$(8,304)	$4,634	$(13,755)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the six months ended June 30, 2025
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	84,972,610	$322,791	$29,687	$17,772	$(42,462)	$327,788
Net income	—	—	—	862	—	862
Other comprehensive income	—	—	—	—	3,772	3,772
Exercise of warrants to purchase common stock	3,778,000	9,445	—	—	—	9,445
Restricted stock awards, net of forfeitures	3,423,920	2,398	—	—	—	2,398
Balance at end of period	92,174,530	$334,634	$29,687	$18,634	$(38,690)	$344,265

	For the three months ended June 30, 2025
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	87,777,849	$329,920	$29,687	$17,338	$(38,656)	$338,289
Net income	—	—	—	1,296	—	1,296
Other comprehensive income	—	—	—	—	(34)	(34)
Exercise of warrants to purchase common stock	1,016,000	2,540	—	—	—	2,540
Restricted stock awards, net of forfeitures	3,380,681	2,174	—	—	—	2,174
Balance at end of period	92,174,530	$334,634	$29,687	$18,634	$(38,690)	$344,265

	For the six months ended June 30, 2024
(Dollars in thousands)	Shares of Common Stock	Shares of Series C Preferred Stock	Common Stock	Series C Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	19,198,379	—	$197,636	$—	$252	$33,157	$(45,056)	$185,989
Net loss	—	—	—	—	—	(14,328)	—	(14,328)
Other comprehensive income	—	—	—	—	—	—	573	573
Issuance of stock and warrants from Private Placements, net of issuance costs	53,922,000	2,732	102,434	137	49,903	—	—	152,474
Restricted stock awards, net of forfeitures	383,268	—	906	—	—	—	—	906
Balance at end of period	73,503,647	2,732	$300,976	$137	$50,155	$18,829	$(44,483)	$325,614

	For the three months ended June 30, 2024
(Dollars in thousands)	Shares of Common Stock	Shares of Series C Preferred Stock	Common Stock	Series C Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	19,584,040	—	$198,004	$—	$252	$30,264	$(47,614)	$180,906
Net loss	—	—	—	—	—	(11,435)	—	(11,435)
Other comprehensive income	—	—	—	—	—	—	3,131	3,131
Issuance of stock and warrants from Private Placements, net of issuance costs	53,922,000	2,732	102,434	137	49,903	—	—	152,474
Restricted stock awards, net of forfeitures	(2,393)	—	538	—	—	—	—	538
Balance at end of period	73,503,647	2,732	$300,976	$137	$50,155	$18,829	$(44,483)	$325,614

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Cash Flows From Operating Activities
Net income (loss)	$862	$(14,328)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	703	811
Deferred income tax expense	1,408	505
(Recovery of ) provision for credit losses - loans	(700)	3,600
Recovery of credit losses - unfunded commitments	—	(1,500)
Accretion of fair value adjustments on acquired loans, time deposits, and subordinated notes	(845)	(831)
Fair value adjustments of other equity investments	155	8,544
Net adjustments attributable to mortgage servicing rights	137	(2,748)
Increase in cash surrender value of bank owned life insurance	(16)	(670)
Proceeds from sale of mortgage loans held for sale	42,075	132,141
Mortgage loans held for sale, originated	(34,316)	(131,359)
Gain on sale of mortgage loans	(541)	(616)
Proceeds from sale of guaranteed government loans held for sale	—	1,616
Guaranteed government loans held for sale, originated	—	(293)
Gain on sale of guaranteed government loans	—	(102)
Loss (gain) on disposal of premises and equipment, other investments, other assets, and other real estate owned	250	(257)
Investment amortization expense, net	145	276
Amortization of subordinated debt issuance costs	188	17
Intangible amortization	478	563
Decrease in accrued interest receivable	826	795
Decrease in other assets	10,809	1,784
Decrease other liabilities	(14,550)	(10,281)
Cash provided by (used in) operating activities	7,068	(12,333)
Cash Flows From Investing Activities
Purchase of securities available for sale	(21,174)	—
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	10,643	14,457
Net decrease (increase) in federal funds sold	210	(768)
Proceeds from sale of other investments, other assets, MSRs, and other real estate owned	395	11,570
Capital calls of SBIC funds and other investments	(1,544)	(2,161)
Nonincome distributions from limited liability companies	53	482
Net decrease in loans held for investment	133,821	151,406
Proceeds from surrender of bank owned life insurance policies	212	6,677
Net change in restricted equity and other investments	346	(100)
Purchase of premises and equipment	(152)	(209)
Cash provided by investing activities	122,810	181,354
Cash Flows From Financing Activities
Net increase (decrease) in demand, savings, and other interest-bearing deposits	6,185	(327,090)
Net (decrease) increase in time deposits	(175,301)	87,075
FHLB advances	—	586,000
FHLB repayments	—	(593,100)
FRB repayments	—	(65,000)
Subordinated note repayments	(15,000)	—
Proceeds from Private Placements, net of issuance costs	—	152,474
Exercises of warrants to purchase common stock	9,445	—
Cash used in financing activities	(174,671)	(159,641)
Net (decrease) increase in cash and due from banks	(44,793)	9,380
Cash and due from banks and restricted cash at beginning of period	175,992	121,151
Cash and due from banks and restricted cash at end of period	$131,199	$130,531
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$33,155	$43,425
Income taxes	$2,160	$6
Non-cash investing and financing activities:
Loans held for investment transferred to other non-real estate owned	$222	$—
Unrealized gains on securities available for sale	$5,537	$1,012
Restricted stock awards, net of forfeitures	$2,398	$906

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

Sale of Mortgage Division

On March 27, 2025, the Company completed the previously announced sale of its mortgage division operating as Monarch Mortgage. The sale included the transfer of certain assets and leases and resulted in a $0.2 million loss, reported in other noninterest income. As of June 30, 2025, the Company had closed, funded, and sold the loans that were in process at the time of the sale.

This transaction did not meet the criteria for classification as a discontinued operation under Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements – Discontinued Operations, and is therefore reported within continuing operations as of and for all periods stated herein.

Private Placements

In the second quarter of 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $161.6 million (collectively, the "Private Placements"). In June 2024, the Company’s shareholders approved an amendment to the Company's articles of incorporation authorizing the issuance of additional shares of common stock, thus enabling the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. The conversion occurred on June 28, 2024 and November 7, 2024. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.1 million. The Private Placements also included the issuance of warrants to purchase common stock at $2.50 per share.

The table below presents information pertaining to warrants to purchase the Company’s common stock as of and for the period stated.

	As of and for the six months ended June 30, 2025
	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Warrants outstanding at beginning of period	29,027,999	2,424,000	31,451,999
Warrants exercised during the period (1)	(3,778,000)	—	(3,778,000)
Warrants outstanding at end of period	25,249,999	2,424,000	27,673,999
Remaining exercise term (years)	3.76	3.95

(1) 1,016,000 warrants were exercised during the three months ended June 30, 2025.

Regulatory Matters

The Bank entered into a consent order with the Office of the Comptroller of the Currency (the "OCC") on January 24, 2024 (the "Consent Order"), which generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. As of June 30, 2025 and December 31, 2024, the Bank’s capital ratios exceeded these minimum capital ratios. The Company believes it has made significant progress towards meeting the requirements of the Consent Order. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.9 and 10.10, respectively, to the 2024 Form 10-K.

Recent Accounting Pronouncements (Issued But Not Adopted)

Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09–Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU requires prospective application by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or alternately applying the amendments retrospectively by providing the revised disclosures for all periods presented. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements, but it will result in expanded income tax-related disclosures beginning with its 2025 Form 10-K.

Improvements to Expense Disaggregation Disclosures. In January 2025, the FASB issued ASU 2025-01–Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amended the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements, but it will result in expanded income statement expense disaggregation disclosures beginning with its financial statements for the year ending December 31, 2027.

Note 2 – Investment Securities and Other Investments

Investment securities classified as available for sale ("AFS") are carried at fair value in the consolidated balance sheets. The following tables present amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated.

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$211,685	$97	$(33,170)	$178,612
U.S. Treasury and agencies	79,082	—	(8,094)	70,988
State and municipal	49,763	—	(6,396)	43,367
Corporate bonds	37,425	43	(2,477)	34,991
Total investment securities	$377,955	$140	$(50,137)	$327,958

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$199,453	$—	$(35,015)	$164,438
U.S. Treasury and agencies	79,430	—	(9,975)	69,455
State and municipal	50,233	—	(7,296)	42,937
Corporate bonds	38,453	—	(3,248)	35,205
Total investment securities	$367,569	$—	$(55,534)	$312,035

As of June 30, 2025 and December 31, 2024, securities with a fair value of $177.0 million and $268.9 million, respectively, were pledged to secure the Bank’s borrowings facility with the Federal Home Loan Bank of Atlanta ("FHLB").

As of June 30, 2025 and December 31, 2024, securities with fair values of $0 and $16.3 million, respectively, were pledged to secure borrowing capacity with the Federal Reserve Bank of Richmond ("FRB") Discount Window, of which there were no outstanding advances as of either date.

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,146	$3,079
Due after one year through five years	61,242	57,450
Due after five years through ten years	103,510	91,549
Due after ten years	210,057	175,880
Total	$377,955	$327,958

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position as of the dates stated totaling $18.1 million and $1.1 million, as of June 30, 2025 and December 31, 2024, respectively.

		June 30, 2025
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	88	$17,874	$(55)	$147,641	$(33,115)	$165,515	$(33,170)
U.S. Treasury and agencies	29	—	—	70,987	(8,094)	70,987	(8,094)
State and municipal	67	1,286	(7)	41,221	(6,389)	42,507	(6,396)
Corporate bonds	37	—	—	30,847	(2,477)	30,847	(2,477)
Total	221	$19,160	$(62)	$290,696	$(50,075)	$309,856	$(50,137)

		December 31, 2024
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	85	$11,637	$(107)	$152,802	$(34,908)	$164,439	$(35,015)
U.S. Treasury and agencies	29	—	—	69,453	(9,975)	69,453	(9,975)
State and municipal	70	2,040	(42)	40,531	(7,254)	42,571	(7,296)
Corporate bonds	42	3,803	(21)	30,653	(3,227)	34,456	(3,248)
Total	226	$17,480	$(170)	$293,439	$(55,364)	$310,919	$(55,534)

At June 30, 2025 and December 31, 2024, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $27.3 million and $29.3 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies that are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues and resulted in no identifiable credit losses. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses ("ACL") for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

Restricted equity investments consisted of stock in the FHLB (carrying value of $9.1 million and $9.4 million as of June 30, 2025 and December 31, 2024, respectively), FRB stock (carrying value of $9.3 million and $9.4 million at June 30, 2025 and December 31, 2024, respectively), and stock in the Company’s correspondent bank (carrying value of $0.5 million at both June 30, 2025 and December 31, 2024). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.6 million and $4.8 million as of June 30, 2025 and December 31, 2024, respectively.

The Company also holds other investments, primarily in early-stage focused investment funds, which totaled $20.9 million and $19.4 million as of June 30, 2025 and December 31, 2024, respectively, and are reported in other investments on the consolidated balance sheets.

Note 3 – Loans and ACL

The following table presents the amortized cost of loans held for investment as of the dates stated.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$323,976	$354,904
Real estate – construction, commercial	78,476	114,491
Real estate – construction, residential	52,031	51,807
Real estate – commercial	810,978	847,842
Real estate – residential	671,317	692,253
Real estate – farmland	4,723	5,520
Consumer	36,237	43,938
Gross loans held for investment	1,977,738	2,110,755
Deferred costs, net of loan fees	847	1,042
Total	$1,978,585	$2,111,797

The Company has pledged certain commercial and residential mortgage loans as collateral for borrowings with the FHLB. Loans totaling $749.7 million and $797.7 million were pledged with the FHLB as of June 30, 2025 and December 31, 2024, respectively. Additionally, the Company has pledged certain construction, and commercial and industrial loans totaling $75.1 million and $91.6 million as of June 30, 2025 and December 31, 2024, respectively, as collateral for borrowings with the FRB Discount Window.

The following tables present the aging of the recorded investment of loans held for investment by loan category as of the dates stated.

	June 30, 2025
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$311,082	$1,049	$1,042	$1,643	$9,160	$323,976
Real estate – construction, commercial	78,476	—	—	—	—	78,476
Real estate – construction, residential	51,877	154	—	—	—	52,031
Real estate – commercial	803,361	511	3,073	—	4,033	810,978
Real estate – residential	659,398	930	2,745	—	8,244	671,317
Real estate – farmland	4,723	—	—	—	—	4,723
Consumer	34,051	1,078	201	238	669	36,237
Deferred costs, net of loan fees	847	—	—	—	—	847
Total	$1,943,815	$3,722	$7,061	$1,881	$22,106	$1,978,585

	December 31, 2024
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$339,893	$1,335	$1,232	$2,259	$10,185	$354,904
Real estate – construction, commercial	114,238	—	33	—	220	114,491
Real estate – construction, residential	51,807	—	—	—	—	51,807
Real estate – commercial	842,982	625	—	—	4,235	847,842
Real estate – residential	680,406	3,874	476	—	7,497	692,253
Real estate – farmland	5,520	—	—	—	—	5,520
Consumer	41,295	1,296	300	227	820	43,938
Deferred costs, net of loan fees	1,042	—	—	—	—	1,042
Total	$2,077,183	$7,130	$2,041	$2,486	$22,957	$2,111,797

The following tables present the recorded investment of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	June 30, 2025
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$353	$8,807	$9,160
Real estate – commercial	1,125	2,908	4,033
Real estate – residential	1,607	6,637	8,244
Consumer	—	669	669
Total	$3,085	$19,021	$22,106

	December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$778	$9,407	$10,185
Real estate – construction, commercial	—	220	220
Real estate – commercial	—	4,235	4,235
Real estate – residential	1,669	5,828	7,497
Consumer	—	820	820
Total	$2,447	$20,510	$22,957

The Company recognized $30 thousand and $148 thousand of interest income on nonaccrual loans during the three and six months ended June 30, 2025, respectively, compared to $122 thousand and $187 thousand for the same respective periods in 2024.

The following table presents accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Commercial and industrial	$6	$267	$58	$324
Real estate – construction, commercial	—	—	—	25
Real estate – commercial	2	14	2	65
Real estate – residential	65	44	67	54
Consumer	4	3	7	8
Total	$77	$328	$134	$476

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

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of June 30, 2025. There were no loans classified as loss (risk grade 9) as of the same date. Also presented are current period gross charge-offs by loan type for the six months ended June 30, 2025.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$5,579	$10,041	$11,821	$50,243	$11,492	$26,355	$99,294	$214,825
Risk Grades 5 - 6	200	368	23,881	36,538	5,792	5,512	10,722	83,013
Risk Grade 7	—	303	3,036	5,972	12,964	1,849	1,947	26,071
Risk Grade 8	—	—	—	—	67	—	—	67
Total	5,779	10,712	38,738	92,753	30,315	33,716	111,963	323,976
Current period gross charge-offs	—	369	30	4,103	—	109	50	4,661

Real estate – construction, commercial
Risk Grades 1 - 4	1,504	6,608	2,641	43,841	4,709	6,813	56	66,172
Risk Grades 5 - 6	169	—	1,082	—	700	10,224	—	12,175
Risk Grade 7	—	—	114	—	15	—	—	129
Total	1,673	6,608	3,837	43,841	5,424	17,037	56	78,476
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – construction, residential
Risk Grades 1 - 4	14,826	11,275	1,183	394	—	53	683	28,414
Risk Grades 5 - 6	540	—	—	3,187	19,423	—	—	23,150
Risk Grade 7	—	—	—	467	—	—	—	467
Total	15,366	11,275	1,183	4,048	19,423	53	683	52,031
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – commercial
Risk Grades 1 - 4	10,255	4,603	34,844	190,611	112,137	252,503	18,229	623,182
Risk Grades 5 - 6	—	522	3,381	82,100	8,494	47,189	4,383	146,069
Risk Grade 7	—	1,560	—	26,928	10,029	1,871	—	40,388
Risk Grade 8	—	—	—	—	1,339	—	—	1,339
Total	10,255	6,685	38,225	299,639	131,999	301,563	22,612	810,978
Current period gross charge-offs	—	—	—	—	—	63	—	63

Real estate – residential
Risk Grades 1 - 4	4,221	2,205	69,989	220,306	108,735	191,408	53,931	650,795
Risk Grades 5 - 6	575	456	165	739	974	4,810	227	7,946
Risk Grade 7	141	—	1,200	1,903	2,457	6,319	554	12,574
Risk Grade 8	—	—	—	—	—	1	1	2
Total	4,937	2,661	71,354	222,948	112,166	202,538	54,713	671,317
Current period gross charge-offs	—	—	—	—	—	16	107	123

Real estate – farmland
Risk Grades 1 - 4	—	145	—	993	1,212	1,938	147	4,435
Risk Grades 5 - 6	63	—	129	—	96	—	—	288
Total	63	145	129	993	1,308	1,938	147	4,723
Current period gross charge-offs	—	—	—	—	—	—	—	—

Consumer
Risk Grades 1 - 4	2,078	4,529	13,590	6,832	1,026	785	5,815	34,655
Risk Grades 5 - 6	—	120	190	243	90	32	—	675
Risk Grade 7	—	74	263	365	149	56	—	907
Risk Grade 8	—	—	—	—	—	—	—	—
Total	2,078	4,723	14,043	7,440	1,265	873	5,815	36,237
Current period gross charge-offs	71	347	118	463	28	8	—	1,035

Total Loans
Risk Grades 1 - 4	$38,463	$39,406	$134,068	$513,220	$239,311	$479,855	$178,155	$1,622,478
Risk Grades 5 - 6	1,547	1,466	28,828	122,807	35,569	67,767	15,332	273,316
Risk Grade 7	141	1,937	4,613	35,635	25,614	10,095	2,501	80,536
Risk Grade 8	—	—	—	—	1,406	1	1	1,408
Total	$40,151	$42,809	$167,509	$671,662	$301,900	$557,718	$195,989	$1,977,738
Total current period gross charge-offs	$71	$716	$148	$4,566	$28	$196	$157	$5,882

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of December 31, 2024. There were no loans classified as loss (risk grade 9) as of the same date.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$13,883	$13,559	$64,530	$14,600	$17,405	$15,760	$98,867	$238,604
Risk Grades 5 - 6	672	24,430	37,503	10,201	5,183	979	15,092	94,060
Risk Grade 7	944	2,248	5,173	10,462	562	1,247	1,521	22,157
Risk Grade 8	—	—	—	82	—	1	—	83
Total	15,499	40,237	107,206	35,345	23,150	17,987	115,480	354,904

Real estate – construction, commercial
Risk Grades 1 - 4	6,219	6,277	65,560	7,776	5,405	4,792	399	96,428
Risk Grades 5 - 6	—	1,090	—	7,567	4,770	4,235	—	17,662
Risk Grade 7	—	116	—	24	—	261	—	401
Total	6,219	7,483	65,560	15,367	10,175	9,288	399	114,491

Real estate – construction, residential
Risk Grades 1 - 4	19,574	8,861	7,837	13,971	—	57	990	51,290
Risk Grades 5 - 6	193	—	—	—	—	—	—	193
Risk Grade 7	—	169	155	—	—	—	—	324
Total	19,767	9,030	7,992	13,971	—	57	990	51,807

Real estate – commercial
Risk Grades 1 - 4	4,747	34,698	245,563	118,435	142,211	133,856	21,323	700,833
Risk Grades 5 - 6	535	5,092	64,677	7,002	14,604	23,104	4,184	119,198
Risk Grade 7	1,565	—	9,970	10,380	2,945	1,355	25	26,240
Risk Grade 8	—	—	—	1,379	—	192	—	1,571
Total	6,847	39,790	320,210	137,196	159,760	158,507	25,532	847,842

Real estate – residential
Risk Grades 1 - 4	2,815	66,780	225,159	114,682	64,548	143,002	53,498	670,484
Risk Grades 5 - 6	853	—	2,303	1,295	318	2,378	95	7,242
Risk Grade 7	—	736	2,153	2,113	1,454	5,822	2,249	14,527
Total	3,668	67,516	229,615	118,090	66,320	151,202	55,842	692,253

Real estate – farmland
Risk Grades 1 - 4	147	—	997	1,239	—	2,753	149	5,285
Risk Grades 5 - 6	—	135	—	100	—	—	—	235
Total	147	135	997	1,339	—	2,753	149	5,520

Consumer
Risk Grades 1 - 4	5,944	17,211	8,716	1,650	1,034	486	7,283	42,324
Risk Grades 5 - 6	74	133	225	99	32	3	—	566
Risk Grade 7	87	330	332	184	63	24	28	1,048
Total	6,105	17,674	9,273	1,933	1,129	513	7,311	43,938

Total Loans
Risk Grades 1 - 4	$53,329	$147,386	$618,362	$272,353	$230,603	$300,706	$182,509	$1,805,248
Risk Grades 5 - 6	2,327	30,880	104,708	26,264	24,907	30,699	19,371	239,156
Risk Grade 7	2,596	3,599	17,783	23,163	5,024	8,709	3,823	64,697
Risk Grade 8	—	—	—	1,461	—	193	—	1,654
Total	$58,252	$181,865	$740,853	$323,241	$260,534	$340,307	$205,703	$2,110,755

The following tables present an analysis of the change in the ACL by loan segment for the periods stated.

	For the three months ended June 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,726	$1,992	$552	$5,998	$8,171	$18	$669	$23,126
Provision for (recovery of) credit losses - loans	147	(720)	(154)	(119)	(69)	(3)	218	(700)
Charge-offs	(2,537)	—	—	—	(107)	—	(448)	(3,092)
Recoveries	2,510	—	—	—	6	—	124	2,640
Net charge-offs	(27)	—	—	—	(101)	—	(324)	(452)
ACL, end of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974

	For the three months ended June 30, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,619	$3,596	$919	$9,832	$6,338	$18	$703	$35,025
Provision for (recovery of) credit losses - loans	3,451	(408)	(143)	430	(57)	—	327	3,600
Charge-offs	(11,982)	—	(39)	—	(44)	—	(545)	(12,610)
Recoveries	1,828	—	—	—	3	—	190	2,021
Net charge-offs	(10,154)	—	(39)	—	(41)	—	(355)	(10,589)
ACL, end of period	$6,916	$3,188	$737	$10,262	$6,240	$18	$675	$28,036

	For the six months ended June 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(42)	(785)	(142)	(359)	184	(3)	447	(700)
Charge-offs	(4,661)	—	—	(63)	(123)	—	(1,035)	(5,882)
Recoveries	4,782	—	—	338	7	—	406	5,533
Net recoveries (charge-offs)	121	—	—	275	(116)	—	(629)	(349)
ACL, end of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974

	For the six months ended June 30, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893
Provision for (recovery of) credit losses - loans	3,708	(836)	(318)	333	(18)	3	728	3,600
Charge-offs	(13,939)	—	(39)	—	(44)	—	(1,290)	(15,312)
Recoveries	3,360	—	—	—	16	—	479	3,855
Net charge-offs	(10,579)	—	(39)	—	(28)	—	(811)	(11,457)
ACL, end of period	$6,916	$3,188	$737	$10,262	$6,240	$18	$675	$28,036

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for (recovery of) credit losses for loans held for investment as of and for the three and six months ended June 30, 2025.

Excluded from the ACL as of both June 30, 2025 and December 31, 2024 was $10.0 million and $10.7 million of accrued interest attributable to loans held for investment, respectfully, which is included in accrued interest receivable on the consolidated balance sheet.

The following table presents the amortized cost of collateral-dependent loans that are individually evaluated for credit losses as of the dates stated.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$23,033	$42,723
Real estate – construction, commercial	114	116
Real estate – commercial	41,755	26,994
Real estate – residential	6,378	9,586
Total collateral-dependent loans	$71,280	$79,419

Acquired Loans

As of June 30, 2025 and December 31, 2024, the amortized cost of purchased credit deteriorated ("PCD") loans totaled $39.1 million and $43.8 million, respectively, with an estimated ACL of $0.2 million and $0.3 million, respectively. The remaining non-credit discount on PCD loans was $2.5 million and $3.0 million as of June 30, 2025 and December 31, 2024, respectively.

Troubled Loan Modifications

The Company closely monitors the performance of borrowers experiencing financial difficulty and grants certain loan modifications it would otherwise not consider. The Company refers to such loan modifications as troubled loan modifications ("TLMs").

The following table presents the amortized cost of loans designated as TLMs, categorized by loan type and type of concession granted, for the period stated.

	For the six months ended June 30,
	2025			2024
(Dollars in thousands)	Number of Loans	Recorded Investment	% of Recorded Investment to Gross Loans by Category	Number of Loans	Recorded Investment	% of Recorded Investment to Gross Loans by Category
Combined - term extension and deferral
Commercial and industrial	1	$2,024	0.62%	—	$—	0.00%
Total combined - term extension and deferral	1	$2,024		—	$—

Combined - term extension and interest rate reduction
Commercial and industrial	—	$—		1	$225	0.06%
Total combined - term extension and interest rate reduction	—	$—		1	$225

Interest forgiveness
Real estate – residential	1	$141	0.02%	—	$—	0.00%
Total interest forgiveness	1	$141		—	$—

Total	2	$2,165		1	$225

During the first quarter of 2025, the borrower of a commercial and industrial loan, which has been on nonaccrual status since the second quarter of 2024, was granted an 18-month term extension and principal deferral, extending the loan's maturity to a total of 72 months. Interest-only payments are due through the extended term, with a principal balloon payment due at the revised maturity date of June 2027. Also in the first quarter of 2025, three loans partially charged off in 2024 to a single borrower were refinanced into a single residential mortgage loan, which included the forgiveness of $40 thousand of accrued interest.

For the three months ended June 30, 2025 and 2024, the Company did not grant any new TLMs.

The following tables present an aging analysis of the amortized cost of loans designated as TLMs as of the dates stated.

	June 30, 2025
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$723	$—	$—	$4,451	$5,174
Real estate – construction, residential	—	154	—	—	154
Real estate – commercial	1,761	—	—	2,992	4,753
Real estate – residential	330	—	—	491	821
Consumer loans	—	—	—	8	8
Total modified loans	$2,814	$154	$—	$7,942	$10,910

	December 31, 2024
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$554	$—	$—	$2,745	$3,299
Real estate – construction, residential	155	—	—	—	155
Real estate – commercial	1,773	—	—	2,999	4,772
Real estate – residential	194	—	—	500	694
Consumer loans	—	—	—	10	10
Total modified loans	$2,676	$—	$—	$6,254	$8,930

As of June 30, 2025 and December 31, 2024, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of loans designated as TLMs that were modified in the preceding twelve months and had a payment default during the periods stated.

	As of and for the six months ended June 30,
	2025			2024
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Combined - term extension and deferral
Commercial and industrial	—	$—	0.00%	2	$16,929	4.22%
Total combined - term extension and deferral	—	$—		2	$16,929

Interest forgiveness
Real estate – residential	1	$141	0.02%	—	$—	0.00%
Total interest forgiveness	1	$141		—	$—

Payment deferral 6-9 months
Commercial and industrial	—	$—	0.00%	1	$183	0.05%
Real estate – residential	1	491	0.07%	1	557	0.08%
Total payment deferral	1	$491		2	$740

Total	2	$632		4	$17,669

As of June 30, 2025, nine residential mortgage loans with a total amortized cost of $1.6 million were in the process of foreclosure.

Note 4 – Borrowings

FHLB Borrowings

The Bank has a borrowing facility from the FHLB secured by pledged qualifying commercial and residential mortgage loans and securities. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $150.0 million at both June 30, 2025 and December 31, 2024. The FHLB borrowings required the Bank to hold $9.1 million and $9.4 million of FHLB stock at June 30, 2025 and December 31, 2024, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At both June 30, 2025 and December 31, 2024, the Bank also had letters of credit outstanding with the FHLB in the amount of $51.2 million, of which $50.0 million was for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB. At June 30, 2025 and December 31, 2024, the secured facility totaled $583.3 million and $696.0 million, respectively, based on pledged collateral. Available balances on the FHLB credit facility were $382.2 million and $494.9 million as of June 30, 2025 and December 31, 2024, respectively. The decline in the secured capacity of the FHLB credit facility as of June 30, 2025 from the prior year end was primarily due to the release of securities held as collateral.

The following table presents information regarding FHLB advances outstanding as of both June 30, 2025 and December 31, 2024.

(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed rate credit	$50,000	3/15/2023	4.07%	3/15/2027
Fixed rate credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed rate credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$150,000

At June 30, 2025, 1-4 family residential loans, multi-family residential loans, and commercial real estate loans classified as held for investment with a lendable value of $415.3 million and securities with a lendable value of $168.0 million were pledged for the borrowing facility with the FHLB.

FRB Borrowings

The Company may obtain advances from the FRB through its Discount Window. Advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans. The Company had secured borrowing capacity with the FRB Discount Window of $75.1 million and $105.7 million as of June 30, 2025 and December 31, 2024, respectively, of which the Company had no outstanding advances as of either date.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank available for overnight borrowing, which totaled $10.0 million as of both June 30, 2025 and December 31, 2024. This line bears interest at the prevailing rates for such loans and is cancelable any time by the correspondent bank. As of both June 30, 2025 and December 31, 2024, the Company had no outstanding advances on this secured line.

Subordinated Notes

The Company had $24.9 million and $39.8 million of subordinated notes, net, outstanding as of June 30, 2025 and December 31, 2024, respectively. Prior to June 1, 2025, the Company's subordinated notes had been comprised of a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”) and a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On June 1, 2025, the Company completed the $15.0 million redemption of the 2030 Note. The interest rate on the 2030 Note was 6.0% up to the redemption date. Interest expense on the 2030 Note was $0.2 million for both the three months ended June 30, 2025 and 2024, and $0.4 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.

The 2029 Notes bore interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 15, 2029, or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate plus 433.5 basis points, payable quarterly in arrears. As of June 30, 2025, the 2029 Notes bore an annual interest rate of 8.59%. As of June 30, 2025, the net carrying amount of the 2029 Notes was $24.9 million, inclusive of a $0.4 million purchase accounting adjustment (premium). For the three months ended June 30, 2025 and 2024, the effective interest rate on the 2029 Notes was 7.86% and 5.08%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). For the six months ended June 30, 2025 and 2024, the effective interest rate on the 2029 Notes was 7.96% and 5.15%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

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

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	June 30, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$178,612	$—	$178,612	$—
U.S. Treasury and agencies	70,988	—	70,988	—
State and municipals	43,367	—	43,367	—
Corporate bonds	34,991	—	34,491	500
Total securities available for sale	$327,958	$—	$327,458	$500
Other assets
Mortgage servicing rights assets	$249	$—	$—	$249
Rabbi trust assets	643	643	—	—
Interest rate swap asset	56	—	56	—
Other liabilities
Interest rate swap liability	57	—	57	—

	December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$164,438	$—	$164,438	$—
U.S. Treasury and agencies	69,455	—	69,455	—
State and municipals	42,937	—	42,937	—
Corporate bonds	35,205	—	34,455	750
Total securities available for sale	$312,035	$—	$311,285	$750
Other assets
Mortgage servicing rights assets	$386	$—	$—	$386
Rabbi trust assets	600	600	—	—
Mortgage derivative asset	140	—	140	—
Interest rate swap asset	95	—	95	—
Other liabilities
Interest rate swap liability	$95	$—	$95	$—

As of June 30, 2025 and December 31, 2024, one corporate bond totaling $0.5 million and two corporate bonds totaling $0.8 million, respectively, were reported at their respective amortized cost basis and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments. For the six months ended June 30, 2025, fair value adjustments to MSR assets totaling $0.1 million were recorded.

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	June 30, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,641	$—	$1,635	$3,006
Collateral-dependent loans	3,916	—	—	3,916
Loans held for sale	12,380	—	12,380	—
Other non-real estate owned (1)	222	—	—	222

(1) Included in other assets on the consolidated balance sheets.

	December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,834	$—	$1,828	$3,006
Collateral-dependent loans	6,954	—	—	6,954
Loans held for sale	30,976	—	30,976	—
Other real estate owned ("OREO") (1)	279	—	—	279

(1) Included in other assets on the consolidated balance sheets.

The following tables present quantitative information about Level 3 fair value measurements of assets measured on a nonrecurring basis as of the dates stated.

(Dollars in thousands)	Balance as of June 30, 2025	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	3,916	Selling Costs	5% - 7%
Other non-real estate owned (1)
Discounted cash flows technique	222	Discount Rate	20%

(1) Included in other assets on the consolidated balance sheets.

(Dollars in thousands)	Balance as of December 31, 2024	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	6,954	Selling Costs	7% - 15%
OREO (1)
Discounted sales price technique	279	Selling Costs	7%

(1) Included in other assets on the consolidated balance sheets.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated.

	June 30, 2025
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$131,199	$131,199	$131,199	$—	$—
Federal funds sold	628	628	628	—	—
Securities available for sale	327,958	327,958	—	327,458	500
Restricted equity investments	18,925	18,925	—	18,925	—
Other equity investments	4,641	4,641	—	1,635	3,006
Other investments	20,938	20,938	—	—	20,938
Loans held for sale	12,380	12,380	—	12,380	—
Loans held for investment, net	1,956,611	1,880,118	—	—	1,880,118
Accrued interest receivable	11,711	11,711	—	11,711	—
Bank owned life insurance	887	887	—	887	—
MSR assets	249	249	—	—	249
Financial Liabilities
Noninterest-bearing demand	$432,939	$432,939	$432,939	$—	$—
Interest-bearing demand and money market	624,108	624,108	—	624,108	—
Savings	101,560	101,560	—	101,560	—
Time	851,659	852,616	—	—	852,616
FHLB borrowings	150,000	150,659	—	150,659	—
Subordinated notes, net	24,928	23,996	—	—	23,996

	December 31, 2024
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$173,533	$173,533	$173,533	$—	$—
Restricted cash	2,459	2,459	2,459	—	—
Federal funds sold	838	838	838	—	—
Securities available for sale	312,035	312,035	—	311,285	750
Restricted equity investments	19,275	19,275	—	19,275	—
Other equity investments	4,834	4,834	—	1,828	3,006
Other investments	19,405	19,405	—	—	19,405
Loans held for sale	30,976	30,976	—	30,976	—
Loans held for investment, net	2,088,774	1,998,668	—	—	1,998,668
Accrued interest receivable	12,537	12,537	—	12,537	—
Bank owned life insurance	1,083	1,083	—	1,083	—
MSR assets	386	386	—	—	386
Financial Liabilities
Noninterest-bearing demand	$452,690	$452,690	$452,690	$—	$—
Interest-bearing demand and money market	598,875	598,875	—	598,875	—
Savings	100,857	100,857	—	100,857	—
Time	1,027,020	1,029,199	—	—	1,029,199
FHLB borrowings	150,000	152,782	—	152,782	—
Subordinated notes, net	39,789	38,765	—	—	38,765

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

Pursuant to the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks, banks must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Federal and state banking regulations place certain additional restrictions on dividends paid by the Company.

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

In addition to the foregoing capital requirements, the Bank is subject to minimum capital ratios set forth in the Consent Order that are higher than those required for capital adequacy purposes generally. The Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of June 30, 2025 and December 31, 2024, the Bank met these minimum capital ratios. Until the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

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

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank and the related capital amounts for both the leverage ratio and the total capital ratio. The CECL Transitional Amount was $8.1 million, of which $6.1 million and $4.1 million reduced the regulatory capital amounts and capital ratios as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$361,482	18.90%	$200,823	10.50%	$191,260	10.00%	$248,638	13.00%
Blue Ridge Bankshares, Inc.	$412,164	21.37%	$154,296	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$341,443	17.86%	$162,501	8.50%	$152,942	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$372,097	19.29%	$115,738	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$341,443	17.86%	$133,824	7.00%	$124,265	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$372,097	19.29%	$86,803	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$341,443	12.89%	$105,956	4.00%	$132,445	5.00%	$264,890	10.00%
Blue Ridge Bankshares, Inc.	$372,097	13.93%	$106,848	4.00%	n/a	n/a	n/a	n/a

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$358,848	17.26%	$218,260	10.50%	$207,866	10.00%	$270,226	13.00%
Blue Ridge Bankshares, Inc.	$414,284	19.79%	$167,444	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$176,687	8.50%	$166,293	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$125,583	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$145,507	7.00%	$135,113	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$94,187	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$340,386	11.80%	$115,364	4.00%	$144,204	5.00%	$288,409	10.00%
Blue Ridge Bankshares, Inc.	$360,933	12.43%	$116,169	4.00%	n/a	n/a	n/a	n/a

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024, the Company had outstanding loan commitments of $273.8 million and $283.2 million, respectively. Of these amounts, $111.4 million and $108.4 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2025 and December 31, 2024, commitments under outstanding financial stand-by letters of credit totaled $13.5 million and $12.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

The Company recorded no provision for credit losses for unfunded commitments for either the three months or six months ended June 30, 2025. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $0.9 million as of both June 30, 2025 and December 31, 2024.

As part of the sale of substantially all of its MSR assets portfolio during 2024, the Company recorded a reserve for estimated putbacks, transition costs, and unearned sales proceeds. The putbacks relate to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, all of which are subject to term limits per the respective sales agreements. The reserve for unearned sales proceeds relates to the Company providing certain documentation to the buyers. During the second quarter of 2025, the Company received $0.3 million of previously unearned sale proceeds, which resulted in a corresponding release of the reserve and was reported as a reduction in other noninterest expense. As of June 30, 2025 and December 31, 2024, the reserve was $1.4 million and $1.8 million, respectively, and was included in other liabilities on the consolidated balance sheet.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At June 30, 2025, the Company had future commitments outstanding totaling $5.6 million related to these investments.

Note 8 – Stock-Based Compensation

The Company has granted restricted stock awards (“time-based RSAs”) to employees and directors, and performance-based restricted stock awards (“PSAs”) to employees, under equity incentive plans that have been approved by the Company's shareholders. Time-based RSAs vest over time and are considered fixed awards as the number of shares and fair value is known at the date of grant. The fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. PSAs vest at the end of a specified period contingent on the Company's achievement of financial goals and are expensed on a straight-line basis over the performance period, with adjustments periodically based on projected achievement of a performance goal.

On April 29, 2025, the Company granted PSAs totaling 3,400,000 shares of common stock to certain executive officers. The vesting of these awards is contingent upon the Company achieving specified profitability thresholds over three one-year performance measurement periods. Stock-based compensation expense, reported as a component of salaries and employee benefits in the consolidated statements of operations, was $2.2 million and $2.3 million for the three and six months ended June 30, 2025, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively.

The following table presents time-based RSA and PSA activity as of the dates and for the periods stated.

	Time-based RSAs		PSAs
	Shares (1)	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Shares unvested and outstanding, December 31, 2024	585,700	$3.63	116,830	$11.43
Granted	96,322	3.53	3,400,000	3.54
Vested	(141,147)	2.72	—	—
Forfeited	(41,557)	4.51	(20,939)	13.01
Shares unvested and outstanding, June 30, 2025	499,318	$3.80	3,495,891	$3.68

(1) Shares totaling 9,906 were withheld as payment of taxes in the six months ending June 30, 2025.

Note 9 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS"), the weighted average number of shares outstanding used in computing EPS, the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated, and the weighted average number of shares excluded from the computation of diluted EPS because their effects would have been anti-dilutive.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$1,296	$(11,435)	$862	$(14,328)
Less preferred stock dividends	—	150	—	150
Net income (loss) available to common stockholders	$1,296	$(11,585)	$862	$(14,478)

Weighted average common shares outstanding, basic	88,257,659	24,477,007	87,136,670	21,827,669
Effect of dilutive securities	324,684	—	173,876	—
Weighted average common shares outstanding, dilutive	88,582,343	24,477,007	87,310,546	21,827,669

Basic and diluted income (loss) per common share	$0.01	$(0.47)	$0.01	$(0.66)

Weighted average anti-dilutive shares excluded from diluted EPS
PSAs	1,570,384	—	829,134	—
Stock options	49	—	100	—
Total weighted average anti-dilutive shares	1,570,433	—	829,234	—

Note 10 – Segment Reporting

The Chief Operating Decision Maker (the "CODM") evaluates each of the Company's segments based on net income (loss), using segment financial information compiled utilizing the accounting policies listed in Note 2 of the 2024 Form 10-K. The profitability of the segment helps the CODM evaluate staffing levels, assess available cash for allocation to projects and resources, and make informed decisions on whether the segment's activities should be modified to align with the Company’s overall near- and long-term strategies.

Until March 2025, the Company operated through three reportable business segments: commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general financial services to its customers. The mortgage banking segment, which operated as Monarch Mortgage and focused on residential mortgage origination and sales activities, was sold in March 2025. The Company has closed, funded, and sold the loans that were in process at the time of the sale; it is therefore presented as a reportable segment for all periods stated for comparative purposes. Activities at the holding company or parent level are primarily associated with investments, borrowings, and certain noninterest expenses.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows, as of the dates and periods stated.

	As of and for the three months ended June 30, 2025
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$34,681	$55	$—	$—	$34,736
Interest expense	14,249	—	646	—	14,895
Net interest income	20,432	55	(646)	—	19,841
Recovery of credit losses	(700)	—	—	—	(700)
Net interest income after recovery of credit losses	21,132	55	(646)	—	20,541
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(82)	—	(82)
Residential mortgage banking income	92	220	—	—	312
Mortgage servicing rights	—	(139)	—	—	(139)
Other	3,255	—	—	(102)	3,153
Total noninterest income	3,347	81	(82)	(102)	3,244
NONINTEREST EXPENSE
Salaries and employee benefits	12,228	772	—	—	13,000
Occupancy and equipment	1,116	13	—	—	1,129
Technology and communication	2,175	390	—	—	2,565
Other	4,812	219	386	(102)	5,315
Total noninterest expense	20,331	1,394	386	(102)	22,009
Income (loss) before income tax expense	4,148	(1,258)	(1,114)	—	1,776
Income tax expense (benefit)	944	(230)	(234)	—	480
Net income (loss)	$3,204	$(1,028)	$(880)	$—	$1,296
Total assets	$2,517,642	$18,445	$370,393	$(351,041)	$2,555,439

	As of and for the three months ended June 30, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$40,179	$452	$—	$—	$40,631
Interest expense	19,775	219	552	—	20,546
Net interest income	20,404	233	(552)	—	20,085
Provision for credit losses	3,100	—	—	—	3,100
Net interest income after provisiom for credit losses	17,304	233	(552)	—	16,985
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(8,537)	—	(8,537)
Residential mortgage banking income	—	3,090	—	—	3,090
Mortgage servicing rights	—	2,019	—	—	2,019
Other	3,793	—	—	(93)	3,700
Total noninterest income	3,793	5,109	(8,537)	(93)	272
NONINTEREST EXPENSE
Salaries and employee benefits	13,582	1,339	11	—	14,932
Occupancy and equipment	1,195	108	—	—	1,303
Technology and communication	2,008	324	—	—	2,332
Regulatory remediation	1,397	—	—	—	1,397
Other	8,494	750	193	(93)	9,344
Total noninterest expense	26,676	2,521	204	(93)	29,308
(Loss) income before income tax expense	(5,579)	2,821	(9,293)	—	(12,051)
Income tax (benefit) expense	758	575	(1,949)	—	(616)
Net (loss) income	$(6,337)	$2,246	$(7,344)	$—	$(11,435)
Total assets	$2,883,732	$41,433	$372,515	$(364,608)	$2,933,072

	As of and for the six months ended June 30, 2025
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$69,905	$181	$—	$—	$70,086
Interest expense	29,833	40	1,382	—	31,255
Net interest income	40,072	141	(1,382)	—	38,831
Recovery of credit losses	(700)	—	—	—	(700)
Net interest income after recovery of credit losses	40,772	141	(1,382)	—	39,531
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(155)	—	(155)
Residential mortgage banking income	398	870	—	—	1,268
Mortgage servicing rights	—	(137)	—	—	(137)
Other	5,538	—	—	(198)	5,340
Total noninterest income	5,936	733	(155)	(198)	6,316
NONINTEREST EXPENSE
Salaries and employee benefits	23,770	1,840	—	—	25,610
Occupancy and equipment	2,446	64	—	—	2,510
Technology and communication	4,539	810	—	—	5,349
Other	10,450	555	684	(198)	11,491
Total noninterest expense	41,205	3,269	684	(198)	44,960
Income (loss) before income tax expense	5,503	(2,395)	(2,221)	—	887
Income tax expense (benefit)	974	(483)	(466)	—	25
Net income (loss)	$4,529	$(1,912)	$(1,755)	$—	$862
Total assets	$2,517,642	$18,445	$370,393	$(351,041)	$2,555,439

	As of and for the six months ended June 30, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$82,378	$784	$—	$—	$83,162
Interest expense	41,251	365	1,112	—	42,728
Net interest income	41,127	419	(1,112)	—	40,434
Provision for credit losses	2,100	—	—	—	2,100
Net interest income after provision for credit losses	39,027	419	(1,112)	—	38,334
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(8,544)	—	(8,544)
Residential mortgage banking income	—	5,754	—	—	5,754
Mortgage servicing rights	—	2,748	—	—	2,748
Other	8,277	—	17	(192)	8,102
Total noninterest income	8,277	8,502	(8,527)	(192)	8,060
NONINTEREST EXPENSE
Salaries and employee benefits	27,750	3,183	44	—	30,977
Occupancy and equipment	2,585	242	—	—	2,827
Technology and communication	3,969	642	—	—	4,611
Regulatory remediation	4,041	—	—	—	4,041
Other	17,509	1,510	462	(192)	19,289
Total noninterest expense	55,854	5,577	506	(192)	61,745
(Loss) income before income tax expense	(8,550)	3,344	(10,145)	—	(15,351)
Income tax expense (benefit)	437	661	(2,121)	—	(1,023)
Net (loss) income	$(8,987)	$2,683	$(8,024)	$—	$(14,328)
Total assets	$2,883,732	$41,433	$372,515	$(364,608)	$2,933,072

Included in other expenses are costs for legal and regulatory filings, audit fees, other contractual services, and other miscellaneous expenses.

The Company had no transactions with a single customer that in the aggregate resulted in revenues exceeding 10% of consolidated total revenues for the three and six months ended June 30, 2025 and 2024.

Note 11 – Changes to Accumulated Other Comprehensive Income (Loss), net

The following tables present components of accumulated other comprehensive income (loss) for the periods stated.

	For the three months ended June 30,
(Dollars in thousands)	2025	2024
Balance at beginning of period	$(38,656)	$(47,614)
Change in net unrealized holding losses on securities available for sale, net of deferred income tax benefit (expense) of $7 and ($862), respectively	(34)	3,079
Reclassification for previously unrealized net losses on securities available for sale, net of deferred income tax benefit of $15	—	52
Balance at end of period	$(38,690)	$(44,483)

	For the six months ended June 30,
(Dollars in thousands)	2025	2024
Balance at beginning of period	$(42,462)	$(45,056)
Change in net unrealized holding losses on securities available for sale, net of deferred income tax expense of $1,410 and $491, respectively	3,772	521
Reclassification for previously unrealized net losses on securities available for sale, net of deferred income tax benefit of $15	—	52
Balance at end of period	$(38,690)	$(44,483)

Note 12 – Legal Matters

In the ordinary course of operations, the Company is party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate and excluding those noted below, will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

On December 20, 2024, a former Deputy Bank Secrecy Act Officer and manager at the Bank filed suit against the Company and the Company’s and the Bank’s Chief Executive Officer, in the Circuit Court of the City of Richmond (Virginia) alleging that she was retaliated against and constructively discharged in violation of the Virginia Whistleblower Protection Act, Va. Code § 40.1-27.3, and Bowman v. State Bank of Keysville, 331 S.E.2d 797 (Va. 1985). On December 30, 2024, the Company removed the matter to the United States District Court for the Eastern District of Virginia, where it subsequently filed a motion to dismiss. On July 18, 2025, the court granted the Company’s motion to dismiss. The Company believes the plaintiff’s claims are without merit and will continue to defend itself vigorously in the matter. The case caption is Porter v. Blue Ridge Bankshares, Inc. (No. 3:24-cv-909 (E.D. Va.)).

On December 5, 2023, an alleged shareholder of the Company commenced a putative class action in the U.S. District Court for the Eastern District of New York (No. 1:23-cv-08944) (Russell Hunter v. Blue Ridge Bankshares, Inc., et al.) on behalf of himself and any persons or entities who purchased the publicly traded stock of the Company between February 3, 2023, and October 31, 2023, both dates inclusive (the “Action”). The complaint alleges violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions related to accounting judgments in the Company’s filings with the Securities and Exchange Commission. The complaint seeks certification of a class action, unspecified damages, and attorney’s fees. The putative class representative filed an amended complaint, and the Company filed a letter seeking permission to file a motion to dismiss. The parties engaged in non-binding mediation on December 5, 2024, during which the parties agreed in principle to settlement terms for $2.5 million. The Company submitted an insurance claim for this amount, less a deductible that was expensed in 2024. On February 4, 2025, the plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement, which, if granted, will settle the Action and any claims related to the Action or that could have been brought in the Action by the parties, the parties’ counsel, or settlement class members (the “Motion”). The Motion expressly disclaims any fault, liability, or wrongdoing on the part of the Company. The Company’s outside legal counsel has effected service, pursuant to 28 U.S.C. § 1715, of the Motion and related court filings to the Company’s federal and state regulators as well as to Attorneys General for all U.S. states and territories. On June 6, 2025, the court conducted a preliminary fairness hearing regarding the Motion. On June 11, 2025, the federal magistrate judge recommended that the court grant the Motion. On July 5, 2025, the court adopted the magistrate’s report and recommendation, and on July 25, 2025, the court granted preliminary approval of the settlement, effective July 5, 2025. Also on July 25, 2025, the court set a final settlement approval hearing date of October 29, 2025. On July 29, 2025, the defendants satisfied their payment obligations under the settlement.

Note 13 – Subsequent Events

On June 2, 2025, the Company provided to the holders of its 2029 Notes a notice of partial redemption at the next interest payment date. On July 15, 2025, the Company redeemed $10.0 million of the 2029 Notes.

Subsequent to June 30, 2025, the Company placed a $4.8 million multifamily loan on nonaccrual status. The loan was current as to principal and interest as of July 31, 2025. The Company believes based on the payment performance, strength of the guarantors and value of the collateral that future credit losses, if any, will not be significant to the Company's financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company's operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations for the balance of 2025, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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
•
the economic impact of duties, tariffs, or other barriers or restrictions on trade, any retaliatory countermeasures, and the volatility and uncertainty arising therefrom;
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

Sale of Mortgage Division

On March 27, 2025, the Company completed the previously announced sale of its mortgage division operating as Monarch Mortgage. The sale, which included the transfer of certain assets and leases, resulted in a $0.2 million loss, primarily due to the write-off of fixed assets and lease impairment, and is reported in other noninterest income. As of June 30, 2025, the Company had closed, funded, and sold the loans that were in process at the time of the sale.

This transaction did not meet the criteria for classification as a discontinued operation under Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements – Discontinued Operations, and is therefore reported within continuing operations as of and for all periods stated herein.

Regulatory Matters

On January 24, 2024, the Bank consented to the issuance of the Consent Order by the OCC ("Consent Order"). The Consent Order generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships. The Consent Order adds time frames by which certain of the directives are required, requires the Bank to submit a strategic plan and a capital plan, and places further restrictions on the Company’s fintech operations. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. As of June 30, 2025 and December 31, 2024, the Bank’s capital ratios exceeded these minimum capital ratios. The Company believes it has made significant progress towards meeting the requirements of the Consent Order. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.9 and 10.10, respectively, of the 2024 Form 10-K.

Private Placements

In the second quarter of 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $161.6 million (collectively, the "Private Placements"). On June 20, 2024, the Company’s shareholders approved an amendment to the Company's articles of incorporation authorizing the issuance of additional shares of common stock, thus enabling the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. The conversion occurred on June 28, 2024 and November 7, 2024. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.1 million. The Private Placements also included the issuance of warrants to purchase common stock at $2.50 per share.

The table below presents information pertaining to warrants to purchase the Company’s common stock as of and for the period stated.

	As of and for the six months ended June 30, 2025
	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Warrants outstanding at beginning of period	29,027,999	2,424,000	31,451,999
Warrants exercised during the period (1)	(3,778,000)	—	(3,778,000)
Warrants outstanding at end of period	25,249,999	2,424,000	27,673,999
Remaining exercise term (years)	3.76	3.95

(1) 1,016,000 warrants were exercised during the three months ended June 30, 2025.

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

Comparison of Financial Condition as of June 30, 2025 and December 31, 2024

Total assets were $2.56 billion as of June 30, 2025, a decrease of $181.8 million from $2.74 billion as of December 31, 2024. Most of this decrease was attributable to a decline in loans held for investment, which decreased $133.2 million to $1.98 billion as of June 30, 2025, from $2.11 billion as of December 31, 2024. Of the decline in loans held for investment, $35.1 million was due to a continuation of the Company's actions beginning in 2024 to purposefully and selectively reduce balances of loans where borrowers did not represent in-market relationships. The allowance for credit losses ("ACL") was $22.0 million and $23.0 million as of June 30, 2025 and December 31, 2024, respectively.

Total deposits were $2.01 billion as of June 30, 2025, a net decrease of $169.2 million from December 31, 2024. The decline in the first six months of 2025 was primarily due to a $106.4 million decrease in brokered time deposits.

Total stockholders’ equity increased by $16.5 million to $344.3 million as of June 30, 2025, compared to $327.8 million at December 31, 2024, primarily due to additional capital of $9.4 million from the exercise of warrants to purchase common stock and a $3.8 million decrease in after-tax unrealized losses in the Company’s portfolio of securities available for sale.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, the Company reported net income of $1.3 million, or $0.01 per diluted common share, compared to a net loss of $11.4 million, or ($0.47) per diluted common share, for the same period of 2024.

For the six months ended June 30, 2025, the Company reported net income of $0.9 million, or $0.01 per diluted common share, compared to a net loss of $14.3 million, or ($0.66) per diluted common share, for the same period of 2024.

Net income for the six months ended June 30, 2025 included after-tax severance costs of $0.8 million and an after-tax benefit of $1.0 million – primarily the recovery of non-credit-related amounts in the second quarter of 2025 reserved for in the prior year – as the Company concluded outstanding exit activities with a former fintech banking-as-a-service (“BaaS”) partner. The net loss for the six months ended June, 30, 2024 included a $6.7 million after-tax negative fair value adjustment recorded for an equity investment in a fintech company. After-tax regulatory remediation expenses in connection with the Consent Order for both the three and six months ended June 30, 2025 were $0, compared to $1.1 million and $3.1 million of after tax-costs incurred for the same respective periods in 2024. Net interest income for the three and six months ended June 30, 2025 was $19.8 million and $38.8 million, respectively, a decline of $0.2 million and $1.6 million from the same periods in 2024.

Interest income for the three and six months ended June 30, 2025 was $34.7 million and $70.1 million, a decrease of $5.9 million and $13.1 million from the same respective periods in 2024, primarily due to the decline in average balances of interest earning assets. Interest expense was $14.9 million and $31.3 million for the three and six months ended June 30, 2025, a decrease of $5.7 million and $11.5 million from the same respective periods in 2024, largely driven by the decline in average balances and costs of interest-bearing deposits.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets less the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet size, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings.

The following table presents the average balance sheets for the three months ended June 30, 2025 and 2024. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended June 30,
	2025			2024			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$336,749	$2,574	3.06%	$324,381	$2,399	2.96%	$175	$91	$84
Tax-exempt securities (3)	12,346	82	2.66%	12,570	80	2.55%	2	(1)	3
Total securities	349,095	2,656	3.04%	336,951	2,479	2.94%	177	90	87
Interest-earning deposits in other banks	127,656	1,359	4.26%	135,283	1,891	5.59%	(532)	(107)	(425)
Federal funds sold	860	10	4.65%	6,079	83	5.46%	(73)	(71)	(2)
Loans held for sale	24,150	1,394	23.09%	64,379	2,212	13.74%	(818)	(1,382)	564
Loans held for investment (4,5,6)	2,024,075	29,336	5.80%	2,343,495	33,984	5.80%	(4,648)	(4,632)	(16)
Total average interest-earning assets	2,525,836	34,755	5.50%	2,886,187	40,649	5.63%	(5,894)	(6,102)	208
Less: allowance for credit losses	(23,091)			(34,594)
Total noninterest-earning assets	128,153			233,544
Total average assets	$2,630,898			$3,085,137
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$729,730	$3,162	1.73%	$958,671	$6,170	2.57%	$(3,008)	$(1,473)	$(1,535)
Time (7)	905,453	9,640	4.26%	980,324	11,102	4.53%	(1,462)	(848)	(614)
Total interest-bearing deposits	1,635,183	12,802	3.13%	1,938,995	17,272	3.56%	(4,470)	(2,321)	(2,149)
FHLB borrowings	150,000	1,447	3.86%	221,359	2,410	4.35%	(963)	(777)	(186)
FRB borrowings	—	—	—	27,857	313	4.49%	(313)	(313)	—
Subordinated notes and other borrowings (8)	34,553	646	7.48%	39,860	551	5.53%	95	(73)	168
Total average interest-bearing liabilities	1,819,736	14,895	3.27%	2,228,071	20,546	3.69%	(5,651)	(3,484)	(2,167)
Noninterest-bearing demand deposits	441,422			494,762
Other noninterest-bearing liabilities	30,609			44,262
Stockholders' equity	339,131			318,042
Total average liabilities and stockholders’ equity	$2,630,898			$3,085,137
Net interest income and margin (9)		$19,860	3.15%		$20,103	2.79%	$(243)	$(2,618)	$2,375
Cost of funds (10)			2.63%			3.02%
Net interest spread (11)			2.23%			1.95%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 22.32% and 21.89% income tax rate for the three months ended June 30, 2025 and 2024, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $370 thousand and $274 thousand for the three months ended June 30, 2025 and 2024, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $25 thousand and $81 thousand for the three months ended June 30, 2025 and 2024, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $25 thousand for both the three months ended June 30, 2025 and 2024, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average balances of interest-earning assets decreased $360.4 million to $2.53 billion for the three months ended June 30, 2025 compared to $2.89 billion for the same period of 2024. Relative to the year-ago period, this decrease reflected primarily lower average balances of loans held for investment. The yield on average loans held for investment was 5.80% for both the second quarter of 2025 and the second quarter of 2024. Interest income for the three months ended June 30, 2025 and 2024 included accretion of discounts on acquired loans of $0.4 million and $0.3 million, respectively.

Average balances of interest-bearing liabilities decreased $408.3 million to $1.82 billion for the three months ended June 30, 2025 compared to $2.23 billion for the same period of 2024. The decline relative to the comparative periods was primarily due to the exit of fintech Banking-as-a-Service ("BaaS") deposit operations and the payoff of wholesale funding.

Cost of funds was 2.63% for the second quarter of 2025 compared to 3.02% for the second quarter of 2024, while cost of deposits was 2.47% and 2.84%, for the same respective periods. Lower cost of funds and lower cost of deposits in the 2025 periods relative to the year-ago periods were primarily due to the exit of higher cost fintech BaaS deposit operations and the reduction in wholesale deposits. Cost of deposits, excluding wholesale deposits, was 1.01% for the second quarter of 2025 compared to 2.28% for the second quarter of 2024.

Net interest income (on a taxable equivalent basis) for the three months ended June 30, 2025 was $19.9 million compared to $20.1 million for the same period in 2024. The decline in the second quarter of 2025 compared to the second quarter of 2024 was primarily attributable to lower interest and fee income on loans due to lower average balances. This decline was partially offset by lower average balances and rates paid on interest-bearing demand accounts and lower average balances of wholesale funding. Net interest margin was 3.15% and 2.79% for the second quarter of 2025 and 2024, respectively. Accretion and amortization of purchase accounting adjustments had a 7 and 5 basis point positive effect on net interest margin for the same respective periods.

The following table presents the average balance sheets for the six months ended June 30, 2025 and 2024. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the six months ended June 30,
	2025			2024			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$330,945	$4,994	3.02%	$331,110	$4,837	2.92%	$157	$(2)	$159
Tax-exempt securities (3)	12,410	163	2.63%	12,596	157	2.49%	6	(2)	8
Total securities	343,355	5,157	3.00%	343,706	4,994	2.91%	163	(4)	168
Interest-earning deposits in other banks	145,116	3,057	4.21%	132,324	3,447	5.21%	(390)	333	(723)
Federal funds sold	1,121	25	4.46%	7,874	213	5.41%	(188)	(183)	(5)
Loans held for sale	26,788	2,760	20.61%	61,012	4,132	13.54%	(1,372)	(2,318)	946
Loans held for investment (4,5,6)	2,056,638	59,124	5.75%	2,381,423	70,410	5.91%	(11,286)	(9,603)	(1,682)
Total average interest-earning assets	2,573,018	70,123	5.45%	2,926,339	83,196	5.69%	(13,073)	(11,775)	(1,297)
Less: allowance for credit losses	(22,920)			(35,234)
Total noninterest-earning assets	125,957			233,679
Total average assets	$2,676,055			$3,124,784
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$724,909	$6,512	1.80%	$1,035,366	$13,838	2.67%	$(7,326)	$(4,149)	$(3,177)
Time (7)	947,238	20,482	4.32%	975,637	21,919	4.49%	(1,437)	(638)	(799)
Total interest-bearing deposits	1,672,147	26,994	3.23%	2,011,003	35,757	3.56%	(8,763)	(4,787)	(3,976)
FHLB borrowings	150,000	2,879	3.84%	222,592	4,779	4.29%	(1,900)	(1,559)	(341)
FRB borrowings	—	—	—	46,429	1,080	4.65%	(1,080)	(1,080)	—
Subordinated notes and other borrowings (8)	37,159	1,382	7.44%	39,853	1,112	5.58%	270	(75)	345
Total average interest-bearing liabilities	1,859,306	31,255	3.36%	2,319,877	42,728	3.68%	(11,473)	(7,501)	(3,972)
Noninterest-bearing demand deposits	449,743			507,619
Other noninterest-bearing liabilities	29,210			46,317
Stockholders' equity	337,796			250,971
Total average liabilities and stockholders’ equity	$2,676,055			$3,124,784
Net interest income and margin (9)		$38,868	3.02%		$40,468	2.77%	$(1,600)	$(4,274)	$2,675
Cost of funds (10)			2.71%			3.02%
Net interest spread (11)			2.09%			2.00%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 22.32% and 21.89% income tax rate for the six months ended June 30, 2025 and 2024, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $736 thousand and $603 thousand for the six months ended June 30, 2025 and 2024, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $60 thousand and $178 thousand for the six months ended June 30, 2025 and 2024, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $49 thousand and $50 thousand for the six months ended June 30, 2025 and 2024, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $2.57 billion for the six months ended June 30, 2025 compared to $2.93 billion for the same period of 2024, a $353.3 million decrease. This decrease was primarily attributable to declines in average balances of loans held for investment and loans held for sale, which decreased $324.8 million and $34.2 million, respectively, partially offset by higher average balances of interest-earning deposits in other banks. Total interest income (on a taxable equivalent basis) decreased $13.1 million for the six months ended June 30, 2025 from the same period of 2024. This decrease was primarily due to lower average balances on loans held for investment and loans held for sale. Interest income on loans held for investment for the six months ended June 30, 2024 included $0.7 million of interest received as a result of the payoff of a nonaccrual loan, which had a 6 and 5 basis point positive effect on the yield on loans held for investment and net interest margin, respectively. Interest income for the six months ended June 30, 2025 and 2024 included accretion of discounts on acquired loans of $0.7 million and $0.6 million, respectively.

Average interest-bearing liabilities were $1.86 billion for the six months ended June 30, 2025 compared to $2.32 billion for the same period of 2024, a $460.6 million decrease. Interest expense decreased by $11.5 million to $31.3 million for the six months ended June 30, 2025 compared to the same period of 2024. Cost of interest-bearing liabilities decreased to 3.36% for the second half of 2025 from 3.68% for the second half of 2024, while cost of funds were 2.71% and 3.02% for the same respective periods. Lower cost of funds in the 2025 period was primarily due to the exit of higher cost fintech BaaS deposit operations. Interest expense in the first halves of 2025 and 2024 included the amortization of fair value adjustments (premium) on assumed time deposits of $0.1 million and $0.2 million, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) was $38.9 million for the six months ended June 30, 2025 compared to $40.5 million for the same period in 2024. Net interest margin was 3.02% and 2.77% for the first halves of 2025 and 2024, respectively. Accretion and amortization of purchase accounting adjustments had a 7 basis point and 6 basis point positive effect on net interest margin for the same respective periods.

Provision for Credit Losses. A recovery of credit losses of $0.7 million was reported for both the three and six months ended June 30, 2025, compared to a $3.1 million provision for credit losses for both the three and six months ended June 30, 2024. The recovery in the 2025 periods resulted from declines in balances of loans held for investment, partially offset by specific reserves and charge-offs for two out-of-market loans purchased in prior years. The provision for credit losses in the 2024 periods was related primarily to certain purchased loans and increased reserves for the non-guaranteed portion of government-guaranteed loans, which offset lower reserve needs due to loan portfolio balance reductions.

Noninterest Income. The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	Change $	Change %
Fair value adjustments of other equity investments	$(82)	$(8,537)	$8,455	(99.0%)
Residential mortgage banking income	312	3,090	(2,778)	(89.9%)
Mortgage servicing rights ("MSRs")	(139)	2,019	(2,158)	(106.9%)
Wealth and trust management	409	623	(214)	(34.3%)
Service charges on deposit accounts	721	386	335	86.8%
Increase in cash surrender value of bank owned life insurance	8	333	(325)	(97.6%)
Bank and purchase card, net	626	513	113	22.0%
Other	1,389	1,845	(456)	(24.7%)
Total noninterest income	$3,244	$272	$2,972	1,092.6%

	For the six months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	Change $	Change %
Fair value adjustments of other equity investments	$(155)	$(8,544)	$8,389	(98.2%)
Residential mortgage banking income	1,268	5,754	(4,486)	(78.0%)
Mortgage servicing rights ("MSRs")	(137)	2,748	(2,885)	(105.0%)
Wealth and trust management	863	1,143	(280)	(24.5%)
Service charges on deposit accounts	1,178	747	431	57.7%
Increase in cash surrender value of bank owned life insurance	16	670	(654)	(97.6%)
Bank and purchase card, net	1,193	755	438	58.0%
Other	2,090	4,787	(2,697)	(56.3%)
Total noninterest income	$6,316	$8,060	$(1,744)	(21.6%)

The decline in mortgage banking income in the three and six months ended June 30, 2025 compared to the same periods of 2024 was due to the previously mentioned sale of the mortgage division, and the decline in mortgage servicing income over the same period was attributable to the sale of the majority of MSR assets portfolio in the third and fourth quarters of 2024. Higher service charges on deposits accounts in the 2025 periods compared to the same periods of 2024 were primarily due to the execution of a project to more closely align products and pricing with competitors in the markets in which the Bank operates. The decline in bank owned life insurance income in the 2025 periods compared to the same periods of 2024 was due to the surrender of policies at their cash surrender values impacting the last half of 2024. The decline in other noninterest income was driven by the decrease in the number of fintech indirect lending relationships, which contributed $0.5 million and $2.5 million of noninterest income in the six months ended June 30, 2025 and 2024, respectively.

Noninterest Expense. The following table presents a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	Change $	Change %
Salaries and employee benefits	$13,000	$14,932	$(1,932)	(12.9%)
Occupancy and equipment	1,129	1,303	(174)	(13.4%)
Technology and communication	2,565	2,332	233	10.0%
Legal and regulatory filings	395	363	32	8.8%
Advertising and marketing	128	183	(55)	(30.1%)
Audit fees	459	295	164	55.6%
FDIC insurance	1,027	1,817	(790)	(43.5%)
Intangible amortization	234	276	(42)	(15.2%)
Other contractual services	433	1,857	(1,424)	(76.7%)
Other taxes and assessments	955	588	367	62.4%
Regulatory remediation	—	1,397	(1,397)	(100.0%)
Other	1,684	3,965	(2,281)	(57.5%)
Total noninterest expense	$22,009	$29,308	$(7,299)	(24.9%)

	For the six months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	Change $	Change %
Salaries and employee benefits	$25,610	$30,977	$(5,367)	(17.3%)
Occupancy and equipment	2,510	2,827	(317)	(11.2%)
Technology and communication	5,349	4,611	738	16.0%
Legal and regulatory filings	834	810	24	3.0%
Advertising and marketing	319	480	(161)	(33.5%)
Audit fees	1,037	1,450	(413)	(28.5%)
FDIC insurance	2,124	3,194	(1,070)	(33.5%)
Intangible amortization	478	563	(85)	(15.1%)
Other contractual services	1,028	3,665	(2,637)	(72.0%)
Other taxes and assessments	1,876	1,531	345	22.5%
Regulatory remediation	—	4,041	(4,041)	(100.0%)
Other	3,795	7,596	(3,801)	(50.0%)
Total noninterest expense	$44,960	$61,745	$(16,785)	(27.2%)

Excluding regulatory remediation, noninterest expense decreased $5.9 million and $12.7 million for the three and six months ended June 30, 2025, respectively, from the same periods of 2024. These declines relative to the prior periods were primarily due to lower expenses for salaries and employee benefits, other contractual services, and other noninterest expense. The decline in salaries and employee benefits in the three and six months ended June 30, 2025 reflected a reduction in headcount as the Company continues to right-size its workforce, with the completion of certain regulatory directives and the transitioning to a more traditional community banking model. As of June 30, 2025 and 2024, the Company had 333 and 503 employees, respectively. Included in salaries and employee benefits expense were severance costs of $0.3 million and $1.0 million for the three and six months ended June 30, 2025, compared to $0 for the same respective periods in 2024. Also included in salaries and employee benefits expense for the three and six months ended June 30, 2025 was $2.0 million of expense for performance-based restricted stock awards relating to 3,400,000 shares of the Company's common stock granted to certain executive officers, which vest contingent upon the Company achieving specified profitability thresholds over three one-year performance measurement periods.

The decrease in other noninterest expense was partially due to the second quarter of 2025 recovery of non-credit-related amounts reserved for in the prior year, upon the conclusion of exit activities with a former fintech BaaS partner. Also contributing to the decline in other noninterest expense in the 2025 periods compared to the same periods of 2024 were lower mortgage servicing fees due to the first quarter of 2025 sale of Monarch Mortgage, in addition to the 2024 periods including $0.9 million of excise taxes related to the surrender of bank owned life insurance policies. Lower regulatory remediation costs and contractual services in the 2025 period reflect a reduction in the use of outside consulting services, also due to the completion of certain regulatory directives.

Income Tax Expense. For the three and six months ended June 30, 2025, effective tax rates were 27.0% and 2.8%, respectively, compared to 5.1% and 6.7% for the three and six months ended June 30, 2024. The higher effective income tax rate for the three months ended June 30, 2025 was primarily driven by the potential elimination of deductibility of compensation costs in future taxable periods, while the lower effective rate for the six months ended June 30, 2025 was primarily driven by the effects of a $0.3 million favorable adjustment related to a change in the state tax rate applied to the accumulated unrealized loss on the available for sale securities portfolio. The effective income tax rates for both 2024 periods were primarily attributable to $2.0 million of provision expense recognized in the second quarter of 2024 upon surrendering bank owned life insurance policies, representing the tax effect of the life-to-date income earned on the policies. Taxes on such earnings were previously permanently deferred but became subject to tax upon the surrender of the policies.

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

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$323,976	16.4%	$354,904	16.8%
Real estate – construction, commercial	78,476	4.0%	114,491	5.4%
Real estate – construction, residential	52,031	2.6%	51,807	2.4%
Real estate – commercial	810,978	41.1%	847,842	40.2%
Real estate – residential	671,317	33.9%	692,253	32.8%
Real estate – farmland	4,723	0.2%	5,520	0.3%
Consumer	36,237	1.8%	43,938	2.1%
Gross loans held for investment	1,977,738	100.0%	2,110,755	100.0%
Deferred costs, net of loan fees	847		1,042
Gross loans held for investment, net of deferred costs	1,978,585		2,111,797
Less: allowance for credit losses	(21,974)		(23,023)
Net loans	$1,956,611		$2,088,774
Loans held for sale (not included in totals above)	$12,380		$30,976

The following table presents the Company’s portfolio of commercial real estate loans by property type as of the dates stated.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate – owner occupied	$192,655	23.7%	$193,608	22.8%
Commercial real estate – non-owner occupied
Hospitality	122,608	15.1%	120,910	14.3%
Multi-family	173,790	21.4%	186,619	22.0%
Retail	99,503	12.3%	104,363	12.3%
Office	72,742	9.0%	73,871	8.7%
Mixed use	49,357	6.1%	49,666	5.9%
Warehouse and industrial	37,214	4.6%	39,830	4.7%
Other	63,109	7.8%	78,975	9.3%
Total real estate – commercial	$810,978	100.0%	$847,842	100.0%

The current lending environment for commercial real estate (“CRE”) loans has heightened risk due to a higher interest rate environment. Potential negative impacts include higher debt service burdens for floating rate loans and fixed rate loans originated in a lower rate environment that mature and require renewal or refinancing. As these loans mature, they may be repriced at significantly higher interest rates, leading to increased debt service costs that can strain borrowers' ability to meet payment obligations. In some cases, the higher cost of refinancing may lead to loan defaults, particularly if property cash flows have not increased relatively.

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

The Bank’s credit administration department led by its Chief Credit Officer performs periodic analyses of emerging trends by geography where the Bank has the largest concentrations by CRE property type. These analyses include all real estate property types and geographic markets represented in the loan portfolio and are provided to the Bank's board of directors to assess whether the CRE lending strategy and risk appetite continue to be appropriate, considering changes in local market conditions and the Bank’s exposure to collateral type concentrations. Also, concentration limits by real estate collateral type are approved and monitored by the board of directors. As of June 30, 2025, the Bank is in compliance with all limits.

The following tables present the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2025.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$323,976	$94,006	$124,589	$98,237	$24,924	$1,428	$105,381	$39,239	$48,070	$18,072
Real estate – construction, commercial	78,476	15,397	49,343	8,588	14,906	25,849	13,736	12,862	874	—
Real estate – construction, residential	52,031	45,590	1,576	1,264	—	312	4,865	799	—	4,066
Real estate – commercial	810,978	73,335	453,982	121,208	154,860	177,914	283,661	178,033	96,549	9,079
Real estate – residential	671,317	13,686	384,287	16,778	69,839	297,670	273,344	33,265	31,388	208,691
Real estate – farmland	4,723	—	2,005	147	225	1,633	2,718	1,823	178	717
Consumer loans	36,237	2,108	5,011	4,920	91	—	29,118	26,097	3,021	—
Gross loans	$1,977,738	$244,122	$1,020,793	$251,142	$264,845	$504,806	$712,823	$292,118	$180,080	$240,625

Allowance for Credit Losses. In determining the adequacy of the Company’s ACL, management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of June 30, 2025 and December 31, 2024. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, and changes in the circumstances of particular borrowers are criteria, among others, that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may, on occasion, require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following table presents an analysis of the change in the ACL by loan type as of and for the periods stated.

	For the three months ended June 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,726	$1,992	$552	$5,998	$8,171	$18	$669	$23,126
Provision for (recovery of ) credit losses - loans	147	(720)	(154)	(119)	(69)	(3)	218	(700)
Charge-offs	(2,537)	—	—	—	(107)	—	(448)	(3,092)
Recoveries	2,510	—	—	—	6	—	124	2,640
Net charge-offs	(27)	—	—	—	(101)	—	(324)	(452)
ACL, end of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974

Ratio of net charge-offs to average loans outstanding	0.03%	0.00%	0.00%	0.00%	0.06%	0.00%	3.17%	0.09%

	For the three months ended June 30, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,619	$3,596	$919	$9,832	$6,338	$18	$703	$35,025
Provision for (recovery of) credit losses - loans	3,451	(408)	(143)	430	(57)	—	327	3,600
Charge-offs	(11,982)	—	(39)	—	(44)	—	(545)	(12,610)
Recoveries	1,828	—	—	—	3	—	190	2,021
Net charge-offs	(10,154)	—	(39)	—	(41)	—	(355)	(10,589)
ACL, end of period	$6,916	$3,188	$737	$10,262	$6,240	$18	$675	$28,036

Ratio of net charge-offs to average loans outstanding	8.54%	0.00%	0.24%	0.00%	0.02%	0.00%	2.49%	1.81%

	For the six months ended June 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(42)	(785)	(142)	(359)	184	(3)	447	(700)
Charge-offs	(4,661)	—	—	(63)	(123)	—	(1,035)	(5,882)
Recoveries	4,782	—	—	338	7	—	406	5,533
Net recoveries (charge-offs)	121	—	—	275	(116)	—	(629)	(349)
ACL, end of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974

Ratio of net recoveries (charge-offs) to average loans outstanding	-0.14%	0.00%	0.00%	-0.14%	0.07%	0.00%	5.86%	0.07%

	For the six months ended June 30, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893
Provision for (recovery of) credit losses - loans	3,708	(836)	(318)	333	(18)	3	728	3,600
Charge-offs	(13,939)	—	(39)	—	(44)	—	(1,290)	(15,312)
Recoveries	3,360	—	—	—	16	—	479	3,855
Net charge-offs	(10,579)	—	(39)	—	(28)	—	(811)	(11,457)
ACL, end of period	$6,916	$3,188	$737	$10,262	$6,240	$18	$675	$28,036

Ratio of net charge-offs to average loans outstanding	8.52%	0.00%	0.23%	0.00%	0.02%	0.00%	5.64%	1.93%

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

	June 30, 2025		December 31, 2024
(Dollars in thousands)	ACL Amount	% of Loans	ACL Amount	% of Loans
Commercial and industrial	$5,846	16.4%	$5,767	16.8%
Real estate – construction, commercial	1,272	4.0%	2,057	5.4%
Real estate – construction, residential	398	2.6%	540	2.4%
Real estate – commercial	5,879	41.1%	5,963	40.2%
Real estate – residential	8,001	33.9%	7,933	32.8%
Real estate – farmland	15	0.2%	18	0.3%
Consumer	563	1.8%	745	2.1%
Total	$21,974	100.0%	$23,023	100.0%

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans held for investment	$22,106	$22,957
Loans past due 90 days and still accruing	1,881	2,486
Total nonperforming loans	$23,987	$25,443
Other real estate owned ("OREO") (1)	—	279
Other non-real estate owned (1)	222	—
Total nonperforming assets	$24,209	$25,722
Loans held for sale	$12,380	$30,976
Loans held for investment	1,978,585	2,111,797
Total loans	$1,990,965	$2,142,773
Total assets	$2,555,439	$2,737,260
ACL on loans held for investment	$21,974	$23,023
ACL to loans held for investment	1.11%	1.09%
ACL to nonaccrual loans	99.40%	100.29%
ACL to nonperforming loans	91.61%	90.49%
Nonaccrual loans to loans held for investment	1.12%	1.09%
Nonperforming loans to loans held for investment	1.20%	1.20%
Nonperforming loans to total assets	0.94%	0.93%
Nonperforming assets to total assets	0.95%	0.94%

(1) Included in other assets on the consolidated balance sheets.

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

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale ("AFS") may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s AFS investment securities portfolio was $328.0 million as of June 30, 2025, an increase of $15.9 million from $312.0 million at December 31, 2024, primarily due to the purchase of securities in the first half of 2025. As a result of elevated market interest rates, the Company’s portfolio of AFS securities had unrealized losses of approximately $50.1 million and $55.5 million as of June 30, 2025 and December 31, 2024, respectively, of which approximately 82% and 81%, respectively, were related to securities backed by U.S. government agencies as of the same dates.

As of June 30, 2025 and December 31, 2024, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default, to be of the best quality, and to carry the smallest degree of investment risk. At June 30, 2025 and December 31, 2024, securities with a fair value of $177.0 million and $268.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the Federal Home Loan Bank of Atlanta ("FHLB"). As of June 30, 2025 and December 31, 2024, the Company had pledged securities with a fair value of $0 and $16.3 million, respectively, as collateral for the Federal Reserve Bank of Richmond ("FRB") Discount Window. The decline in pledged securities as of June 30, 2025 from December 31, 2024 at both FHLB and FRB reflects the release of securities held as collateral.

The Company reviews its AFS investment securities portfolio for potential credit losses at least quarterly. AFS investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. No ACL has been recognized for AFS securities as of both June 30, 2025 and December 31, 2024.

Restricted equity investments consisted of stock in the FHLB (carrying basis $9.1 million and $9.4 million at June 30, 2025 and December 31, 2024, respectively), FRB stock (carrying value of $9.3 million and $9.4 million at June 30, 2025 and December 31, 2024, respectively), and stock in the Company’s correspondent bank (carrying value of $0.5 million at both June 30, 2025 and December 31, 2024). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.6 million and $4.8 million as of June 30, 2025 and December 31, 2024, respectively.

The Company also holds investments in early-stage focused investment funds and low-income housing partnerships, which totaled $20.9 million and $19.4 million as of June 30, 2025 and December 31, 2024, respectively, and are reported in other investments on the consolidated balance sheets.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$—	—	$1,254	2.79%	$13,472	2.15%	$196,959	2.37%	$211,685
U. S. Treasury and agencies	2,501	0.87%	37,212	1.21%	34,110	2.20%	5,259	1.91%	79,082
State and municipal	645	4.39%	12,951	2.42%	28,828	2.17%	7,339	2.58%	49,763
Corporate bonds	—	—	9,825	7.20%	27,100	4.42%	500	4.00%	37,425
Total	$3,146		$61,242		$103,510		$210,057		$377,955

Deposits. The principal sources of funds for the Company are deposits, including transaction accounts (demand deposits and money market accounts), time deposits, and savings accounts, of customers in the Company’s primary geographic market area. Such customers provide the Bank a source of fee income and cross-marketing opportunities and are generally a lower cost source of funding for the Bank.

In prior years, deposits sourced through fintech partnerships, inclusive of fintech BaaS deposits, were a significant source of deposits for the Company. In the fourth quarter of 2024, the Company completed the exit of its fintech BaaS deposit operations, thus substantially reducing its fintech-related deposit exposure to approximately 1.0% of deposits as of December 31, 2024, consisting of corporate accounts of a few companies in the fintech sector. As of June 30, 2025 and December 31, 2024, fintech-related deposits totaled $13.0 million and $21.3 million, respectively.

Brokered deposit balances are sourced through intermediaries and are an unsecured source of funding for the Bank. Brokered deposits were added throughout 2023 and early 2024 to enhance liquidity in light of financial industry events that began in March 2023 and in anticipation of the exit of the Company's fintech BaaS deposit operations. Brokered deposits represented approximately 14.7% and 18.5% of total deposits as of June 30, 2025 and December 31, 2024, respectively, which consisted entirely of time deposits at June 30, 2025. The Bank has a liquidity management program, with oversight by the Bank’s asset and liability committee (the “ALCO”), that sets forth guidelines for the desired maximum level of brokered deposits, which is 20.0% of total deposits. In recent quarters, the Company has reduced levels of brokered deposits and expects to continue to reduce levels in future periods to a level of 10.0% or less of total deposits. As certain brokered deposits have multiple-year terms, the Company expects brokered deposits to be a funding source for several years.

Total deposits decreased $169.2 million from $2.18 billion as of December 31, 2024 to $2.01 billion as of June 30, 2025, as:

•
Deposits, excluding fintech-related and brokered deposits, decreased $54.4 million from approximately $1.76 billion as of December 31, 2024 to approximately $1.70 billion as of June 30, 2025;
•
Brokered deposits decreased $106.4 million from approximately $402.5 million, or 18.5% of total deposits, as of December 31, 2024 to approximately $296.1 million, or 14.7% of total deposits, as of June 30, 2025; and
•
Fintech-related deposits decreased $8.3 million from approximately $21.3 million as of December 31, 2024 to approximately $13.0 million as of June 30, 2025. Of the decline, fintech BaaS deposits decreased $0.2 million from December 31, 2024.

Estimated uninsured deposits totaled approximately $409.2 million as of June 30, 2025, or 20.4% of total deposits, compared to $399.3 million, or 18.0% of total deposits, as of December 31, 2024.

The following table presents a summary of average deposits and the weighted average rate paid for the periods stated.

	For the six months ended
	June 30, 2025		June 30, 2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$449,743	—	$507,619	—
Interest-bearing:
Demand	242,640	0.45%	532,744	2.48%
Savings	102,512	3.92%	112,475	4.62%
Money market	379,757	2.08%	390,147	2.38%
Time	947,238	4.32%	975,637	4.49%
Total interest-bearing	$1,672,147		$2,011,003
Total average deposits	$2,121,890		$2,518,622

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Maturing in:
3 months or less	$46,068	$38,758
Over 3 months through 6 months	26,854	33,845
Over 6 months through 12 months	41,882	60,308
Over 12 months	26,211	31,117
	$141,015	$164,028

Borrowings. The Company uses short-term and long-term borrowings from various sources, including FHLB advances and FRB advances, to fund assets and operations. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	June 30, 2025
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$150,000	$150,000	3.84%

	December 31, 2024
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$280,000	$213,003	4.27%
FRB borrowings	—	65,000	23,087	4.68%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying pledged loans in the Company’s residential, multi-family, and commercial real estate mortgage loan portfolios, as well as select investment securities. FRB advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans.

The Company had $24.9 million and $39.8 million of subordinated notes, net, outstanding as of June 30, 2025 and December 31, 2024, respectively. Prior to June 1, 2025, the Company's subordinated notes had been comprised of a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”) and a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On June 1, 2025, the Company completed the $15.0 million redemption of the 2030 Note. The interest rate on the 2030 Note was 6.0% up to the redemption date. Interest expense on the 2030 Note was $0.2 million for both the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.

The 2029 Notes bore interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 15, 2029, or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate ("SOFR") plus 433.5 basis points, payable quarterly in arrears. As of June 30, 2025, the 2029 Notes bore an annual interest rate of 8.59%. As of June 30, 2025, the net carrying amount of the 2029 Notes was $24.9 million, inclusive of a $0.4 million purchase accounting adjustment (premium). For the three months ended June 30, 2025 and 2024, the effective interest rate on the 2029 Notes was 7.86% and 5.08%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). For the six months ended June 30, 2025 and 2024, the effective interest rate on the 2029 Notes was 7.96% and 5.15%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

On June 2, 2025, the Company provided to the holders of its 2029 Notes a notice of partial redemption at the next interest payment date, July 15, 2025. On July 15, 2025, the Company completed the redemption of $10.0 million of the 2029 Notes.

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

While subject to the Consent Order, the Bank may not be deemed to be “well capitalized,” which restricts it from accepting, renewing, or rolling over brokered deposits except in compliance with certain applicable restrictions under federal law. The Bank received approvals from the FDIC allowing the Bank to accept, renew, or rollover brokered deposits for consecutive six-month periods through December 2025 and limited to the amount of maturities during these periods. The Company expects to continue to seek waivers of this prohibition in the future; however, there is no assurance that such waivers will be approved or that the Company will be able to rely on brokered deposits as a source of funding in the future.

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

The following table presents information on the available sources of liquidity as of the date stated.

(Dollars in thousands)	Capacity	Less: Outstanding Borrowings		Available Balance
Cash and due from banks				$131,199
Fed funds sold				628
Unpledged securities available for sale				150,936
Total				$282,763
Borrowings
FHLB	$583,344	$201,160	(1)	$382,184
FRB	75,060	—		75,060
Unsecured line of credit	10,000	—		10,000
Total	$668,404	$201,160		$467,244
Available liquidity as of June 30, 2025				$750,007

(1) Outstanding borrowings are comprised of advances of $150.0 million and letters of credit totaling $51.2 million, of which $50.0 million served as collateral for public deposits with the Treasury Board of the Commonwealth of Virginia.

Uninsured deposits at June 30, 2025 were $409.2 million. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could more than satisfy the demand with cash on-hand and FHLB borrowing capacity.

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

The Consent Order requires the Bank to achieve and maintain minimum capital requirements that are higher than those required for capital adequacy purposes. Specifically, the Bank is required to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%. As of June 30, 2025 and December 31, 2024, the Bank met these minimum capital ratios. Until the Bank has been released from the Consent Order, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

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

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank with the corresponding capital amounts for both the leverage ratio and the total capital ratio as of both June 30, 2025 and December 31, 2024. The CECL Transitional Amount was $8.1 million, of which $6.1 million and $4.1 million reduced the regulatory capital amounts and capital ratios as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$361,482	18.90%	$200,823	10.50%	$191,260	10.00%	$248,638	13.00%
Blue Ridge Bankshares, Inc.	$412,164	21.37%	$154,296	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$341,443	17.86%	$162,501	8.50%	$152,942	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$372,097	19.29%	$115,738	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$341,443	17.86%	$133,824	7.00%	$124,265	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$372,097	19.29%	$86,803	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$341,443	12.89%	$105,956	4.00%	$132,445	5.00%	$264,890	10.00%
Blue Ridge Bankshares, Inc.	$372,097	13.93%	$106,848	4.00%	n/a	n/a	n/a	n/a

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$358,848	17.26%	$218,260	10.50%	$207,866	10.00%	$270,226	13.00%
Blue Ridge Bankshares, Inc.	$414,284	19.79%	$167,444	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$176,687	8.50%	$166,293	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$125,583	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$145,507	7.00%	$135,113	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$94,187	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$340,386	11.80%	$115,364	4.00%	$144,204	5.00%	$288,409	10.00%
Blue Ridge Bankshares, Inc.	$360,933	12.43%	$116,169	4.00%	n/a	n/a	n/a	n/a

Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis, in a manner similar to that if underwriting a loan. As of June 30, 2025 and December 31, 2024, the Company had outstanding loan commitments of $273.8 million and $283.2 million, respectively. Of these amounts, $111.4 million and $108.4 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2025 and December 31, 2024, commitments under outstanding financial stand-by letters of credit totaled $13.5 million and $12.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

The Company recorded no provision for credit losses for unfunded commitments for either the three months or six months ended June 30, 2025. As of both June 30, 2025 and December 31, 2024, the reserve for unfunded commitments was $0.9 million and is included in other liabilities on the consolidated balance sheets.

As part of the sale of substantially all of its MSR portfolio during 2024, the Company recorded a reserve for estimated putbacks, transition costs, and unearned sales proceeds. The putbacks relate to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, all of which are subject to term limits per the respective sales agreements. The reserve for unearned sales proceeds relates to the Company providing certain documentation to the buyers. During the second quarter of 2025, the Company received $0.3 million of previously unearned sale proceeds, which resulted in a corresponding release of the reserve. As of June 30, 2025 and December 31, 2024, the reserve was $1.4 million and $1.8 million, respectively, and was included in other liabilities on the consolidated balance sheet.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At June 30, 2025, the Company had future commitments outstanding totaling $5.6 million related to these investments.

Interest Rate Risk Management

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricing and cash flows of interest-earning assets and interest-bearing liabilities, changes in the expected cash flows of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and other market-based index rates. The Company’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Bank maintains. The Company manages interest rate risk through the ALCO comprised of members of management, with oversight by a committee of its board of directors. The ALCO is responsible for monitoring the Company’s interest rate risk in conjunction with liquidity and capital management, pursuant to policy guidelines approved by the board of directors.

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

	June 30, 2025
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$453	0.6%	$2,814	3.2%
+300 basis points	1,295	1.6%	3,126	3.6%
+200 basis points	1,537	1.9%	2,866	3.3%
+100 basis points	1,135	1.4%	1,911	2.2%
Base case
-100 basis points	(2,428)	(3.0%)	(3,632)	(4.2%)
-200 basis points	(5,367)	(6.7%)	(8,301)	(9.5%)
-300 basis points	(7,936)	(9.9%)	(12,343)	(14.2%)
-400 basis points	(10,378)	(12.9%)	(16,072)	(18.4%)

	December 31, 2024
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$3,288	3.8%	$6,628	6.7%
+300 basis points	3,347	3.8%	5,842	5.9%
+200 basis points	2,877	3.3%	4,610	4.7%
+100 basis points	1,798	2.1%	2,751	2.8%
Base case
-100 basis points	(2,978)	(3.4%)	(4,205)	(4.3%)
-200 basis points	(6,468)	(7.4%)	(9,650)	(9.8%)
-300 basis points	(9,831)	(11.2%)	(15,174)	(15.4%)
-400 basis points	(12,664)	(14.5%)	(19,666)	(20.0%)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company's common stock as part of a stock repurchase program during the three months ended June 30, 2025. However, when incentive stock awards vest, employees and directors may elect to have the Company withhold shares of the Company’s common stock as payment for income and payroll taxes. For the three months ended June 30, 2025, no shares were withheld as payment for income and payroll taxes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

3.1

Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 27, 2025).

3.2	Bylaws of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 27, 2025).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: August 6, 2025	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer