Form 10-Q
period 2025-09-30
BLUE RIDGE BANKSHARES, INC.
filed 2025-11-04
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 91,488,661 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share and per share data)	September 30, 2025	December 31, 2024 (1)
ASSETS
Cash and due from banks	$121,032	$173,533
Restricted cash	—	2,459
Federal funds sold	7,773	838
Securities available for sale, at fair value	341,354	312,035
Restricted equity investments	18,988	19,275
Other equity investments	4,853	4,834
Other investments	20,804	19,405
Loans held for sale	12,819	30,976
Loans held for investment, net of deferred fees and costs	1,912,726	2,111,797
Less: allowance for credit losses	(20,503)	(23,023)
Loans held for investment, net	1,892,223	2,088,774
Accrued interest receivable	11,012	12,537
Premises and equipment, net	21,087	21,394
Right-of-use asset	6,927	7,962
Other intangible assets	2,941	3,859
Deferred tax asset, net	24,171	27,312
Other assets	10,965	12,067
Total assets	$2,496,949	$2,737,260
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$411,100	$452,690
Interest-bearing demand and money market	621,268	598,875
Savings	100,300	100,857
Time	818,411	1,027,020
Total deposits	1,951,079	2,179,442
FHLB borrowings	150,000	150,000
Subordinated notes, net	14,731	39,789
Lease liabilities	7,580	8,613
Other liabilities	18,054	31,628
Total liabilities	2,141,444	2,409,472
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, no par value; 150,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; and 91,636,533 and 84,972,610 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	333,356	322,791
Additional paid-in capital	29,687	29,687
Retained earnings	24,237	17,772
Accumulated other comprehensive loss, net of tax	(31,775)	(42,462)
Total stockholders’ equity	355,505	327,788
Total liabilities and stockholders’ equity	$2,496,949	$2,737,260
(1)
Derived from audited December 31, 2024 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
INTEREST INCOME
Interest and fees on loans	$32,000	$34,747	$93,884	$109,289
Interest on securities, deposit accounts, and federal funds sold	4,213	4,478	12,415	13,098
Total interest income	36,213	39,225	106,299	122,387
INTEREST EXPENSE
Interest on deposits	12,501	16,984	39,495	52,741
Interest on subordinated notes	338	566	1,720	1,678
Interest on FHLB and FRB borrowings	1,463	2,574	4,342	8,433
Total interest expense	14,302	20,124	45,557	62,852
Net interest income	21,911	19,101	60,742	59,535
Recovery of credit losses - loans	(1,800)	(6,000)	(2,500)	(2,400)
Recovery of credit losses - unfunded commitments	—	(200)	—	(1,700)
Total recovery of credit losses	(1,800)	(6,200)	(2,500)	(4,100)
Net interest income after recovery of credit losses	23,711	25,301	63,242	63,635
NONINTEREST INCOME
Fair value adjustments of other equity investments	163	160	8	(8,384)
Residential mortgage banking income	5	2,746	847	8,214
Mortgage servicing rights ("MSRs")	(48)	(2,915)	(185)	(166)
Income (loss) on sale of MSRs	737	(1,011)	1,026	(1,011)
Wealth and trust management	458	730	1,321	1,873
Service charges on deposit accounts	725	376	1,903	1,123
Increase in cash surrender value of bank owned life insurance	9	127	25	797
Bank and purchase card, net	567	690	1,760	1,445
Loss on sale of securities available for sale	—	—	—	(67)
Swap transaction fees	258	—	258	—
Other	959	1,795	3,186	6,934
Total noninterest income	3,833	2,698	10,149	10,758
NONINTEREST EXPENSE
Salaries and employee benefits	11,388	13,938	36,998	44,918
Occupancy and equipment	1,190	1,394	3,700	4,221
Technology and communication	2,314	2,767	7,663	7,378
Legal and regulatory filings	1,008	614	1,842	1,424
Advertising and marketing	267	222	586	702
Audit fees	161	498	1,198	1,948
FDIC insurance	239	1,130	2,363	4,324
Intangible amortization	223	265	701	828
Other contractual services	645	1,634	1,673	5,299
Other taxes and assessments	895	759	2,771	2,290
Regulatory remediation	—	357	—	4,398
Other	1,711	2,876	5,506	10,469
Total noninterest expense	20,041	26,454	65,001	88,199
Income (loss) before income tax expense	7,503	1,545	8,390	(13,806)
Income tax expense (benefit)	1,900	599	1,925	(424)
Net income (loss)	$5,603	$946	$6,465	$(13,382)
Basic and diluted income (loss) per common share	$0.06	$0.01	$0.07	$(0.34)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$5,603	$946	$6,465	$(13,382)
Other comprehensive income:
Gross unrealized gains on securities available for sale arising during the period	8,901	12,803	14,083	13,814
Deferred income tax expense	(1,986)	(2,803)	(3,396)	(3,293)
Reclassification of net loss on securities available for sale included in net loss	—	—	—	67
Deferred income tax benefit	—	—	—	(15)
Other comprehensive income, net of tax	6,915	10,000	10,687	10,573
Comprehensive net income (loss)	$12,518	$10,946	$17,152	$(2,809)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the nine months ended September 30, 2025
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	84,972,610	$322,791	$29,687	$17,772	$(42,462)	$327,788
Net income	—	—	—	6,465	—	6,465
Other comprehensive income	—	—	—	—	10,687	10,687
Exercises of warrants to purchase common stock	3,903,000	9,758	—	—	—	9,758
Repurchases of common stock	(659,949)	(2,767)	—	—	—	(2,767)
Restricted stock awards, net of forfeitures	3,420,872	3,574	—	—	—	3,574
Balance at end of period	91,636,533	$333,356	$29,687	$24,237	$(31,775)	$355,505

	For the three months ended September 30, 2025
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	92,174,530	$334,634	$29,687	$18,634	$(38,690)	$344,265
Net income	—	—	—	5,603	—	5,603
Other comprehensive income	—	—	—	—	6,915	6,915
Exercises of warrants to purchase common stock	125,000	313	—	—	—	313
Repurchases of common stock	(659,949)	(2,767)	—	—	—	(2,767)
Restricted stock awards, net of forfeitures	(3,048)	1,176	—	—	—	1,176
Balance at end of period	91,636,533	$333,356	$29,687	$24,237	$(31,775)	$355,505

	For the nine months ended September 30, 2024
(Dollars in thousands)	Shares of Common Stock	Shares of Series C Preferred Stock	Common Stock	Series C Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	19,198,379	—	$197,636	$—	$252	$33,157	$(45,056)	$185,989
Net loss	—	—	—	—	—	(13,382)	—	(13,382)
Other comprehensive income	—	—	—	—	—	—	10,573	10,573
Issuance of stock and warrants from Private Placements, net of issuance costs	53,922,000	2,732	102,108	137	49,903	—	—	152,148
Restricted stock awards, net of forfeitures	353,768	—	1,019	—	—	—	—	1,019
Balance at end of period	73,474,147	2,732	$300,763	$137	$50,155	$19,775	$(34,483)	$336,347

	For the three months ended September 30, 2024
(Dollars in thousands)	Shares of Common Stock	Shares of Series C Preferred Stock	Common Stock	Series C Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	73,503,647	2,732	$300,976	$137	$50,155	$18,829	$(44,483)	$325,614
Net income	—	—	—	—	—	946	—	946
Other comprehensive income	—	—	—	—	—	—	10,000	10,000
Issuance costs from Private Placements	—	—	(326)	—	—	—	—	(326)
Restricted stock awards, net of forfeitures	(29,500)	—	113	—	—	—	—	113
Balance at end of period	73,474,147	2,732	$300,763	$137	$50,155	$19,775	$(34,483)	$336,347

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities
Net income (loss)	$6,465	$(13,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,028	1,171
Deferred income tax expense	3,396	3,308
Recovery of credit losses - loans	(2,500)	(2,400)
Recovery of credit losses - unfunded commitments	—	(1,700)
Accretion of fair value adjustments on acquired loans, time deposits, and subordinated notes	(1,518)	(1,238)
Fair value adjustments of other equity investments	(8)	8,384
Net adjustments attributable to MSRs	185	166
(Income) loss on sale of MSRs	(1,026)	1,011
Realized loss on sale of securities available for sale	—	67
Increase in cash surrender value of bank owned life insurance	(25)	(797)
Proceeds from sale of other loans held for sale	—	25,250
Proceeds from sale of mortgage loans held for sale	42,370	183,868
Mortgage loans held for sale, originated	(34,168)	(177,632)
Gain on sale of mortgage loans	(532)	(1,469)
Proceeds from sale of guaranteed government loans held for sale	—	1,626
Guaranteed government loans held for sale, originated	—	(293)
Gain on sale of guaranteed government loans	—	(102)
Loss (gain) on disposal of premises and equipment, other investments, other assets, and other real estate owned	256	(252)
Investment amortization expense, net	179	409
Amortization of subordinated debt issuance costs	189	26
Intangible amortization	701	828
Decrease in accrued interest receivable	1,525	1,796
Decrease in other assets	11,587	86
Decrease in other liabilities	(14,607)	(16,932)
Cash provided by operating activities	13,497	11,799
Cash Flows From Investing Activities
Purchase of securities available for sale	(34,509)	—
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	19,446	19,770
Net (increase) decrease in federal funds sold	(6,935)	1,541
Proceeds from sale of premises and equipment, other investments, other assets, MSRs, and other real estate owned	1,132	18,252
Capital calls of SBIC funds and other investments	(1,886)	(2,684)
Nonincome distributions from limited liability companies	503	717
Net decrease in loans held for investment	200,462	236,445
Proceeds from surrender of bank owned life insurance policies	212	34,297
Net change in restricted equity and other investments	260	(2,832)
Purchase of premises and equipment	(852)	(454)
Cash provided by investing activities	177,833	305,052
Cash Flows From Financing Activities
Net decrease in demand, savings, and other interest-bearing deposits	(19,754)	(361,678)
Net (decrease) increase in time deposits	(208,527)	142,386
FHLB advances	—	726,000
FHLB repayments	—	(746,000)
FRB repayments	—	(65,000)
Subordinated note repayments	(25,000)	—
Proceeds from Private Placements, net of issuance costs	—	152,148
Repurchases of common stock	(2,767)	—
Exercises of warrants to purchase common stock	9,758	—
Cash used in financing activities	(246,290)	(152,144)
Net (decrease) increase in cash and due from banks	(54,960)	164,707
Cash and due from banks and restricted cash at beginning of period	175,992	121,151
Cash and due from banks and restricted cash at end of period	$121,032	$285,858
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$48,517	$64,704
Income taxes	$2,920	$—
Non-cash investing and financing activities:
Loans held for investment transferred to other non-real estate owned	$222	$—
Unrealized gains on securities available for sale	$14,083	$13,814
Restricted stock awards, net of forfeitures	$3,574	$1,019

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

Share Repurchase Program

On August 25, 2025, the Company announced the adoption of a share repurchase program (the “Repurchase Program”) pursuant to which the Company may purchase up to $15.0 million of the Company’s common stock.

Repurchases may be made in open market purchases, block trades, or privately negotiated transactions, including upon the exercise of outstanding warrants to purchase common stock. The Company cannot predict when or if it will repurchase additional shares of common stock as the Repurchase Program will depend on a number of factors, including constraints specified in any Securities and Exchange Commission Rule 10b5-1 trading plans, price, and general business and market conditions.

During the three months ended September 30, 2025, the Company repurchased 659,949 shares of common stock at a weighted average price of $4.16 per share totaling $2.8 million.

For additional information regarding the Repurchase Program, see Part II, Item 2 of this Form 10-Q.

Sale of Mortgage Division

On March 27, 2025, the Company completed the previously announced sale of its mortgage division operating as Monarch Mortgage. The sale, which included the transfer of certain assets and leases to an unrelated mortgage company, resulted in a $0.2 million loss, reported in other noninterest income.

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

The table below presents information pertaining to warrants to purchase the Company’s common stock as of and for the period stated.

	As of and for the nine months ended September 30, 2025
	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Warrants outstanding at beginning of period	29,027,999	2,424,000	31,451,999
Warrants exercised during the period (1)	(3,903,000)	—	(3,903,000)
Warrants outstanding at end of period	25,124,999	2,424,000	27,548,999
Remaining exercise term (years)	3.51	3.70

(1) Warrants to purchase 125,000 shares of common stock were exercised during the three months ended September 30, 2025.

Regulatory Matters

The Bank entered into a consent order with the Office of the Comptroller of the Currency (the "OCC") on January 24, 2024 (the "Consent Order"), which generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships and adds time frames by which certain of the directives are required. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. As of September 30, 2025 and December 31, 2024, the Bank’s capital ratios exceeded these minimum capital ratios. The Company believes it has made significant progress towards meeting the requirements of the Consent Order. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.9 and 10.10, respectively, to the 2024 Form 10-K.

Recent Accounting Pronouncements (Issued But Not Adopted)

Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09–Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard was effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU requires prospective application by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or alternately applying the amendments retrospectively by providing the revised disclosures for all periods presented. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements but will result in expanded income tax-related disclosures beginning with its 2025 Form 10-K.

Improvements to Expense Disaggregation Disclosures. In January 2025, the FASB issued ASU 2025-01–Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amended the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements but will result in expanded income statement expense disaggregation disclosures beginning with its financial statements for the year ending December 31, 2027.

Note 2 – Investment Securities and Other Investments

Investment securities classified as available for sale ("AFS") are carried at fair value in the consolidated balance sheets. The following tables present amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated.

	September 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$219,457	$406	$(27,369)	$192,494
U.S. Treasury and agencies	78,905	—	(6,866)	72,039
State and municipal	49,352	1	(5,060)	44,293
Corporate bonds	34,738	67	(2,277)	32,528
Total investment securities	$382,452	$474	$(41,572)	$341,354

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$199,453	$—	$(35,015)	$164,438
U.S. Treasury and agencies	79,430	—	(9,975)	69,455
State and municipal	50,233	—	(7,296)	42,937
Corporate bonds	38,453	—	(3,248)	35,205
Total investment securities	$367,569	$—	$(55,534)	$312,035

As of September 30, 2025 and December 31, 2024, securities with a fair value of $176.6 million and $268.9 million, respectively, were pledged to secure the Bank’s borrowings facility with the Federal Home Loan Bank of Atlanta ("FHLB").

As of September 30, 2025 and December 31, 2024, securities with fair values of $0 and $16.3 million, respectively, were pledged to secure borrowing capacity with the Federal Reserve Bank of Richmond ("FRB") Discount Window.

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$9,890	$9,721
Due after one year through five years	60,979	57,503
Due after five years through ten years	95,584	85,934
Due after ten years	215,999	188,196
Total	$382,452	$341,354

The following tables present fair values and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position as of the dates stated totaling $39.4 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively.

		September 30, 2025
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	82	$11,218	$(9)	$149,494	$(27,360)	$160,712	$(27,369)
U.S. Treasury and agencies	29	—	—	72,039	(6,866)	72,039	(6,866)
State and municipal	56	—	—	41,417	(5,060)	41,417	(5,060)
Corporate bonds	33	1,298	(100)	26,448	(2,177)	27,746	(2,277)
Total	200	$12,516	$(109)	$289,398	$(41,463)	$301,914	$(41,572)

		December 31, 2024
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	85	$11,637	$(107)	$152,802	$(34,908)	$164,439	$(35,015)
U.S. Treasury and agencies	29	—	—	69,453	(9,975)	69,453	(9,975)
State and municipal	70	2,040	(42)	40,531	(7,254)	42,571	(7,296)
Corporate bonds	42	3,803	(21)	30,653	(3,227)	34,456	(3,248)
Total	226	$17,480	$(170)	$293,439	$(55,364)	$310,919	$(55,534)

At September 30, 2025 and December 31, 2024, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $24.2 million and $29.3 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies that are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues and resulted in no identifiable credit losses. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses ("ACL") for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

Restricted equity investments consisted of stock in the FHLB (carrying value of $9.1 million and $9.4 million as of September 30, 2025 and December 31, 2024, respectively), FRB stock (carrying value of $9.4 million at both September 30, 2025 and December 31, 2024), and stock in the Company’s correspondent bank (carrying value of $0.5 million at both September 30, 2025 and December 31, 2024). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.9 million and $4.8 million as of September 30, 2025 and December 31, 2024, respectively.

The Company also holds other investments, primarily in early-stage focused investment funds, which totaled $20.8 million and $19.4 million as of September 30, 2025 and December 31, 2024, respectively, and are reported in other investments on the consolidated balance sheets.

Note 3 – Loans and ACL

The following table presents the amortized cost of loans held for investment as of the dates stated.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$276,609	$354,904
Real estate – construction, commercial	73,473	114,491
Real estate – construction, residential	50,892	51,807
Real estate – commercial	818,101	847,842
Real estate – residential	654,030	692,253
Real estate – farmland	4,645	5,520
Consumer	33,778	43,938
Gross loans held for investment	1,911,528	2,110,755
Deferred costs, net of loan fees	1,198	1,042
Total	$1,912,726	$2,111,797

The Company has pledged certain commercial and residential mortgage loans as collateral for borrowings with the FHLB. Loans totaling $736.0 million and $797.7 million were pledged with the FHLB as of September 30, 2025 and December 31, 2024, respectively. Additionally, the Company has pledged certain construction and commercial and industrial loans totaling $75.4 million and $91.6 million as of September 30, 2025 and December 31, 2024, respectively, as collateral for borrowings with the FRB Discount Window.

The following tables present the aging of the recorded investment of loans held for investment by loan category as of the dates stated.

	September 30, 2025
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$263,961	$1,328	$1,171	$1,700	$8,449	$276,609
Real estate – construction, commercial	73,237	236	—	—	—	73,473
Real estate – construction, residential	50,738	154	—	—	—	50,892
Real estate – commercial	809,216	303	831	—	7,751	818,101
Real estate – residential	642,241	536	1,351	2,350	7,552	654,030
Real estate – farmland	4,645	—	—	—	—	4,645
Consumer	31,831	995	175	202	575	33,778
Deferred costs, net of loan fees	1,198	—	—	—	—	1,198
Total	$1,877,067	$3,552	$3,528	$4,252	$24,327	$1,912,726

	December 31, 2024
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$339,893	$1,335	$1,232	$2,259	$10,185	$354,904
Real estate – construction, commercial	114,238	—	33	—	220	114,491
Real estate – construction, residential	51,807	—	—	—	—	51,807
Real estate – commercial	842,982	625	—	—	4,235	847,842
Real estate – residential	680,406	3,874	476	—	7,497	692,253
Real estate – farmland	5,520	—	—	—	—	5,520
Consumer	41,295	1,296	300	227	820	43,938
Deferred costs, net of loan fees	1,042	—	—	—	—	1,042
Total	$2,077,183	$7,130	$2,041	$2,486	$22,957	$2,111,797

The following tables present the recorded investment of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	September 30, 2025
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$481	$7,968	$8,449
Real estate – commercial	5,699	2,052	7,751
Real estate – residential	2,875	4,677	7,552
Consumer	—	575	575
Total	$9,055	$15,272	$24,327

	December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$778	$9,407	$10,185
Real estate – construction, commercial	—	220	220
Real estate – commercial	—	4,235	4,235
Real estate – residential	1,669	5,828	7,497
Consumer	—	820	820
Total	$2,447	$20,510	$22,957

The Company recognized $289 thousand and $437 thousand of interest income on nonaccrual loans during the three and nine months ended September 30, 2025, respectively, compared to $275 thousand and $463 thousand for the same respective periods in 2024.

The following table presents accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Commercial and industrial	$28	$165	$86	$381
Real estate – construction, commercial	—	35	—	60
Real estate – commercial	27	77	29	175
Real estate – residential	35	52	102	104
Consumer	7	5	14	10
Total	$97	$334	$231	$730

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

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of September 30, 2025. There were no loans classified as doubtful or loss (risk grades 8 and 9, respectively) as of the same date. Also presented are current period gross charge-offs by loan type for the nine months ended September 30, 2025.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$17,449	$8,903	$11,166	$45,179	$10,938	$23,464	$98,045	$215,144
Risk Grades 5 - 6	671	353	1,030	23,518	3,881	4,013	5,046	38,512
Risk Grade 7	—	—	1,804	4,702	12,801	1,879	1,767	22,953
Total	18,120	9,256	14,000	73,399	27,620	29,356	104,858	276,609
Current period gross charge-offs	—	346	368	5,505	12	161	50	6,442

Real estate – construction, commercial
Risk Grades 1 - 4	13,619	5,497	2,191	32,029	3,660	4,332	56	61,384
Risk Grades 5 - 6	176	—	1,078	—	690	10,136	—	12,080
Risk Grade 7	—	—	—	—	9	—	—	9
Total	13,795	5,497	3,269	32,029	4,359	14,468	56	73,473
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – construction, residential
Risk Grades 1 - 4	15,774	10,066	519	75	94	73	300	26,901
Risk Grades 5 - 6	338	—	—	3,186	20,000	—	—	23,524
Risk Grade 7	—	—	—	467	—	—	—	467
Total	16,112	10,066	519	3,728	20,094	73	300	50,892
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – commercial
Risk Grades 1 - 4	40,542	4,554	29,808	200,617	103,935	232,286	17,397	629,139
Risk Grades 5 - 6	—	513	3,368	81,731	8,416	47,878	4,862	146,768
Risk Grade 7	—	1,555	—	31,354	8,566	719	—	42,194
Total	40,542	6,622	33,176	313,702	120,917	280,883	22,259	818,101
Current period gross charge-offs	—	—	—	—	374	63	—	437

Real estate – residential
Risk Grades 1 - 4	4,004	3,062	68,780	210,258	105,871	185,953	54,206	632,134
Risk Grades 5 - 6	805	453	266	781	1,394	5,390	209	9,298
Risk Grade 7	319	—	1,104	3,492	1,264	5,823	596	12,598
Total	5,128	3,515	70,150	214,531	108,529	197,166	55,011	654,030
Current period gross charge-offs	—	—	65	—	—	43	107	215

Real estate – farmland
Risk Grades 1 - 4	—	144	—	990	1,198	1,883	147	4,362
Risk Grades 5 - 6	62	—	126	—	95	—	—	283
Total	62	144	126	990	1,293	1,883	147	4,645
Current period gross charge-offs	—	—	—	—	—	—	—	—

Consumer
Risk Grades 1 - 4	3,714	3,879	11,982	5,900	820	589	5,473	32,357
Risk Grades 5 - 6	—	202	165	199	28	26	—	620
Risk Grade 7	—	43	233	343	137	45	—	801
Total	3,714	4,124	12,380	6,442	985	660	5,473	33,778
Current period gross charge-offs	156	382	191	1,277	53	11	—	2,070

Total Loans
Risk Grades 1 - 4	$95,102	$36,105	$124,446	$495,048	$226,516	$448,580	$175,624	$1,601,421
Risk Grades 5 - 6	2,052	1,521	6,033	109,415	34,504	67,443	10,117	231,085
Risk Grade 7	319	1,598	3,141	40,358	22,777	8,466	2,363	79,022
Total	$97,473	$39,224	$133,620	$644,821	$283,797	$524,489	$188,104	$1,911,528
Total current period gross charge-offs	$156	$728	$624	$6,782	$439	$278	$157	$9,164

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of December 31, 2024. There were no loans classified as loss (risk grade 9) as of the same date.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$13,883	$13,559	$64,530	$14,600	$17,405	$15,760	$98,867	$238,604
Risk Grades 5 - 6	672	24,430	37,503	10,201	5,183	979	15,092	94,060
Risk Grade 7	944	2,248	5,173	10,462	562	1,247	1,521	22,157
Risk Grade 8	—	—	—	82	—	1	—	83
Total	15,499	40,237	107,206	35,345	23,150	17,987	115,480	354,904

Real estate – construction, commercial
Risk Grades 1 - 4	6,219	6,277	65,560	7,776	5,405	4,792	399	96,428
Risk Grades 5 - 6	—	1,090	—	7,567	4,770	4,235	—	17,662
Risk Grade 7	—	116	—	24	—	261	—	401
Total	6,219	7,483	65,560	15,367	10,175	9,288	399	114,491

Real estate – construction, residential
Risk Grades 1 - 4	19,574	8,861	7,837	13,971	—	57	990	51,290
Risk Grades 5 - 6	193	—	—	—	—	—	—	193
Risk Grade 7	—	169	155	—	—	—	—	324
Total	19,767	9,030	7,992	13,971	—	57	990	51,807

Real estate – commercial
Risk Grades 1 - 4	4,747	34,698	245,563	118,435	142,211	133,856	21,323	700,833
Risk Grades 5 - 6	535	5,092	64,677	7,002	14,604	23,104	4,184	119,198
Risk Grade 7	1,565	—	9,970	10,380	2,945	1,355	25	26,240
Risk Grade 8	—	—	—	1,379	—	192	—	1,571
Total	6,847	39,790	320,210	137,196	159,760	158,507	25,532	847,842

Real estate – residential
Risk Grades 1 - 4	2,815	66,780	225,159	114,682	64,548	143,002	53,498	670,484
Risk Grades 5 - 6	853	—	2,303	1,295	318	2,378	95	7,242
Risk Grade 7	—	736	2,153	2,113	1,454	5,822	2,249	14,527
Total	3,668	67,516	229,615	118,090	66,320	151,202	55,842	692,253

Real estate – farmland
Risk Grades 1 - 4	147	—	997	1,239	—	2,753	149	5,285
Risk Grades 5 - 6	—	135	—	100	—	—	—	235
Total	147	135	997	1,339	—	2,753	149	5,520

Consumer
Risk Grades 1 - 4	5,944	17,211	8,716	1,650	1,034	486	7,283	42,324
Risk Grades 5 - 6	74	133	225	99	32	3	—	566
Risk Grade 7	87	330	332	184	63	24	28	1,048
Total	6,105	17,674	9,273	1,933	1,129	513	7,311	43,938

Total Loans
Risk Grades 1 - 4	$53,329	$147,386	$618,362	$272,353	$230,603	$300,706	$182,509	$1,805,248
Risk Grades 5 - 6	2,327	30,880	104,708	26,264	24,907	30,699	19,371	239,156
Risk Grade 7	2,596	3,599	17,783	23,163	5,024	8,709	3,823	64,697
Risk Grade 8	—	—	—	1,461	—	193	—	1,654
Total	$58,252	$181,865	$740,853	$323,241	$260,534	$340,307	$205,703	$2,110,755

The following tables present an analysis of the change in the ACL by loan segment for the periods stated.

	For the three months ended September 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974
(Recovery of) provision for credit losses - loans	(2,594)	(135)	(8)	314	(304)	(1)	928	(1,800)
Charge-offs	(1,781)	—	—	(374)	(92)	—	(1,035)	(3,282)
Recoveries	3,303	—	—	38	222	—	48	3,611
Net recoveries (charge-offs)	1,522	—	—	(336)	130	—	(987)	329
ACL, end of period	$4,774	$1,137	$390	$5,857	$7,827	$14	$504	$20,503

	For the three months ended September 30, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$6,916	$3,188	$737	$10,262	$6,240	$18	$675	$28,036
(Recovery of) provision for credit losses - loans	(6,059)	(45)	(77)	(69)	(241)	1	490	(6,000)
Charge-offs	(6,001)	—	—	(1,109)	(30)	—	(773)	(7,913)
Recoveries	11,095	—	—	—	60	—	175	11,330
Net recoveries (charge-offs)	5,094	—	—	(1,109)	30	—	(598)	3,417
ACL, end of period	$5,951	$3,143	$660	$9,084	$6,029	$19	$567	$25,453

	For the nine months ended September 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(2,636)	(920)	(150)	(45)	(120)	(4)	1,375	(2,500)
Charge-offs	(6,442)	—	—	(437)	(215)	—	(2,070)	(9,164)
Recoveries	8,085	—	—	376	229	—	454	9,144
Net recoveries (charge-offs)	1,643	—	—	(61)	14	—	(1,616)	(20)
ACL, end of period	$4,774	$1,137	$390	$5,857	$7,827	$14	$504	$20,503

	For the nine months ended September 30, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893
(Recovery of) provision for credit losses - loans	(2,351)	(881)	(395)	264	(259)	4	1,218	(2,400)
Charge-offs	(19,940)	—	(39)	(1,109)	(74)	—	(2,063)	(23,225)
Recoveries	14,455	—	—	—	76	—	654	15,185
Net charge-offs	(5,485)	—	(39)	(1,109)	2	—	(1,409)	(8,040)
ACL, end of period	$5,951	$3,143	$660	$9,084	$6,029	$19	$567	$25,453

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and the provision for (recovery of) credit losses for loans held for investment as of and for the three and nine months ended September 30, 2025.

Excluded from the ACL as of both September 30, 2025 and December 31, 2024 were $9.0 million and $10.7 million of accrued interest attributable to loans held for investment, respectively, which is included in accrued interest receivable on the consolidated balance sheets.

The following table presents the amortized cost of collateral-dependent loans that were individually evaluated for credit losses as of the dates stated.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$20,145	$42,723
Real estate – construction, commercial	—	116
Real estate – commercial	32,879	26,994
Real estate – residential	6,214	9,586
Total collateral-dependent loans	$59,238	$79,419

Acquired Loans

As of September 30, 2025 and December 31, 2024, the amortized cost of purchased credit deteriorated ("PCD") loans totaled $30.0 million and $43.8 million, respectively, with an estimated ACL of $0.2 million and $0.3 million, respectively. The remaining non-credit discount on PCD loans was $2.2 million and $3.0 million as of September 30, 2025 and December 31, 2024, respectively.

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

	For the three months ended September 30,
	2025			2024
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Combined - term extension and payment deferral
Commercial and industrial	—	$—	(—%)	1	$229	0.06%
Total combined - term extension and payment deferral	—	$—		1	$229

Combined - term extension, payment deferral, interest rate reduction
Commercial and industrial	—	$—	(—%)	1	$190	0.05%
Total combined - term extension, payment deferral, interest rate reduction	—	$—		1	$190

Term extension
Commercial and industrial	—	$—	(—%)	2	$560	0.15%
Real estate – commercial	3	472	0.06%	—	—	(—%)
Real estate – residential	1	51	0.01%	1	72	0.01%
Total term extension	4	$523		3	$632

Payment deferral
Real estate – residential	—	$—	(—%)	1	$504	0.07%
Consumer loans	—	—	(—%)	—	—	(—%)
Total payment deferral	—	$—		1	$504

Total	4	$523		6	$1,555

	For the nine months ended September 30,
	2025			2024
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Combined - term extension and payment deferral
Commercial and industrial	—	$—	(—%)	1	$229	0.06%
Total combined - term extension and payment deferral	—	$—		1	$229

Combined - term extension, payment deferral, interest rate reduction
Commercial and industrial	—	$—	(—%)	2	$409	0.11%
Total combined - term extension, payment deferral, interest rate reduction	—	$—		2	$409

Interest forgiven
Real estate – residential	1	$139	0.02%	—	$—	(—%)
Total interest forgiven	1	$139		—	$—

Term extension
Commercial and industrial	1	$1,940	(—%)	2	$560	0.15%
Real estate – commercial	3	472	0.06%	1	38	(—%)
Real estate – residential	1	51	0.01%	1	72	0.01%
Total term extension	5	$2,463		4	$670

Payment deferral
Commercial and industrial	—	$—	(—%)	1	$161	0.04%
Real estate – residential	—	—	(—%)	1	504	0.07%
Total payment deferral	—	$—		2	$665

Total	6	$2,602		9	$1,973

The following tables present additional information including the financial effects of TLMs as of and for the periods stated.

	As of and for the three months ended September 30, 2025
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Commercial and industrial	20	—	$—	$—
Real estate – commercial	13	—	—	—
Real estate – residential	15	—	—	—

	As of and for the three months ended September 30, 2024
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Commercial and industrial	76	12.24%	$6	$—
Real estate – residential	84	—	162	—
Consumer loans	—	—	1	—

	As of and for the nine months ended September 30, 2025
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Commercial and industrial	20	—	$—	$—
Real estate – commercial	13	—	—	—
Real estate – residential	15	—	—	45

	As of and for the nine months ended September 30, 2024
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Commercial and industrial	65	11.28%	$10	$—
Real estate – commercial	84	—	—	—
Real estate – residential	84	—	162	—
Consumer loans	—	—	1	—

The following tables present an aging analysis of the amortized cost of loans designated as TLMs as of the dates stated.

	September 30, 2025
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$939	$—	$—	$4,279	$5,218
Real estate – construction, residential	—	154	—	—	154
Real estate – commercial	506	—	—	2,999	3,505
Real estate – residential	238	—	—	630	868
Consumer loans	—	—	—	6	6
Total modified loans	$1,683	$154	$—	$7,914	$9,751

	December 31, 2024
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$554	$—	$—	$2,745	$3,299
Real estate – construction, residential	155	—	—	—	155
Real estate – commercial	37	—	—	2,999	3,036
Real estate – residential	194	—	—	500	694
Consumer loans	—	—	—	10	10
Total modified loans	$940	$—	$—	$6,254	$7,194

As of September 30, 2025 and December 31, 2024, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of loans designated as TLMs that were modified in the preceding twelve months and had a payment default during the periods stated.

	As of and for the nine months ended September 30,
	2025			2024
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Interest forgiveness
Real estate – residential	1	$139	0.02%	—	$—	0.00%
Total interest forgiveness	1	$139		—	$—
Total	1	$139		—	$—

As of September 30, 2025, six residential mortgage loans with a total amortized cost of $2.7 million were in the process of foreclosure.

Note 4 – Borrowings

FHLB Borrowings

The Bank has a borrowing facility from the FHLB secured by pledged qualifying securities and commercial and residential mortgage loans. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $150.0 million at both September 30, 2025 and December 31, 2024. The FHLB borrowings required the Bank to hold $9.1 million and $9.4 million of FHLB stock at September 30, 2025 and December 31, 2024, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At September 30, 2025 and December 31, 2024, the Bank also had letters of credit outstanding with the FHLB in the amounts of $41.2 million and $51.2 million, respectively, of which $40.0 million and $50.0 million was for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same respective dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB.

At September 30, 2025 and December 31, 2024, the secured facility totaled $620.9 million and $696.0 million, respectively, based on pledged collateral. Available balances on the FHLB credit facility were $429.7 million and $494.9 million as of September 30, 2025 and December 31, 2024, respectively. The decline in the secured capacity of the FHLB borrowing facility as of September 30, 2025 from the prior year end was primarily due to the release of securities held as collateral.

The following table presents information regarding FHLB borrowings outstanding as of both September 30, 2025 and December 31, 2024.

(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed rate credit	$50,000	3/15/2023	4.07%	3/15/2027
Fixed rate credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed rate credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$150,000

At September 30, 2025, 1-4 family residential loans, multi-family residential loans, and commercial real estate loans classified as held for investment with a lendable value of $453.2 million and securities with a lendable value of $167.7 million were pledged for the borrowing facility with the FHLB.

FRB Borrowings

The Company may obtain advances from the FRB through its Discount Window. Advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans. The Company had secured borrowing capacity with the FRB Discount Window of $75.4 million and $105.7 million as of September 30, 2025 and December 31, 2024, respectively, of which the Company had no outstanding advances as of either date.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank available for overnight borrowing, which totaled $10.0 million as of both September 30, 2025 and December 31, 2024. This line bears interest at the prevailing rates for such loans and is cancelable any time by the correspondent bank. As of both September 30, 2025 and December 31, 2024, the Company had no outstanding advances on this secured line.

Subordinated Notes

The Company had $14.7 million and $39.8 million of subordinated notes, net, outstanding as of September 30, 2025 and December 31, 2024, respectively. Prior to June 1, 2025, the Company's subordinated notes had been comprised of a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”) and a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On June 1, 2025, the Company completed the $15.0 million redemption of the 2030 Note. The interest rate on the 2030 Note was 6.0% up to the redemption date. Interest expense on the 2030 Note was $0 and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

On July 15, 2025, the Company completed a $10.0 million partial redemption of its 2029 Notes. The 2029 Notes bore interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 15, 2029, or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate plus 433.5 basis points, payable quarterly in arrears. As of September 30, 2025, the 2029 Notes bore an annual interest rate of 8.65%. As of September 30, 2025, the net carrying amount of the 2029 Notes was $14.7 million, inclusive of a $0.3 million purchase accounting adjustment (premium). For the three months ended September 30, 2025 and 2024, the effective interest rate on the 2029 Notes was 7.49% and 5.31%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). For the nine months ended September 30, 2025 and 2024, the effective interest rate on the 2029 Notes was 7.84% and 5.21%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

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

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	September 30, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$192,494	$—	$192,494	$—
U.S. Treasury and agencies	72,039	—	72,039	—
State and municipals	44,293	—	44,293	—
Corporate bonds	32,528	—	32,028	500
Total securities available for sale	$341,354	$—	$340,854	$500
Other assets
MSRs	$201	$—	$—	$201
Rabbi trust assets	676	676	—	—
Interest rate swap asset	450	—	450	—
Other liabilities
Interest rate swap liability	480	—	480	—

	December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$164,438	$—	$164,438	$—
U.S. Treasury and agencies	69,455	—	69,455	—
State and municipals	42,937	—	42,937	—
Corporate bonds	35,205	—	34,455	750
Total securities available for sale	$312,035	$—	$311,285	$750
Other assets
MSRs	$386	$—	$—	$386
Rabbi trust assets	600	600	—	—
Mortgage derivative asset	140	—	140	—
Interest rate swap asset	95	—	95	—
Other liabilities
Interest rate swap liability	$95	$—	$95	$—

The following table presents the change in corporate bonds and MSRs using Level 3 inputs for the periods stated.

(Dollars in thousands)	Corporate Bonds	MSRs
Balance as of December 31, 2024	$750	$386
Called security available for sale	(250)	—
Fair value adjustments	—	(185)
Balance as of September 30, 2025	$500	$201

As of September 30, 2025 and December 31, 2024, one corporate bond totaling $0.5 million and two corporate bonds totaling $0.8 million, respectively, were reported at their respective amortized cost basis and as Level 3 assets in the fair value hierarchy, as there were no observable market prices for similar investments.

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	September 30, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,853	$—	$1,847	$3,006
Collateral-dependent loans	3,053	—	—	3,053
Loans held for sale	12,819	—	12,819	—
Other non-real estate owned (1)	222	—	—	222

(1) Included in other assets on the consolidated balance sheets.

	December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,834	$—	$1,828	$3,006
Collateral-dependent loans	6,954	—	—	6,954
Loans held for sale	30,976	—	30,976	—
Other real estate owned ("OREO") (1)	279	—	—	279

(1) Included in other assets on the consolidated balance sheets.

The following tables present quantitative information about Level 3 fair value measurements of assets measured on a nonrecurring basis as of the dates stated.

(Dollars in thousands)	Balance as of September 30, 2025	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	3,053	Selling Costs	5%
Other non-real estate owned (1)
Discounted cash flows technique	222	Discount Rate	20%

(1) Included in other assets on the consolidated balance sheets.

(Dollars in thousands)	Balance as of December 31, 2024	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	6,954	Selling Costs	7% - 15%
OREO (1)
Discounted sales price technique	279	Selling Costs	7%

(1) Included in other assets on the consolidated balance sheets.

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated.

	September 30, 2025
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$121,032	$121,032	$121,032	$—	$—
Federal funds sold	7,773	7,773	7,773	—	—
Securities available for sale	341,354	341,354	—	340,854	500
Restricted equity investments	18,988	18,988	—	18,988	—
Other equity investments	4,853	4,853	—	1,847	3,006
Other investments	20,804	20,804	—	—	20,804
Loans held for sale	12,819	12,819	—	12,819	—
Loans held for investment, net	1,892,223	1,826,790	—	—	1,826,790
Accrued interest receivable	11,012	11,012	—	11,012	—
Bank owned life insurance	896	896	—	896	—
MSRs	201	201	—	—	201
Financial Liabilities
Noninterest-bearing demand	$411,100	$411,100	$411,100	$—	$—
Interest-bearing demand and money market	621,268	621,268	—	621,268	—
Savings	100,300	100,300	—	100,300	—
Time	818,411	821,302	—	—	821,302
FHLB borrowings	150,000	150,424	—	150,424	—
Subordinated notes, net	14,731	13,888	—	—	13,888

	December 31, 2024
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$173,533	$173,533	$173,533	$—	$—
Restricted cash	2,459	2,459	2,459	—	—
Federal funds sold	838	838	838	—	—
Securities available for sale	312,035	312,035	—	311,285	750
Restricted equity investments	19,275	19,275	—	19,275	—
Other equity investments	4,834	4,834	—	1,828	3,006
Other investments	19,405	19,405	—	—	19,405
Loans held for sale	30,976	30,976	—	30,976	—
Loans held for investment, net	2,088,774	1,998,668	—	—	1,998,668
Accrued interest receivable	12,537	12,537	—	12,537	—
Bank owned life insurance	1,083	1,083	—	1,083	—
MSRs	386	386	—	—	386
Financial Liabilities
Noninterest-bearing demand	$452,690	$452,690	$452,690	$—	$—
Interest-bearing demand and money market	598,875	598,875	—	598,875	—
Savings	100,857	100,857	—	100,857	—
Time	1,027,020	1,029,199	—	—	1,029,199
FHLB borrowings	150,000	152,782	—	152,782	—
Subordinated notes, net	39,789	38,765	—	—	38,765

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

In addition to the foregoing capital requirements, the Bank is subject to minimum capital ratios set forth in the Consent Order that are higher than those required for capital adequacy purposes generally. The Bank is required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of September 30, 2025 and December 31, 2024, the Bank met these minimum capital ratios. Until the Consent Order has been lifted, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

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

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank and the related capital amounts for both the leverage ratio and the total risk based capital ratio. The CECL Transitional Amount was $8.1 million, of which $6.1 million and $4.1 million reduced the regulatory capital amounts and capital ratios as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$365,989	19.96%	$192,507	10.50%	$183,340	10.00%	$238,342	13.00%
Blue Ridge Bankshares, Inc.	$407,122	22.02%	$147,898	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$347,348	18.95%	$155,840	8.50%	$146,673	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$376,650	20.37%	$110,924	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$347,348	18.95%	$128,338	7.00%	$119,171	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$376,650	20.37%	$83,193	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$347,348	13.67%	$101,650	4.00%	$127,062	5.00%	$254,125	10.00%
Blue Ridge Bankshares, Inc.	$376,650	14.70%	$102,518	4.00%	n/a	n/a	n/a	n/a

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$358,848	17.26%	$218,260	10.50%	$207,866	10.00%	$270,226	13.00%
Blue Ridge Bankshares, Inc.	$414,284	19.79%	$167,444	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$176,687	8.50%	$166,293	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$125,583	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$145,507	7.00%	$135,113	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$94,187	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$340,386	11.80%	$115,364	4.00%	$144,204	5.00%	$288,409	10.00%
Blue Ridge Bankshares, Inc.	$360,933	12.43%	$116,169	4.00%	n/a	n/a	n/a	n/a

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2025 and December 31, 2024, the Company had outstanding loan commitments of $243.6 million and $283.2 million, respectively. Of these amounts, $35.5 million and $32.9 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2025 and December 31, 2024, commitments under outstanding financial stand-by letters of credit totaled $9.5 million and $12.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

The Company recorded no provision for credit losses for unfunded commitments for either the three months or nine months ended September 30, 2025. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $0.9 million as of both September 30, 2025 and December 31, 2024.

As part of the sale of substantially all of its MSR portfolio during 2024, the Company recorded a reserve for estimated putbacks, transition costs, and unearned sales proceeds. The putbacks related to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, all of which were subject to term limits per the respective sales agreements. As of September 30, 2025, all such term limits have expired. The reserve for unearned sales proceeds relates to the Company providing certain documentation to the buyers. In the three and nine months ended September 30, 2025, the Company received $0.7 million and $1.0 million, respectively, of previously unearned sale proceeds, which resulted in a corresponding release of the reserve and were reported as income on sale of MSRs on the consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the reserve was $0.6 million and $1.8 million, respectively, and was included in other liabilities on the consolidated balance sheet.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At September 30, 2025 and December 31, 2024, the Company had future commitments outstanding totaling $5.2 million and $7.1 million, respectively, related to these investments.

Note 8 – Stock-Based Compensation

The Company has granted restricted stock awards (“time-based RSAs”) to employees and directors, and performance-based restricted stock awards (“PSAs”) to employees, under equity incentive plans that have been approved by the Company's shareholders. Time-based RSAs vest over time and are considered fixed awards as the number of shares and fair value is known at the date of grant. The fair value of the award at the grant date is amortized over the requisite service period, which is generally three years. PSAs vest at the end of a specified period contingent on the Company's achievement of financial goals and are expensed on a straight-line basis over the performance period, with adjustments periodically based on projected achievement of such performance goals.

On April 29, 2025, the Company granted PSAs totaling 3,400,000 shares of common stock to certain executive officers. The vesting of these awards is contingent upon the Company achieving specified performance thresholds over three one-year measurement periods. Stock-based compensation expense, reported as a component of salaries and employee benefits in the consolidated statements of operations, was $1.2 million and $3.5 million for the three and nine months ended September 30, 2025, respectively, compared to $0.1 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.

The following table presents the activity in time-based RSAs and PSAs as of the dates and for the periods stated.

	For the nine months ended September 30, 2025
	Time-based RSAs		PSAs
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Shares unvested and outstanding at beginning of period	585,700	$3.63	116,830	$11.43
Granted	145,643	3.74	3,400,000	3.54
Vested (1)	(179,590)	4.09	—	—
Forfeited	(49,395)	4.34	(56,346)	14.20
Shares unvested and outstanding at end of period	502,358	$3.43	3,460,484	$3.60

(1) Shares totaling 19,022 were withheld as payment of taxes in the nine months ended September 30, 2025.

Note 9 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS"), the weighted average number of shares outstanding used in computing EPS, the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated, and the weighted average number of securities excluded from the computation of diluted EPS because their effects would have been anti-dilutive.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$5,603	$946	$6,465	$(13,382)

Weighted average common shares outstanding, basic	88,547,750	73,366,140	87,612,199	39,132,557
Effect of dilutive securities (1)	10,836,329	13,720,237	8,977,523	—
Weighted average common shares outstanding, dilutive	99,384,079	87,086,377	96,589,722	39,132,557

Basic and diluted income (loss) per common share	$0.06	$0.01	$0.07	$(0.34)

(1) Components of dilutive securities
PSAs	952,496	1,805	371,911	—
Preferred stock	—	10,928,000	—	—
Warrants	9,883,833	2,790,432	8,605,612	—
Total weighted average dilutive securities	10,836,329	13,720,237	8,977,523	—

Weighted average anti-dilutive securities excluded from diluted EPS
PSAs	—	92,727	1,613	95,605
Stock options	19,933	29,741	21,544	29,979
Preferred stock	—	—	—	10,928,000
Warrants	—	—	—	1,884,183
Total weighted average anti-dilutive securities	19,933	122,468	23,157	12,937,767

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

	As of and for the three months ended September 30, 2025
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$36,203	$10	$—	$—	$36,213
Interest expense	13,964	—	338	—	14,302
Net interest income	22,239	10	(338)	—	21,911
Recovery of credit losses	(1,800)	—	—	—	(1,800)
Net interest income after recovery of credit losses	24,039	10	(338)	—	23,711
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	163	—	163
Residential mortgage banking income	—	5	—	—	5
MSRs	—	(48)	—	—	(48)
Income on sale of MSRs	—	737	—	—	737
Other	3,075	—	—	(99)	2,976
Total noninterest income	3,075	694	163	(99)	3,833
NONINTEREST EXPENSE
Salaries and employee benefits	11,325	63	—	—	11,388
Occupancy and equipment	1,179	11	—	—	1,190
Technology and communication	2,147	167	—	—	2,314
Other	5,121	71	56	(99)	5,149
Total noninterest expense	19,772	312	56	(99)	20,041
Income (loss) before income tax expense	7,342	392	(231)	—	7,503
Income tax expense (benefit)	1,949	—	(49)	—	1,900
Net income (loss)	$5,393	$392	$(182)	$—	$5,603
Total assets	$2,475,826	$947	$371,288	$(351,112)	$2,496,949

	As of and for the three months ended September 30, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$38,803	$422	$—	$—	$39,225
Interest expense	19,385	174	565	—	20,124
Net interest income	19,418	248	(565)	—	19,101
Recovery of credit losses	(6,200)	—	—	—	(6,200)
Net interest income after recovery of credit losses	25,618	248	(565)	—	25,301
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	160	—	160
Residential mortgage banking income	—	2,746	—	—	2,746
MSRs	—	(2,915)	—	—	(2,915)
Loss on sale of MSRs	—	(1,011)	—	—	(1,011)
Other	3,812	—	2	(96)	3,718
Total noninterest income	3,812	(1,180)	162	(96)	2,698
NONINTEREST EXPENSE
Salaries and employee benefits	12,554	1,365	19	—	13,938
Occupancy and equipment	1,286	108	—	—	1,394
Technology and communication	2,457	310	—	—	2,767
Regulatory remediation	357	—	—	—	357
Other	6,953	722	419	(96)	7,998
Total noninterest expense	23,607	2,505	438	(96)	26,454
Income (loss) before income tax expense	5,823	(3,437)	(841)	—	1,545
Income tax expense (benefit)	1,523	(751)	(173)	—	599
Net income (loss)	$4,300	$(2,686)	$(668)	$—	$946
Total assets	$2,900,927	$33,519	$377,806	$(367,561)	$2,944,691

	As of and for the nine months ended September 30, 2025
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$106,108	$191	$—	$—	$106,299
Interest expense	43,797	40	1,720	—	45,557
Net interest income	62,311	151	(1,720)	—	60,742
Recovery of credit losses	(2,500)	—	—	—	(2,500)
Net interest income after recovery of credit losses	64,811	151	(1,720)	—	63,242
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	8	—	8
Residential mortgage banking income	—	847	—	—	847
MSRs	—	(185)	—	—	(185)
Income on sale of MSRs	—	1,026	—	—	1,026
Other	8,750	—	—	(297)	8,453
Total noninterest income	8,750	1,688	8	(297)	10,149
NONINTEREST EXPENSE
Salaries and employee benefits	35,095	1,903	—	—	36,998
Occupancy and equipment	3,625	75	—	—	3,700
Technology and communication	6,686	977	—	—	7,663
Other	15,571	626	740	(297)	16,640
Total noninterest expense	60,977	3,581	740	(297)	65,001
Income (loss) before income tax expense	12,584	(1,742)	(2,452)	—	8,390
Income tax expense (benefit)	2,923	(483)	(515)	—	1,925
Net income (loss)	$9,661	$(1,259)	$(1,937)	$—	$6,465
Total assets	$2,475,826	$947	$371,288	$(351,112)	$2,496,949

	As of and for the nine months ended September 30, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$121,181	$1,206	$—	$—	$122,387
Interest expense	60,636	539	1,677	—	62,852
Net interest income	60,545	667	(1,677)	—	59,535
Recovery of credit losses	(4,100)	—	—	—	(4,100)
Net interest income after recovery of credit losses	64,645	667	(1,677)	—	63,635
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(8,384)	—	(8,384)
Residential mortgage banking income	—	8,214	—	—	8,214
MSRs	—	(166)	—	—	(166)
Loss on sale of MSRs	—	(1,011)	—	—	(1,011)
Other	12,374	—	19	(288)	12,105
Total noninterest income	12,374	7,037	(8,365)	(288)	10,758
NONINTEREST EXPENSE
Salaries and employee benefits	40,307	4,548	63	—	44,918
Occupancy and equipment	3,870	351	—	—	4,221
Technology and communication	6,425	953	—	—	7,378
Regulatory remediation	4,398	—	—	—	4,398
Other	24,460	2,231	881	(288)	27,284
Total noninterest expense	79,460	8,083	944	(288)	88,199
(Loss) income before income tax expense	(2,441)	(379)	(10,986)	—	(13,806)
Income tax expense (benefit)	1,960	(90)	(2,294)	—	(424)
Net (loss) income	$(4,401)	$(289)	$(8,692)	$—	$(13,382)
Total assets	$2,900,927	$33,519	$377,806	$(367,561)	$2,944,691

Included in other expenses are costs for legal and regulatory filings, audit fees, other contractual services, and other miscellaneous expenses.

The Company had no transactions with a single customer that in the aggregate resulted in revenues exceeding 10% of consolidated total revenues for the three and nine months ended September 30, 2025 and 2024.

Note 11 – Legal Matters

In the ordinary course of operations, the Company is party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

On December 20, 2024, a former Deputy Bank Secrecy Act Officer and manager at the Bank filed suit against the Company and the Company’s and the Bank’s Chief Executive Officer, in the Circuit Court of the City of Richmond (Virginia) alleging that she was retaliated against and constructively discharged in violation of the Virginia Whistleblower Protection Act, Va. Code § 40.1-27.3, and Bowman v. State Bank of Keysville, 331 S.E.2d 797 (Va. 1985). On December 30, 2024, the Company removed the matter to the United States District Court for the Eastern District of Virginia, where it subsequently filed a motion to dismiss. On July 18, 2025, the court granted the Company’s motion to dismiss. The case caption in the district court is Porter v. Blue Ridge Bankshares, Inc. (No. 3:24-cv-909 (E.D. Va.)). On August 15, 2025, the plaintiff appealed the dismissal of her claims to the U.S. Court of Appeals for the Fourth Circuit, Case No. 25-1970, asserting various violations of law. The Company believes the plaintiff’s claims are without merit and will continue to defend itself vigorously in the matter.

On December 5, 2023, an alleged shareholder of the Company commenced a putative class action in the U.S. District Court for the Eastern District of New York (No. 1:23-cv-08944) (Russell Hunter v. Blue Ridge Bankshares, Inc., et al.) on behalf of himself and any persons or entities who purchased the publicly traded stock of the Company between February 3, 2023 and October 31, 2023, both dates inclusive (the “Action”). The Action alleges violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions related to accounting judgments in the Company’s filings with the Securities and Exchange Commission. The complaint seeks certification of a class action, unspecified damages, and attorney’s fees. The putative class representative filed an amended complaint, and the Company filed a letter seeking permission to file a motion to dismiss. The parties engaged in non-binding mediation on December 5, 2024, during which the parties agreed in principle to settlement terms for $2.5 million. The Company was insured for its legal fees and for the settlement amount less a deductible that was expensed in 2024. On February 4, 2025, the plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement, which, if granted, would settle the Action and any claims related to the Action or that could have been brought in the Action by the parties, the parties’ counsel, or settlement class members (the “Motion”). The Motion expressly disclaims any fault, liability, or wrongdoing on the part of the Company. On June 6, 2025, the court conducted a preliminary fairness hearing regarding the Motion. On June 11, 2025, the federal magistrate judge recommended that the court grant the Motion. On July 5, 2025, the court adopted the magistrate’s report and recommendation, and on July 25, 2025, the court granted preliminary approval of the settlement, effective July 5, 2025. Also on July 25, 2025, the court set a final settlement approval hearing date of October 29, 2025. On July 29, 2025, the defendants satisfied their payment obligations under the settlement. On October 29, 2025, the court held a final settlement approval hearing at which no objections to the settlement were raised.

Note 12 – Subsequent Events

On October 27, 2025, the Company announced a special cash dividend of $0.25 per share of the Company’s common stock. The dividend is payable on November 21, 2025 to shareholders of record as of the close of business on November 7, 2025 and will total approximately $30.0 million.

Subsequent to September 30, 2025, and pursuant to the Repurchase Program, warrants to purchase 3,229,000 shares of the Company's common stock were repurchased by the Company for $6.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company's operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations for the balance of 2025, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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

•
The emergence of digital assets and payment stablecoins, and evolving legislative or regulatory frameworks, may alter deposit flows, competition, and credit intermediation. Changes or gaps in these emerging rules could adversely affect the Company’s funding, liquidity, or overall financial performance;
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
•
political developments, including government shutdowns and other significant disruptions and changes in the funding, size, scope and effectiveness of the federal government, its agencies and services;
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

Share Repurchase Program

On August 25, 2025, the Company announced the adoption of a share repurchase program (the “Repurchase Program”) pursuant to which the Company may purchase up to $15.0 million of the Company’s common stock.

Repurchases may be made in open market purchases, block trades, or privately negotiated transactions, including upon the exercise of outstanding warrants to purchase common stock. The Company cannot predict when or if it will repurchase additional shares of common stock as the Repurchase Program will depend on a number of factors, including constraints specified in any SEC Rule 10b5-1 trading plans, price, and general business and market conditions.

During the three months ended September 30, 2025, the Company repurchased 659,949 shares of common stock at a weighted average price of $4.16 per share totaling $2.8 million.

For information regarding the Repurchase Program, please see Part II, Item 2 of this Form 10-Q.

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

Regulatory Matters

On January 24, 2024, the Bank consented to the issuance of the Consent Order by the OCC ("Consent Order"). The Consent Order generally incorporates the provisions of the formal written agreement (the "Written Agreement") entered into between the Bank and the OCC on August 29, 2022, as well as adding new provisions. The Written Agreement principally concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing the third-party, Bank Secrecy Act/Anti-Money Laundering, and information technology risks stemming from its fintech partnerships and adds time frames by which certain of the directives are required. The Consent Order also requires the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. As of September 30, 2025 and December 31, 2024, the Bank’s capital ratios exceeded these minimum capital ratios. The Company believes it has made significant progress towards meeting the requirements of the Consent Order. Complete copies of the Written Agreement and the Consent Order are included as Exhibits 10.9 and 10.10, respectively, of the 2024 Form 10-K.

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

The table below presents information pertaining to warrants to purchase the Company’s common stock as of and for the period stated.

	As of and for the nine months ended September 30, 2025
	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Warrants outstanding at beginning of period	29,027,999	2,424,000	31,451,999
Warrants exercised during the period (1)	(3,903,000)	—	(3,903,000)
Warrants outstanding at end of period	25,124,999	2,424,000	27,548,999
Remaining exercise term (years)	3.51	3.70

(1) Warrants to purchase 125,000 shares of common stock were exercised during the three months ended September 30, 2025.

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

Comparison of Financial Condition as of September 30, 2025 and December 31, 2024

Total assets were $2.50 billion as of September 30, 2025, a decrease of $240.3 million from $2.74 billion as of December 31, 2024. Most of this decrease was attributable to a decline in loans held for investment, which decreased $199.1 million to $1.91 billion as of September 30, 2025, from $2.11 billion as of December 31, 2024. Of the decline in loans held for investment, $83.9 million was due to a continuation of the Company's actions beginning in 2024 to purposefully and selectively reduce balances of loans where borrowers did not represent in-market relationships. The allowance for credit losses ("ACL") was $20.5 million and $23.0 million as of September 30, 2025 and December 31, 2024, respectively.

Total deposits were $1.95 billion as of September 30, 2025, a net decrease of $228.4 million from December 31, 2024. The decline in the first nine months of 2025 was primarily due to a $134.6 million decrease in brokered time deposits.

Total stockholders’ equity increased by $27.7 million to $355.5 million as of September 30, 2025, from $327.8 million at December 31, 2024, primarily due to additional capital of $9.8 million from the exercise of warrants issued in the Private Placements, a $10.7 million decrease in after-tax unrealized losses in the Company’s portfolio of securities available for sale, and net income for the nine months ended September 30, 2025 of $6.5 million, partially offset by $2.8 million of share repurchases pursuant to the Repurchase Program.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025, the Company reported net income of $5.6 million, or $0.06 per diluted common share, compared to net income of $0.9 million, or $0.01 per diluted common share, for the same period of 2024.

For the nine months ended September 30, 2025, the Company reported net income of $6.5 million, or $0.07 per diluted common share, compared to a net loss of $13.4 million, or ($0.34) per diluted common share, for the same period of 2024.

Net income for the three and nine months ended September 30, 2025 included $2.3 million and $2.7 million, respectively, of after-tax loan fee income due to the payoff of the Company's largest previously criticized out-of-market loan relationship. In the 2025 periods, the Company received unearned sale proceeds, resulting in an after-tax release of reserves of $0.6 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, which were reported as income on sale of mortgage servicing rights ("MSRs") on the consolidated statements of operations. After-tax severance costs were $0.1 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. After-tax regulatory remediation expenses in connection with the Consent Order for both the three and nine months ended September 30, 2025 were $0, compared to $0.3 million and $3.4 million of after-tax costs incurred for the same respective periods in 2024.

Net income for the nine months ended September 30, 2025 also included an after-tax benefit of $1.0 million – primarily the recovery of non-credit-related amounts in the second quarter of 2025 reserved for in the prior year – as the Company concluded outstanding exit activities with a former fintech banking-as-a-service (“BaaS”) partner. The net loss for the nine months ended September 30, 2024 included a second quarter $6.7 million non-cash, after-tax negative fair value adjustment recorded for an equity investment in a fintech company, partially offset by a $6.6 million after-tax recovery of credit losses on a specialty finance loan that was sold in the third quarter of 2024.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets less the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet size, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. Net interest income for the three and nine months ended September 30, 2025 was $21.9 million and $60.7 million, respectively, a decline of $2.8 million and $1.2 million from the same respective periods in 2024.

Interest income for the three and nine months ended September 30, 2025 was $36.2 million and $106.3 million, respectively, representing decreases of $3.0 million and $16.1 million from the same respective periods in 2024. The decline was primarily attributable to lower average balances of loans held for investment, partially offset by realized loan fee income of $3.0 million and $3.5 million recognized in the same respective periods upon the payoff of the aforementioned out-of-market loan. Interest expense was $14.3 million and $45.6 million for the three and nine months ended September 30, 2025, respectively, a decrease of $5.8 million and $17.3 million from the same respective periods in 2024, largely driven by the decline in average balances and costs of interest-bearing deposits.

The following table presents the average balance sheets for the three months ended September 30, 2025 and 2024. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended September 30,
	2025			2024			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$343,765	$2,728	3.17%	$321,920	$2,282	2.84%	$446	$155	$291
Tax-exempt securities (3)	12,216	87	2.85%	12,560	80	2.55%	7	(2)	9
Total securities	355,981	2,815	3.16%	334,480	2,362	2.82%	453	153	300
Interest-earning deposits in other banks	129,766	1,383	4.26%	149,990	2,053	5.48%	(670)	(277)	(393)
Federal funds sold	3,331	36	4.32%	5,868	81	5.52%	(45)	(35)	(10)
Loans held for sale	16,074	1,059	26.35%	65,219	2,242	13.75%	(1,183)	(1,689)	506
Loans held for investment (4,5,6)	1,932,390	30,941	6.40%	2,240,559	32,505	5.80%	(1,564)	(4,471)	2,907
Total average interest-earning assets	2,437,542	36,234	5.95%	2,796,116	39,243	5.61%	(3,009)	(6,319)	3,310
Less: allowance for credit losses	(22,138)			(32,001)
Total noninterest-earning assets	120,449			203,659
Total average assets	$2,535,853			$2,967,774
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$732,103	$3,789	2.07%	$844,747	$5,398	2.56%	$(1,609)	$(720)	$(889)
Time (7)	838,825	8,712	4.15%	1,003,751	11,586	4.62%	(2,874)	(1,904)	(970)
Total interest-bearing deposits	1,570,928	12,501	3.18%	1,848,498	16,984	3.68%	(4,483)	(2,623)	(1,860)
FHLB borrowings	150,000	1,463	3.90%	233,090	2,574	4.42%	(1,111)	(918)	(193)
Subordinated notes and other borrowings (8)	18,087	338	7.47%	39,814	566	5.69%	(228)	(309)	81
Total average interest-bearing liabilities	1,739,015	14,302	3.29%	2,121,402	20,124	3.79%	(5,822)	(3,850)	(1,972)
Noninterest-bearing demand deposits	419,612			482,809
Other noninterest-bearing liabilities	31,868			36,683
Stockholders' equity	345,358			326,880
Total average liabilities and stockholders’ equity	$2,535,853			$2,967,774
Net interest income and margin (9)		$21,932	3.60%		$19,119	2.74%	$2,813	$(2,469)	$5,282
Cost of funds (10)			2.65%			3.09%
Net interest spread (11)			2.66%			1.82%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 22.32% and 21.89% income tax rate for the three months ended September 30, 2025 and 2024, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $453 thousand and $311 thousand for the three months ended September 30, 2025 and 2024, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $22 thousand and $70 thousand for the three months ended September 30, 2025 and 2024, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $18 thousand and $25 thousand for the three months ended September 30, 2025 and 2024, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average balances of interest-earning assets decreased $358.6 million to $2.44 billion for the three months ended September 30, 2025 compared to $2.80 billion for the same period of 2024. Relative to the year-ago period, this decrease reflected primarily lower average balances of loans held for investment. The yield on average loans held for investment was 6.40% and 5.80% for the third quarters of 2025 and 2024, respectively. Fee income realized from the payoff of the aforementioned out-of-market loan positively affected the yield on average loans held for investment by 62 basis points in the 2025 period. Interest income for the three months ended September 30, 2025 and 2024 included accretion of discounts on acquired loans of $0.5 million and $0.3 million, respectively.

Average balances of interest-bearing liabilities decreased $382.4 million to $1.74 billion for the three months ended September 30, 2025 compared to $2.12 billion for the same period of 2024. The decline relative to the year-ago period was primarily due to the exit of fintech BaaS deposit operations and the reduction of wholesale funding, reported in time deposits, and borrowings.

Cost of funds was 2.65% for the third quarter of 2025 compared to 3.09% for the third quarter of 2024, while cost of deposits was 2.51% and 2.91%, for the same respective periods. Lower cost of funds and lower cost of deposits in the 2025 periods relative to the year-ago periods were primarily due to the exit of higher cost fintech BaaS deposit operations and the reduction in wholesale deposits. Cost of deposits, excluding wholesale deposits, was 1.17% for the third quarter of 2025 compared to 1.71% for the third quarter of 2024.

Net interest income (on a taxable equivalent basis) for the three months ended September 30, 2025 was $21.9 million compared to $19.1 million for the same period in 2024. Interest income declined $3.0 million to $36.2 million for the three months ended September 30, 2025 from $39.2 million for the three months ended September 30, 2024, while interest expense declined $5.8 million to $14.3 million from $20.1 million for the same respective periods. Net interest margin improved to 3.60% for the third quarter of 2025 from 2.74% for the third quarter of 2024. For the third quarter of 2025, the aforementioned loan fee income of $3.0 million had a 49 basis point positive effect on net interest margin.

The following table presents the average balance sheets for the nine months ended September 30, 2025 and 2024. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the nine months ended September 30,
	2025			2024			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$335,265	$7,721	3.07%	$328,024	$7,119	2.89%	$602	$157	$445
Tax-exempt securities (3)	12,344	250	2.70%	12,584	236	2.50%	14	(5)	19
Total securities	347,609	7,971	3.06%	340,608	7,355	2.88%	616	153	463
Interest-earning deposits in other banks	139,943	4,440	4.23%	138,255	5,501	5.31%	(1,061)	67	(1,128)
Federal funds sold	1,866	60	4.29%	7,200	294	5.44%	(234)	(218)	(16)
Loans held for sale	23,177	3,819	21.97%	62,425	6,374	13.61%	(2,555)	(4,007)	1,452
Loans held for investment (4,5,6)	2,014,767	90,065	5.96%	2,334,126	102,915	5.88%	(12,850)	(14,081)	1,231
Total average interest-earning assets	2,527,362	106,355	5.61%	2,882,614	122,439	5.66%	(16,084)	(18,086)	2,003
Less: allowance for credit losses	(22,656)			(34,149)
Total noninterest-earning assets	124,101			223,613
Total average assets	$2,628,807			$3,072,078
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$727,333	$10,301	1.89%	$971,362	$19,235	2.64%	$(8,934)	$(4,832)	$(4,102)
Time (7)	910,703	29,194	4.27%	985,077	33,506	4.54%	(4,312)	(2,530)	(1,782)
Total interest-bearing deposits	1,638,036	39,495	3.21%	1,956,439	52,741	3.59%	(13,246)	(7,362)	(5,884)
FHLB borrowings	150,000	4,342	3.86%	226,117	7,353	4.34%	(3,011)	(2,475)	(536)
FRB borrowings	—	—	—	30,839	1,080	4.67%	(1,080)	(1,080)	—
Subordinated notes and other borrowings (8)	30,732	1,720	7.46%	39,840	1,678	5.62%	42	(384)	426
Total average interest-bearing liabilities	1,818,768	45,557	3.34%	2,253,235	62,852	3.72%	(17,295)	(11,301)	(5,994)
Noninterest-bearing demand deposits	439,589			499,289
Other noninterest-bearing liabilities	32,335			43,095
Stockholders' equity	338,115			276,459
Total average liabilities and stockholders’ equity	$2,628,807			$3,072,078
Net interest income and margin (9)		$60,798	3.21%		$59,587	2.76%	$1,211	$(6,786)	$7,997
Cost of funds (10)			2.69%			3.04%
Net interest spread (11)			2.27%			1.94%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 22.32% and 21.89% income tax rate for the nine months ended September 30, 2025 and 2024, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $1.2 million and $915 thousand for the nine months ended September 30, 2025 and 2024, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $82 thousand and $248 thousand for the nine months ended September 30, 2025 and 2024, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $67 thousand and $75 thousand for the nine months ended September 30, 2025 and 2024, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $2.53 billion for the nine months ended September 30, 2025 compared to $2.88 billion for the same period of 2024, a $355.3 million decrease. This decrease was primarily attributable to declines in average balances of loans held for investment, which decreased $319.4 million in the year-to-date period. Total interest income (on a taxable equivalent basis) decreased $16.1 million for the nine months ended September 30, 2025 from the same period of 2024 and was primarily due to lower average balances on loans held for investment and loans held for sale. The yield on loans held for investment was 5.96% and 5.88% for the nine months ended September 30, 2025 and 2024, respectively. Interest income on loans held for investment for the nine months ended September 30, 2025 included $3.5 million of fee income from the payoff of the aforementioned out-of-market loan, which had a 23 basis point positive effect on the yield on loans held for investment. Interest income for the nine months ended September 30, 2025 and 2024 included accretion of discounts on acquired loans of $1.2 million and $0.9 million, respectively.

Average interest-bearing liabilities were $1.82 billion for the nine months ended September 30, 2025 compared to $2.25 billion for the same period of 2024, a $434.5 million decrease. Interest expense decreased by $17.3 million to $45.6 million for the nine months ended September 30, 2025 compared to $62.9 million for the same period of 2024. Cost of interest-bearing liabilities decreased to 3.34% for the nine months ended September 30, 2025 from 3.72% for the same period in 2024, while cost of funds were 2.69% and 3.04% for the same respective periods. Lower cost of funds in the 2025 period was primarily due to the exit of higher cost fintech BaaS deposit operations.

Net interest income (on a taxable equivalent basis) was $60.8 million for the nine months ended September 30, 2025 compared to $59.6 million for the same period in 2024. Net interest margin was 3.21% and 2.76% for the first nine months of 2025 and 2024, respectively. Fee income from the aforementioned paid off loan had a positive 18 basis point effect on net interest margin for the nine months ended September 30, 2025.

Provision for Credit Losses. A recovery of credit losses of $1.8 million was reported for the three months ended September 30, 2025, whereas a $2.5 million recovery of credit losses was reported for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recorded total recoveries of credit losses of $6.2 million and $4.1 million, respectively. The recoveries of credit losses in the 2025 periods were primarily attributable to declines in the portfolio of loans held for investment of $65.9 million and $199.1 million, respectively, and recoveries of loans charged-off in prior periods. The recoveries of credit losses in the 2024 periods were primarily attributable to an $8.4 million recovery from the sale of previously reported specialty finance loan and lower reserve needs due to loan portfolio balance reductions, partially offset by higher specific reserves for certain purchased loans.

Noninterest Income. The following tables present a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	Change $	Change %
Fair value adjustments of other equity investments	$163	$160	$3	1.9%
Residential mortgage banking income	5	2,746	(2,741)	(99.8%)
MSRs	(48)	(2,915)	2,867	(98.4%)
Income (loss) on sale of MSRs	737	(1,011)	1,748	(172.9%)
Wealth and trust management	458	730	(272)	(37.3%)
Service charges on deposit accounts	725	376	349	92.8%
Increase in cash surrender value of bank owned life insurance	9	127	(118)	(92.9%)
Bank and purchase card, net	567	690	(123)	(17.8%)
Swap transaction fees	258	—	258	100.0%
Other	959	1,795	(836)	(46.6%)
Other	$3,833	$2,698	$1,135	42.1%

	For the nine months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	Change $	Change %
Fair value adjustments of other equity investments	$8	$(8,384)	$8,392	(100.1%)
Residential mortgage banking income	847	8,214	(7,367)	(89.7%)
MSRs	(185)	(166)	(19)	11.4%
Income (loss) on sale of MSRs	1,026	(1,011)	2,037	(201.5%)
Wealth and trust management	1,321	1,873	(552)	(29.5%)
Service charges on deposit accounts	1,903	1,123	780	69.5%
Increase in cash surrender value of bank owned life insurance	25	797	(772)	(96.9%)
Bank and purchase card, net	1,760	1,445	315	21.8%
Loss on sale of securities available for sale	—	(67)	67	(100.0%)
Swap transaction fees	258	—	258	100.0%
Other	3,186	6,934	(3,748)	(54.1%)
Other	$10,149	$10,758	$(609)	(5.7%)

Noninterest income in the nine months ended September 30, 2024 included an $8.5 million non-cash, negative fair value adjustment of an equity investment the Company holds in a fintech company. The declines in mortgage banking income in the three and nine months ended September 30, 2025 compared to the same periods of 2024 were due to the previously mentioned sales of the mortgage division in the first quarter of 2025 and MSR portfolio in the third quarter of 2024. Mortgage servicing income (loss) represents fair value adjustments of MSR assets. Additionally, income on the sale of MSRs in the three and nine months ended September 30, 2025 included $0.7 million and $1.0 million, respectively, of reserves released upon the receipt of additional sales proceeds that were contractually held back from the 2024 sales. Higher service charges on deposits accounts in the 2025 periods compared to the same periods of 2024 were primarily due to the execution of a project to more closely align products and pricing with competitors in the markets in which the Bank operates. The decline in bank owned life insurance income in the 2025 periods compared to the same periods of 2024 was due to the surrender of policies at their cash surrender values in the 2024 periods. The decline in other noninterest income was driven by the decrease in the number of fintech indirect lending relationships, which contributed $0.6 million and $3.5 million of noninterest income in the nine months ended September 30, 2025 and 2024, respectively.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	Change $	Change %
Salaries and employee benefits	$11,388	$13,938	$(2,550)	(18.3%)
Occupancy and equipment	1,190	1,394	(204)	(14.6%)
Technology and communication	2,314	2,767	(453)	(16.4%)
Legal and regulatory filings	1,008	614	394	64.2%
Advertising and marketing	267	222	45	20.3%
Audit fees	161	498	(337)	(67.7%)
FDIC insurance	239	1,130	(891)	(78.8%)
Intangible amortization	223	265	(42)	(15.8%)
Other contractual services	645	1,634	(989)	(60.5%)
Other taxes and assessments	895	759	136	17.9%
Regulatory remediation	—	357	(357)	(100.0%)
Other	1,711	2,876	(1,165)	(40.5%)
Other	$20,041	$26,454	$(6,413)	(24.2%)

	For the nine months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	Change $	Change %
Salaries and employee benefits	$36,998	$44,918	$(7,920)	(17.6%)
Occupancy and equipment	3,700	4,221	(521)	(12.3%)
Technology and communication	7,663	7,378	285	3.9%
Legal and regulatory filings	1,842	1,424	418	29.4%
Advertising and marketing	586	702	(116)	(16.5%)
Audit fees	1,198	1,948	(750)	(38.5%)
FDIC insurance	2,363	4,324	(1,961)	(45.4%)
Intangible amortization	701	828	(127)	(15.3%)
Other contractual services	1,673	5,299	(3,626)	(68.4%)
Other taxes and assessments	2,771	2,290	481	21.0%
Regulatory remediation	—	4,398	(4,398)	(100.0%)
Other	5,506	10,469	(4,963)	(47.4%)
Other	$65,001	$88,199	$(23,198)	(26.3%)

Excluding regulatory remediation, noninterest expense decreased $6.1 million and $18.8 million for the three and nine months ended September 30, 2025, respectively, from the same respective periods of 2024. These declines relative to the prior periods were primarily due to lower expenses for salaries and employee benefits, other contractual services, Federal Deposit Insurance Corporation ("FDIC") insurance assessments, audit fees, and other noninterest expense.

The decline in salaries and employee benefits in the three and nine months ended September 30, 2025 reflected a reduction in headcount as the Company continues to right-size its workforce, with the completion of certain regulatory directives and the transitioning to a more traditional community banking model. As of September 30, 2025 and 2024, the Company had 311 and 468 employees, respectively. Included in salaries and employee benefits expense for the three and nine months ended September 30, 2025 was $1.0 million and $3.0 million of expense, respectively, for performance-based restricted stock awards relating to 3,400,000 shares of the Company's common stock granted to certain executive officers, which vest contingent upon the Company achieving specified performance thresholds over three one-year measurement periods. There were no such expenses in the 2024 periods. Also included in salaries and employee benefits expense were severance costs of $0.1 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, compared to $0 for the same respective periods in 2024.

Lower regulatory remediation costs, audit fees, and other contractual services fees in the 2025 periods compared to the same periods of 2024 reflect a reduction in the use of outside consulting and audit services, also due to the completion of certain regulatory directives. Lower FDIC insurance assessments in the 2025 periods compared to the same periods of 2024 reflect an improved regulatory position and a smaller balance sheet.

The decrease in other noninterest expense was partially due to the second quarter of 2025 recovery of non-credit-related amounts reserved for in the prior year, upon the conclusion of exit activities with a former fintech BaaS partner. Also contributing to the decline in other noninterest expense in the 2025 periods compared to the same periods of 2024 were lower mortgage servicing fees due to the 2025 first quarter sale of the mortgage division, in addition to the 2024 periods including $0.9 million of excise taxes related to the surrender of bank owned life insurance policies.

Income Tax Expense. For the three and nine months ended September 30, 2025, effective tax rates were 25.3% and 22.9%, respectively, compared to 38.8% and 3.1% for the three and nine months ended September 30, 2024. The effective income tax rates for the three and nine months ended September 30, 2025 reflect the potential limitation on the deductibility of compensation costs in future taxable periods. The higher effective income tax rate for the three months ended September 30, 2024 was primarily attributable to the vesting of restricted stock awards, where the fair value of the underlying stock at the time of vesting was lower than the fair value previously recognized for financial reporting purposes. The lower effective income tax rate for the nine months ended September 30, 2024 was primarily attributable to $2.0 million of tax expense recognized in the second quarter of 2024 upon surrendering bank owned life insurance policies. Taxes on such earnings were previously permanently deferred but became subject to tax upon the surrender of the policies.

Analysis of Financial Condition

Loan Portfolio. The Company makes loans to commercial entities and to individuals. Loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan and the creditworthiness of the borrower. Credit risk tends to be geographically concentrated in that a majority of the loans are to borrowers located in the markets served by the Company. All loans are underwritten within specific lending policy guidelines that are established to maximize the Company’s profitability within an acceptable level of business risk.

The following table presents the Company’s loan portfolio by category of loan and the percentage of loans in each category to total loans as of the dates stated.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$276,609	14.5%	$354,904	16.8%
Real estate – construction, commercial	73,473	3.8%	114,491	5.4%
Real estate – construction, residential	50,892	2.7%	51,807	2.4%
Real estate – commercial	818,101	42.8%	847,842	40.2%
Real estate – residential	654,030	34.2%	692,253	32.8%
Real estate – farmland	4,645	0.2%	5,520	0.3%
Consumer	33,778	1.8%	43,938	2.1%
Gross loans held for investment	1,911,528	100.0%	2,110,755	100.0%
Deferred costs, net of loan fees	1,198		1,042
Gross loans held for investment, net of deferred costs	1,912,726		2,111,797
Less: allowance for credit losses	(20,503)		(23,023)
Net loans	$1,892,223		$2,088,774
Loans held for sale (not included in totals above)	$12,819		$30,976

The following table presents the Company’s portfolio of commercial real estate loans by property type as of the dates stated.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate – owner occupied	$191,933	23.5%	$193,608	22.8%
Commercial real estate – non-owner occupied
Hospitality	147,041	18.0%	120,910	14.3%
Multi-family	172,315	21.1%	186,619	22.0%
Retail	98,236	12.0%	104,363	12.3%
Office	64,693	7.9%	73,871	8.7%
Mixed use	51,670	6.3%	49,666	5.9%
Warehouse and industrial	36,884	4.5%	39,830	4.7%
Other	55,329	6.8%	78,975	9.3%
Total real estate – commercial	$818,101	100.0%	$847,842	100.0%

The current lending environment for commercial real estate (“CRE”) loans has heightened risk due to a higher interest rate environment. Potential negative impacts include higher debt service burdens for floating rate loans and fixed rate loans originated in a lower rate environment that reprice or mature, requiring renewal or refinancing. As these loans mature, they may be repriced at significantly higher interest rates leading to increased debt service costs that can strain borrowers' ability to meet payment obligations. In some cases, the higher cost of refinancing may lead to loan defaults, particularly if property cash flows have not increased relatively.

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

The Bank’s credit administration department led by its Chief Credit Officer performs periodic analyses of emerging trends by geography where the Bank has the largest concentrations by CRE property type. These analyses include all real estate property types and geographic markets represented in the loan portfolio and are provided to the Bank's board of directors to assess whether the CRE lending strategy and risk appetite continue to be appropriate, considering changes in local market conditions and the Bank’s exposure to collateral type concentrations. Also, concentration limits by real estate collateral type are approved and monitored by the board of directors. As of September 30, 2025, the Bank was in compliance with all limits.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2025.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$276,609	$52,458	$121,555	$95,729	$24,242	$1,584	$102,596	$39,056	$45,520	$18,020
Real estate – construction, commercial	73,473	12,717	47,013	17,914	3,813	25,286	13,743	12,892	851	—
Real estate – construction, residential	50,892	43,982	2,042	1,730	—	312	4,868	406	—	4,462
Real estate – commercial	818,101	100,529	437,234	101,376	160,325	175,533	280,338	179,175	92,148	9,015
Real estate – residential	654,030	12,123	383,615	19,850	73,377	290,388	258,292	31,332	27,720	199,240
Real estate – farmland	4,645	1,415	1,983	146	221	1,616	1,247	413	117	717
Consumer loans	33,778	2,081	4,647	4,558	89	—	27,050	24,118	2,932	—
Gross loans	$1,911,528	$225,305	$998,089	$241,303	$262,067	$494,719	$688,134	$287,392	$169,288	$231,454

Allowance for Credit Losses. In determining the adequacy of the Company’s ACL, management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of September 30, 2025 and December 31, 2024. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, and changes in the circumstances of particular borrowers are criteria, among others that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following tables present an analysis of the change in the ACL by loan type as of and for the periods stated.

	For the three months ended September 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974
(Recovery of) provision for credit losses - loans	(2,594)	(135)	(8)	314	(304)	(1)	928	(1,800)
Charge-offs	(1,781)	—	—	(374)	(92)	—	(1,035)	(3,282)
Recoveries	3,303	—	—	38	222	—	48	3,611
Net recoveries (charge-offs)	1,522	—	—	(336)	130	—	(987)	329
ACL, end of period	$4,774	$1,137	$390	$5,857	$7,827	$14	$504	$20,503
Ratio of net charge-offs (recoveries) to average loans outstanding	-1.81%	0.00%	0.00%	0.17%	-0.08%	0.00%	9.85%	-0.07%

	For the three months ended September 30, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$6,916	$3,188	$737	$10,262	$6,240	$18	$675	$28,036
Provision for (recovery of) credit losses - loans	(6,059)	(45)	(77)	(69)	(241)	1	490	(6,000)
Charge-offs	(6,001)	—	—	(1,109)	(30)	—	(773)	(7,913)
Recoveries	11,095	—	—	—	60	—	175	11,330
Net recoveries (charge-offs)	5,094	—	—	(1,109)	30	—	(598)	3,417
ACL, end of period	$5,951	$3,143	$660	$9,084	$6,029	$19	$567	$25,453
Ratio of net charge-offs (recoveries) to average loans outstanding	-4.91%	0.00%	0.00%	0.53%	-0.02%	0.00%	4.51%	-0.61%

	For the nine months ended September 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(2,636)	(920)	(150)	(45)	(120)	(4)	1,375	(2,500)
Charge-offs	(6,442)	—	—	(437)	(215)	—	(2,070)	(9,164)
Recoveries	8,085	—	—	376	229	—	454	9,144
Net recoveries (charge-offs)	1,643	—	—	(61)	14	—	(1,616)	(20)
ACL, end of period	$4,774	$1,137	$390	$5,857	$7,827	$14	$504	$20,503
Ratio of net charge-offs (recoveries) to average loans outstanding	-1.95%	0.00%	0.00%	0.03%	-0.01%	0.00%	16.12%	0.00%

	For the nine months ended September 30, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893
(Recovery of) provision for credit losses - loans	(2,351)	(842)	(434)	264	(259)	4	1,218	(2,400)
Charge-offs	(19,940)	—	(39)	(1,109)	(74)	—	(2,063)	(23,225)
Recoveries	14,455	—	—	—	76	—	654	15,185
Net charge-offs	(5,485)	—	(39)	(1,109)	2	—	(1,409)	(8,040)
ACL, end of period	$5,951	$3,182	$621	$9,084	$6,029	$19	$567	$25,453
Ratio of net charge-offs to average loans outstanding	4.67%	0.00%	0.25%	0.52%	0.00%	0.00%	10.06%	1.38%

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

	September 30, 2025		December 31, 2024
(Dollars in thousands)	ACL Amount	% of Loans	ACL Amount	% of Loans
Commercial and industrial	$4,774	14.5%	$5,767	16.8%
Real estate – construction, commercial	1,137	3.8%	2,057	5.4%
Real estate – construction, residential	390	2.7%	540	2.4%
Real estate – commercial	5,857	42.8%	5,963	40.2%
Real estate – residential	7,827	34.2%	7,933	32.8%
Real estate – farmland	14	0.2%	18	0.3%
Consumer	504	1.8%	745	2.1%
Total	$20,503	100.0%	$23,023	100.0%

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans held for investment	$24,325	$22,957
Loans past due 90 days and still accruing	4,253	2,486
Total nonperforming loans	$28,578	$25,443
Other real estate owned ("OREO") (1)	—	279
Other non-real estate owned (1)	222	—
Total nonperforming assets	$28,800	$25,722
Loans held for investment	$1,912,726	$2,111,797
Total assets	$2,496,949	$2,737,260
ACL on loans held for investment	$20,503	$23,023
ACL to loans held for investment	1.07%	1.09%
ACL to nonaccrual loans	84.29%	100.29%
ACL to nonperforming loans	71.74%	90.49%
Nonaccrual loans to loans held for investment	1.27%	1.09%
Nonperforming loans to loans held for investment	1.49%	1.20%
Nonperforming loans to total assets	1.14%	0.93%
Nonperforming assets to total assets	1.15%	0.94%

(1) Included in other assets on the consolidated balance sheets.

The increase in nonperforming loans since December 31, 2024 was primarily attributable to a $4.7 million multifamily loan that was placed on nonaccrual status in the third quarter of 2025. The loan was current as to principal and interest as of September 30, 2025, and based on the payment performance, strength of the guarantors, and value of the collateral, the Company believes that future credit losses, if any, will not be significant.

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current. For nonaccrual loans, when cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not be placed on nonaccrual status, if the Company determines that the loans are well-secured and are in the process of collection. OREO includes properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are initially stated at fair value, including a reduction for the estimated selling expenses, which becomes the carrying value. In subsequent periods, such properties are stated at the lower of the restated carrying value or fair value.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale ("AFS") may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s AFS investment securities portfolio was $341.4 million as of September 30, 2025, an increase of $29.3 million from $312.0 million at December 31, 2024, primarily due to the purchase of securities. As a result of elevated market interest rates, the Company’s portfolio of AFS securities had unrealized losses of approximately $41.6 million and $55.5 million as of September 30, 2025 and December 31, 2024, respectively, of which approximately 83% and 81%, respectively, were related to securities backed by U.S. government agencies as of the same dates.

As of September 30, 2025 and December 31, 2024, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default, to be of the best quality, and to carry the smallest degree of investment risk. At September 30, 2025 and December 31, 2024, securities with a fair value of $176.6 million and $268.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the Federal Home Loan Bank of Atlanta ("FHLB"). As of September 30, 2025 and December 31, 2024, the Company had pledged securities with a fair value of $0 and $16.3 million, respectively, as collateral for the Federal Reserve Bank of Richmond ("FRB") Discount Window. The decline in pledged securities as of September 30, 2025 from December 31, 2024 with both FHLB and FRB reflects the release of securities held as collateral.

The Company reviews its AFS investment securities portfolio for potential credit losses at least quarterly. AFS investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. No ACL has been recognized for AFS securities as of both September 30, 2025 and December 31, 2024.

Restricted equity investments consisted of stock in the FHLB (carrying basis $9.1 million and $9.4 million at September 30, 2025 and December 31, 2024, respectively), FRB stock (carrying value of $9.4 million at both September 30, 2025 and December 31, 2024, respectively), and stock in the Company’s correspondent bank (carrying value of $0.5 million at both September 30, 2025 and December 31, 2024). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.9 million and $4.8 million as of September 30, 2025 and December 31, 2024, respectively.

The Company also holds investments in early-stage focused investment funds and low-income housing partnerships, which totaled $20.8 million and $19.4 million as of September 30, 2025 and December 31, 2024, respectively, and are reported in other investments on the consolidated balance sheets.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$—	—	$1,244	2.80%	$13,340	2.15%	$204,873	2.50%	$219,457
U. S. Treasury and agencies	7,501	0.87%	36,528	1.23%	29,658	2.39%	5,218	1.89%	78,905
State and municipal	889	3.57%	12,832	2.46%	30,223	2.15%	5,408	3.07%	49,352
Corporate bonds	1,500	7.00%	10,375	7.58%	22,363	4.15%	500	4.00%	34,738
Total	$9,890		$60,979		$95,584		$215,999		$382,452

Deposits. The principal sources of funds for the Company are deposits, including transaction accounts (demand and money market accounts), time deposits, and savings accounts, of customers in the Company’s primary geographic market area. Such customers provide the Bank a source of fee income and cross-marketing opportunities and are generally a lower cost source of funding for the Bank.

In prior years, deposits sourced through fintech partnerships, inclusive of fintech BaaS deposits, were a significant source of deposits for the Company. In the fourth quarter of 2024, the Company completed the exit of its fintech BaaS deposit operations, thus substantially reducing its fintech-related deposit exposure to approximately 1.0% of deposits as of December 31, 2024. As of September 30, 2025 and December 31, 2024, fintech-related deposits totaled $4.7 million and $21.3 million, respectively.

Brokered deposit balances are sourced through intermediaries and are an unsecured source of funding for the Bank. Brokered deposits were added throughout 2023 and early 2024 to enhance liquidity in light of financial industry events that began in March 2023 and in anticipation of the exit of the Company's fintech BaaS deposit operations. Brokered deposits represented approximately 13.7% and 18.5% of total deposits as of September 30, 2025 and December 31, 2024, respectively, which consisted entirely of time deposits at September 30, 2025. The Bank has a liquidity management program, with oversight by the Bank’s asset and liability management committee (the “ALCO”), that sets forth guidelines for the desired maximum level of brokered deposits, which is 20.0% of total deposits. In recent quarters, the Company has reduced levels of brokered deposits and expects to continue to reduce levels in future periods to a level of 10.0% or less of total deposits. As certain brokered deposits have multiple-year terms, the Company expects brokered deposits to be a funding source for several years.

Total deposits decreased $228.4 million from $2.18 billion as of December 31, 2024 to $1.95 billion as of September 30, 2025, as:

•
Deposits, excluding fintech-related and brokered deposits, decreased $77.1 million from approximately $1.76 billion as of December 31, 2024 to approximately $1.68 billion as of September 30, 2025;
•
Brokered deposits decreased $134.6 million from approximately $402.5 million, or 18.5% of total deposits, as of December 31, 2024 to approximately $267.9 million, or 13.7% of total deposits, as of September 30, 2025; and
•
Fintech-related deposits decreased $16.6 million from approximately $21.3 million as of December 31, 2024 to approximately $4.7 million as of September 30, 2025. Remaining fintech-related deposits as of September 30, 2025 included funds in the process of escheatment or distribution to customers, fintech partner corporate operating accounts, and fintech partner corporate accounts held as reserves.

Estimated uninsured deposits totaled approximately $404.3 million as of September 30, 2025, or 19.8% of total deposits, compared to $399.3 million, or 18.0% of total deposits, as of December 31, 2024.

The following table presents a summary of average deposits and the weighted average rate paid for the periods stated. The decline in average balances and rate for interest-bearing demand accounts reflects the exit of fintech BaaS depository operations.

	For the nine months ended
	September 30, 2025		September 30, 2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$439,589	—	$499,289	—
Interest-bearing:
Demand	239,777	0.44%	478,664	2.35%
Savings	102,296	4.12%	110,102	4.68%
Money market	385,260	2.20%	382,596	2.41%
Time	910,703	4.27%	985,077	4.54%
Total interest-bearing	$1,638,036		$1,956,439
Total average deposits	$2,077,625		$2,455,728

The following table presents maturities of time deposits for certificate of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Maturing in:
3 months or less	$31,557	$38,758
Over 3 months through 6 months	34,373	33,845
Over 6 months through 12 months	55,319	60,308
Over 12 months	29,487	31,117
	$150,736	$164,028

Borrowings. The Company uses short-term and long-term borrowings from various sources, including FHLB advances and FRB advances, to fund assets and operations. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	As of and for the nine months ended September 30, 2025
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$150,000	$150,000	3.86%

	As of and for the year ended December 31, 2024
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$280,000	$213,003	4.27%
FRB borrowings	—	65,000	23,087	4.68%

FHLB advances are secured by collateral consisting of a blanket lien on qualifying pledged loans in the Company’s residential, multi-family, and commercial real estate mortgage loan portfolios, as well as select investment securities. FRB advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans.

The Company had $14.7 million and $39.8 million of subordinated notes, net, outstanding as of September 30, 2025 and December 31, 2024, respectively. Prior to June 1, 2025, the Company's subordinated notes had been comprised of a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”) and a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On June 1, 2025, the Company completed the $15.0 million redemption of the 2030 Note. The interest rate on the 2030 Note was 6.0% up to the redemption date. Interest expense on the 2030 Note was $0 and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

On July 15, 2025, the Company completed a $10.0 million partial redemption of its 2029 Notes. The 2029 Notes bore interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 15, 2029, or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate plus 433.5 basis points, payable quarterly in arrears. As of September 30, 2025, the 2029 Notes bore an annual interest rate of 8.65%. As of September 30, 2025, the net carrying amount of the 2029 Notes was $14.7 million, inclusive of a $0.3 million purchase accounting adjustment (premium). For the three months ended September 30, 2025 and 2024, the effective interest rate on the 2029 Notes was 7.49% and 5.31%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). For the nine months ended September 30, 2025 and 2024, the effective interest rate on the 2029 Notes was 7.84% and 5.21%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

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

Deposits are the primary source of the Company’s liquidity. Cash flows from amortizing or maturing assets also provide funding to meet the liquidity needs of the Company. Deposits are sourced from the Bank’s customers and, as needed, through wholesale deposit markets. The wholesale deposit markets are accessed through brokers or through the IntraFi Network (“IntraFi”), of which the Bank is a member. IntraFi facilitates the Bank attaining brokered deposits via an on-line marketplace. The Bank also utilizes IntraFi's reciprocal deposit services to offer its high-value customers access to FDIC insurance through IntraFi's network of banks.

While subject to the Consent Order, the Bank may not be deemed to be “well capitalized,” which restricts it from accepting, renewing, or rolling over brokered deposits except in compliance with certain applicable restrictions under federal law. Since the third quarter of 2024, the Bank has received approvals from the FDIC allowing the Bank to accept, renew, or rollover brokered deposits for consecutive six-month periods through December 2025 and limited to the amount of maturities during these periods. The Company expects to continue to seek waivers of this prohibition in the future; however, there is no assurance that such waivers will be approved or that the Company will be able to rely on brokered deposits as a source of funding in the future.

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

The following table presents information on the Company's available sources of liquidity as of the date stated.

(Dollars in thousands)	Capacity	Less: Outstanding Borrowings		Available Balance
Cash and due from banks				$121,032
Fed funds sold				7,773
Unpledged securities available for sale				164,707
Total				$293,512
Borrowings
FHLB	$620,908	$191,160	(1)	$429,748
FRB	75,395	—		75,395
Unsecured line of credit	10,000	—		10,000
Total	$706,303	$191,160		$515,143
Available liquidity as of September 30, 2025				$808,655

(1) Outstanding borrowings are comprised of advances of $150.0 million and letters of credit totaling $41.2 million, of which $40 million served as collateral for public deposits with the Treasury Board of the Commonwealth of Virginia.

Uninsured deposits at September 30, 2025 were $404.3 million. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could more than satisfy the demand with cash on-hand and FHLB borrowing capacity.

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

The Consent Order requires the Bank to achieve and maintain minimum capital requirements that are higher than those required for capital adequacy purposes. Specifically, the Bank is required to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%. As of September 30, 2025 and December 31, 2024, the Bank met these minimum capital ratios. Until the Bank has been released from the Consent Order, the Bank is deemed to be less than well capitalized, thus adequately capitalized.

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

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject. Also presented are the minimum capital ratios set forth in the Consent Order for the Bank with the corresponding capital amounts for both the leverage ratio and the total capital ratio as of the periods stated. The CECL Transitional Amount was $8.1 million, of which $6.1 million and $4.1 million reduced the regulatory capital amounts and capital ratios as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$365,989	19.96%	$192,507	10.50%	$183,340	10.00%	$238,342	13.00%
Blue Ridge Bankshares, Inc.	$407,122	22.02%	$147,898	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$347,348	18.95%	$155,840	8.50%	$146,673	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$376,650	20.37%	$110,924	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$347,348	18.95%	$128,338	7.00%	$119,171	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$376,650	20.37%	$83,193	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$347,348	13.67%	$101,650	4.00%	$127,062	5.00%	$254,125	10.00%
Blue Ridge Bankshares, Inc.	$376,650	14.70%	$102,518	4.00%	n/a	n/a	n/a	n/a

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$358,848	17.26%	$218,260	10.50%	$207,866	10.00%	$270,226	13.00%
Blue Ridge Bankshares, Inc.	$414,284	19.79%	$167,444	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$176,687	8.50%	$166,293	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$125,583	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$145,507	7.00%	$135,113	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$94,187	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$340,386	11.80%	$115,364	4.00%	$144,204	5.00%	$288,409	10.00%
Blue Ridge Bankshares, Inc.	$360,933	12.43%	$116,169	4.00%	n/a	n/a	n/a	n/a

Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness, in a manner similar to that if underwriting a loan. As of September 30, 2025 and December 31, 2024, the Company had outstanding loan commitments of $243.6 million and $283.2 million, respectively. Of these amounts, $35.5 million and $32.9 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2025 and December 31, 2024, commitments under outstanding financial stand-by letters of credit totaled $9.5 million and $12.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

The Company recorded no provision for credit losses for unfunded commitments for either the three months or nine months ended September 30, 2025. As of both September 30, 2025 and December 31, 2024, the reserve for unfunded commitments was $0.9 million and is included in other liabilities on the consolidated balance sheets.

As part of the sale of substantially all of its MSR portfolio during 2024, the Company recorded a reserve for estimated putbacks, transition costs, and unearned sales proceeds. The putbacks related to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, all of which were subject to term limits per the respective sales agreements. As of September 30, 2025, all such term limits have expired. The reserve for unearned sales proceeds relates to the Company providing certain documentation to the buyers. In the three and nine months ended September 30, 2025, the Company received $0.7 million and $1.0 million, respectively, of previously unearned sale proceeds, which resulted in a corresponding release of the reserve and were reported as income on sale of MSRs on the consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the reserve was $0.6 million and $1.8 million, respectively, and was included in other liabilities on the consolidated balance sheet.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At September 30, 2025 and December 31, 2024, the Company had future commitments outstanding totaling $5.2 million and $7.1 million, respectively, related to these investments.

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

The Company employs an independent firm to model its interest rate sensitivity that uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Assumptions for modeling are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how management expects rates to change on non-maturity deposits, such as demand, money market, and savings accounts, as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates, and the developed assumptions, the model produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. The model then simulates what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two-year period and include rapid rate changes of down 100 basis points to 400 basis points and up 100 basis points to 400 basis points. The results of these simulations are then compared to the base case.

The following tables present the estimated change in net interest income under various rate change scenarios as of the dates presented. The scenarios assume rate changes occur instantaneous and in a parallel manner, which means the changes are the same on all points of the rate curve. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

	September 30, 2025
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$6,921	8.8%	$7,616	9.1%
+300 basis points	5,189	6.6%	5,722	6.8%
+200 basis points	3,495	4.4%	3,931	4.7%
+100 basis points	1,799	2.3%	2,122	2.5%
Base case
-100 basis points	(2,228)	(2.8%)	(3,007)	(3.6%)
-200 basis points	(4,764)	(6.0%)	(6,721)	(8.0%)
-300 basis points	(6,898)	(8.7%)	(9,725)	(11.6%)
-400 basis points	(9,536)	(12.1%)	(13,893)	(16.5%)

	December 31, 2024
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$3,288	3.8%	$6,628	6.7%
+300 basis points	3,347	3.8%	5,842	5.9%
+200 basis points	2,877	3.3%	4,610	4.7%
+100 basis points	1,798	2.1%	2,751	2.8%
Base case
-100 basis points	(2,978)	(3.4%)	(4,205)	(4.3%)
-200 basis points	(6,468)	(7.4%)	(9,650)	(9.8%)
-300 basis points	(9,831)	(11.2%)	(15,174)	(15.4%)
-400 basis points	(12,664)	(14.5%)	(19,666)	(20.0%)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of

1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2025, the Company announced the adoption of the Repurchase Program pursuant to which the Company may purchase up to $15 million of the Company’s issued and outstanding shares of common stock. The Repurchase Program may be modified, suspended, or terminated at any time without notice, at the Company’s discretion, based upon a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, the need for capital in the Company’s operations, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Repurchase Program does not obligate the Company to repurchase any shares.

When incentive stock awards vest, employees and directors may elect to have the Company withhold shares of the Company’s common stock as payment for income and payroll taxes, as applicable.

The following table provides information regarding repurchases of common stock for the three months ended September 30, 2025.

	Shares Purchased or Withheld (1) (2)	Average Price Paid per Share	Shares Purchased as Part of a Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program
July 1, 2025 through July 31, 2025	5,318	$3.61	—	$—
August 1, 2025 through August 31, 2025	2,885	3.66	—	15,000,000
September 1, 2025 through September 30, 2025	660,862	4.16	659,949	12,233,238
Total	669,065	$4.15	659,949

(1) The total number of shares for each period includes shares purchased as part of the Repurchase Program and/or shares withheld from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations.

(2) For the three months ended September 30, 2025, employees and directors of the Company elected to have 9,116 shares of their vesting restricted stock awards withheld as payment for tax obligations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

4.1	Form of Warrant to Purchase Common Stock.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: November 4, 2025	By:	/s/ G. William Beale
G. William Beale
President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer