Form 10-K
period 2025-12-31
BLUE RIDGE BANKSHARES, INC.
filed 2026-03-12
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2025, based on the closing sale price of the registrant’s common stock on June 30, 2025, was approximately $196,878,364.

The registrant had 91,340,481 shares of common stock, no par value per share, outstanding as of March 2, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

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

The Bank is a federally chartered national bank with its main office in Martinsville, Virginia that traces its roots to Page Valley Bank of Virginia, which opened for business in 1893. At December 31, 2025, the Bank operated twenty-seven full-service banking offices across its footprint, which stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and the Hampton Roads region of Virginia and into central North Carolina.

The Bank serves businesses, professionals, consumers, nonprofits, and municipalities with a wide variety of financial services, including retail and commercial banking. Banking products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, credit cards, online banking, telephone banking, and mobile banking. Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) to the full extent of the limits of the DIF.

The Company, through the Financial Group, offers investment and wealth management and management services for personal and corporate trusts, including estate planning, estate settlement, trust administration, and life insurance products. The Company, through its minority investment in Hammond Insurance Agency, Incorporated, offers property and casualty insurance to individuals and businesses.

The Company's primary source of revenue is interest income from its lending activities. The Company's other sources of revenue are interest and dividend income from investments, interest income from its interest-earning deposit balances in other depository institutions, transactions and fee income from its lending and deposit activities, and income associated with wealth and trust management services. The Company's major expenses are interest on deposits and general and administrative expenses, such as employee salaries and benefits, FDIC assessments, data processing expenses, technology costs, and professional services expenses.

The Company historically had partnerships with financial technology ("fintech") providers, through which it provided indirect depository services (referred to as banking-as-a-service or "BaaS") to both consumers and businesses. Fintech companies provided technologies to enable the delivery of digital bank services and were a source of interest and fee income, and deposits. During 2024, the Company, through an orderly wind down, exited its BaaS depository operations; therefore, as of December 31, 2025, the Company had no active end-users attained through fintech channels. The Company provides indirect lending services through fintech partnerships. In these arrangements, the fintech partner sources the loans, which the Bank then originates. The loans are then purchased by the fintech partner or other third-party generally up to three days from origination. As of December 31, 2025, the Company offered indirect fintech lending services conducted through Upgrade, Inc. As of December 31, 2024, the Company offered indirect fintech lending services conducted through Upgrade, Inc., Best Egg, Inc., Kashable, LLC, and Grow Credit, Inc. The Company has been terminating its indirect fintech lending relationships and expects to be completely exited in 2026.

As of December 31, 2025, the Company had total assets of approximately $2.43 billion, total gross loans of approximately $1.87 billion, total deposits of approximately $1.91 billion, and stockholders’ equity of approximately $323.7 million.

Regulatory Matters

During much of 2025, the Bank was subject to a Consent Order (the "Consent Order") issued on January 24, 2024 by its primary regulator, the Office of the Comptroller of the Currency (the "OCC"). The Consent Order primarily concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing risks stemming from its fintech partnerships and added time frames for meeting certain of the directives, required the Bank to submit a strategic plan and a capital plan, and required the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. On November 13, 2025, the OCC issued an order terminating the Consent Order effective the same date.

Complete copies of the Consent Order and the Order Terminating the Consent Order issued by the OCC are included as Exhibits 10.9 and 99.1, respectively, to this Annual Report on Form 10-K.

Special Cash Dividend

On October 27, 2025, the Company announced a special cash dividend of $0.25 per share of the Company's common stock totaling approximately $29.1 million. Of this amount, $22.6 million was paid on November 21, 2025, to shareholders of record as of the close of business on November 7, 2025. The remaining $6.5 million was established as a liability and will be paid if and when warrants to purchase common stock are exercised and if and when performance-based restricted stock awards ("PSAs") vest (collectively, the "Special Cash Dividend").

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

For the year ended December 31, 2025, the Company repurchased 802,735 shares of its common stock at a weighted average price of $4.17 per share totaling $3.4 million. Additionally, the Company repurchased outstanding warrants to purchase 3,229,000 shares of its common stock at a weighted average price of $1.90 per warrant totaling $6.1 million. For additional information regarding the Repurchase Program, see Part II, Item 5 of this Form 10-K.

Sale of Mortgage Division

On March 27, 2025, the Company completed the sale of its mortgage division operating as Monarch Mortgage. The sale, which included the transfer of certain assets and leases to an unrelated mortgage company, resulted in a $0.2 million loss.

Private Placements

In the second quarter of 2024, the Company closed private placements in which it issued and sold shares of its common and preferred stock for gross proceeds of $161.6 million (collectively, the "Private Placements"). In June 2024, the Company’s shareholders approved an amendment to the Company's articles of incorporation authorizing the issuance of additional shares of common stock, thus enabling the conversion of the preferred shares issued in the Private Placements into shares of the Company’s common stock. The conversion occurred on June 28, 2024 and November 7, 2024. Capital proceeds received, net of issuance costs, from the Private Placements totaled $152.1 million. The Private Placements also included the issuance of warrants to purchase common stock at $2.50 per share. For additional information see Part II, Item 8, Note 1 - Organization and Basis of Presentation of this Form 10-K.

Other Matters

As a bank holding company incorporated under the laws of the Commonwealth of Virginia, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia SCC”). The Bank’s primary federal regulator is the OCC.

The Company qualifies as a "smaller reporting company" ("SRC") as defined in federal securities laws, and will remain a SRC until the fiscal year following the determination that the market value of its common stock held by non-affiliates is more than $250 million measured on the last business day of its second fiscal quarter, or its annual revenues are less than $100 million during the most recently completed fiscal year and the market value of its common stock held by non-affiliates is more than $700 million measured on the last business day of its second fiscal quarter. SRCs have reduced disclosure obligations, such as the ability to provide simplified executive compensation information and only two years of audited financial statements.

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

Products and Services

Mortgage Loans on Real Estate. The Company’s mortgage loans on real estate comprise the largest segment of its loan portfolio. Mortgage loans on real estate include those on primary residential properties, multi-family investment properties, home equity loans, commercial properties, and owner-occupied commercial properties.

Construction Loans. The Company also makes loans on properties under construction to qualified individuals and builders. These loans are for the construction period and funds are disbursed as construction progresses and verified by the Company. Loans are for varying terms and may be at fixed or adjustable interest rates.

Commercial Real Estate Loans. Loans in this category include loans on real estate used for commercial purposes. Loans in this segment are underwritten in accordance with loan policy, which has guidelines to mitigate declines in real estate values, changes in the underlying cash flows from the properties, and general economic conditions.

Commercial and Industrial Loans. Loans in this category include business loans, asset-based loans, and other secured and unsecured loans and lines of credit. Commercial and industrial loans may entail greater risk than mortgage loans on real estate, and are underwritten in accordance with loan policy, which sets risk management standards. Among the criteria for determining the borrower’s ability to repay is a cash flow analysis of the business and valuation of the business collateral.

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

Competition

The financial services industry is highly competitive. The Company competes for loans, deposits, and other financial services directly with other bank and nonbank institutions, including credit unions, located within its markets, internet-based banks, out-of-market banks, and fintech companies that advertise in or otherwise serve its markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, and differentiators include the scope and type of services offered, interest rates paid on deposits and charged on loans, and the customer service experience. The financial services industry continues to undergo rapid technological change with introductions of new technologies and services, including new ways that customers can make payments or manage their accounts, including through use of stablecoins and other forms of cryptocurrency, tokens, and other digital assets or alternative payment systems. Many of the Company’s competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, greater technology, the ability to offer additional services, lower regulatory compliance burden, more favorable pricing alternatives, and lower origination and operating costs. The Company believes that its competitive pricing, personalized service, and community involvement enable it to effectively compete in the communities in which it operates.

Governance and Human Capital

The Company operates under a governance structure that starts with an independent chairman of the board of directors who is independent from management. The Company believes effective oversight by the board of directors is an essential element of a financially sound and well-managed company. The board of directors establishes the Company’s risk philosophy, ensures that it has an appropriate risk-management framework, including a sound independent audit function, determines the overall business strategy, and monitors implementation of strategy. Employees operate under policies approved by the Company’s board of directors. Additionally, the Company upholds the highest workplace conduct standards and provides annual training on topics including, but not limited to, harassment prevention, workplace safety, data confidentiality, sound banking practices, and maintaining ethical practices.

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

Management believes in giving back to the communities in which the Company serves. In 2025, the Company committed approximately $265 thousand of financial donations to community and not-for-profit organizations, including first responders, colleges and universities, youth athletics, and the arts. In addition, during 2025 the Company's employees donated over 550 hours volunteering in their communities, business associations, and helping the underserved.

Management believes that its employees are the cornerstone of the Company’s success. Their dedication, talent, and commitment are what drive the Company’s achievements. Management believes that the Company's compensation programs offer competitive salaries and performance-based bonuses, and a comprehensive benefits package including paid time off, health, dental, and vision coverage, disability insurance, paid parental leave, and a 401(k) retirement plan. The Company goes beyond compensation by investing in its employees' growth and development through professional development programs, ongoing training, and tuition reimbursement. The Company’s commitment extends to creating a fair and respectful work environment where everyone can thrive and contribute to the Company’s shared success.

The Company had 292 full-time and 10 part-time employees as of December 31, 2025.

Supervision and Regulation

The Company and the Bank are extensively regulated under federal and state laws. The following information describes certain aspects of that regulation applicable to the Company and the Bank and does not purport to be complete. Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised in the U.S. Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are impossible to determine with any certainty. A change in applicable laws, regulations or policies, or a change in the way such laws, regulations, or policies are interpreted by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Company and the Bank.

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

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The deposit insurance assessment base is based on average total assets minus average tangible equity. Deposit insurance pricing is a “financial ratios method” based on “CAMELS” composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”).

On October 18, 2022, the FDIC adopted a final rule to increase base deposit insurance assessment rate schedules uniformly by two basis points beginning in the first quarterly assessment period of 2023. The increase was instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the “reserve ratio” of the DIF to total industry deposits. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds two percent. In the years ended December 31, 2025 and 2024, the Company recorded expense of $2.8 million and $5.5 million, respectively, for FDIC insurance premiums.

Capital Requirements

The Federal Reserve, the OCC, and the FDIC have issued substantially similar capital requirements applicable to all banks and bank holding companies. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

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

As of December 31, 2025, the Bank's total capital to risk-weighted asset ratio was 19.16%; its Tier 1 capital ratio was 18.18%; its common equity Tier 1 capital ratio was 18.18%; and the Bank's Tier 1 leverage ratio was 13.04%. The Bank exceeded the threshold to be considered well capitalized as of December 31, 2025. As of December 31, 2025, the Company's total capital to risk-weighted asset ratio was 20.69%; its Tier 1 capital ratio was 19.22%; its common equity Tier 1 capital ratio was 19.22%; and its Tier 1 leverage ratio was 13.81%.

In addition to the foregoing capital requirements, and prior to the termination of the Consent Order in the fourth quarter of 2025, the Bank was subject to minimum capital ratios set forth in the Consent Order that were higher than those required for capital adequacy purposes generally. The Bank was required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of December 31, 2024, the Bank met the then applicable minimum capital ratios.

Dividends

Generally, the Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company and the Company's payment of dividends to its shareholders.

As a general rule, without prior regulatory approval, the amount of dividends that a national bank may declare in any calendar year may not exceed the sum of its net income for that year to date and its retained net income for the immediately preceding two calendar years. In addition, a national bank may not pay a dividend if the payment would cause the institution to become “undercapitalized”, as defined by applicable regulations, if it already is “undercapitalized”, or if the OCC determines that the payment would constitute an unsafe and unsound banking practice. In certain circumstances, where supervisory considerations warrant, a national bank may be required to obtain the OCC’s prior approval or supervisory non-objection before declaring or paying a dividend.

The Company, as a Virginia corporation, generally may not authorize and make distributions if, after giving effect to the distribution, it would be unable to meet its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if it were dissolved at that time, to satisfy the preferential rights of shareholders whose rights are superior to the rights of those receiving the distribution.

In addition, under the current supervisory practices of the Federal Reserve, bank holding companies are expected to inform and consult with the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to a bank holding company's capital structure.

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

In October 2024, the Consumer Financial Protection Bureau ("CFPB") adopted a new rule that requires financial services providers, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. Compliance is required beginning April 1, 2028 for depository institutions with at least $3 billion in total assets and beginning April 1, 2029 for depository institutions with at least $1.5 billion in total assets.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. As of December 31, 2025, such regulations or guidelines have not been finalized.

The Federal Reserve will review, as part of the regular risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large complex banking organizations.” These reviews are tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2025, the Company had not been made aware of any instances of non-compliance with the guidance.

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

Additionally, effective December 9, 2022, amendments to the GLB Act’s Safeguards Rule went into effect. That rule requires financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either “continuous monitoring” or “periodic penetration testing;” (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and periodic reports from the qualified individual to the board of directors. Additionally, multiple states and U.S. Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data.

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

Digital Assets

In July 2025, President Trump signed into law the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”), which establishes a regulatory framework for “payment stablecoins” and their issuers. The GENIUS Act permits payment stablecoins to be issued in the United States only by “permitted payment stablecoin issuers”, including the subsidiary of an insured depository institution such as the Bank. The GENIUS Act requires federal and state regulators to issue regulations on numerous topics to interpret and implement the act. The effect of the GENIUS Act on the Company and the Bank will depend on the final form of any regulations and cannot be predicted at this time. In addition, although federal banking regulators have not developed regulations governing the digital asset activities of banking organizations, the OCC has clarified that certain digital assets activities of national banks are permissible, subject to safety-and-soundness standards and the OCC’s prior approval. Digital assets activities are an area of significant focus for Congress, the current Presidential administration, and federal banking regulators. Any changes in law or in the Company’s or the Bank’s supervisory frameworks relating to digital assets cannot be predicted but may have a significant effect on the Company’s business.

Fair Access to Financial Services

In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities. In recent years, certain states have also enacted, or have proposed to enact, statutes, regulations, or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities.

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

ITEM 1A: RISK FACTORS

An investment in the Company’s common stock involves certain risks, including those described below. In addition to the other information set forth in this Form 10-K, investors in the Company’s securities should carefully consider the factors discussed below. These factors, either alone or taken together, could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, capital position, and prospects. One or more of these could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

Strategy

The Company may not be able to successfully manage its growth, which may adversely affect its results of operations and financial condition.

A key aspect of the Company’s long-term business strategy is growth. During 2025 and 2024, the Company’s strategic initiatives included repositioning its balance sheet to align with its return to a community-focused bank and positioning itself for measured growth. The Company may not be able to successfully grow in the long-term if it is unable to identify attractive markets, locations, or opportunities to expand in the future. The Company’s ability to manage its growth successfully also will depend on whether it can maintain capital levels adequate to support its business, maintain operational and control systems, cost controls, asset quality, comply with regulatory requirements, and successfully integrate any businesses the Company pursues into its organization.

Should the Company enter into new markets or new lines of business, its lack of history and familiarity with those markets, clients, and lines of business may lead to unexpected challenges or difficulties that inhibit its success. The Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a growth strategy leading to long-term financial benefits. Any of the foregoing could adversely affect the Company’s results of operations.

The Company may not be able to generate acceptable levels of profitability in the future.

The Company has reported net income for the year ended December 31, 2025, but reported a net loss for the year ended December 31, 2024, some of which is due to the cost of complying with regulatory directives set forth in the Consent Order. While the Company has implemented, and will continue to implement, cost-saving initiatives and efficiency measures, there is no guarantee that these actions will yield the desired financial results. Additionally, the Company reduced its earning assets in 2025 and 2024 and intends to begin increasing earning assets in future periods. Factors such as market conditions, competitive pressures, or unforeseen operational challenges could hinder the Company’s ability to achieve sustained and acceptable levels of future profitability. If the Company is unable to improve its financial performance, it could experience less than acceptable levels of profits, which could adversely affect its financial position, capital levels, and the value of its common stock.

The Company’s success depends on its management team and the unexpected loss of any of these personnel could adversely affect operations.

The Company’s success is, and is expected to remain, highly dependent on its management team. The Company’s strategy and operations will continue to place significant demands on management, and the loss of any such person’s services may have an adverse effect upon the Company's strategy, operations, and profitability. If the Company fails to retain or continue to recruit qualified employees, its strategy, operations, and profitability could be adversely affected.

The success of the Company’s strategy depends on its ability to identify and retain individuals with experience and relationships in its markets.

In order to be successful, the Company must identify and retain experienced key management members and sales staff with local expertise and relationships. Competition for qualified personnel is intense and there is a limited number of qualified persons with knowledge of and experience in banking and in the Company’s chosen geographic markets. Even if the Company identifies individuals that it believes could assist it in building its franchise, it may be unable to recruit these individuals to work for the Company. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out the Company’s strategy is often lengthy. The Company’s inability to identify, recruit, and retain talented personnel could limit its ability to pursue its strategic goals and materially adversely affect its business, financial condition, and results of operations.

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

The Company’s business is directly impacted by economic conditions, legislative and regulatory changes, changes in government monetary and fiscal policies, changes in consumer behavior and business practices, and inflation, all of which are beyond its control. The growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions, tariffs, and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes during 2022 and 2023, and the risk of recession. A deterioration in economic conditions, whether caused by global, national, or local concerns, especially within the Company’s market area, could result in, among other consequences, an increase in loan delinquencies, problem assets and foreclosures, a decline in demand for the Company’s products and services, a decrease in low cost or non-interest bearing deposits, and/or a deterioration in the value of collateral for loans, especially real estate loans, any of which could result in losses that materially and adversely affect the Company’s business.

The Company may be adversely impacted by changes in market conditions.

The Company is directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with the Company’s operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing the Company to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Any changes in these market conditions could adversely affect the Company’s financial condition, capital ratios, and results of operations.

The Company’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, inactivity or instability in the credit markets, and changes in market interest rates. For example, the Company carries its available for sale securities portfolio at estimated fair market value. As a result of rising interest rates during 2022 and 2023, the unrealized losses in the Company’s investment securities portfolio increased dramatically and thereby negatively impacted the Company’s accumulated other comprehensive income. While there were declines in market interest rates during 2024 and 2025, reducing unrealized losses, these unrealized losses (net of income taxes) were approximately $31.1 million as of December 31, 2025. Such losses could be realized in earnings should liquidity needs and/or business strategy necessitate the sales of securities in a loss position, which could adversely affect the Company’s financial condition, capital ratios, and results of operations.

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

The Company encounters substantial competition from financial institutions in its market area and other providers of financial products and services, and competition is increasing. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area. These competitors include national, regional, and community banks. The Company also faces competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, financial technology companies, and mortgage companies. Technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Further, the widespread adoption and rapid evolution of emerging technologies in the financial services industry, including artificial intelligence, cryptocurrencies (including stablecoins and memecoins), tokens, and other digital assets could negatively impact the Company's ability to compete. Increased competition may result in reduced business for the Company.

A number of the Company’s competitors are larger than the Company, have greater access to capital and other resources, have larger lending limits, and are able to serve the credit needs of larger customers. Additionally, many of the Company’s non-bank competitors are not subject to the same extensive regulations that govern the Company’s activities. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, and range and quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, it may be unable to continue to grow loan and deposit portfolios and its results of operations and financial condition may otherwise be adversely affected.

Consumers may increasingly decide not to use banks to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, insurance and pension funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The emergence, adoption, and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the competition for financial services. Large technology companies offering embedded financial services, digital wallets, and payment platforms have also increased competitive pressures and may accelerate customer migration away from traditional banking products.

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

In addition, thinly-traded stocks can be more volatile than more widely-traded stocks. Several factors could cause the price of the Company's stock to fluctuate substantially. These factors include, but are not limited to, developments related to the Company’s business and operations, stock performance of other companies deemed to be peers, news reports of trends, concerns, and irrational exuberance on the part of investors, geopolitical uncertainty, and other issues related to the financial services industry, in general. The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance and are not within the control of the Company. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Company’s common stock. Additionally, the current market price may not be indicative of future market prices.

Credit Risk

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions, and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending, while avoiding highly-leveraged transactions and excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans are promptly identified and is periodically subject to independent review. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

The Company's allowance for credit losses ("ACL") may be insufficient and any increases in the ACL may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s nonperforming assets adversely affect its net income in various ways. Nonperforming assets, which include nonaccrual loans, loans past due 90 days and still accruing interest, and other real estate owned ("OREO") were $25.4 million, or 1.05% of total assets, and $25.7 million, or 0.94% of total assets, as of December 31, 2025 and December 31, 2024, respectively. When the Company receives collateral through foreclosures and similar proceedings, it is required to record the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss.

An increased level of nonperforming assets increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in, or negative changes in, the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. There can be no assurance that the Company will avoid increases in nonperforming assets in the future.

The Company’s concentration in loans secured by real estate may increase its future credit losses, which would negatively affect the Company’s financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Credit risk and credit losses can increase if loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2025 and December 31, 2024, approximately 83.6% and 80.8%, respectively, of the Company’s loans were secured by real estate, both residential and commercial, substantially all of which are located in its market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having a higher risk of default.

As of December 31, 2025 and December 31, 2024, the Company had approximately $836.3 million and $847.8 million in loans secured by commercial real estate, respectively, representing approximately 44.9% and 40.2% of total loans outstanding as of those same dates, respectively. The Company's portfolio of loans secured by commercial real estate consists primarily of non-owner occupied properties. These loans are generally considered to present a higher risk of default than residential and owner-occupied commercial real estate loans, typically involve larger loan balances, and are dependent on cash flows generated by the property, and in some cases the borrower or guarantor, to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers' ability to repay their loans frequently depends on the successful rental of their properties. As of December 31, 2025, the Company had approximately $55.7 million of non-owner occupied office loans, representing approximately 6.7% of total commercial real estate loans outstanding at that date. Cash flows to service commercial real estate loans may be negatively affected by general economic conditions, such as unemployment, a sustained downturn, or in occupancy rates in the local economy where the property is located and could increase the likelihood of default. Further, when fixed rate loans originated in a time of lower interest rates near their maturity dates, a higher interest rate environment could make it more difficult for borrowers to refinance or extend their loans with the Company due to higher debt service costs. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for credit losses, and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Shifts in workplace dynamics, including remote and hybrid work arrangements, and a potentially smaller federal government workforce, may weaken office property and housing demand, pressure valuations, and increase credit risk for the Company.

While increased in-office attendance may help stabilize demand for some commercial real estate properties, persistent remote and hybrid work arrangements could keep office vacancy rates elevated, particularly in markets with oversupply in the Company's footprint. Additionally, workforce reductions in the federal government due to budget cuts or restructuring could further dampen demand for office space and housing in government-centric areas. These factors may strain property cash flows, depress collateral values, and elevate default risks, particularly for lenders with significant exposure to office properties or government-related tenants. The Company has very limited exposure to commercial real estate in the greater

Washington, D.C. area; however, its proximity to this area makes it potentially vulnerable to changes in government spending. This increased credit risk for the Company could result in future losses, which could have a material adverse effect on the Company’s financial condition and results of operations.

A portion of the Company’s loan portfolio consists of construction and land development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and could have an adverse effect on the Company’s financial condition.

At December 31, 2025 and December 31, 2024, approximately 4.5% and 7.8% of the Company’s loan portfolio, or $83.5 million and $166.3 million, respectively, consisted of construction and land development loans. Construction financing typically involves a higher degree of credit risk than financing on improved owner-occupied real estate and improved income producing real estate. Risk of loss on a construction or land development loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the marketability of the property, and the bid price and estimated cost (including interest) of construction or development. If the estimate of construction or development costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, it may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders and developers, the cost breakdown of construction or development is provided by the builder or developer. Although the Company’s underwriting criteria are designed to evaluate and minimize the risks of each construction or land development loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to the Company’s operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally riskier than loans secured by improved property. These loans are more susceptible to adverse conditions in the real estate market and local economy, which could have a material adverse effect on the Company's financial condition and results of operations.

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

A significant source of risk for the Company is the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loan agreements. Most of the Company’s loans are secured, but some loans are unsecured. With respect to the secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in economic, environmental, declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination, and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the ACL, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which it does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a client’s audited financial statements conform with generally accepted accounting principles ("GAAP") and present fairly, in all material respects, the financial condition, results of operations, and cash flows of that client. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading or other information that turns out to be misleading or incorrect.

The Company relies upon independent appraisers to determine the value of the real estate that secures a significant portion of its loans and the value of foreclosed properties carried on its books, and the values indicated by such appraisers may not be realizable if it is forced to foreclose upon such loans or liquidate such foreclosed properties.

As indicated above, a significant portion of the Company’s loan portfolio consists of loans secured by real estate and the Company may also hold a portfolio of foreclosed properties. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Company’s loans and the foreclosed properties held by the Company may be more or less valuable than anticipated. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan. It may also be unable to sell its foreclosed properties for the values estimated by their appraisals.

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

Regulatory and Operational

The Company operates in a highly-regulated industry, and the laws and regulations that govern the Company’s operations, including changes in them or the Company’s failure to comply with them, and regulatory actions implementing such laws and regulations, may adversely affect the Company.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. These laws and regulations, and regulatory actions implementing such laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the Company’s business activities, limit the dividends or distributions that it can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than GAAP.

Changes to laws, regulations, regulatory policies, or supervisory guidance, including changes in interpretation or implementation of laws, regulations, policies, or supervisory guidance, or changes in enforcement priorities could affect the Company in substantial and unpredictable ways. Regulatory responses in connection with unforeseen stress events, including failures of banks and other financial institutions, often lead to increased regulatory scrutiny and heightened supervisory expectations and could adversely impact the Company’s business, financial condition, and results of operations, or alter or disrupt the Company’s planned future strategies and actions. The Company’s failure to comply with these laws and regulations, has in the past and could in the future subject it to restrictions on its business activities, fines, and other penalties, any of which could adversely affect the Company’s results of operations and increase required capital levels. Activities of other banks could also affect the price of the Company's securities. Compliance with laws and regulations, and regulatory actions implementing such laws and regulations, can be difficult and costly, and changes to laws and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business and financial condition.

The Company expects the Trump administration will continue to implement a regulatory agenda that could reduce and streamline certain prudential and regulatory requirements applicable to banking organizations at a federal level. Separately, the Trump administration’s emphasis on stablecoins and digital assets, including taking action to create a federal regulatory system for stablecoins through the signing of the Genius Act, bolsters the efforts of nonbanking financial intermediaries who are not as highly regulated as banks to increasingly and effectively compete for and obtain the business of customers of traditional banking institutions. At this time, however, it is unclear what the impacts to the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies will be, what laws, regulations, and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect the Company’s operating environment, and therefore its business, financial condition, and results of operations.

The Company’s operations may be adversely affected by cybersecurity risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities. The continued evolution and increased usage of artificial intelligence technologies may further increase these risks.

In addition, multiple U.S. companies have experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial or privileged data. These incursions affect cards issued and deposit accounts maintained by many banks, including the Company. These events can cause the Company to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Company and its customers. In some cases, the Company may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail and collaboration platform providers, social media portals, distant-server (cloud) service providers, electronic data security providers, core processing vendors, payment networks, software and hardware manufacturers, data storage providers, telecommunications companies, smart phone manufacturers, utility providers, and other third-party technology vendors and service providers.

The Company relies on other companies to provide key components of its business infrastructure.

Third-party vendors provide key components of the Company’s business operations such as data processing, recording, and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company maintains an extensive third-party risk management program and has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board, the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. For example, effective January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses (referred herein as “current expected credit losses” or “CECL”). CECL is generally viewed throughout the industry as the most significant change in accounting standards to affect financial institutions in decades, as it fundamentally changes the accounting for and estimation of the ACL. The prior incurred loss approach was replaced by a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As a result, the Company has incurred additional expenses to support both the adoption and the subsequent accounting and financial reporting requirements of CECL. For more information regarding recent accounting pronouncements and their effects on the Company, see “Recent Accounting Pronouncements” in Note 2 of the Company’s audited financial statements as of and for the year ended December 31, 2025.

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

In addition, financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry. In 2023 and 2024, several large regional banks experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. In the aftermath, there was substantial market disruption and concern that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. While public confidence in the banking system has since stabilized, deposit outflows caused by reputational concerns or events affecting the banking industry generally could adversely affect the Company’s liquidity, financial condition, and results of operations.

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

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including recent and rapid developments in artificial intelligence, social media, and other developments in telecommunications, data processing, computers, automation, online banking, and tele-banking. The Company’s ability to compete successfully in its market may depend on the extent to which it is able to implement or exploit such technological changes. If the Company is not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train its staff to use such technologies, its business, financial condition, or operating results could be adversely affected.

The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business.

The Company or its third-party vendors, clients, or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

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

The current and anticipated effects of climate change continue to raise concerns for the state of the global environment. As a result, the Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. While the Trump administration has shifted federal policy to reduce the emphasis on climate change initiatives and environmental regulations, state and local regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, could affect our business operations. Among other things, the Company and its customers could face cost increases, compliance-related risks, asset value reductions and operating process changes.

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

A deferred tax asset is created by the tax effect of the differences between an asset’s or liability's carrying value for financial reporting purposes and its tax basis. The Company's total deferred tax asset at December 31, 2025 was $27.6 million, which represents the tax effect of future tax benefits, including a net operating loss carryforward. The Company assesses its deferred tax assets periodically to determine the likelihood of the Company’s ability to realize the future benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that the Company will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for the deferred tax asset and reduce its future deferred tax assets to the amount the Company believes could be realized. As of December 31, 2025, the Company determined it more likely than not that it will have sufficient future taxable income that will allow it to realize its deferred tax assets, including the net operating loss carryforward. However, it is possible that some or all its deferred tax asset, including the net operating loss carryforward, may not be realizable and would require a valuation allowance in future reporting periods. A valuation allowance against the deferred tax asset would materially increase the Company's income tax expense in the period the allowance is recognized and adversely affect the Company's financial condition and results of operation.

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

Deposit levels and funding costs may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, and general economic conditions. If market interest rates rise or the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company must rely on more expensive sources of funding. During 2024, the Company exited its fintech BaaS deposit operations through a managed winddown plan. During the winddown, the Company offered higher cost deposits and had obtained brokered deposits to help manage liquidity as it exited the fintech BaaS deposit operations. Brokered deposits accounted for approximately $238.7 million, or 12.5%, of the Company’s total deposits as of December 31, 2025 compared to $402.5 million and $515.5 million, or 18.5% and 20.1%, of the Company's total deposits as of December 31, 2024 and 2023, respectively. While the Company’s cost of funds decreased to 2.66% in 2025 compared to 3.04% in 2024 and 2.56% in 2023, if funding costs increase in future periods, as a result of reliance on higher cost deposits, increases in market interest rates, rates paid by competitors, or otherwise, it could reduce the Company’s net interest income and could have an adverse effect on the Company’s business, financial condition, results of operations, and cash flows from operations.

The Company may be required from time to time to rely on secondary sources of liquidity to meet loan withdrawal demands or otherwise fund operations. Such sources historically have included Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as additional out-of-market time deposits and brokered deposits. The Company’s ability to access borrowings from the FHLB and the Federal Reserve Bank of Richmond (“FRB”) is dependent upon providing collateral to secure borrowings. While the Company believes its funding sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company experiences increasing loan demand or is unable to maintain or grow its deposit base. Further, there can be no assurance that these arrangements will be available to the Company when needed, on favorable terms, or at all, or that they will be sufficient to meet future liquidity needs. The Company may be required, among other things, to slow or discontinue loan growth, capital expenditures or other investments, or liquidate assets. If the Company is unable to access funding sufficient to support its business operations or is unable to access such funding on attractive terms, it may not be able to satisfy its obligations.

Regulatory capital standards require the Company and the Bank to maintain certain capital levels, which could adversely affect the Company’s business, financial condition, and results of operations.

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

During 2024, the Company completed the Private Placements, pursuant to which it has issued approximately 64,850,000 shares of the Company’s common stock and warrants to purchase 31,959,999 shares of the Company’s common stock at an exercise price of $2.50 per share.

The issuance of shares of common stock in the Private Placements has resulted, and upon exercise of the warrants will result, in substantial dilution to the holders of common stock in place prior to the consummation of the Private Placements and a significant reduction in the percentage interests of such common shareholders in the voting power and in the future earnings per share of their common stock. Further, the exercise of warrants issued in the Private Placements at any time when the exercise price is less than the tangible book value of the shares of the Company’s common stock received will be dilutive to the tangible book value of the then existing common stock. The resale of the additional shares of the Company’s common stock could also cause the market price of the Company’s common stock to decline.

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

The market price of the Company’s common stock could drop if existing shareholders decide to sell their shares, especially certain of the purchasers in the Private Placements. As of December 31, 2025, Kenneth L. Lehman owned 19,998,257 common shares, or about 21.9% of the outstanding shares of the Company’s common stock, and Castle Creek Capital Partners VIII, LP (“Castle Creek”) owned 11,521,078 common shares, or about 12.6% of the outstanding shares of the Company’s common stock. The market price could drop significantly if one or more shareholders sold substantial amounts of the Company’s common stock or if other investors perceive sales to be imminent. The Company cannot foresee the impact of such potential sales on the Company's share price, but it is possible that if a significant percentage of shares were attempted to be sold within a short period of time, the market for the Company’s shares would be adversely affected. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for the Company’s common stock.

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

The Company is a bank holding company that exists primarily for the purposes of holding the stock of its subsidiaries, the Bank and the Financial Group. As a result, the Company’s principal source of revenue is dividends from the Bank. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Company. In consideration of the capital levels of the Bank and the Consent Order, in 2023 and 2024 the Company did not pay regular cash dividends on the Company’s common stock. Although the Company paid a special cash dividend of $0.25 per share of the Company's common stock in November 2025, and established a liability to pay a special cash dividend upon the exercise of warrants to purchase common stock and upon the vesting of PSAs, the Company's resumption of regular cash dividend payments is at the discretion of the Company's board of directors and will depend on regulatory and economic factors at the time.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 1C: CYBERSECURITY

Cybersecurity threats present a significant risk to the Company. The Company is committed to protecting its assets and the personally identifiable information and other data of its customers and employees. Further, the Company understands that a cybersecurity event might have a material adverse effect on its business, financial condition, results of operations, reputation, and future success in the markets it serves. The materiality of any such adverse effect would be determined by the facts and circumstances of the specific incident and may include consideration of nonfinancial factors and follow on impacts. Although the Company has not experienced a material cybersecurity incident, it periodically experiences threats or is tested by bad actors, including phishing, smishing, and vishing.

The Company believes it maintains a robust cybersecurity program designed to assess and manage risks from cyber threats. This cybersecurity program, directed by the Chief Information Security Officer (“CISO”), is integrated with the Company’s enterprise risk and compliance programs and business continuity management program (“BCMP”). The Company's cybersecurity program leverages industry standards, such as the National Institute of Standards and Technology Cybersecurity Framework, and is routinely evaluated for improvement, particularly due to evolving risks in this area.

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

The CISO routinely presents a summary of the Company’s cybersecurity landscape to the Company’s board of directors or a delegated committee of the Company's board of directors.

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

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of the Company is located at 1801 Bayberry Court, Suite 101, Richmond, Virginia 23226 in a building leased by the Bank. The main office of the Bank is located at 1 East Market Street, Martinsville, Virginia 24112 in a building leased by the Bank. The Company's subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2025, the Company's employees occupied an additional 30 properties, of which 19 were owned by the Company. Additional information with respect to the amounts at which Company premises and equipment are carried and commitments under long-term leases is set forth in Part II, Item 8 - "Financial Statements and Supplementary Data", Note 5 - "Premises and Equipment, net," and Note 10 - "Leases", respectively, in this Form 10-K.

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

On December 5, 2023, an alleged shareholder of the Company commenced a putative class action in the U.S. District Court for the Eastern District of New York (No. 1:23-cv-08944) (Russell Hunter v. Blue Ridge Bankshares, Inc., et al.) on behalf of himself and any persons or entities who purchased the publicly traded stock of the Company between February 3, 2023 and October 31, 2023, both dates inclusive (the “Action”). The Action alleged violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions related to accounting judgments in the Company’s filings with the SEC. The complaint sought certification of a class action, unspecified damages, and attorney’s fees. The putative class representative filed an amended complaint, and the Company filed a letter seeking permission to file a motion to dismiss. The parties engaged in non-binding mediation on December 5, 2024, during which the parties agreed in principle to settlement terms for $2.5 million. The Company was insured for its legal fees and for the settlement amount less a deductible that was expensed in 2024. On February 4, 2025, the plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement, which, if granted, would settle the Action and any claims related to the Action or that could have been brought in the Action by the parties, the parties’ counsel, or settlement class members (the “Motion”). The Motion expressly disclaimed any fault, liability, or wrongdoing on the part of the Company. On June 6, 2025, the court conducted a preliminary fairness hearing regarding the Motion. On June 11, 2025, the federal magistrate judge recommended that the court grant the Motion. On July 5, 2025, the court adopted the magistrate’s report and recommendation, and on July 25, 2025, the court granted preliminary approval of the settlement, effective July 5, 2025. Also on July 25, 2025, the court set a final settlement approval hearing date of October 29, 2025. On July 29, 2025, the defendants satisfied their payment obligations under the settlement. On October 29, 2025, the court held a final settlement approval hearing at which no objections to the settlement were raised. Final judgment was entered and the matter was dismissed with prejudice on November 20, 2025.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company’s common stock is listed on the NYSE American market under the symbol “BRBS”. There were 91,340,481 of the Company’s common stock outstanding at the close of business on March 2, 2026, which were held by approximately 3,121 shareholders of record. The closing price of the Company's common stock on December 31, 2025 was $4.27 per common share compared to $3.22 per common share as of December 31, 2024.

Dividends

The type, amount, and timing of any dividend payments are established by the Company’s board of directors. In making its decisions regarding the payment of dividends on the Company’s common stock, the board of directors considers the Company's regulatory requirements and restrictions, operating results, financial condition, capital adequacy, shareholders' return, and other factors.

On October 27, 2025, the Company announced a special cash dividend of $0.25 per share of the Company's common stock totaling approximately $29.1 million. Of this amount, $22.6 million was paid on November 21, 2025 to shareholders of record as of the close of business on November 7, 2025. The remaining $6.5 million was established as a liability and will be paid if and when warrants to purchase common stock are exercised and if and when PSAs vest. This amount is reported in other liabilities on the Company's consolidated balance sheets as of December 31, 2025.

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

For the year ended December 31, 2025, the Company repurchased 802,735 shares of its common stock at a weighted average price of $4.17 per share totaling $3.4 million. Additionally, the Company repurchased outstanding warrants to purchase 3,229,000 shares of its common stock at a weighted average price of $1.90 per warrant totaling $6.1 million.

When incentive stock awards vest, employees and directors may elect to have the Company withhold shares of the Company’s common stock as payment for income and payroll taxes.

The following table provides information regarding repurchases of common stock and warrants to purchase common stock for the three months ended December 31, 2025.

	October 1, 2025 through October 31, 2025	November 1, 2025 through November 30, 2025	December 1, 2025 through December 31, 2025	Total
Share activity:
Shares purchased or withheld (1)	147,872	3,300	752	151,924
Average price paid per share	$4.21	$4.61	$4.42	$4.22
Shares purchased as part of a publicly announced program	142,786	—	—	142,786
Warrant activity:
Warrants purchased	3,229,000	—	—	3,229,000
Average price paid per warrant	$1.90	$—	$—	$1.90
Warrants purchased as part of a publicly announced program	3,229,000	—	—	3,229,000
Approximate value of shares or warrants that may yet be purchased under the program	$5,493,962	$5,493,962	$5,493,962

(1) The total number of shares for each period includes shares withheld from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, which totaled 9,138 shares for the three months ended December 31, 2025.

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

Cautionary Note About Forward-Looking Statements

The Company makes certain forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of management’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words of similar meaning. The Company cautions that the forward-looking statements are based largely on management’s expectations and are subject to a number of known and unknown risks and uncertainties that may change based on factors which are, in many instances, beyond its control. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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

•
the emergence of digital assets and payment stablecoins, and evolving legislative or regulatory frameworks, which could alter deposit flows, competition, and credit intermediation and, in turn, adversely affect the Company’s funding, liquidity, or overall financial performance;
•
the ability to maintain capital levels adequate to support the Company's business;
•
the ability of the Company to implement cost-saving initiatives and efficiency measures, as well as increase earning assets, in order to yield acceptable levels of profitability;
•
the ability to generate sufficient future taxable income for the Company to realize its deferred tax assets, including the net operating loss carryforward;
•
the usage of advances and changes in technological and social media to develop timely and competitive products and services, and the acceptance of these products and services by new and existing customers;
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

Critical Accounting Policies and Estimates

General

The accounting principles the Company applies under GAAP are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. The Company views the following policies as critical because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. Changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.

Allowance for Credit Losses

The ACL represents management’s best estimate of credit losses over the remaining life of the Company's held for investment loan portfolio. Loans are charged-off against the ACL when management believes the loan balance is no longer collectible. Subsequent recoveries of previously charged-off amounts (recoveries) are recorded as increases to the ACL. The provision for (recovery of) credit losses is an amount sufficient to bring the ACL to an estimated balance that management considers adequate to absorb lifetime expected losses in the Company’s held for investment loan portfolio. The ACL is a valuation account that is deducted from the loans' recorded investment to present the net amount expected to be collected on the loan portfolio. In accordance with ASC 326, the Company elected to exclude accrued interest from the recorded investment basis in its determination of the ACL for loans held for investment, and instead reverses accrued but unpaid interest through interest income in the period in which the loan is placed on nonaccrual status.

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

Income Taxes

Income taxes are accounted for using the balance sheet method in accordance with ASC 740, Accounting for Income Taxes, and recently adopted ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures (collectively "ASC 740"). Per ASC 740, the objective is to (a) recognize the amount of taxes payable or refundable for the current year, and (b) defer tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or federal income tax returns. Deferred tax assets and liabilities are determined based on the tax effects of the temporary differences between the book (i.e., financial statement) and tax bases of the various balance sheet assets and liabilities and give current recognition to changes in tax rates and laws. Temporary differences are reversed in the period in which an amount or amounts become taxable or deductible.

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

Five Year Summary of Selected Financial Data

	As of and for the years ended December 31,
(Dollars and shares in thousands, except per share data)	2025	2024	2023	2022	2021
Income Statement Data:
Interest income	$137,773	$160,320	$168,995	$121,652	$103,546
Interest expense	58,912	81,659	75,954	17,085	11,065
Net interest income	78,861	78,661	93,041	104,567	92,481
(Recovery of) provision for credit losses	(4,000)	(5,100)	22,323	25,687	117
Net interest income after (recovery of) provision for credit losses	82,861	83,761	70,718	78,880	92,364
Noninterest income	12,836	13,573	28,375	47,945	86,988
Noninterest expense	81,922	113,841	157,937	104,629	110,988
Income (loss) from continuing operations before income tax expense	13,775	(16,507)	(58,844)	22,196	68,364
Income tax expense (benefit) attributable to continuing operations	3,066	(1,122)	(7,071)	5,199	15,740
Net income (loss) from continuing operations	10,709	(15,385)	(51,773)	16,997	52,624
Net income (loss) from discontinued operations	—	—	—	337	(144)
Net income from discontinued operations attributable to noncontrolling interest	—	—	—	(1)	(3)
Net income (loss) attributable to Blue Ridge Bankshares, Inc.	$10,709	$(15,385)	$(51,773)	$17,333	$52,477
Share Data:
Diluted (loss) earnings per share from continuing operations (1)	$0.11	$(0.31)	$(2.73)	$0.90	$2.95
Dividends declared per common share (1)	0.250	—	0.245	0.490	0.435
Book value per common share (1)	3.54	3.86	9.69	13.13	14.76
Common shares oustanding	91,475	84,973	19,198	18,950	18,774
Warrants to purchase common stock outstanding	24,320	31,452	—	—	—
Balance Sheet Data:
Total assets	$2,432,589	$2,737,260	$3,117,554	$3,130,465	$2,665,139
Loans held for investment, gross	1,865,717	2,111,797	2,430,947	2,411,059	1,807,578
Loans held for sale	14,769	30,976	46,337	69,534	121,943
Securities and investments	356,854	336,144	352,607	399,374	396,050
Total deposits	1,911,162	2,179,442	2,566,032	2,502,507	2,297,771
Subordinated notes, net	14,716	39,789	39,855	39,920	39,986
FHLB borrowings	150,000	150,000	210,000	311,700	10,111
FRB borrowings	—	—	65,000	51	17,901
Stockholders' equity	323,691	327,788	185,989	248,793	277,139
Weighted average common shares outstanding - basic (1)	87,719	49,124	18,939	18,811	17,841
Weighted average common shares outstanding - diluted (1)	97,258	49,124	18,939	18,825	17,851
Financial Ratios:
Return on average assets	0.41%	(0.51)%	(1.60)%	0.61%	1.86%
Return on average equity	3.18%	(5.31)%	(23.13)%	6.57%	21.50%
Net interest margin	3.17%	2.77%	3.07%	4.00%	3.51%
Efficiency ratio	89.34%	123.43%	130.08%	68.60%	62.15%
Capital and Credit Quality Ratios:
Average equity to average assets	13.00%	9.60%	6.92%	9.34%	8.65%
Allowance for credit losses to loans held for investment	1.04%	1.09%	1.48%	1.27%	0.67%
Nonperforming loans to total assets	0.98%	0.93%	2.02%	2.69%	0.60%
Nonperforming assets to total assets	1.05%	0.94%	2.02%	2.70%	0.61%
Net (recoveries) charge-offs to total loans held for investment	(0.02)%	0.48%	1.13%	0.30%	0.10%

(1) Share and per share figures for 2021 have been adjusted to reflect the Company's 3-for-2 stock split effective April 30, 2021.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

For the year ended December 31, 2025, the Company reported net income of $10.7 million compared to a net loss of $15.4 million for 2024. Diluted income (loss) per share was $0.11 for 2025 compared to ($0.31) for 2024. Contributing to the net loss in 2024 was a $6.3 million after-tax non-cash negative fair value adjustment of an equity investment the Company holds in a fintech company. Additionally, for 2024, the Company reported $3.6 million of after-tax regulatory remediation expenses, while none were reported for 2025.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet size, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings.

The following table presents the average balance sheets for each of the years ended December 31, 2025 and 2024. In addition, the amounts of interest earned on interest-earning assets, with related taxable equivalent yields, and interest expense on interest-bearing liabilities, with related rates, are presented.

	For the Years Ended December 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Taxable securities	$338,590	$10,426	3.08%	$326,405	$9,406	2.88%
Tax-exempt securities (1)	12,303	340	2.76%	12,575	317	2.52%
Total securities	350,893	10,766	3.07%	338,980	9,723	2.87%
Interest-earning deposits in other banks	134,213	5,569	4.15%	157,087	7,993	5.09%
Federal funds sold	2,396	101	4.22%	6,232	335	5.38%
Loans held for sale	20,309	4,607	22.68%	57,225	8,157	14.25%
Loans held for investment (including loan fees) (2,3,4)	1,983,309	116,806	5.89%	2,286,446	134,182	5.87%
Total average interest-earning assets	2,491,120	137,849	5.53%	2,845,970	160,390	5.64%
Less: allowance for credit losses	(22,167)			(31,896)
Total noninterest-earning assets	120,643			205,453
Total average assets	$2,589,596			$3,019,527
Liabilities and stockholders’ equity:
Interest-bearing demand, money market, and savings	$723,761	$13,679	1.89%	$921,674	$23,716	2.57%
Time (5)	887,639	37,413	4.21%	997,470	45,354	4.55%
Total interest-bearing deposits	1,611,400	51,092	3.17%	1,919,144	69,070	3.60%
FHLB borrowings	150,000	5,806	3.87%	213,003	9,095	4.27%
FRB borrowings	—	—	—	23,087	1,080	4.68%
Subordinated notes (6)	26,697	2,014	7.54%	39,829	2,414	6.06%
Total average interest-bearing liabilities	1,788,097	58,912	3.29%	2,195,063	81,659	3.72%
Noninterest-bearing demand deposits	430,512			493,133
Other noninterest-bearing liabilities	34,441			41,327
Stockholders’ equity	336,546			290,004
Total average liabilities and stockholders’ equity	$2,589,596			$3,019,527
Net interest income and margin (7)		$78,937	3.17%		$78,731	2.77%
Cost of funds (8)			2.66%			3.04%
Net interest spread (9)			2.24%			1.92%

(1) Computed on a fully taxable equivalent basis assuming a 21.96% and 22.32% income tax rate for the years ended December 31, 2025 and 2024, respectively.

(2) Includes deferred loan fees/costs.

(3) Nonaccrual loans have been included in the computations of average loan balances.

(4) Includes accretion of fair value adjustments (discounts) on acquired loans of $1.6 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

(5) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $0.1 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

(6) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $0.1 million for both years ended December 31, 2025 and 2024.

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

	2025 compared to 2024
	Increase/(Decrease) Due to (1)		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest Income
Taxable securities	$351	$669	$1,020
Tax-exempt securities	(8)	31	23
Interest-earning deposits in other banks	(1,164)	(1,260)	(2,424)
Federal funds sold	(206)	(28)	(234)
Loans held for sale	(5,262)	1,712	(3,550)
Loans held for investment	(17,790)	414	(17,376)
Total interest income	$(24,079)	$1,538	$(22,541)
Interest Expense
Interest-bearing demand, money market, and savings	$(5,092)	$(4,945)	$(10,037)
Time	(4,994)	(2,947)	(7,941)
FHLB borrowings	(2,690)	(599)	(3,289)
FRB borrowings	(1,080)	—	(1,080)
Subordinated notes	(796)	396	(400)
Total interest expense	(14,652)	(8,095)	(22,747)
Change in Net Interest Income	$(9,427)	$9,633	$206

(1) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Average interest-earning assets were $2.49 billion for the year ended December 31, 2025 compared to $2.85 billion for the same period of 2024, a $354.9 million decrease. This decrease was primarily attributable to lower average balances of loans held for investment, which declined $303.1 million. To transition the Company to a more traditional community banking model, the Company selectively reduced its loan portfolio to borrowers outside of the Bank's geographic markets by approximately $120.0 million in 2025. Generally, these loans carried higher yields but also presented greater credit risk than the remainder of the Company's loan portfolio. Total interest income (on a taxable equivalent basis) decreased by $22.5 million to $137.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily due to lower average balances of loans held for investment, partially offset by fee income of $3.5 million associated with the extension and subsequent payoff of a previously criticized out-of-market loan. The yields on loans held for investment in 2025 and 2024 were 5.89% and 5.87%, respectively. In 2025, a large previously criticized out-of-market loan relationship paid off resulting in $3.5 million of fee income, which had a positive 15 basis point effect on the yield on loans held for investment in 2025. Interest income in 2025 and 2024 also included accretion of fair value adjustments (discounts) on acquired loans of $1.6 million and $1.1 million, respectively.

Average interest-bearing liabilities were $1.79 billion for the year ended December 31, 2025 compared to $2.20 billion for the same period of 2024, a $407.0 million decrease. The majority of this decline ($307.7 million) was attributable to decreases in average interest-bearing deposits, primarily fintech-related deposits ($237.0 million) and wholesale time deposits ($173.3 million). These changes reflect the balance sheet repositioning as the Company moved towards a more traditional community bank model. Interest expense decreased by $22.7 million to $58.9 million for the year ended December 31, 2025 compared to the 2024 period, largely driven by the decline in average balances and the cost of interest-bearing deposits. The cost of average interest-bearing liabilities decreased to 3.29% in 2025 from 3.72% in 2024, while the cost of funds decreased to 2.66% in 2025 from 3.04% in 2024. Interest expense in the 2025 and 2024 periods included the amortization of fair value adjustments (premium) on assumed time deposits of $0.1 million and $0.3 million, respectively, which was a reduction to interest expense.

Net interest income (on a taxable equivalent basis) was $78.9 million for the year ended December 31, 2025 compared to $78.7 million for the year ended December 31, 2024, while net interest margin was 3.17% and 2.77% for the same respective periods. The aforementioned fee income of $3.5 million had a positive 12 basis point effect on net interest margin in 2025. Accretion and amortization of purchase accounting adjustments had a 7 basis point and 5 basis point positive effect on net interest margin for the same respective periods. The decrease in net interest income in 2025 was primarily due to lower average balances of loans held for investment, partially offset by lower average balances of and rates paid on interest-bearing demand accounts, money market accounts, and time deposits. The Company anticipates that future net interest income and net interest margin will be positively affected as portions of the loan portfolio reprice and amortize, and new production is added in a higher interest rate environment than portions of the existing portfolio. Additionally, maturities of higher-cost time deposits, including brokered deposits, are expected to have a positive effect on net interest margin as new and renewed deposits are anticipated to be sourced at lower rates.

Recovery of Credit Losses. The Company recorded a recovery of credit losses of $4.0 million for the year ended December 31, 2025 compared to $5.1 million for the year ended December 31, 2024. The recovery of credit losses in 2025 was primarily due to loan portfolio balance reductions, recoveries of loans charged off in prior years, and reductions to reserves on individually evaluated loans. The recovery of credit losses in 2024 was primarily attributable to an $8.4 million recovery from the sale of a specialty finance loan reserved for in 2023 and 2022, lower reserve needs due to loan portfolio balance reductions, and lower balances of loan commitments, partially offset by higher specific reserves for certain purchased loans.

Noninterest Income. The following table provides detail for noninterest income and changes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2025	2024	Change $	Change %
Service charges on deposit accounts	$2,573	$1,526	$1,047	68.6%
Bank and purchase card interchange income, net	2,259	2,060	199	9.7%
Wealth and trust management fees	1,882	2,434	(552)	(22.7%)
Swap transaction fees	540	—	540	100.0%
Increase in cash surrender value of bank owned life insurance	33	855	(822)	(96.1%)
Residential mortgage banking income	860	9,752	(8,892)	(91.2%)
Mortgage servicing rights ("MSRs")	(385)	629	(1,014)	(161.2%)
Income (loss) on sale of MSRs	1,427	(3,607)	5,034	(139.6%)
Loss on sale of securities available for sale	—	(67)	67	(100.0%)
Fair value adjustments of other equity investments	(112)	(8,152)	8,040	(98.6%)
Other	3,759	8,143	(4,384)	(53.8%)
Total noninterest income	$12,836	$13,573	$(737)	(5.4%)

The Company reported higher service charges on deposit accounts for 2025 compared to 2024, primarily due to the execution of a project in early 2025 to more closely align products and pricing with competitors in the markets in which the Bank operates. The decline in residential mortgage banking income for the same comparative periods was attributable to the sale of the mortgage division in the first quarter of 2025. The decline in bank owned life insurance income for 2025 compared to 2024 was due to the surrender of policies at their cash surrender values in the latter half of 2024. Swap transaction fees in 2025 represent income earned upon the execution of interest rate swaps agreements that the Bank entered into with certain commercial borrowers and swap counterparties.

In 2024, the Company identified potential impairment indicators related to one of its investments, mainly due to regulatory pressures on banks partnering with fintech companies in the BaaS sector. These pressures led some fintech companies to announce cost-saving measures and at least one to seek bankruptcy protection. As a result, the Company engaged a third-party valuation firm to value the Company's investment in a fintech company. This valuation resulted in an $8.5 million impairment charge in the second quarter of 2024, which was recorded in fair value adjustments of other equity investments. No such impairment indicators were identified in 2025.

Income on sale of MSRs in 2025 was attributable to the release of reserves associated with the 2024 sales of MSRs. The reserves related to a portion of the sales proceeds held back pending the Company providing certain documentation to the buyers subsequent to the sales. During 2025, all such available documentation was delivered, and the heldback sales proceeds were received.

The decline in other noninterest income for 2025 compared to 2024 was primarily driven by lower fee income from the Company's exit of its indirect fintech lending and BaaS depository partnerships.

Noninterest Expense. The following table provides detail for noninterest expense and changes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2025	2024	Change $	Change %
Salaries and employee benefits	$46,174	$58,161	$(11,987)	(20.6%)
Occupancy and equipment	4,919	5,577	(658)	(11.8%)
Technology and communication	9,740	10,024	(284)	(2.8%)
Legal and regulatory filings	2,398	2,050	348	17.0%
Advertising and marketing	1,203	933	270	28.9%
Audit fees	1,413	3,019	(1,606)	(53.2%)
FDIC insurance	2,784	5,463	(2,679)	(49.0%)
Intangible amortization	914	1,083	(169)	(15.6%)
Other contractual services	1,895	6,576	(4,681)	(71.2%)
Other taxes and assessments	3,678	3,037	641	21.1%
Regulatory remediation	—	4,671	(4,671)	(100.0%)
Other	6,804	13,247	(6,443)	(48.6%)
Total noninterest expense	$81,922	$113,841	$(31,919)	(28.0%)

The majority of the decline in noninterest expenses in 2025 compared to 2024 was for salaries and employee benefits. Employee headcount was reduced to 302 employees as of December 31, 2025 from 442 as of December 31, 2024, a 32% reduction. The headcount reduction and lower audit fees, FDIC insurance premiums, consulting fees, regulatory remediation expenses, and other noninterest expenses resulted primarily from the exit of fintech BaaS depository operations, the remediation of the now-terminated Consent Order, and the sale of the mortgage division..

Higher advertising and marketing expenses for the 2025 period compared to the 2024 period were the result of marketing campaigns designed to drive future growth, which launched in the second half of 2025. Higher other taxes and assessments in the 2025 period were due to higher bank franchise taxes as a result of higher capital levels at the Bank.

While the Company anticipates additional noninterest expense reductions in future periods, due to operational efficiency and other strategic initiatives, the amount and rate of cost reductions are expected to be significantly less than the change from 2024 to 2025.

Income Tax Expense. For the year ended December 31, 2025, the Company recorded income tax expense of $3.1 million (effective income tax rate of 22.3%) compared to an income tax benefit of $1.1 million (effective income tax rate of 6.8%) for the same period of 2024. The effective income tax rate in the 2024 period was primarily attributable to income tax expense on the surrender of the majority of the Company's investment in bank owned life insurance, which resulted in a taxable gain and nondeductible penalties.

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

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$271,158	14.5%	$354,904	16.8%
Real estate – construction, commercial	51,738	2.8%	114,491	5.4%
Real estate – construction, residential	31,772	1.7%	51,807	2.4%
Real estate – commercial	836,308	44.9%	847,842	40.2%
Real estate – residential	636,743	34.2%	692,253	32.8%
Real estate – farmland	4,580	0.2%	5,520	0.3%
Consumer	32,213	1.7%	43,938	2.1%
Gross loans held for investment	1,864,512	100.0%	2,110,755	100.0%
Deferred costs, net of loan fees	1,205		1,042
Gross loans held for investment, net of deferred costs	1,865,717		2,111,797
Less: allowance for credit losses	(19,444)		(23,023)
Net loans held for investment	$1,846,273		$2,088,774
Loans held for sale (not included in totals above)	$14,769		$30,976

The Company has pledged certain qualifying loans as collateral for borrowings. Commercial and residential mortgages totaling $695.1 million and $797.9 million were pledged with the FHLB as of December 31, 2025 and 2024, respectively. The Company pledged as collateral for borrowings with the FRB Discount Window certain construction and commercial and industrial loans totaling $72.8 million and $91.6 million as of December 31, 2025 and 2024, respectively.

The following table presents the Company’s portfolio of commercial real estate mortgages by property type as of the dates stated.

	December 31,
	2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate – owner occupied	$178,270	21.3%	$193,608	22.8%
Commercial real estate – non-owner occupied
Hospitality	154,077	18.4%	120,910	14.3%
Multi-family	217,130	26.0%	186,619	22.0%
Retail	94,821	11.3%	104,363	12.3%
Office	55,650	6.7%	73,871	8.7%
Mixed use	42,886	5.1%	49,666	5.9%
Warehouse and industrial	40,136	4.8%	39,830	4.7%
Other	53,338	6.4%	78,975	9.3%
Total real estate – commercial	$836,308	100.0%	$847,842	100.0%

While the Federal Reserve has reduced the target Fed Funds rate by 175 basis points from a recent peak, the current lending environment for commercial real estate (“CRE”) loans has heightened risk due to a higher interest rate environment than had existed when these loans may have been originated. Potential negative impacts may include higher debt service burdens for floating rate loans and fixed rate loans originated in a lower rate environment that reprice or mature, requiring renewal or refinancing. As these loans mature, they may be repriced at significantly higher interest rates leading to increased debt service costs that can strain borrowers' ability to meet payment obligations. In some cases, the higher cost of refinancing may lead to loan defaults, particularly if property cash flows have not increased relatively.

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

The Bank’s credit administration department led by its Chief Credit Officer performs periodic analyses of emerging trends by geography and property type where the Bank has larger concentrations by CRE property type. These analyses include all real estate property types and geographic markets represented in the loan portfolio and are provided to the Bank's board of directors to assess whether the CRE lending strategy and risk appetite continue to be appropriate, considering changes in local market conditions and the Bank’s exposure to collateral type concentrations. Also, concentration limits by real estate collateral type are approved and monitored by the Bank's board of directors. As of December 31, 2025, all limits are in compliance.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed) as of December 31, 2025. Loans shown in the one year or less column are term loans that have a stated maturity date within twelve months. Variable rate loans reprice at various intervals (monthly or quarterly) and the rate is tied to a published index such as the Fed Prime rate, U.S. Treasury bond indices, or the Secured Overnight Funding Rate.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$271,158	$42,580	$121,983	$96,313	$24,615	$1,055	$106,595	$46,382	$42,211	$18,002
Real estate – construction, commercial	51,738	18,146	26,164	17,593	3,395	5,176	7,428	6,730	698	—
Real estate – construction, residential	31,772	20,893	1,970	1,458	200	312	8,909	5,269	—	3,640
Real estate – commercial	836,308	90,915	450,822	100,324	160,489	190,009	294,571	205,517	80,108	8,946
Real estate – residential	636,743	9,604	372,583	26,223	66,618	279,742	254,556	31,723	25,688	197,145
Real estate – farmland	4,580	1,472	1,906	91	217	1,598	1,202	370	115	717
Consumer loans	32,213	2,380	4,452	4,423	29	—	25,381	22,698	2,683	—
Gross loans	$1,864,512	$185,990	$979,880	$246,425	$255,563	$477,892	$698,642	$318,689	$151,503	$228,450

Allowance for Credit Losses. In determining the adequacy of the Company’s ACL, management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of December 31, 2025 and December 31, 2024. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, and changes in the circumstances of particular borrowers are criteria, among others that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following tables present an analysis of the change in the ACL by loan type as of the dates and for the periods stated.

	For the year ended December 31, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(1,683)	(1,379)	(276)	(699)	(396)	(4)	537	(3,900)
Charge-offs	(9,385)	—	—	(611)	(234)	—	(1,910)	(12,140)
Recoveries	9,638	—	—	1,306	352	—	1,165	12,461
Net recoveries (charge-offs)	253	—	—	695	118	—	(745)	321
ACL, end of period	$4,337	$678	$264	$5,959	$7,655	$14	$537	$19,444
Ratio of net (recoveries) charge-offs to average loans outstanding	(0.08%)	—	—	(0.09%)	(0.02%)	—	1.96%	0.02%

	For the year ended December 31, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893
(Recovery of) provision for credit losses - loans	(613)	(1,982)	(515)	(2,798)	1,734	3	1,271	(2,900)
Charge-offs	(24,005)	—	(39)	(1,238)	(216)	—	(2,939)	(28,437)
Recoveries	16,598	15	—	70	129	—	1,655	18,467
Net (charge-offs) recoveries	(7,407)	15	(39)	(1,168)	(87)	—	(1,284)	(9,970)
ACL, end of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
Ratio of net (recoveries) charge-offs to average loans outstanding	(1.79%)	0.02%	(0.02%)	(0.14%)	(0.01%)	—	(3.76%)	(0.44%)

Net recoveries were $0.3 million for the year ended December 31, 2025, compared to net charge-offs of $10.0 million for the year ended December 31, 2024. Contributing to the higher charge-offs and recoveries in 2024 compared to 2025 was the sale of a nonperforming specialty finance loan in 2024 that resulted in both a reduction of reserves ($8.4 million) established in 2022 and 2023 and a partial charge off ($9.4 million).

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

	December 31, 2025		December 31, 2024
(Dollars in thousands)	ACL Amount	% of Loans	ACL Amount	% of Loans
Commercial and industrial	$4,337	14.5%	$5,767	16.8%
Real estate – construction, commercial	678	2.8%	2,057	5.4%
Real estate – construction, residential	264	1.7%	540	2.4%
Real estate – commercial	5,959	44.9%	5,963	40.2%
Real estate – residential	7,655	34.2%	7,933	32.8%
Real estate – farmland	14	0.2%	18	0.3%
Consumer	537	1.7%	745	2.1%
Total	$19,444	100.0%	$23,023	100.0%

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current for a sustained period of time, generally six months, or when the loan otherwise becomes well-secured and in the process of collection. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until the loan has returned to accrual status. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not be placed on nonaccrual status, if the Company determines that the loans are well-secured and are in the process of collection.

OREO generally includes properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are initially stated at fair value, including a reduction for the estimated selling expenses, which becomes the new carrying value. In subsequent periods, such properties are stated at the lower of the restated carrying value or fair value. In limited cases, the Bank may receive non-cash consideration, including equity interests, pursuant to negotiated or court-approved settlements with borrowers. The fair value of nonmarketable equity interests are generally estimated using a discounted cash flow analysis based on management’s assumptions regarding expected future cash flows, timing, and a risk-adjusted discount rate. These assets, which are reported with OREO on the Company's consolidated balance sheets, are subsequently carried at the lower of cost or fair value, less estimated costs to sell, and are periodically evaluated for impairment.

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

	December 31,
(Dollars in thousands)	2025	2024
Nonaccrual loans held for investment	$20,605	$22,957
Loans past due 90 days and still accruing	3,158	2,486
Total nonperforming loans	$23,763	$25,443
OREO	1,683	279
Total nonperforming assets	$25,446	$25,722
Loans held for investment	$1,865,717	$2,111,797
Total assets	$2,432,589	$2,737,260
ACL on loans held for investment	$19,444	$23,023
ACL to loans held for investment	1.04%	1.09%
ACL to nonaccrual loans	94.37%	100.29%
ACL to nonperforming loans	81.82%	90.49%
Nonaccrual loans to loans held for investment	1.10%	1.09%
Nonperforming loans to loans held for investment	1.27%	1.20%
Nonperforming loans to total assets	0.98%	0.93%
Nonperforming assets to total assets	1.05%	0.94%

Nonperforming loans, which include nonaccrual loans and loans past due 90 days and still accruing interest, decreased $1.7 million from prior year end, to $23.8 million as of December 31, 2025.

As of December 31, 2025, OREO included a property with a carrying value of $1.3 million that served as collateral for a government guaranteed loan. The guaranteed portion of the loan (90%) is owned by the SBA, and the Company is obligated to remit to the SBA its share of the liquidation proceeds upon the sale of the property. Accordingly, the Company recorded a $1.2 million liability, reported in other liabilities on the Company's consolidated balance sheets as December 31, 2025, representing the SBA's contractual interest in the expected proceeds from the sale of the property.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities available for sale was $332.9 million and $312.0 million at December 31, 2025 and 2024, respectively. Primarily as a result of market interest rates, the Company’s portfolio of securities available for sale had a net unrealized loss of approximately $40.3 million as of December 31, 2025. Of the unrealized loss in the portfolio at December 31, 2025, approximately 84% was related to securities backed by U.S. government agencies.

Securities in the investment portfolio may be classified as held to maturity, if the Company has the ability and intent to hold them to maturity, in which case they would be carried at amortized cost. The Company did not hold any investment securities classified as held to maturity as of December 31, 2025 or December 31, 2024.

At December 31, 2025 and 2024, securities with a fair value of $174.3 million and $268.9 million, respectively, were pledged to secure the Bank's borrowing facility with the FHLB. As of December 31, 2025 and 2024, the Company had pledged securities with a fair value of $0 and $16.3 million as collateral for the FRB Discount Window. The decline in pledged securities as of December 31, 2025 from December 31, 2024 with both FHLB and FRB reflects the release of securities held as collateral.

The Company reviews its available for sale investment securities portfolio for potential credit losses at least quarterly. Investment grade securities are judged to have a low risk of default, to be of the best quality and carry the smallest degree of investment risk. As of December 31, 2025 and 2024, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading rating agency; however, a portion of securities in an unrealized loss position did not have a third-party investment grade available (securities with fair values of of $23.5 million and $29.3 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate bonds. Investment securities with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment since purchase and not as a result of permanent credit impairment. Contractual cash flows for mortgage backed and U.S. Treasury and agencies securities are guaranteed and/or funded by the U.S. government. Municipal securities with unrealized losses showed no indication that the contractual cash flows will not be received when due. The Company does not intend to sell nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. No ACL has been recognized for investment securities as of December 31, 2025 and 2024.

Restricted equity investments consisted of stock in the FHLB (carrying basis $9.1 million and $9.4 million at December 31, 2025 and 2024, respectively), FRB stock (carrying basis of $9.4 million at both December 31, 2025 and 2024, respectively), and stock in the Company’s correspondent bank (carrying basis of $0.5 million at both December 31, 2025 and 2024). Restricted equity investments are carried at cost.

The Company also has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.9 million and $4.8 million as of December 31, 2025 and 2024, respectively. The Company reports such investments at fair value if observable market transactions have occurred in similar securities, resulting in a new carrying value that is evaluated for indication of impairment no less than quarterly. These impairment analyses may include quantitative and/or qualitative information obtained either directly from the investee, a third-party broker, or a third-party valuation firm. If a potential impairment has been identified, the carrying value of the investment would be written down to its estimated fair market value through a charge to earnings. In the second quarter of 2024, the Company identified impairment indicators related to one of its investments, resulting in an $8.5 million impairment charge that was recorded in fair value adjustments of other equity investments on the consolidated statements of operations. No such potential impairment indicators were noted in 2025.

The Company also holds other investments, primarily in early-stage focused investment funds, which totaled $20.8 million and $19.4 million as of December 31, 2025 and 2024, respectively, and are reported in other investments on the consolidated balance sheets.

The following table presents the composition of the Company’s available for sale securities portfolio, at amortized cost, as of the dates stated.

	December 31,
	2025		2024
(Dollars in thousands)	Balance	Percent of total	Balance	Percent of total
Securities available for sale
Mortgage backed securities	$212,436	56.9%	$199,453	54.3%
U.S. Treasury and agencies	78,828	21.1%	79,430	21.6%
State and municipal	49,212	13.2%	50,233	13.7%
Corporate bonds	32,702	8.8%	38,453	10.4%
Total	$373,178	100.0%	$367,569	100.0%

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields, for each of the maturity ranges as of the date and for the periods stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$—	—	$6,101	1.99%	$11,055	2.79%	$195,280	2.43%	$212,436
U. S. Treasury and agencies	7,501	0.87%	36,531	1.23%	29,661	2.39%	5,135	1.83%	78,828
State and municipal	890	3.58%	14,096	2.41%	29,086	2.21%	5,140	3.01%	49,212
Corporate bonds	1,500	7.00%	10,325	7.19%	20,377	4.09%	500	4.00%	32,702
Total	$9,891		$67,053		$90,179		$206,055		$373,178

Deposits. The principal sources of funds for the Company are deposits, including transaction accounts (demand and money market accounts), time deposits, and savings accounts, of customers in the Company’s primary geographic market area. Such customers provide the Bank a source of fee income and cross-marketing opportunities and are generally a lower cost source of funding for the Bank.

Brokered deposit balances are sourced through intermediaries and are an unsecured source of funding for the Bank. Brokered deposits were added throughout 2023 and early 2024 to enhance liquidity and in anticipation of the exit of the Company's fintech BaaS deposit operations. The Bank has a liquidity management program, with oversight of the Bank’s asset and liability committee (the “ALCO”), that sets forth guidelines for the desired maximum level of brokered deposits, which is 20.0% of total deposits. In recent quarters, the Company has reduced its level of higher-priced brokered deposits by sourcing non-brokered deposits and through cash flows from the loan portfolio, and expects to continue reducing brokered deposits in future periods to 10.0% or less of total deposits. The ALCO monitors brokered deposit concentrations as part of its liquidity risk management program.

Total deposits decreased $268.3 million to $1.91 billion as of December 31, 2025 from $2.18 billion as of December 31, 2024, as:

•
Deposits, excluding brokered deposits, decreased $104.5 million from approximately $1.78 billion as of December 31, 2024 to approximately $1.67 billion as of December 31, 2025; and

•
Brokered deposits decreased $163.8 million from approximately $402.5 million, or 18.5% of total deposits, as of December 31, 2024 to approximately $238.7 million, or 12.5% of total deposits, as of December 31, 2025.

The following table presents the composition of deposits as of the dates stated.

	December 31,
	2025		2024
(Dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Noninterest-bearing demand	$398,541	20.9%	$452,690	20.8%
Interest-bearing demand and money market	612,648	32.1%	598,875	27.5%
Savings	100,346	5.3%	100,857	4.6%
Time	799,627	41.7%	1,027,020	47.1%
Total deposits	$1,911,162	100.0%	$2,179,442	100.0%

Estimated uninsured deposits totaled approximately $397.0 million as of December 31, 2025, or 19.4% of total deposits, compared to $399.3 million, or 18.0% of total deposits, as of December 31, 2024. Uninsured deposit amounts are based on estimates as of the reported dates.

The following table presents a summary of average deposits and the weighted average rate paid for the periods stated.

	For the year ended December 31,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$430,512	—	$493,133	—
Interest-bearing:
Demand	235,286	0.44%	432,099	2.22%
Savings	101,844	4.14%	108,093	4.63%
Money market	386,631	2.18%	381,482	2.40%
Time	887,639	4.21%	997,470	4.55%
Total interest-bearing	$1,611,400		$1,919,144
Total average deposits	$2,041,912		$2,412,277

The decline in the average balances and rate of interest-bearing demand deposits for the year ended December 31, 2025 compared to the same period of 2024 was primarily due to lower average balances of higher cost fintech-related deposits.

The following table presents maturities of time deposits for certificates of deposits $250 thousand or greater as of the dates stated.

(Dollars in thousands)	2025	2024
Maturing in:
3 months or less	$38,475	$38,758
Over 3 months through 6 months	33,385	33,845
Over 6 months through 12 months	49,776	60,308
Over 12 months	33,676	31,117
	$155,312	$164,028

The Company's brokered deposits were issued in denominations of $1 thousand each under master certificates, and therefore are excluded from the table above.

Borrowings. The Company uses short-term and long-term borrowings from various sources, including FHLB advances and FRB advances, to fund assets and operations. The following tables present information on the balances and interest rates on borrowings as of and for the periods stated.

	December 31, 2025
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$150,000	$150,000	3.87%

	December 31, 2024
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$280,000	$213,003	4.27%
FRB borrowings	—	65,000	23,087	4.68%

As of December 31, 2025, FHLB advances were secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multifamily, and commercial real estate mortgage loan portfolios with a lendable value of $400.0 million, as well as selected investment portfolio securities with a lendable value of $165.5 million. FRB advances through the FRB Discount Window were secured by qualifying pledged construction and commercial and industrial loans totaling $72.8 million as of December 31, 2025.

Subordinated notes, net, totaled $14.7 million and $39.8 million as of December 31, 2025 and 2024, respectively. Prior to June 1, 2025, the Company's subordinated notes had been comprised of a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”) and a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On June 1, 2025, the Company completed the $15.0 million redemption of the 2030 Note. The interest rate on the 2030 Note was 6.0% up to the redemption date. Interest expense on the 2030 Note was $0.4 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

On July 15, 2025, the Company completed a $10.0 million partial redemption of its 2029 Notes. The 2029 Notes bore interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 15, 2029, or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate plus 433.5 basis points, payable quarterly in arrears. As of December 31, 2025, the 2029 Notes bore an annual interest rate of 8.37%. As of December 31, 2025, the net carrying amount of the 2029 Notes was $14.7 million, inclusive of a $0.2 million purchase accounting adjustment (premium). For the years ended December 31, 2025 and 2024, the effective interest rate on the 2029 Notes was 7.87% and 5.92%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

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

Prior to the termination of the Consent Order, the Bank was not deemed to be “well capitalized,” which restricted it from accepting, renewing, or rolling over brokered deposits except in compliance with certain applicable restrictions under federal law. As a result, the Bank received waiver approvals periodically from the FDIC allowing it to accept, renew, or rollover brokered deposits. With the termination of the Consent Order in the fourth quarter 2025, the Bank is no longer subject to such restrictions.

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

The following table presents information on the available sources of liquidity as of the period stated.

(Dollars in thousands)	Capacity	Less: Outstanding Borrowings		Available Balance
Cash and due from banks				$115,949
Fed funds sold				1,851
Unpledged securities available for sale				158,654
Total				$276,454
Borrowings
FHLB	$565,519	$201,160	(1)	$364,359
FRB	72,755	—		72,755
Unsecured line of credit	10,000	—		10,000
Total	$648,274	$201,160		$447,114
Available liquidity as of December 31, 2025				$723,568

(1) Outstanding borrowings are comprised of advances of $150.0 million and letters of credit totaling $51.2 million, of which $50 million served as collateral for public deposits with the Treasury Board of the Commonwealth of Virginia.

Uninsured deposits at December 31, 2025 were $397.0 million. In the unlikely event that uninsured deposit balances exit the Bank over a short period of time, management could more than satisfy the liquidity demand with cash on-hand and FHLB borrowing capacity.

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

Pursuant to the Consent Order, the Bank was required to maintain a minimum leverage ratio of 10.0% and a total risk-based capital ratio of 13.0%. The Consent Order was terminated in the fourth quarter of 2025; therefore, as of December 31, 2025, the Bank was no longer subject to these minimum capital requirements.

As previously noted, the Company adopted CECL effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment at adoption to retained earnings (“CECL Transitional Amount”) over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital is 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report. The CECL Transitional Amount was $8.1 million, of which $6.1 million and $4.1 million reduced the regulatory capital amounts and capital ratios as of December 31, 2025 and 2024, respectively.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conversation buffer, if applicable. The following tables also include the capital adequacy ratios to which bank holding companies are subject. Also presented as of December 31, 2024 are the minimum capital ratios set forth in the Consent Order for the Bank with the corresponding capital amounts for both the leverage ratio and the total capital ratio.

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,784	19.16%	$186,188	10.50%	$177,322	10.00%
Blue Ridge Bankshares, Inc.	$370,984	20.69%	$143,427	8.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$150,724	8.50%	$141,858	8.00%
Blue Ridge Bankshares, Inc.	$344,604	19.22%	$107,570	6.00%	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$124,125	7.00%	$115,259	6.50%
Blue Ridge Bankshares, Inc.	$344,604	19.22%	$80,677	4.50%	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$322,320	13.04%	$98,859	4.00%	$123,574	5.00%
Blue Ridge Bankshares, Inc.	$344,604	13.81%	$99,777	4.00%	n/a	n/a

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$358,848	17.26%	$218,260	10.50%	$207,866	10.00%	$270,226	13.00%
Blue Ridge Bankshares, Inc.	$414,284	19.79%	$167,444	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$176,687	8.50%	$166,293	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$125,583	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$145,507	7.00%	$135,113	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$94,187	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$340,386	11.80%	$115,364	4.00%	$144,204	5.00%	$288,409	10.00%
Blue Ridge Bankshares, Inc.	$360,933	12.43%	$116,169	4.00%	n/a	n/a	n/a	n/a

Off-Balance Sheet Activities

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness in a manner similar to that if underwriting a loan. As of December 31, 2025 and December 31, 2024, the Company had outstanding loan commitments of $247.2 million and $283.2 million, respectively. Of the December 31, 2025 and 2024 balances, $35.2 million and $32.9 million, respectively, were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2025 and 2024, commitments under outstanding financial stand-by letters of credit totaled $6.3 million and $12.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

As of December 31, 2025 and 2024, the Company recorded a recovery of credit losses for unfunded commitments of $0.1 million and $2.2 million, respectively, which was primarily attributable to lower balances of loan commitments. As of December 31, 2025, the reserve for unfunded commitments to borrowers was $0.8 million compared to $0.9 million as of the December 31, 2024. The unfunded commitments reserve is included in other liabilities on the Company's consolidated balance sheets.

As part of the sale of substantially all of its MSRs during 2024, the Company recorded a reserve for estimated putbacks, transition costs, and unearned sales proceeds. The putbacks related to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, all of which were subject to term limits per the respective sales agreements. As of December 31, 2025, all such term limits have been substantially completed. The reserve for unearned sales proceeds relates to the Company providing certain documentation to the buyers. In the year ended December 31, 2025, the Company received $1.4 million of previously unearned sale proceeds, which resulted in a corresponding release of the reserve and were reported as income on sale of MSRs on the consolidated statements of operations. As of December 31, 2025 and 2024, the reserve was $0.2 million and $1.8 million, respectively, and was included in other liabilities on the Company's consolidated balance sheets.

The Company holds interests in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At December 31, 2025 and 2024, the Company had future commitments outstanding totaling $4.9 million and $7.1 million, respectively, related to these investments.

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

	December 31, 2025
	Instantaneous Parallel Rate Shock Scenario
(Dollars in thousands)	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$5,243	7.0%	$5,961	7.6%
+300 basis points	3,925	5.3%	4,510	5.7%
+200 basis points	2,653	3.6%	3,151	4.0%
+100 basis points	1,369	1.8%	1,741	2.2%
Base case
-100 basis points	(1,775)	(2.4%)	(2,553)	(3.2%)
-200 basis points	(3,511)	(4.7%)	(5,466)	(6.9%)
-300 basis points	(4,584)	(6.2%)	(7,076)	(9.0%)
-400 basis points	(6,933)	(9.3%)	(11,170)	(14.2%)

	December 31, 2024
	Instantaneous Parallel Rate Shock Scenario
(Dollars in thousands)	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$3,288	3.8%	$6,628	6.7%
+300 basis points	3,347	3.8%	5,842	5.9%
+200 basis points	2,877	3.3%	4,610	4.7%
+100 basis points	1,798	2.1%	2,751	2.8%
Base case
-100 basis points	(2,978)	(3.4%)	(4,205)	(4.3%)
-200 basis points	(6,468)	(7.4%)	(9,650)	(9.8%)
-300 basis points	(9,831)	(11.2%)	(15,174)	(15.4%)
-400 basis points	(12,664)	(14.5%)	(19,666)	(20.0%)

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

The Company's available for sale ("AFS") securities portfolio is reported at fair value, with the unrealized gain or loss representing the difference in amortized cost and fair value reported net of tax as a component of shareholders' equity. Changes in market interest rates affect the valuation of the securities portfolio, as market interest rates at reporting dates may differ than those interest rates in effect when the securities were purchased. The Company does not intend to sell, nor does it believe it will be required to sell the AFS securities; therefore, any unrealized gains or losses in the Company's AFS securities portfolio are deemed temporary. Any unrealized gains or losses for individual securities will diminish as the securities reach maturity.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 149)

To the Stockholders and the Board of Directors of Blue Ridge Bankshares, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Ridge Bankshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Collectively Evaluated Loans

As more fully described in Note 2 and Note 4 of the financial statements, the Company reported gross loans of $1.9 billion and a related allowance for credit losses (“ACL”) of $19.4 million as of December 31, 2025. Expected credit losses are evaluated based on the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The discounted cash flow ("DCF") method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows for each individual loan and discounting them back to their present value using the loan's contractual interest rate, which is adjusted for any net deferred fees, costs, premiums, or discounts existing at the loan's origination or acquisition date. For collectively evaluated loans not assessed using the DCF method, the Company applies the remaining life method. In applying future economic forecasts, the Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. Historical loss rates, which are adjusted for qualitative factors that involve significant management judgment, are applied to the collectively evaluated loan segments. For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual basis.

We identified the Company’s estimate of the ACL, specifically the ACL on loans collectively evaluated, as a critical audit matter. The principal considerations for our determination of the ACL for collectively evaluated loans as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•
Tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over the establishment of qualitative factors, model assumptions, and forecasts.
•
Evaluated the relevance and reasonableness of key assumptions by assessing portfolio segmentation, credit quality indicators, current credit conditions, and the incorporation of reasonable and supportable economic forecasts into expected cash‑flow projections.
•
Tested the completeness and accuracy of significant estimate inputs by verifying loan‑level data, model inputs, and macroeconomic variables used to generate forecasted scenarios and qualitative overlays.
•
Tested the mathematical accuracy of estimated losses by independently recalculating historical loss rates, regression-based factors, and a sample of loan‑level discounted cash flows.
•
Evaluated the reasonableness of assumptions and data used by the Company in developing qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
•
Evaluated the reasonableness of forward‑looking forecasts by comparing forecasted macroeconomic variables and scenario weightings to third‑party forecasts, independently recalculating model‑generated forecast factors.
•
Evaluated subsequent events and transactions and considered whether those events and transactions corroborated or contradicted the Company’s estimate of allowance for credit losses.

Income Taxes – Realizability of Deferred Tax Assets

As described in Note 2 and 15 of the financial statements, the Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax asset or liability is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Judgments related to the existence of sufficient taxable income and the realization of deferred tax assets include consideration of future profitability and market conditions, changes in tax laws and other factors. The Company has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its $27.6 million of gross deferred tax assets; therefore, no valuation allowance has been recorded on the Company’s deferred tax assets.

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

The primary procedures we performed to address this critical audit matter included the following:

•
Tested the design and operating effectiveness of controls over deferred tax assets, including management’s controls over whether it is more likely than not that the deferred tax assets will be realized.
•
Evaluated the relevance and reasonableness of assumptions used in management’s assessment of future taxable income by analyzing the consistency of forecasted results with historical performance, internal budgets, strategic plans, and other key financial and operational indicators.

•
Evaluated the reasonableness of management’s assessment of the significance and weighting of objectively verifiable positive and negative evidence by considering the relevance, reliability, and sufficiency of the underlying information and its consistency with other audit evidence obtained.
•
Evaluated (1) the appropriateness of qualifying tax planning strategies, including whether those strategies were prudent, feasible and would more likely than not result in the realization of deferred tax assets and (2) management's assessment of whether sufficient taxable income will be generated in the future to realize a portion of the deferred tax assets prior to expiration.
•
Evaluated the Company’s analysis under Internal Revenue Code Section 382 by assessing the identification of potential ownership changes, reviewing the methodology and data used to determine the annual NOL limitation, and considering the effect of any identified limitations on the Company’s conclusions regarding deferred tax asset realizability.
•
Tested the Company’s calculations of deferred tax assets by verifying the completeness and accuracy of underlying temporary differences, recalculating the deferred tax balances, and evaluating the Company’s conclusions regarding realizability based on projected taxable income, the reversal of temporary differences, and other positive and negative evidence.
•
Tested the income tax provision including permanent and temporary differences and tested the calculation of the effective tax rate and the resulting deferred tax assets and liabilities, while considering compliance with tax laws and regulations.

We have served as the Company's auditor since 2020.

/s/ Elliott Davis, PLLC

Firm Id: 14

Raleigh, North Carolina

March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blue Ridge Bankshares, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Blue Ridge Bankshares, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended of the Company and our report dated March 12, 2026 expressed an unqualified opinion.

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

/s/ Elliott Davis, PLLC

Raleigh, North Carolina

March 12, 2026

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

	As of December 31,
(Dollars in thousands except share data)	2025	2024
ASSETS
Cash and due from banks	$115,949	$173,533
Restricted cash	—	2,459
Federal funds sold	1,851	838
Securities available for sale, at fair value	332,928	312,035
Restricted equity investments	19,016	19,275
Other equity investments	4,910	4,834
Other investments	20,781	19,405
Loans held for sale	14,769	30,976
Loans held for investment, net of deferred fees and costs	1,865,717	2,111,797
Less: allowance for credit losses	(19,444)	(23,023)
Loans held for investment, net	1,846,273	2,088,774
Accrued interest receivable	10,787	12,537
Other real estate owned	1,683	279
Premises and equipment, net	21,549	21,394
Right-of-use assets	6,637	7,962
Other intangible assets	2,642	3,859
Deferred tax asset, net	22,721	27,312
Other assets	10,093	11,788
Total assets	$2,432,589	$2,737,260
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$398,541	$452,690
Interest-bearing demand and money market	612,648	598,875
Savings	100,346	100,857
Time	799,627	1,027,020
Total deposits	1,911,162	2,179,442
FHLB borrowings	150,000	150,000
Subordinated notes, net	14,716	39,789
Lease liabilities	7,233	8,613
Other liabilities	25,787	31,628
Total liabilities	2,108,898	2,409,472
Commitments and contingencies (Note 19)
Stockholders’ Equity:
Common stock, no par value; 150,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; and 91,475,278 and 84,972,610 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	331,917	322,791
Additional paid-in capital	23,552	29,687
(Accumulated deficit) retained earnings	(659)	17,772
Accumulated other comprehensive loss, net of tax	(31,119)	(42,462)
Total stockholders’ equity	323,691	327,788
Total liabilities and stockholders’ equity	$2,432,589	$2,737,260

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2025 and 2024

	For the year ended December 31,
(Dollars in thousands, except per share data)	2025	2024
INTEREST INCOME
Interest and fees on loans	$121,413	$142,339
Interest on securities, deposit accounts, and federal funds sold	16,360	17,981
Total interest income	137,773	160,320
INTEREST EXPENSE
Interest on deposits	51,092	69,070
Interest on subordinated notes	2,014	2,414
Interest on FHLB and FRB borrowings	5,806	10,175
Total interest expense	58,912	81,659
Net interest income	78,861	78,661
Recovery of credit losses - loans	(3,900)	(2,900)
Recovery of credit losses - unfunded commitments	(100)	(2,200)
Total recovery of credit losses	(4,000)	(5,100)
Net interest income after recovery of credit losses	82,861	83,761
NONINTEREST INCOME
Service charges on deposit accounts	2,573	1,526
Bank and purchase card interchange income, net	2,259	2,060
Wealth and trust management fees	1,882	2,434
Swap transaction fees	540	—
Increase in cash surrender value of bank owned life insurance	33	855
Residential mortgage banking income	860	9,752
Mortgage servicing rights ("MSRs")	(385)	629
Income (loss) on sale of MSRs	1,427	(3,607)
Loss on sale of securities available for sale	—	(67)
Fair value adjustments of other equity investments	(112)	(8,152)
Other	3,759	8,143
Total noninterest income	12,836	13,573
NONINTEREST EXPENSE
Salaries and employee benefits	46,174	58,161
Occupancy and equipment	4,919	5,577
Technology and communication	9,740	10,024
Legal and regulatory filings	2,398	2,050
Advertising and marketing	1,203	933
Audit fees	1,413	3,019
FDIC insurance	2,784	5,463
Intangible amortization	914	1,083
Other contractual services	1,895	6,576
Other taxes and assessments	3,678	3,037
Regulatory remediation	—	4,671
Other	6,804	13,247
Total noninterest expense	81,922	113,841
Income (loss) before income tax expense	13,775	(16,507)
Income tax expense (benefit)	3,066	(1,122)
Net income (loss)	$10,709	$(15,385)
Basic earnings (loss) per common share	$0.12	$(0.31)
Diluted earnings (loss) per common share	$0.11	$(0.31)

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2025 and 2024

	For the year ended December 31,
(Dollars in thousands)	2025	2024
Net income (loss)	$10,709	$(15,385)
Other comprehensive income:
Gross unrealized gains on securities available for sale arising during the period	14,897	3,272
Deferred income tax expense	(3,554)	(730)
Reclassification of net loss on securities available for sale included in net loss	—	67
Deferred income tax benefit	—	(15)
Other comprehensive income, net of tax	11,343	2,594
Comprehensive income (loss)	$22,052	$(12,791)

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

As of and for the years ended December 31, 2025 and 2024

(Dollars in thousands except share data)	Shares of Common Stock	Shares of Series C Preferred Stock	Common Stock	Series C Preferred Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance, December 31, 2023	19,198,379	—	$197,636	$—	$252	$33,157	$(45,056)	$185,989
Net loss	—	—	—	—	—	(15,385)	—	(15,385)
Other comprehensive income	—	—	—	—	—	—	2,594	2,594
Issuance of stock and warrants from Private Placements, net of issuance costs	3,690,000	15,290	6,670	765	144,705	—	—	152,140
Conversion of preferred stock into common stock	61,160,000	(15,290)	116,035	(765)	(115,270)	—	—	—
Warrants exercised	508,000	—	1,270	—	—	—	—	1,270
Restricted stock awards, net of forfeitures	416,231	—	1,180	—	—	—	—	1,180
Balance, December 31, 2024	84,972,610	—	$322,791	$—	$29,687	$17,772	$(42,462)	$327,788
Net income	—	—	—	—	—	10,709	—	10,709
Other comprehensive income	—	—	—	—	—	—	11,343	11,343
Dividends on common stock	—	—	—	—	—	(29,140)	—	(29,140)
Warrants exercised	3,903,000	—	9,758	—	—	—	—	9,758
Repurchases of common stock and warrants to purchase common stock	(802,735)	—	(3,371)	—	(6,135)	—	—	(9,506)
Restricted stock awards, net of forfeitures	3,402,403	—	2,739	—	—	—	—	2,739
Balance, December 31, 2025	91,475,278	—	$331,917	$—	$23,552	$(659)	$(31,119)	$323,691

See accompanying notes to consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	For the year ended December 31,
(Dollars in thousands)	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$10,709	$(15,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,366	1,532
Deferred income tax expense (benefit)	1,236	(6,186)
Recovery of credit losses - loans	(3,900)	(2,900)
Recovery of credit losses - unfunded commitments	(100)	(2,200)
Accretion of fair value adjustments on acquired loans, time deposits, and subordinated notes	(1,818)	(1,546)
Proceeds from sale of other loans held for sale	—	25,250
Proceeds from sale of mortgage loans held for sale	42,370	220,694
Mortgage loans held for sale, originated	(34,168)	(211,840)
Gain on sale of mortgage loans	(532)	(2,425)
Proceeds from sale of guaranteed government loans held for sale	—	1,636
Guaranteed government loans held for sale, originated	—	(293)
Gain on sale of guaranteed government loans	—	(102)
Increase in cash surrender value of bank owned life insurance	(33)	(855)
Fair value adjustments of other equity investments	112	8,152
MSRs	385	(629)
(Income) loss on sale of MSRs	(1,427)	3,607
Realized loss on sale of securities available for sale	—	67
Loss on disposal of premises and equipment, other investments, other assets, and other real estate owned	283	44
Investment amortization expense, net	205	513
Amortization of subordinated debt issuance costs	15	34
Intangible amortization	914	1,083
Decrease in accrued interest receivable	1,750	2,430
Decrease (increase) in other assets	9,931	(18,753)
Decrease in other liabilities	(13,673)	(8,238)
Cash provided by (used in) operating activities	13,625	(6,310)
Cash Flows From Investing Activities
Purchase of securities available for sale	(36,004)	(15,382)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	30,190	26,954
Net (increase) decrease in federal funds sold	(1,013)	3,613
Proceeds from sale of premises and equipment, other investments, other assets, MSRs, and other real estate owned	1,533	37,526
Capital calls of SBIC funds and other investments	(2,147)	(2,834)
Nonincome distributions from limited liability companies	540	741
Net decrease in loans held for investment	249,723	321,796
Proceeds from surrender of bank owned life insurance policies	212	48,225
Net change in restricted equity and other investments	502	(1,018)
Purchase of premises and equipment	(1,679)	(588)
Cash provided by investing activities	241,857	419,033
Cash Flows From Financing Activities
Net decrease in demand, savings, and other interest-bearing deposits	(40,887)	(521,285)
Net (decrease) increase in time deposits	(227,295)	134,993
FHLB advances	—	726,000
FHLB repayments	—	(786,000)
FRB repayments	—	(65,000)
Subordinated note redemptions	(25,000)	—
Proceeds from Private Placements, net of issuance costs	—	152,140
Common stock dividends paid	(22,595)	—
Repurchases of common stock and warrants to purchase common stock	(9,506)	—
Warrants exercised	9,758	1,270
Cash used in financing activities	(315,525)	(357,882)
Net (decrease) increase in cash and due from banks	(60,043)	54,841
Cash and due from banks and restricted cash at beginning of period	175,992	121,151
Cash and due from banks and restricted cash at end of period	$115,949	$175,992

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$61,137	$83,528
Income taxes	$6,575	$—
Non-cash investing and financing activities:
Loans held for investment transferred to loans held for sale	$—	$14,384
Loans held for sale transferred to loans held for investment	$—	$3,328
Loans held for investment transferred to other real estate owned	$1,461	$409
Loans held for investment transferred to other non-real estate owned	$222	$—
Unrealized gains on securities available for sale	$14,897	$3,272
Restricted stock awards, net of forfeitures	$2,739	$1,180
Conversion of preferred stock into common stock	$—	$116,035

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

As of December 31, 2025, the Bank operated twenty-seven full-service banking offices and two loan production offices across its footprint, which stretches from the Shenandoah Valley across the Piedmont region through Richmond and into the coastal peninsulas and Hampton Roads region of Virginia and into north-central North Carolina.

The Company, through the Financial Group, offers investment and wealth management and management services for personal and corporate trusts, including estate planning, estate settlement, trust administration, and life insurance products. The Company, through its minority investment in Hammond Insurance Agency, Inc. offers property and casualty insurance to individuals and businesses.

Regulatory Matters

During much of 2025, the Bank was subject to a Consent Order issued January 24, 2024 by its primary regulator, the OCC (the "Consent Order"). The Consent Order primarily concerned the Bank’s fintech operations and required the Bank to continue enhancing its controls for assessing and managing risks stemming from its fintech partnerships, added time frames for meeting certain of the directives, and required the Bank to maintain a leverage ratio of 10.0% and a total capital ratio of 13.0%, referred to as minimum capital ratios. On November 13, 2025, the OCC issued an order terminating the Consent Order effective the same date.

Special Cash Dividend

On October 27, 2025, the Company announced a special cash dividend of $0.25 per share of the Company's common stock totaling approximately $29.1 million. Of this amount, $22.6 million was paid on November 21, 2025 to shareholders of record as of the close of business on November 7, 2025. The remaining $6.5 million was established as a liability and will be paid if and when warrants to purchase common stock are exercised and if and when performance-based restricted stock awards ("PSAs") vest. This amount is reported in other liabilities on the Company's consolidated balance sheets as of December 31, 2025.

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

For the year ended December 31, 2025, the Company repurchased 802,735 shares of its common stock at a weighted average price of $4.17 per share totaling $3.4 million. Additionally, the Company repurchased outstanding warrants to purchase 3,229,000 shares of its common stock at a weighted average price of $1.90 per warrant totaling $6.1 million. For additional information regarding the Repurchase Program, see Part II, Item 5 of this Form 10-K.

Sale of Mortgage Division

On March 27, 2025, the Company completed the sale of its mortgage division operating as Monarch Mortgage. The sale, which included the transfer of certain assets and leases to an unrelated mortgage company, resulted in a $0.2 million loss, reported in other noninterest income. Subsequent to the sale of Monarch Mortgage, the Company closed, funded, and sold the loans that were in process at the time of the sale by the end of the second quarter of 2025.

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

The table below presents information pertaining to warrants to purchase the Company’s common stock as of and for the periods stated.

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2023	—	—	—
Warrants issued	29,535,999	2,424,000	31,959,999
Warrants exercised	(508,000)	—	(508,000)
Balance, December 31, 2024	29,027,999	2,424,000	31,451,999
Warrants exercised	(3,903,000)	—	(3,903,000)
Warrants repurchased under the Repurchase Program	(3,229,000)	—	(3,229,000)
Balance, December 31, 2025	21,895,999	2,424,000	24,319,999
Remaining exercise term (years) as of December 31, 2025	3.26	3.45

Other Matters

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

Restricted cash as of December 31, 2024 represented amounts held in an interest-earning collateral account at a financial institution for the benefit of one of the Bank's network partners. This network partner facilitated the Bank's former fintech banking-as-a-service transactions.

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

Prior to 2022, the Company made equity investments in a fintech company and limited partnerships, which are being accounted for as equity securities under ASC 321, Investments – Equity Investments. Few of these equity investments have readily-determinable fair values, and most are carried at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer and for impairment, if any. The Company evaluates these investments for indication of impairment at each reporting period. Information used in an impairment assessment may be obtained either directly from the investee or from third-party brokers or valuation specialists. When qualitative factors indicate that the fair value of an investment is below its carrying amount, the Company estimates fair value in accordance with ASC 820, Fair Value Measurement ("ASC 820"). One valuation technique the Company has used is a probability-weighted expected return method, which considers multiple potential exit scenarios, assigns market participant-based probabilities to each scenario, and discounts expected proceeds to present value using a rate commensurate with the risks of the investment. If an impairment is identified, the carrying amount is written down to its estimated fair value through a charge to earnings. These investments, inclusive of the fair value adjustments, totaled $4.9 million and $4.8 million as of December 31, 2025 and 2024, respectively, and are included in other equity investments on the Company's consolidated balance sheets.

As of December 31, 2025 and 2024, the Company held other investments, primarily in early-stage focused investment funds, which totaled $20.8 million and $19.4 million, respectively. These investments are reported in other investments on the consolidated balance sheets, do not have readily-determinable fair values, are generally reported at amortized cost, and are periodically evaluated for potential impairment.

(d) Loans Held for Sale

Certain consumer loans sourced by fintech partners and originated by the Company are classified on the Company's consolidated balance sheets as held for sale. These loans are originated by the Bank and later sold directly to the applicable fintech partner at par, generally up to three days from origination. These loans are carried at amortized cost, due to the brief holding period. As of December 31, 2025 and 2024, fintech loans held for sale totaled $14.8 million and $23.3 million, respectively, and are included in loans held for sale on the Company's consolidated balance sheets. The Company expects to completely exit its indirect fintech lending activities in 2026.

Prior to the sale of the Company's mortgage division in the first quarter of 2025, mortgage loans originated and intended for sale in the secondary market were carried at the lower of cost or estimated fair market value in the aggregate. Changes in fair value were recognized in residential mortgage banking income on the consolidated statements of operations. The Company participated in a mandatory delivery program for its government guaranteed and conventional mortgage loans. Under the mandatory delivery program, loans with interest rate locks were paired with the sale of a to-be-announced (“TBA”) mortgage-backed security bearing similar attributes in the aggregate. Under the mandatory delivery program, the Bank committed to deliver loans to an investor at an agreed upon price after the close of such loans. The Company also participated in best efforts delivery programs, which set the sale price with the investor on a loan-by-loan basis when each loan was locked. As of December 31, 2025 and 2024, residential mortgage loans classified as held for sale on the Company's consolidated balance sheets were $0 and $7.7 million, respectively.

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

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current for a sustained period of time, generally six months, or when the loan otherwise becomes well-secured and in the process of collection. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until the loan has returned to accrual status. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not be placed on nonaccrual status, if the Company determines that the loans are well-secured and are in the process of collection.

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments along with amendments ASU No. 2019-11 – Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and ASU No. 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Together, these ASUs, referred to herein as “ASC 326”, replaced the incurred loss impairment methodology with the current expected credit loss methodology (“CECL”) and require consideration of a broader range of information to determine credit loss estimates at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 applies to financial assets subject to credit losses that are measured at amortized cost and certain off-balance sheet credit exposures, which include, but are not limited to, loans held for investment, leases, securities HTM, loan commitments, and financial guarantees.

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

ACL for Securities

The Company evaluates the credit quality of its securities portfolio no less than quarterly to determine whether establishment of an ACL is merited. The Company currently classifies all its securities as AFS. In the event the fair value of an AFS security is in an unrealized loss position, the security is evaluated to determine whether any portion of the unrealized loss can be attributed to credit losses. If the unrealized loss on a security is attributable to credit losses, the Company measures the credit portion of the loss and records an ACL. The measurement of the ACL is the difference between the present value of cash flows expected to be collected on the security and the amortized cost basis of the security. As of December 31, 2025 and 2024, the Company determined that no portion of such unrealized losses in its AFS securities portfolio was credit-related; accordingly, no ACL was recorded as of either year end.

Reserve for Unfunded Commitments

The Company estimates expected credit losses over the contractual period and records a reserve for unfunded commitments when the Company is exposed to credit risk under a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The reserve for unfunded commitments is recorded as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and the existence of third-party guarantees, and estimate of credit losses on commitments expected to be funded is determined using the same loss rates of similar financial instruments derived in the estimation of ACL for loans held for investment. The reserve for unfunded commitments is reported within other liabilities on the Company's consolidated balance sheets.

(f) Premises and Equipment

Land is carried at cost. Premises and equipment, other than land, are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the asset.

Estimated useful lives used are up to 40 years for buildings and from 3 to 15 years for furniture, fixtures, and equipment.

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful life of the improvements or the lease term.

(g) Leases

In accordance with the requirements of ASC 842, Leases, the Company evaluates new real estate and equipment leases to determine whether the contractual arrangements constitute a lease, or contain an embedded lease that would be in scope under ASC 842, and whether such leases would meet the requirements of an operating or financing lease under the standard.

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

As of and for the years ended December 31, 2025 and 2024, the Company did not have any leases that met the standard definition of a finance lease, did not engage in any sale-leaseback transactions, or have any material income from leased properties that have been sublet to third parties. In accordance with the ASC, the Company elects not to recognize an ROU asset and lease obligation for contracts with an initial term of twelve months or less. The expense associated with these short-term leases is included in noninterest expense in the consolidated statements of operations. To the extent that a lease arrangement includes both lease and non-lease components, the Company has elected not to account for these separately. Rent expense on operating leases is recorded using the straight-line method over the appropriate lease term.

The majority of the Company’s leases include renewal options, with renewal terms extending the lease obligation up to as much as six years. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised as assessed by management at lease commencement. Changes to renewal assumptions are handled in accordance with ASC 842.

Periodically, the Company evaluates its lease population for changes to management renewal assumptions, new lease contracts, and potential impairment. Triggers for impairment include change in use of the underlying asset, ability to exit the lease contract, and/or ability to sublet at market rates. Impairments, if any, are recorded as a charge to earnings in the period in which a triggering event was identified.

(h) Other Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives and tested for impairment if events and circumstances exist that might indicate impairment may have occurred. The majority of the Company's intangible assets with definite useful lives is a core deposit intangible asset acquired as part of the Bay Banks Merger.

(i) Mortgage Servicing Rights Assets

MSRs represent the economic value associated with servicing a mortgage loan during the life of the loan, resulting from the Company's since discontinued strategy of retaining servicing rights on mortgages originated and sold to the secondary market. The assets are separate from the underlying mortgage and were retained or sold by the Company when the related mortgage was sold. Under ASC 860, Transfers and Servicing, MSRs are initially recognized at fair value and subsequently accounted for using either the amortization method or the fair value measurement method. The Company elected the fair value measurement method for accounting for MSRs. MSRs and servicing income are reported on the Company’s consolidated balance sheets and consolidated statements of operations, respectively. As of December 31, 2025 and 2024, MSRs totaled $0 and $0.4 million, respectively, and were included within other assets on the Company's consolidated balance sheets.

In the second half of 2024, the Company sold substantially all of its MSRs consisting of $1.94 billion in unpaid principal balances of underlying mortgages, at a loss of $3.6 million. This loss included transaction-related costs and an estimated recourse reserve for potential putbacks, estimated transition costs, and a portion of the proceeds withheld for documentation review. In 2025, all such available documentation was delivered to the buyers, and the heldback sales proceeds were received, corresponding with the release of a substantial portion of the recourse reserves and resulting in $1.4 million of income for the year ended December 31, 2025. As of December 31, 2025 and 2024, the recourse reserve was $0.2 million and $1.8 million, respectively, and is reported within other liabilities on the Company's consolidated balance sheets.

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

Other non-real estate owned represents non-real property assets received in satisfaction of debt through the Bank’s collection and workout processes. In limited cases, the Bank may receive non-cash consideration, including equity interests, pursuant to negotiated or court-approved settlements with borrowers. The fair value of nonmarketable equity interests are generally estimated using a discounted cash flow analysis based on management’s assumptions regarding expected future cash flows, timing, and a risk-adjusted discount rate. These assets are subsequently carried at the lower of cost or fair value, less estimated costs to sell, and are periodically evaluated for impairment. The Bank does not acquire such assets for investment purposes and seeks to dispose of them as soon as practicable, subject to market and legal constraints. As of December 31, 2025 and 2024, the Company had $0.2 million and $0, respectively, of other non-real estate owned on its consolidated balance sheets, which is reported together with OREO.

(k) Bank Owned Life Insurance ("BOLI")

The Company had purchased, or acquired through business combinations, life insurance policies on certain key employees. The cash surrender value of life insurance is recorded at the gross amount that can be realized under the insurance contract at each balance date, which is the cash surrender value. The increase in the cash surrender value over time is recorded as other noninterest income in the Company's consolidated statements of operations. The Company monitors the financial strength and condition of the counterparties.

In the second quarter of 2024, the Company surrendered the majority of its BOLI policies and received $48.2 million of the proceeds by the end of 2024. There was no book gain or loss as a result of this transaction, as BOLI is carried at cash surrender value; however, $2.2 million of tax expense was recognized in the year ended December 31, 2024, representing the tax effect of the life-to-date income earned on the policies and tax penalties. Taxes on such earnings were previously permanently deferred but became subject to tax upon the surrender of the policies. As of December 31, 2025 and 2024, the Company's investment in BOLI totaled $0.9 million and $1.1 million, respectively, which is reported in other assets on the Company's consolidated balances sheets.

(l) Income Taxes

Income taxes are accounted for using the balance sheet method in accordance with ASC 740, Accounting for Income Taxes, and recently adopted ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, collectively "ASC 740". Per ASC 740, the objective is to recognize (a) the amount of taxes payable or refundable for the current year, and (b) defer tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or federal income tax returns. Deferred tax assets and liabilities are determined based on the tax effects of the temporary differences between the book (i.e., financial statement) and tax bases of the various balance sheet assets and liabilities and give current recognition to changes in tax rates and laws. Temporary differences are reversed in the period in which an amount or amounts become taxable or deductible.

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

When the Company’s federal tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the Company's consolidated statements of operations.

(m) Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation – Stock Compensation. The Company has granted restricted stock awards (“time-based RSAs”) to employees and directors, and PSAs to employees, under equity incentive plans that have been approved by the Company's shareholders. Time-based RSAs are measured at grant-date fair value, based on the market price of the Company's common stock on the grant date, and the compensation expense is recognized on a straight-line basis over the requisite service period, which is generally three years. Time-based RSAs carry voting rights and nonforfeitable rights to dividends.

PSAs are also measured at grant-date fair value, based on the market price of the Company's common stock on the grant date. PSAs vest at the end of a specified performance period contingent upon the Company's achievement of financial performance goals. Compensation expense for PSAs is recognized over the performance period when achievement of the performance condition is considered probable, with periodic adjustments made as necessary. The performance goals for PSAs are generally based on a profitability measure for the Company, as established by the Company's board of directors. PSAs carry voting rights and rights to dividends that are paid only if and when the PSAs vest.

The Company has a nominal amount of stock options outstanding as of December 31, 2025 and 2024, which were assumed in the Bay Banks Merger.

(n) Earnings Per Share (“EPS”)

Accounting guidance under ASC 260, Earnings Per Share, specifies the computation, presentation, and disclosure requirements for EPS for entities with publicly traded common stock, including the treatment of participating securities and potential common stock such as warrants, stock options, convertible securities, and contingently issuable shares.

Basic EPS is computed by dividing net income available to common shareholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). The Company's unvested time-based RSAs are considered participating securities because they carry nonforfeitable rights to dividends and, accordingly, are included in the computation of basic EPS using the two-class method.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock, unless the effect would be anti-dilutive (i.e., reduce the loss or increase earnings per common share). The Company's potentially dilutive common stock instruments include warrants, stock options, and PSAs. The Company calculates diluted EPS for its warrants and stock options using the treasury stock method. PSAs are considered contingently issuable and are included in diluted EPS only when the applicable performance conditions have been satisfied as of the reporting date. When included, the dilutive effect of

PSAs is also calculated using the treasury stock method. Because time-based RSAs are already considered outstanding for purposes of basic EPS, they are not included as incremental shares in the computation of diluted EPS.

(o) Derivatives

The Company enters into interest rate swap agreements to accommodate the needs of its commercial banking customers. The Company mitigates the interest rate risk entering into these swap agreements by entering into equal and offsetting swap agreements with highly-rated third-party large financial institutions. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay the large financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These transactions allow the Company’s customers to effectively convert a variable rate loan to a fixed rate. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets within other assets and other liabilities.

The Company may receive an upfront payment in connection with certain customer accommodation swaps. Such amounts are determined based on the difference between prevailing market swap rates and the customer swap rate and are reflected in the initial fair value of the related derivative instruments. These amounts are recognized immediately upon receipt and reported as noninterest income in the Company's consolidated statements of operations.

(p) Business Segments

The Company determined its reportable business segments based on the Company's organizational structure, internal financial reporting, and products and services offered. The Chief Operating Decision Maker ("CODM"), which is the Chief Executive Officer and the board of directors, uses segment information to evaluate performance and allocate resources.

Prior to the disposition of the mortgage division, the Company had three reportable business segments: commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general financial services to its customers. It is distinct from the now sold mortgage segment, which concentrated on residential mortgage origination and sales activities. Activities at the holding company or parent level are primarily associated with investments, borrowings, and certain noninterest expenses.

(q) Revenue from Contracts with Customers

Certain sources of the Company’s noninterest income are within the scope of ASC 606, Revenue from Contracts with Customers. These revenues are derived from services provided to customers and are recognized when the Company satisfies its performance obligations.

Service charges on deposit accounts are recognized as revenue as the related services are performed or when the transactions occur. This includes treasury management and other deposit-related services. Bank and purchase card interchange income is recognized when the underlying card transaction is processed. Wealth and trust management fees, which are generally based on a percentage of assets under management, are recognized over time as the services are performed, while commissions are earned and recognized as revenue upon the execution of transactions on behalf of customers.

(r) Adoption of New Accounting Standard

The Company implemented ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company chose the prospective implementation of ASU 2023-09 by providing the revised disclosures for the period ended December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods. The implementation of this ASU did not have a material effect on the Company's consolidated financial statements.

(s) Recent Accounting Pronouncements

In January 2025, the Financial Accounting Standards Board issued ASU No. 2025-01–Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amended the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The purpose of this ASU is to improve disclosures about a company's expenses and address requests from investors for more detailed information about the types of expenses (including employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements but will result in expanded income statement expense disaggregation disclosures beginning with its financial statements for the year ending December 31, 2027.

Note 3. Investment Securities and Other Investments

Investment securities available for sale are carried on the Company's consolidated balance sheets at fair value. The following table presents amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated.

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$212,436	$314	$(27,663)	$185,087
U.S. Treasury and agencies	78,828	—	(6,290)	72,538
State and municipal	49,212	2	(4,730)	44,484
Corporate bonds	32,702	102	(1,985)	30,819
Total investment securities	$373,178	$418	$(40,668)	$332,928

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$199,453	$—	$(35,015)	$164,438
U.S. Treasury and agencies	79,430	—	(9,975)	69,455
State and municipal	50,233	—	(7,296)	42,937
Corporate bonds	38,453	—	(3,248)	35,205
Total investment securities	$367,569	$—	$(55,534)	$312,035

As of December 31, 2025 and December 31, 2024, securities with fair values of $174.3 million and $268.9 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

As of December 31, 2025 and December 31, 2024, securities with fair values of $0 and $16.3 million, respectively, were pledged to secure borrowing capacity through the Federal Reserve Bank of Richmond ("FRB") Discount Window.

The decline in pledged securities as of December 31, 2025 from December 31, 2024 with both FHLB and FRB reflects the release of securities held as collateral.

The following tables present fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position as of the dates stated totaling $42.4 million and $1.1 million, as of December 31, 2025 and 2024, respectively.

		December 31, 2025
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	80	$5,889	$(16)	$145,498	$(27,647)	$151,387	$(27,663)
U.S. Treasury and agencies	29	—	—	72,538	(6,290)	72,538	(6,290)
State and municipal	57	679	(2)	39,908	(4,728)	40,587	(4,730)
Corporate bonds	31	1,743	(159)	24,249	(1,826)	25,992	(1,985)
Total	197	$8,311	$(177)	$282,193	$(40,491)	$290,504	$(40,668)

		December 31, 2024
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	85	$11,637	$(107)	$152,802	$(34,908)	$164,439	$(35,015)
U.S. Treasury and agencies	29	—	—	69,453	(9,975)	69,453	(9,975)
State and municipal	70	2,040	(42)	40,531	(7,254)	42,571	(7,296)
Corporate bonds	42	3,803	(21)	30,653	(3,227)	34,456	(3,248)
Total	226	$17,480	$(170)	$293,439	$(55,364)	$310,919	$(55,534)

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$9,891	$9,778
Due after one year through five years	67,053	63,278
Due after five years through ten years	90,179	81,788
Due after ten years	206,055	178,084
Total	$373,178	$332,928

At December 31, 2025 and 2024, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of of $23.5 million and $29.3 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies that are classified as corporate bonds in the tables above. The Company evaluates the issuers of these individually on a quarterly basis, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues and resulting in no identifiable credit losses. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of December 31, 2025 and 2024, there was no ACL for the Company's securities AFS portfolio, as the unrealized losses as of both dates were deemed to not be credit-related. Any unrealized loss not attributable to credit losses is recognized in accumulated other comprehensive income (loss).

Restricted equity investments consisted of stock in the FHLB (carrying basis of $9.1 million and $9.4 million at December 31, 2025 and 2024, respectively), FRB stock (carrying basis of $9.4 million at both December 31, 2025 and 2024), respectively, and stock in the Company’s correspondent bank (carrying basis of $0.5 million at both December 31, 2025 and 2024). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $4.9 million and $4.8 million as of December 31, 2025 and 2024, respectively. In the second quarter of 2024, the Company identified potential impairment triggers related to one of its investments in a fintech company, resulting in an $8.5 million impairment charge that was recorded in fair value adjustments of other equity investments in the consolidated statement of operations for the year ended December 31, 2024. The Company did not identify any potential impairment triggers during the year ended December 31, 2025.

The Company also holds other investments, primarily in early-stage focused investment funds, which totaled $20.8 million and $19.4 million as of December 31, 2025 and 2024, respectively, and are reported in other investments on the consolidated balance sheets.

Note 4. Loans and Allowance for Credit Losses

The following table presents the amortized cost of loans held for investment as of the dates stated.

	December 31,
(Dollars in thousands)	2025	2024
Commercial and industrial	$271,158	$354,904
Real estate – construction, commercial	51,738	114,491
Real estate – construction, residential	31,772	51,807
Real estate – commercial	836,308	847,842
Real estate – residential	636,743	692,253
Real estate – farmland	4,580	5,520
Consumer	32,213	43,938
Gross loans held for investment	1,864,512	2,110,755
Deferred costs, net of loan fees	1,205	1,042
Total	$1,865,717	$2,111,797

The Company has pledged certain commercial and residential mortgages as collateral for borrowings with the FHLB. Loans totaling $695.1 million and $797.9 million were pledged as of December 31, 2025 and 2024, respectively. The Company has pledged certain construction, and commercial and industrial loans totaling $72.8 million and $91.6 million as collateral for borrowings with the FRB Discount Window as of December 31, 2025 and 2024, respectively.

The following tables present the aging of the recorded investment of loans held for investment by loan category as of the dates stated.

	December 31, 2025
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$261,132	$1,099	$780	$1,508	$6,639	$271,158
Real estate – construction, commercial	51,397	62	43	—	236	51,738
Real estate – construction, residential	31,772	—	—	—	—	31,772
Real estate – commercial	830,608	49	—	—	5,651	836,308
Real estate – residential	616,943	9,840	1,006	1,575	7,379	636,743
Real estate – farmland	4,580	—	—	—	—	4,580
Consumer	30,122	1,026	290	75	700	32,213
Deferred costs, net of loan fees	1,205	—	—	—	—	1,205
Total	$1,827,759	$12,076	$2,119	$3,158	$20,605	$1,865,717

	December 31, 2024
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$339,893	$1,335	$1,232	$2,259	$10,185	$354,904
Real estate – construction, commercial	114,238	—	33	—	220	114,491
Real estate – construction, residential	51,807	—	—	—	—	51,807
Real estate – commercial	842,982	625	—	—	4,235	847,842
Real estate – residential	680,406	3,874	476	—	7,497	692,253
Real estate – farmland	5,520	—	—	—	—	5,520
Consumer	41,295	1,296	300	227	820	43,938
Deferred costs, net of loan fees	1,042	—	—	—	—	1,042
Total	$2,077,183	$7,130	$2,041	$2,486	$22,957	$2,111,797

The following tables present the recorded investment of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	December 31, 2025
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$—	$6,639	$6,639
Real estate – construction, commercial	—	236	236
Real estate – commercial	—	5,651	5,651
Real estate – residential	1,602	5,777	7,379
Consumer	—	700	700
Total	$1,602	$19,003	$20,605

	December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$778	$9,407	$10,185
Real estate – construction, commercial	—	220	220
Real estate – commercial	—	4,235	4,235
Real estate – residential	1,669	5,828	7,497
Consumer	—	820	820
Total	$2,447	$20,510	$22,957

For the year ended December 31, 2025 and 2024, the Company recognized $0.7 million and $0.5 million, respectively, of interest income from nonaccrual loans.

The following table presents accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2025	2024
Commercial and industrial	$101	$417
Real estate – construction, commercial	6	60
Real estate – commercial	29	176
Real estate – residential	127	93
Consumer	21	23
Total	$284	$769

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

Risk Grade 7 – Substandard: This grade is for loans inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. The weaknesses may include, but are not limited to: (1) current or expected unprofitable operations, (2) inadequate debt service coverage, (3) declining or inadequate liquidity, (4) improper loan structure, (5) questionable or weak repayment sources, and (6) lack of well-defined secondary repayment source. There is a distinct possibility of loss and the Bank may sustain loss if the deficiencies remain uncorrected.

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

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of December 31, 2025. There were no loans classified as loss (risk grade 9) as of the same date. Also presented are gross charge-offs by loan type and origination year for the year ended December 31, 2025.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2025		2024		2023		2022		2021		Prior		Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$20,395		$9,213		$9,941		$47,850		$16,375		$20,845		$91,849	$216,468
Risk Grades 5 - 6	762		408		1,257		20,110		2,817		3,944		2,465	31,763
Risk Grade 7	—		986		888		5,084		12,395		1,502		1,682	22,537
Risk Grade 8	—		—		—		—		—		390		—	390
Total	21,157		10,607		12,086		73,044		31,587		26,681		95,996	271,158
Current period gross charge-offs	—		346		369		730		32		199		7,709	9,385

Real estate – construction, commercial
Risk Grades 1 - 4	22,147		5,186		2,099		4,001		3,139		3,417		62	40,051
Risk Grades 5 - 6	657		—		—		43		677		10,094		—	11,471
Risk Grade 7	—		—		—		—		5		211		—	216
Total	22,804		5,186		2,099		4,044		3,821		13,722		62	51,738
Current period gross charge-offs	—		—		—		—		—		—		—	—

Real estate – construction, residential
Risk Grades 1 - 4	22,609	$—	5,258	$—	495	$—	75	$—	93	$—	48	$—	—	28,578
Risk Grades 5 - 6	338	$—	—	$—	—	$—	2,544	$—	—	$—	—	$—	—	2,882
Risk Grade 7	—	$—	—	$—	—	$—	312	$—	—	$—	—	$—	—	312
Total	22,947		5,258		495		2,931		93		48		—	31,772
Current period gross charge-offs	—		—		—		—		—		—		—	—

Real estate – commercial
Risk Grades 1 - 4	75,900		4,500		29,768		209,573		101,178		190,435		17,057	628,411
Risk Grades 5 - 6	830		—		5,032		79,834		31,472		47,824		3,777	168,769
Risk Grade 7	—		1,555		—		29,380		2,519		5,674		—	39,128
Total	76,730		6,055		34,800		318,787		135,169		243,933		20,834	836,308
Current period gross charge-offs	—		—		—		—		540		71		—	611

Real estate – residential
Risk Grades 1 - 4	4,382		2,705		65,443		204,911		104,375		181,362		51,559	614,737
Risk Grades 5 - 6	838		831		266		928		1,380		4,914		398	9,555
Risk Grade 7	561		—		1,099		3,676		1,207		5,354		554	12,451
Total	5,781		3,536		66,808		209,515		106,962		191,630		52,511	636,743
Current period gross charge-offs	—		—		64		20		—		43		107	234

Real estate – farmland
Risk Grades 1 - 4	—		142		—		987		1,186		1,821		166	4,302
Risk Grades 5 - 6	62		—		123		—		93		—		—	278
Total	62		142		123		987		1,279		1,821		166	4,580
Current period gross charge-offs	—		—		—		—		—		—		—	—

Consumer
Risk Grades 1 - 4	4,620		4,343		10,430		4,960		620		411		5,293	30,677
Risk Grades 5 - 6	—		138		190		326		48		18		—	720
Risk Grade 7	—		117		241		310		110		38		—	816
Total	4,620		4,598		10,861		5,596		778		467		5,293	32,213
Current period gross charge-offs	220		90		267		163		73		16		1,081	1,910

Total Loans
Risk Grades 1 - 4	$150,053		$31,347		$118,176		$472,357		$226,966		$398,339		$165,986	$1,563,224
Risk Grades 5 - 6	3,487		1,377		6,868		103,785		36,487		66,794		6,640	225,438
Risk Grade 7	561		2,658		2,228		38,762		16,236		12,779		2,236	75,460
Risk Grade 8	—		—		—		—		—		390		—	390
Total	$154,101		$35,382		$127,272		$614,904		$279,689		$478,302		$174,862	$1,864,512
Total current period gross charge-offs	$220		$436		$700		$913		$645		$329		$8,897	$12,140

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of December 31, 2024. There were no loans classified as loss (risk grade 9) as of the same date.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$13,883	$13,559	$64,530	$14,600	$17,405	$15,760	$98,867	$238,604
Risk Grades 5 - 6	672	24,430	37,503	10,201	5,183	979	15,092	94,060
Risk Grade 7	944	2,248	5,173	10,462	562	1,247	1,521	22,157
Risk Grade 8	—	—	—	82	—	1	—	83
Total	15,499	40,237	107,206	35,345	23,150	17,987	115,480	354,904

Real estate – construction, commercial
Risk Grades 1 - 4	6,219	6,277	65,560	7,776	5,405	4,792	399	96,428
Risk Grades 5 - 6	—	1,090	—	7,567	4,770	4,235	—	17,662
Risk Grade 7	—	116	—	24	—	261	—	401
Total	6,219	7,483	65,560	15,367	10,175	9,288	399	114,491

Real estate – construction, residential
Risk Grades 1 - 4	19,574	8,861	7,837	13,971	—	57	990	51,290
Risk Grades 5 - 6	193	—	—	—	—	—	—	193
Risk Grade 7	—	169	155	—	—	—	—	324
Total	19,767	9,030	7,992	13,971	—	57	990	51,807

Real estate – commercial
Risk Grades 1 - 4	4,747	34,698	245,563	118,435	142,211	133,856	21,323	700,833
Risk Grades 5 - 6	535	5,092	64,677	7,002	14,604	23,104	4,184	119,198
Risk Grade 7	1,565	—	9,970	10,380	2,945	1,355	25	26,240
Risk Grade 8	—	—	—	1,379	—	192	—	1,571
Total	6,847	39,790	320,210	137,196	159,760	158,507	25,532	847,842

Real estate – residential
Risk Grades 1 - 4	2,815	66,780	225,159	114,682	64,548	143,002	53,498	670,484
Risk Grades 5 - 6	853	—	2,303	1,295	318	2,378	95	7,242
Risk Grade 7	—	736	2,153	2,113	1,454	5,822	2,249	14,527
Total	3,668	67,516	229,615	118,090	66,320	151,202	55,842	692,253

Real estate – farmland
Risk Grades 1 - 4	147	—	997	1,239	—	2,753	149	5,285
Risk Grades 5 - 6	—	135	—	100	—	—	—	235
Total	147	135	997	1,339	—	2,753	149	5,520

Consumer
Risk Grades 1 - 4	5,944	17,211	8,716	1,650	1,034	486	7,283	42,324
Risk Grades 5 - 6	74	133	225	99	32	3	—	566
Risk Grade 7	87	330	332	184	63	24	28	1,048
Total	6,105	17,674	9,273	1,933	1,129	513	7,311	43,938

Total Loans
Risk Grades 1 - 4	$53,329	$147,386	$618,362	$272,353	$230,603	$300,706	$182,509	$1,805,248
Risk Grades 5 - 6	2,327	30,880	104,708	26,264	24,907	30,699	19,371	239,156
Risk Grade 7	2,596	3,599	17,783	23,163	5,024	8,709	3,823	64,697
Risk Grade 8	—	—	—	1,461	—	193	—	1,654
Total	$58,252	$181,865	$740,853	$323,241	$260,534	$340,307	$205,703	$2,110,755

The following table presents an analysis of the change in the ACL by loan segment for the periods stated.

	For the year ended December 31, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(1,683)	(1,379)	(276)	(699)	(396)	(4)	537	(3,900)
Charge-offs	(9,385)	—	—	(611)	(234)	—	(1,910)	(12,140)
Recoveries	9,638	—	—	1,306	352	—	1,165	12,461
Net recoveries (charge-offs)	253	—	—	695	118	—	(745)	321
ACL, end of period	$4,337	$678	$264	$5,959	$7,655	$14	$537	$19,444

	For the year ended December 31, 2024
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$13,787	$4,024	$1,094	$9,929	$6,286	$15	$758	$35,893
(Recovery of) provision for credit losses - loans	(613)	(1,982)	(515)	(2,798)	1,734	3	1,271	(2,900)
Charge-offs	(24,005)	—	(39)	(1,238)	(216)	—	(2,939)	(28,437)
Recoveries	16,598	15	—	70	129	—	1,655	18,467
Net (charge-offs) recoveries	(7,407)	15	(39)	(1,168)	(87)	—	(1,284)	(9,970)
ACL, end of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023

There were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL for loans held for investment as of and for the year ended December 31, 2025.

Excluded from the ACL as of December 31, 2025 and 2024 were $9.1 million and $10.7 million, respectively, of accrued interest attributable to loans held for investment, which is included in accrued interest receivable on the consolidated balance sheets.

The following table presents the amortized cost of collateral-dependent loans that were individually evaluated for credit losses as of the dates stated.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Commercial and industrial	$21,134	$42,723
Real estate – construction, commercial	—	116
Real estate – commercial	50,525	26,994
Real estate – residential	5,567	9,586
Total collateral-dependent loans	$77,226	$79,419

Acquired Loans

As of December 31, 2025 and 2024, the amortized cost of PCD loans totaled $29.8 million and $43.8 million, respectively, with an estimated ACL of $0.2 million and $0.3 million, respectively. The remaining non-credit discount on PCD loans was $2.0 million and $3.0 million as of December 31, 2025 and 2024, respectively.

Troubled Loan Modifications

The Company closely monitors the performance of borrowers experiencing financial difficulty and grants certain loan modifications it would otherwise not consider. The Company refers to such loan modifications as TLMs.

The following table presents the amortized cost of loans designated as TLMs, categorized by loan type and type of concession granted as of the dates and for the periods stated.

	As of and for the years ended December 31,
	2025			2024
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Combined - term extension and payment deferral
Commercial and industrial	—	$—	—	1	$82	0.02%
Total combined - term extension and payment deferral	—	$—		1	$82

Combined - term extension, payment deferral, interest rate reduction
Commercial and industrial	—	$—	—	2	$407	0.11%
Total combined - term extension, payment deferral, interest rate reduction	—	$—		2	$407

Interest forgiven
Real estate – residential	1	$136	0.02%	—	$—	—
Total interest forgiven	1	$136		—	$—

Term extension
Commercial and industrial	1	$1,774	0.65%	2	$521	0.15%
Real estate – commercial	3	468	0.06%	1	37	—
Real estate – residential	1	50	—	1	71	0.01%
Total term extension	5	$2,292		4	$629

Payment deferral
Commercial and industrial	—	$—	—	1	$156	0.04%
Real estate – residential	—	—	—	1	500	0.07%
Consumer	—	—	—	1	10	0.02%
Total payment deferral	—	$—		2	$666

Total	6	$2,428		9	$1,784

The following tables present additional information including the financial effects of TLMs as of the dates and for the periods stated.

	As of and for the year ended December 31, 2025
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Commercial and industrial	20	—	$—	$—
Real estate – commercial	13	—	—	—
Real estate – residential	15	—	—	45

	As of and for the year ended December 31, 2024
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Interest Rate Reduction	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Commercial and industrial	56	11.28%	$44	$—
Real estate – commercial	84	—	—	—
Real estate – residential	84	—	162	—
Consumer	—	—	1	—

The following tables present an aging analysis of the amortized cost of loans designated as TLMs as of the dates stated.

	December 31, 2025
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$2,270	$—	$—	$2,310	$4,580
Real estate – commercial	501	—	—	—	501
Real estate – residential	236	—	—	627	863
Consumer	—	—	—	6	6
Total modified loans	$3,007	$—	$—	$2,943	$5,950

	December 31, 2024
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$554	$—	$—	$2,562	$3,116
Real estate – construction, residential	155	—	—	—	155
Real estate – commercial	37	—	—	300	337
Real estate – residential	194	—	—	500	694
Consumer	—	—	—	10	10
Total modified loans	$940	$—	$—	$3,372	$4,312

As of December 31, 2025 and 2024, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of loans designated as TLMs that were modified in the preceding twelve months and had a payment default as of the dates and during the periods stated.

	As of and for the years ended December 31,
	2025			2024
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Combined - term extension and payment deferral
Commercial and industrial	—	$—	—	1	$330	0.09%
Real estate – residential	—	—	—	2	71	0.01%
Total combined - term extension and payment deferral	—	$—		3	$401

Interest forgiveness
Real estate – residential	1	$136	0.02%	—	$—	—
Total interest forgiveness	1	$136		—	$—

Payment deferral
Commercial and industrial	—	$—	—	2	$347	0.10%
Total payment deferral	—	$—		2	$347

Total	1	$136		5	$748

Seven residential mortgage loans with a total recorded investment of $2.9 million were in the process of foreclosure as of December 31, 2025, and four residential mortgage loans with a total recorded investment of $0.2 million were in the process of foreclosure as of December 31, 2024.

Note 5. Premises and Equipment, net

The following table presents premises and equipment, net of accumulated depreciation, as of the dates stated.

	December 31,
(Dollars in thousands)	2025	2024
Buildings and land	$23,214	$23,183
Furniture, fixtures and equipment	6,962	6,871
Software	270	267
Construction in progress	25	—
Total cost	30,471	30,321
Less: Accumulated depreciation	(8,922)	(8,927)
Premises and equipment, net	$21,549	$21,394

Depreciation expense for the years ended December 31, 2025 and 2024 was $1.4 million and $1.5 million, respectively.

Note 6. Deposits

The following table presents the scheduled maturities of time deposits for the next five years and thereafter from the date stated.

(Dollars in thousands)	December 31, 2025
2026	$565,517
2027	148,919
2028	76,087
2029	6,740
2030	2,276
Thereafter	88
Total	$799,627

The aggregate amount of time deposits with balances greater than $250 thousand were $143.8 million and $164.0 million as of December 31, 2025 and 2024, respectively.

Brokered deposits, which consist of time deposits, totaled $240.2 million and $402.5 million at December 31, 2025 and 2024, respectively. Non-brokered deposits obtained through a certificate of deposit listing service totaled $24.5 million and $46.5 million as of December 31, 2025 and 2024, respectively.

Note 7. Borrowings

FHLB Borrowings

The Bank has a borrowing facility from the FHLB secured by pledged qualifying commercial and residential mortgage loans and securities. The FHLB will lend up to 30% of the Bank’s total assets as of the prior quarter end, subject to certain eligibility requirements, including adequate collateral. The Bank had borrowings from the FHLB totaling $150.0 million at both December 31, 2025 and 2024. The FHLB borrowings required the Bank to hold $9.1 million and $9.4 million of FHLB stock as of December 31, 2025 and 2024, respectively, which are included in restricted equity investments on the consolidated balance sheets.

At both December 31, 2025 and 2024, the Bank also had letters of credit outstanding with the FHLB in the amount of $51.2 million, of which $50.0 million were for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB.

At December 31, 2025 and 2024, the secured facility totaled $565.5 million and $696.0 million, respectively, based on pledged collateral. Available balances on the FHLB credit facility were $364.4 million and $494.9 million as of December 31, 2025 and 2024, respectively. The decline in the secured capacity of the FHLB borrowing facility as of December 31, 2025 from the prior year end was primarily due to the release of securities held as collateral.

At December 31, 2025, 1-4 family residential loans, multi-family residential loans, and commercial real estate loans classified as held for investment with a lendable value of $400.0 million and securities with a lendable value of $165.5 million were pledged for the borrowing facility with the FHLB.

The following table presents information regarding FHLB advances outstanding as of both December 31, 2025 and 2024.

(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed rate credit	$50,000	3/15/2023	4.07%	3/15/2027
Fixed rate credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed rate credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$150,000

FRB Borrowings

The Company may obtain advances from the FRB through its Discount Window. Advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans. The Company had secured borrowing capacity through the FRB Discount Window of $72.8 million and $105.7 million as of December 31, 2025 and 2024, respectively, of which the Company had no outstanding advances as of both dates.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank available for overnight borrowing, which totaled $10.0 million at both December 31, 2025 and 2024, respectively. The line bears interest at the prevailing rate for such loans and is cancelable any time by the correspondent bank. At December 31, 2025 and 2024, the Company had no outstanding advances on this secured line.

Subordinated Notes

The Company had $14.7 million and $39.8 million of subordinated notes, net, outstanding as of December 31, 2025 and 2024, respectively. Prior to June 1, 2025, the Company's subordinated notes had been comprised of a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”) and a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On June 1, 2025, the Company completed the $15.0 million redemption of the 2030 Note. The interest rate on the 2030 Note was 6.0% up to the redemption date. Interest expense on the 2030 Note was $0.4 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

On July 15, 2025, the Company completed a $10.0 million partial redemption of its 2029 Notes. The 2029 Notes bore interest at 5.625% per annum, through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 15, 2029, or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate plus 433.5 basis points, payable quarterly in arrears. As of December 31, 2025, the 2029 Notes bore an annual interest rate of 8.37%. As of December 31, 2025, the net carrying amount of the 2029 Notes was $14.7 million, inclusive of a $0.2 million purchase accounting adjustment (premium). For the years ended December 31, 2025 and 2024, the effective interest rate on the 2029 Notes was 7.87% and 5.92%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

Note 8. Employee Benefit Plans

The Company has a 401(k) plan that covers eligible employees (the “401(k) Plan”). Employees may make voluntary contributions subject to certain limits based on federal tax laws. The Company contributed a matching contribution equal to 100% of an employee's contribution up to 5% of the elective contribution in both 2025 and 2024. The Company's matching contribution vests immediately. For the years ended December 31, 2025 and 2024, the Company's 401(k) Plan contributions totaled $1.5 million and $1.9 million, respectively, which are reported as a component of salaries and employee benefit expense in the consolidated statements of operations.

The Company has an Employee Stock Ownership Plan (the “ESOP”), which was terminated by the board of directors on April 20, 2022. As of December 31, 2025, the Company had additional actions to complete in order to finalize the liquidation of the ESOP. The ESOP held 30,055 and 44,379 total shares of the Company's common stock at December 31, 2025 and December 31, 2024, respectively, which are considered outstanding in the computation of EPS.

Note 9. Stock-Based Compensation

On April 29, 2025, the Company granted PSAs totaling 3,400,000 shares of common stock to certain executive officers under the Company's Amended and Restated 2023 Stock Incentive Plan. The vesting of these awards is contingent upon the Company achieving specified performance conditions for three one-year measurement periods, 2025, 2026, and 2027.

Stock-based compensation expense, reported as a component of salaries and employee benefits in the consolidated statements of operations, was $2.9 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively. Expense recognized for PSAs for the year ended December 31, 2025 reflects the partial vesting of 566,668 shares of 973,333 shares for the 2025 measurement period, which occurred subsequent to December 31, 2025.

Unrecognized compensation expense related to time-based RSAs and PSAs as of December 31, 2025 totaled $0.9 million. The amount of unrecognized compensation expense reflects only those PSAs expected to vest based on an assessment of the probability of achieving applicable performance conditions.

The following table presents time-based RSA and PSA activity as of the dates and for the periods stated.

	Time-based RSAs		PSAs
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Shares unvested and outstanding, December 31, 2023	292,018	$10.31	152,880	$11.64
Granted	569,330	2.61	—	—
Vested (1)	(171,982)	10.53	—	—
Forfeited	(103,666)	5.31	(36,050)	12.31
Shares unvested and outstanding, December 31, 2024	585,700	$3.63	116,830	$11.43
Granted	145,643	3.74	3,400,000	3.54
Vested (1)	(209,922)	3.92	—	—
Forfeited	(51,501)	4.52	(63,571)	13.59
Shares unvested and outstanding, December 31, 2025	469,920	$3.44	3,453,259	$3.63

(1) Shares totaling 32,324 and 13,384 were withheld as payment of taxes for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, the Company had 19,933 stock options outstanding with a weighted average exercise price of $12.20 per stock option and a remaining weighted average life of 2.5 years.

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

The following tables present information about the Company’s leases as of the dates and for the periods stated.

	December 31,
(Dollars in thousands)	2025	2024
Lease liabilities	$7,233	$8,613
Right-of-use asset	6,637	7,962
Weighted average remaining lease term (years)	6.42	6.98
Weighted average discount rate	3.54%	3.46%

	December 31,
(Dollars in thousands)	2025	2024
Operating lease cost	$1,555	$1,759
Cash paid for amounts included in the measurement of lease liabilities	1,528	1,691

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities for periods following the date stated.

(Dollars in thousands)	December 31, 2025
2026	$1,486
2027	1,399
2028	1,178
2029	969
2030	916
Thereafter	2,232
Total undiscounted cash flows	8,180
Discount	(947)
Lease liabilities	$7,233

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

Derivative Financial Instruments

The Company has interest rate swap assets and liabilities associated with certain commercial loan borrowers. The interest rate swap asset with the borrower is offset with an equal swap agreement with a highly-rated third-party financial institution (i.e., “back-to-back”). Both the interest rate swap assets and liabilities are free-standing derivatives and are recorded at fair value utilizing Level 2 inputs.

Prior to the sale of the Company's mortgage division in the first quarter of 2025, derivative instruments were used to hedge residential mortgage loans held for sale and the related interest rate lock commitments include forward commitments to sell mortgage loans and were reported at fair value utilizing Level 2 inputs. The fair values of derivative financial instruments were based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for rate lock commitments.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

	December 31, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$185,087	$—	$185,087	$—
U.S. Treasury and agencies	72,538	—	72,538	—
State and municipals	44,484	—	44,484	—
Corporate bonds	30,819	—	30,819	—
Total securities available for sale	$332,928	$—	$332,928	$—
Other assets
Rabbi trust assets	$682	$682	$—	$—
Interest rate swap asset	613	—	613	—
Other liabilities
Interest rate swap liability	$654	$—	$654	$—

	December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$164,438	$—	$164,438	$—
U.S. Treasury and agencies	69,455	—	69,455	—
State and municipals	42,937	—	42,937	—
Corporate bonds	35,205	—	34,455	750
Total securities available for sale	$312,035	$—	$311,285	$750
Other assets
MSRs	$386	$—	$—	$386
Rabbi trust assets	600	600	—	—
Mortgage derivative asset	140	—	140	—
Interest rate swap asset	95	—	95	—
Other liabilities
Interest rate swap liability	$95	$—	$95	$—

The following table presents the change in corporate bonds and MSRs using Level 3 inputs as of and for the periods stated.

(Dollars in thousands)	Corporate Bonds	MSRs
Balance as of December 31, 2024	$750	$386
Transfers from Level 3 to Level 2	(500)	—
Proceeds from call of security	(250)	—
Fair value adjustments	—	(385)
Other adjustments	—	(1)
Balance as of December 31, 2025	$—	$—

Fair Value - Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Other Equity Investments

The fair value of other equity investments, including the Company's investments in certain fintech and limited partnership companies, is based on either observable market prices, if available, or observable market transactions for identical or significantly similar investments (Level 2). These investments are periodically evaluated for impairment, and if impairment triggers are identified, the valuation of the investment may include quantitative and/or qualitative information obtained either directly from the investee or a third-party broker or valuation specialist. When qualitative factors indicate that the fair value of an investment is below its carrying amount, a valuation technique the Company has used is a probability-weighted expected return method. This technique considers multiple potential exit scenarios, assigns market participant-based probabilities to each scenario, and discounts expected proceeds to present value using a rate commensurate with the risks of the investment. (Level 3).

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market (i.e., loans held for sale) are carried at the lower of cost or estimated fair market value in the aggregate. Changes in fair value are recognized as noninterest income on the Company's consolidated statements of operations (Level 2). As of December 31, 2025 and December 31, 2024, $0 and $7.7 million, respectively, of mortgage loans classified as held for sale were included on the Company's consolidated balance sheets.

Certain consumer loans originated by the Bank and sourced by fintech partners are classified on the consolidated balance sheets as held for sale. After origination, these loans are sold directly to the applicable fintech partner or another investor at par, generally up to three days from origination. Due to relatively short time between origination and sale, these loans are held at cost, which approximates fair value (Level 2).

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

Included with OREO balances are other non-real estate owned assets, which are measured at fair value less estimated costs to sell. As of December 31, 2025 and 2024, these assets totaled $0.2 million and $0, respectively. The balance, as of December 31, 2025, represented a nonmarketable equity interest in a company the Bank received in a court-approved settlement with a former borrower. The fair value of this equity interest was determined using a discounted cash flow analysis and included assumptions on the amount and timing of expected future cash flows and a risk-adjusted discount rate, resulting in a valuation based on Level 3 inputs.

As of December 31, 2025, OREO included a property with a carrying value of $1.3 million that served as collateral for a government guaranteed loan. The guaranteed portion of the loan (90%) is owned by the U.S. Small Business Administration ("SBA"), and the Company is obligated to remit to the SBA its contractual share of the liquidation proceeds upon the sale of the property. Accordingly, the Company recorded a $1.2 million liability, reported in other liabilities on the Company's consolidated balance sheets as December 31, 2025, representing the SBA's contractual interest in the expected proceeds from the sale of the property. This liability does not represent a separate fair value measurement under ASC 820, as it was calculated based on a fixed contractual percentage of the recorded carrying value of the related OREO property.

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	December 31, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,910	$—	$1,904	$3,006
Collateral-dependent loans	1,919	—	—	1,919
Loans held for sale	14,769	—	14,769	—
OREO	1,683	—	—	1,683

	December 31, 2024
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,834	$—	$1,828	$3,006
Collateral-dependent loans	6,954	—	—	6,954
Loans held for sale	30,976	—	30,976	—
OREO	279	—	—	279

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

(Dollars in thousands)	Balance as of December 31, 2025	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	1,919	Selling Costs	5%
OREO
Discounted appraised value technique	1,461	Selling Costs	7%
Discounted cash flows technique	222	Discount Rate	20%

(Dollars in thousands)	Balance as of December 31, 2024	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	6,954	Selling Costs	7% - 15%
OREO
Discounted sales price technique	279	Selling Costs	10%

Fair Value - Financial Instruments

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

The carrying value of BOLI reasonably approximates fair value, as these policies are reported at their cash surrender value, which is estimated based on information provided by insurance carriers (Level 2).

The carrying value of noninterest-bearing deposits approximates fair value (Level 1). The carrying values of interest-bearing demand, money market, and savings deposits approximates fair value based on their current pricing and are reported as Level 2. The fair values of time deposits were obtained using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for time deposits that mature in the same period. Time deposits are reported as Level 2.

The fair value of the FHLB borrowings is estimated by discounting the future cash flows using current interest rates offered for similar advances (Level 2).

The fair value of FRB borrowings is approximated by its carrying value as there is no comparable debt to Bank Term Funding Program advances (Level 2).

The fair value of the Company’s subordinated notes is estimated by utilizing recent issuance interest rates for subordinated debt offerings of similar issuer size and adjusted for judgmental inputs such as call behavior and liquidity adjustments (Level 3).

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

The following tables present estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates stated.

	December 31, 2025
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$115,949	$115,949	$115,949	$—	$—
Federal funds sold	1,851	1,851	1,851	—	—
Securities available for sale	332,928	332,928	—	332,928	—
Restricted equity investments	19,016	19,016	—	19,016	—
Other equity investments	4,910	4,910	—	1,904	3,006
Other investments	20,781	20,781	—	—	20,781
Loans held for sale	14,769	14,769	—	14,769	—
Loans held for investment, net	1,846,273	1,786,730	—	—	1,786,730
Accrued interest receivable	10,787	10,787	—	10,787	—
Financial Liabilities
Noninterest-bearing demand	$398,541	$398,541	$398,541	$—	$—
Interest-bearing demand and money market	612,648	612,648	—	612,648	—
Savings	100,346	100,346	—	100,346	—
Time	799,627	802,308	—	802,308	—
FHLB borrowings	150,000	150,116	—	150,116	—
Subordinated notes, net	14,716	13,905	—	—	13,905

	December 31, 2024
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$173,533	$173,533	$173,533	$—	$—
Restricted cash	2,459	2,459	2,459	—	—
Federal funds sold	838	838	838	—	—
Securities available for sale	312,035	312,035	—	311,285	750
Restricted equity investments	19,275	19,275	—	19,275	—
Other equity investments	4,834	4,834	—	1,828	3,006
Other investments	19,405	19,405	—	—	19,405
Loans held for sale	30,976	30,976	—	30,976	—
Loans held for investment, net	2,088,774	1,998,668	—	—	1,998,668
Accrued interest receivable	12,537	12,537	—	12,537	—
MSRs	386	386	—	—	386
Financial Liabilities
Noninterest-bearing demand	$452,690	$452,690	$452,690	$—	$—
Interest-bearing demand and money market	598,875	598,875	—	598,875	—
Savings	100,857	100,857	—	100,857	—
Time	1,027,020	1,029,199	—	1,029,199	—
FHLB borrowings	150,000	152,782	—	152,782	—
Subordinated notes, net	39,789	38,765	—	—	38,765

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

In addition to the foregoing capital requirements, and prior to the termination of the Consent Order in the fourth quarter of 2025, the Bank was subject to minimum capital ratios set forth in the Consent Order that were higher than those required for capital adequacy purposes generally. The Bank was required to maintain a leverage ratio of 10.00% and a total capital ratio of 13.00%. As of December 31, 2024, the Bank met the then applicable minimum capital ratios.

As previously noted, the Company adopted CECL effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings (the "CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital was 25% and 50% in 2023 and 2024, respectively, and was 25% in 2025. The Bank made this irrevocable election effective with its first quarter 2023 call report. The CECL Transitional Amount was $8.1 million, of which $6.1 million and $4.1 million reduced the regulatory capital amounts and capital ratios in the tables that follow as of December 31, 2025 and 2024, respectively.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable. The following tables also include the capital adequacy ratios to which bank holding companies are subject. As of December 31, 2025, the Bank and the Company were considered well capitalized. Presented in the table as of December 31, 2024 were the minimum capital ratios set forth in the Consent Order for the Bank and the related capital amounts for both of the required minimum capital ratios.

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,784	19.16%	$186,188	10.50%	$177,322	10.00%
Blue Ridge Bankshares, Inc.	$370,984	20.69%	$143,427	8.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$150,724	8.50%	$141,858	8.00%
Blue Ridge Bankshares, Inc.	$344,604	19.22%	$107,570	6.00%	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$124,125	7.00%	$115,259	6.50%
Blue Ridge Bankshares, Inc.	$344,604	19.22%	$80,677	4.50%	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$322,320	13.04%	$98,859	4.00%	$123,574	5.00%
Blue Ridge Bankshares, Inc.	$344,604	13.81%	$99,777	4.00%	n/a	n/a

	December 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized		Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$358,848	17.26%	$218,260	10.50%	$207,866	10.00%	$270,226	13.00%
Blue Ridge Bankshares, Inc.	$414,284	19.79%	$167,444	8.00%	n/a	n/a	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$176,687	8.50%	$166,293	8.00%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$125,583	6.00%	n/a	n/a	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$340,386	16.38%	$145,507	7.00%	$135,113	6.50%	n/a	n/a
Blue Ridge Bankshares, Inc.	$360,933	17.24%	$94,187	4.50%	n/a	n/a	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$340,386	11.80%	$115,364	4.00%	$144,204	5.00%	$288,409	10.00%
Blue Ridge Bankshares, Inc.	$360,933	12.43%	$116,169	4.00%	n/a	n/a	n/a	n/a

Note 13. Related Party Transactions

During the years ended December 31, 2025 and 2024, officers, directors, and principal shareholders and their related interests (related parties) were customers of and had transactions with the Bank. These transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not deemed related parties to the Bank and did not involve more than the normal risk of collectability or present other unfavorable features. The following table presents loan transactions with such related parties as of the dates and for the periods stated.

	December 31,
(Dollars in thousands)	2025	2024
Total loans, beginning of period	$5,775	$6,579
New loans and advances on lines	645	17,263
Repayments	(1,784)	(18,067)
Total loans, end of period	$4,636	$5,775

The Bank held related party deposits of approximately $2.6 million and $7.2 million as of December 31, 2025 and 2024, respectively.

Note 14. Earnings Per Share

The following table shows the calculation of basic and diluted EPS and the weighted average number of shares outstanding used in computing EPS and the effect on the weighted average number of shares outstanding of potentially dilutive common stock for the periods presented. Also shown are the weighted average number of shares of potentially dilutive securities that were excluded from the calculation of diluted EPS for the periods presented because their effect would been anti-dilutive.

	For the year ended December 31,
(Dollars in thousands, except per share data)	2025	2024
Net income (loss)	$10,709	$(15,385)

Weighted average common shares outstanding, basic	87,719,189	49,123,861
Potentially dilutive securities
PSAs	175,840	—
Warrants	9,362,847	—
Weighted average common shares outstanding, dilutive	97,257,876	49,123,861

Basic earnings (loss) per common share	$0.12	$(0.31)
Diluted earnings (loss) per common share	$0.11	$(0.31)

Weighted average anti-dilutive securities excluded from diluted EPS
PSAs	1,207	92,369
Stock options	21,138	29,919
Warrants	—	2,916,792
Total weighted average anti-dilutive securities	22,345	3,039,080

Note 15. Income Taxes

The Company implemented ASU 2023-09 in 2025, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company elected to implement ASU 2023-09 on a prospective basis for disclosures as of and for the year ended December 31, 2025. Disclosures as of and for the year ended December 31, 2024 reflect pre-ASU 2023-09 requirements.

The following tables present the differences between the provision for income taxes at the federal statutory rate and the amounts computed as reported for the periods stated.

(Dollars in thousands)	For the year ended December 31, 2025
Income tax at federal statutory rate	$2,893	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal tax effect (1)	102	0.8%
Nontaxable or nondeductible items
Nondeductible executive compensation	148	1.1%
Other permanent differences	113	0.8%
Tax credits
Low income housing tax credit	12	0.1%
Changes in unrecognized tax benefits	(269)	(2.0%)
Other	67	0.5%
Total income tax expense	$3,066	22.3%
(1) State tax obligations to North Carolina and Florida comprise more than 50% of the total amount shown.

(Dollars in thousands)	For the year ended December 31, 2024
Income tax at federal statutory rate	$(3,466)	21.0%
(Decrease) increase resulting from:
State income taxes, net of federal tax effect	(398)	2.4%
Tax-exempt interest income	(29)	0.2%
Tax-exempt BOLI income	(180)	1.1%
Taxable gain and nondeductible penalties due to BOLI surrender	2,215	(13.4%)
Equity compensation	278	(1.7%)
Other permanent differences	458	(2.8%)
Total income tax benefit	$(1,122)	6.8%

The following table presents the significant components of the provision for income taxes for the periods stated.

	For the years ended December 31,
(Dollars in thousands)	2025	2024
Current tax expense (benefit)
Federal	$2,178	$5,046
State	(348)	18
Total current tax expense	1,830	5,064
Deferred tax expense (benefit)
Federal	889	(5,785)
State	347	(401)
Total deferred tax expense (benefit)	1,236	(6,186)
Total income tax expense (benefit)	$3,066	$(1,122)

The following table presents significant components of deferred tax assets and liabilities as of the dates stated.

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets relating to:
ACL	$4,270	$5,138
Compensation	1,706	1,391
Reserves for unfunded loan commitments and mortgage-related obligations	281	721
Purchase accounting adjustments	420	772
Net operating loss	10,172	10,375
Unrealized losses on securities available for sale	8,838	12,392
Other	1,951	2,398
Total deferred tax assets	27,638	33,187
Deferred tax liabilities relating to:
Premises and equipment, net	(2,229)	(2,424)
Core deposit and other intangible assets	(347)	(554)
Unrealized gains on other investments	(530)	(512)
Pass-through entities	(293)	(463)
Other	(1,518)	(1,922)
Total deferred tax liabilities	(4,917)	(5,875)
Deferred tax asset, net	$22,721	$27,312

Deferred income tax assets and liabilities are measured at the enacted tax rate for the period in which they are expected to reverse; therefore, as of December 31, 2025, they have been measured using the federal income tax rate enacted of 21% and applicable state income tax rates.

The Company’s deferred tax asset was $27.6 million and $33.2 million at December 31, 2025 and 2024, respectively. As of December 31, 2025, management concluded that the Company’s deferred tax assets were fully realizable, and accordingly, no valuation allowance was recorded. The Company will continue to monitor deferred tax assets to evaluate whether it will be able to realize the full benefit of the deferred tax asset or whether there is need for a valuation allowance. Significant negative trends in asset credit quality, losses from operations, or other factors could impact the realization of the deferred tax asset in the future.

As of December 31, 2025, the Company had an estimated gross federal net operating loss of approximately $47.3 million, which can be carried forward indefinitely, the tax effect of which is included in the $10.2 million deferred tax asset for net operating losses. However, due to the Private Placements, the Company experienced an ownership change for federal income tax purposes on April 3, 2024, which, among other effects, will subject its pre-change net operating losses to annual limitations under Section 382 of the Internal Revenue Code. The annual limitation is $1.8 million for 2025 and subsequent tax years.

The following table presents income taxes paid, net of refunds received, disaggregated by federal and state jurisdictions as of and for the period stated.

(Dollars in thousands)	For the year ended December 31, 2025
Federal	$6,625
Various states	(50)
Total cash paid for incomes taxes, net of refunds	$6,575

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2022. The Company maintains unrecognized tax benefits ("UTBs") related to unfiled state income tax returns.

A reconciliation of the components of UTBs is presented in the following table for the period stated.

(Dollars in thousands)	For the year ended December 31, 2025
Balance at January 1	$969
Additions based on tax positions related to the current year	94
Additions for tax positions of prior years	44
Reductions for tax positions of prior years	(407)
Balance at December 31	$700

On December 31, 2025, the Company had a $0.7 million UTB balance that, if recognized, would affect the annual effective tax rate. The Company recognizes interest and penalties accrued related to UTBs in income tax expense. During the year ended December 31, 2025, the Company recognized a nominal amount in interest and penalties, with approximately $0.1 million accrued as of December 31, 2025.

Note 16. Segment Reporting

The CODM evaluates each of the Company's segments based on net income (loss) using segment financial information compiled utilizing the accounting policies disclosed in Note 2 of these notes to consolidated financial statements. The profitability of the segment helps the CODM evaluate staffing levels, assess available cash for allocation to projects and resources, and make informed decisions on whether the segment's activities should be modified to align with the Company’s overall near- and long-term strategies.

Until March 2025, the Company operated through three reportable business segments: commercial banking, mortgage banking, and holding company activities. The commercial banking business segment makes loans to and generates deposits from individuals and businesses, while offering a wide array of general financial services to its customers. The mortgage banking segment, a division of the Bank that operated as Monarch Mortgage, focused on residential mortgage origination and sales activities. This segment was sold in March 2025; however, it is presented as a reportable segment for all periods stated for comparative purposes. Activities at the holding company or parent level are primarily associated with investments, borrowings, and certain noninterest expenses.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows, as of the dates and periods stated.

	For the year ended December 31, 2025
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$137,575	$198	$—	$—	$137,773
Interest expense	56,858	40	2,014	—	58,912
Net interest income	80,717	158	(2,014)	—	78,861
Recovery of credit losses	(4,000)	—	—	—	(4,000)
Net interest income after recovery for credit losses	84,717	158	(2,014)	—	82,861
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(112)	—	(112)
Residential mortgage banking income	—	860	—	—	860
MSRs	—	(385)	—	—	(385)
Income on sale of MSRs	—	1,427	—	—	1,427
Other	11,442	—	—	(396)	11,046
Total noninterest income	11,442	1,902	(112)	(396)	12,836
NONINTEREST EXPENSE
Salaries and employee benefits	44,271	1,903	—	—	46,174
Occupancy and equipment	4,844	75	—	—	4,919
Technology and communication	8,696	1,044	—	—	9,740
Other taxes and assessments	3,719	(41)	—	—	3,678
Other	16,242	665	900	(396)	17,411
Total noninterest expense	77,772	3,646	900	(396)	81,922
Income (loss) before income tax expense	18,387	(1,586)	(3,026)	—	13,775
Income tax expense (benefit)	4,205	(483)	(656)	—	3,066
Net income (loss)	$14,182	$(1,103)	$(2,370)	$—	$10,709
Total assets	$2,413,394	$607	$345,991	$(327,403)	$2,432,589

	For the year ended December 31, 2024
(Dollars in thousands)	Commercial Banking	Mortgage Banking	Parent Only	Eliminations	Blue Ridge Bankshares, Inc. Consolidated
NET INTEREST INCOME
Interest income	$158,855	$1,465	$—	$—	$160,320
Interest expense	78,577	668	2,414	—	81,659
Net interest income	80,278	797	(2,414)	—	78,661
Recovery of credit losses	(5,100)	—	—	—	(5,100)
Net interest income after recovery of credit losses	85,378	797	(2,414)	—	83,761
NONINTEREST INCOME
Fair value adjustments of other equity investments	—	—	(8,152)	—	(8,152)
Residential mortgage banking income	—	9,752	—	—	9,752
MSRs	—	629	—	—	629
Loss on sale of MSRs	—	(3,607)	—	—	(3,607)
Other	15,513	—	(178)	(384)	14,951
Total noninterest income	15,513	6,774	(8,330)	(384)	13,573
NONINTEREST EXPENSE
Salaries and employee benefits	52,421	5,740	—	—	58,161
Occupancy and equipment	5,137	440	—	—	5,577
Technology and communication	8,670	1,354	—	—	10,024
Regulatory remediation	4,671	—	—	—	4,671
Other	31,913	2,494	1,385	(384)	35,408
Total noninterest expense	102,812	10,028	1,385	(384)	113,841
Loss before income tax expense	(1,921)	(2,457)	(12,129)	—	(16,507)
Income tax expense (benefit)	2,118	(554)	(2,686)	—	(1,122)
Net loss	$(4,039)	$(1,903)	$(9,443)	$—	$(15,385)
Total assets	$2,704,917	$27,756	$363,296	$(358,709)	$2,737,260

Included in other expenses are costs for legal and regulatory filings, audit fees, other contractual services, and other miscellaneous expenses.

The Company had no transactions with a single customer that in the aggregate resulted in revenues exceeding 10% of consolidated total revenues for the years ended December 31, 2025 and 2024.

Note 17. Parent Company Only Financial Statements

The following tables present the condensed financial statements of Blue Ridge Bankshares, Inc. (parent company only) as of the dates and for the periods presented.

PARENT COMPANY ONLY CONDENSED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2025	2024
ASSETS
Cash and due from banks	$22,664	$40,241
Investment in subsidiaries	302,477	308,055
Other equity investments	4,676	4,588
Other investments	11,663	10,359
Income tax receivable	1,031	5,226
Other assets	4,459	730
Total assets	$346,970	$369,199
LIABILITIES & STOCKHOLDERS’ EQUITY
Accrued expenses	$749	$866
Accrued interest payable	256	93
Deferred tax liability	980	663
Subordinated notes, net	14,716	39,789
Dividends payable (1)	6,578	—
Total liabilities	23,279	41,411
Stockholders’ equity	323,691	327,788
Total liabilities and stockholders’ equity	$346,970	$369,199

(1) Amounts due upon the exercise of warrants to purchase common stock and upon the vesting of PSAs.

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

	For the years ended December 31,
(Dollars in thousands)	2025	2024
INCOME (LOSS)
Fair value adjustments of other equity investments	$(112)	$(8,152)
Loss on sale of other investments	—	(197)
Other	—	89
Total loss	(112)	(8,260)
EXPENSES
Interest on subordinated notes	2,014	2,414
Legal and regulatory filings	544	1,087
Other	356	368
Total expenses	2,914	3,869
Loss before income taxes and equity in undistributed earnings of subsidiary	(3,026)	(12,129)
Income tax benefit	(656)	(2,686)
Equity in undistributed income (loss) of subsidiaries	13,079	(5,942)
Net income (loss)	$10,709	$(15,385)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$10,709	$(15,385)
Equity in undistributed (income) loss of subsidiaries	(13,079)	5,942
Deferred income tax benefit (expense)	317	(297)
Amortization of subordinated note issuance costs	15	35
Loss on sale of other investments	—	197
Fair value adjustments of other equity investments	112	8,152
(Increase) decrease in other assets	(665)	1,364
Increase (decrease) in accrued expenses	3,661	(8,352)
Net cash provided by (used in) operating activities	1,070	(8,344)
Cash Flows From Investing Activities
Proceeds from sale of other equity investments and other investments	—	89
Net change in other investments	(1,304)	(1,939)
Capital contribution to Bank subsidiary	—	(110,000)
Dividends received from Bank subsidiary	30,000	—
Net cash provided by (used in) investing activities	28,696	(111,850)
Cash Flows From Financing Activities
Proceeds from Private Placements, net of issuance costs	—	152,140
Warrants exercised	9,758	1,270
Subordinated note repayments	(25,000)	—
Common stock dividends paid	(22,595)	—
Repurchases of common stock and warrants to purchase common stock	(9,506)	—
Net cash (used in) provided by financing activities	(47,343)	153,410
Net (decrease) increase in cash and due from banks	(17,577)	33,216
Cash and due from banks at beginning of period	40,241	7,025
Cash and due from banks at end of period	$22,664	$40,241

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$1,851	$2,689
Income taxes	$6,575	$—
Non-cash financing activities:
Restricted stock awards, net of forfeitures	$2,739	$1,180

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

On December 5, 2023, an alleged shareholder of the Company commenced a putative class action in the U.S. District Court for the Eastern District of New York (No. 1:23-cv-08944) (Russell Hunter v. Blue Ridge Bankshares, Inc., et al.) on behalf of himself and any persons or entities who purchased the publicly traded stock of the Company between February 3, 2023 and October 31, 2023, both dates inclusive (the “Action”). The Action alleged violations of federal securities laws against the Company and certain of its current and former officers based on alleged material misstatements and omissions related to accounting judgments in the Company’s filings with the Securities and Exchange Commission. The complaint sought certification of a class action, unspecified damages, and attorney’s fees. The putative class representative filed an amended complaint, and the Company filed a letter seeking permission to file a motion to dismiss. The parties engaged in non-binding mediation on December 5, 2024, during which the parties agreed in principle to settlement terms for $2.5 million. The Company was insured for its legal fees and for the settlement amount less a deductible that was expensed in 2024. On February 4, 2025, the plaintiff filed an unopposed motion for preliminary approval of the proposed class action settlement, which, if granted, would settle the Action and any claims related to the Action or that could have been brought in the Action by the parties, the parties’ counsel, or settlement class members (the “Motion”). The Motion expressly disclaimed any fault, liability, or wrongdoing on the part of the Company. On June 6, 2025, the court conducted a preliminary fairness hearing regarding the Motion. On June 11, 2025, the federal magistrate judge recommended that the court grant the Motion. On July 5, 2025, the court adopted the magistrate’s report and recommendation, and on July 25, 2025, the court granted preliminary approval of the settlement, effective July 5, 2025. Also on July 25, 2025, the court set a final settlement approval hearing date of October 29, 2025. On July 29, 2025, the defendants satisfied their payment obligations under the settlement. On October 29, 2025, the court held a final settlement approval hearing at which no objections to the settlement were raised. Final judgment was entered and the matter was dismissed with prejudice on November 20, 2025.

Note 19. Commitments and Contingencies

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2025 and 2024, the Company had outstanding loan commitments of $247.2 million and $283.2 million, respectively. Of the December 31, 2025 and 2024 amounts, $35.2 million and $32.9 million, respectively, were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2025 and 2024, commitments under outstanding financial stand-by letters of credit totaled $6.3 million and $12.5 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

As of December 31, 2025 and 2024, the Company recorded a recovery of credit losses for unfunded commitments of $0.1 million and $2.2 million, respectively, which was primarily attributable to lower balances of such commitments. As of December 31, 2025, the reserve for unfunded commitments to borrowers was $0.8 million compared to $0.9 million as of December 31, 2024. The unfunded commitments reserve is included in other liabilities on the Company's consolidated balance sheets.

As part of the sale of substantially all of its MSRs during 2024, the Company recorded a reserve for estimated putbacks, transition costs, and unearned sales proceeds. The putbacks related to industry-standard items, including prepayments or early delinquencies of the underlying mortgages, all of which were subject to term limits per the respective sales agreements. As of December 31, 2025, all such term limits have been substantially completed. The reserve for unearned sales proceeds related to the Company providing certain documentation to the buyers. In the year ended December 31, 2025, the Company received $1.4 million of previously unearned sale proceeds, which resulted in a corresponding release of the reserve, and were reported as income on sale of MSRs on the consolidated statements of operations. As of December 31, 2025 and 2024, the recourse reserve was $0.2 million and $1.8 million, respectively, and was included in other liabilities on the Company's consolidated balance sheets.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At December 31, 2025 and 2024, the Company had future commitments outstanding totaling $4.9 million and $7.1 million, respectively, related to these investments.

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

As of December 31, 2025, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Elliott Davis, PLLC, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K. Elliott Davis’ attestation report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item will be included in the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10‑K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2025, relating to the Company’s stock-based compensation plans, pursuant to which the Company's common stock may be issued upon the exercise of options, warrants, and rights from time to time.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	—	$—	594,787
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	594,787

(1) The information in these columns does not include a total of 19,933 shares of common stock that are issuable upon the exercise of stock options assumed in the Bay Banks Merger with a weighted average exercise price of $12.20 per share.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders and incorporated herein by reference or included in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15: EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1

Articles of Incorporation of Blue Ridge Bankshares, Inc., as amended through August 16, 2011 (incorporated by reference to Exhibit 2.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed on May 19, 2016).

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

3.8

Articles of Amendment to the Articles of Incorporation of Blue Ridge Bankshares, Inc., effective May 21, 2025 (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.'s Current Report on Form 8-K filed on May 27, 2025).

3.9

Bylaws of Blue Ridge Bankshares, Inc., as amended and restated May 21, 2025 (incorporated by reference to Exhibit 3.2 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 27, 2025).

4.1	Specimen Common Stock Certificate of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Blue Ridge Bankshares, Inc.’s Form 1-A Offering Statement filed on May 19, 2016).
4.2	Description of Blue Ridge Bankshares, Inc.’s Securities.
4.3	Form of 5.625% Fixed-to-Floating Rate Subordinated Note due 2029 (incorporated by reference to Exhibit 4.1 to Bay Banks of Virginia, Inc.’s Current Report on Form 8-K filed on October 7, 2019).
4.4	Form of Subordinated Note due 2030 (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on May 29, 2020).
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

4.7

Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 4, 2025).

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

10.3

Blue Ridge Bankshares, Inc. Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 of Blue Ridge Bankshares, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 11, 2022).

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

10.10

Form of Amended and Restated Securities Purchase Agreement, dated April 3, 2024, by and among Blue Ridge Bankshares, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on April 5, 2024).

10.11

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

10.13

Registration Rights Agreement, dated June 13, 2024, by and between Blue Ridge Bankshares, Inc. and Richard T. Spurzem (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on June 14, 2024).

10.14

Blue Ridge Bankshares, Inc. Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to Appendix A of the proxy statement for the Annual Meeting of Shareholders held October 10, 2024, filed on August 30, 2024).

10.15

Form of Restricted Stock Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.16 of Blue Ridge Bankshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 10, 2025).

10.16

Form of Restricted Stock Award Agreement (Time-Based) (incorporated by reference to Exhibit 10.17 of Blue Ridge Bankshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 10, 2025).

10.17

Form of Restricted Stock Award Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.18 of Blue Ridge Bankshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 10, 2025).

19.1	Blue Ridge Bankshares, Inc. Insider Trading Policy.
21.1

Subsidiaries of Blue Ridge Bankshares, Inc. (incorporated by reference to Exhibit 21.1 of Blue Ridge Bankshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 10, 2023).

23.1	Consent of Independent Registered Public Accounting Firm – Elliott Davis, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97

Blue Ridge Bankshares, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of Blue Ridge Bankshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 15, 2024).

99.1	Order Terminating the Consent Order, dated November 13, 2025 (incorporated by reference to Item 99.2 of Blue Ridge Bankshares, Inc.'s Current Report on Form 8-K filed on November 13, 2025).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: March 12, 2026	By:	/s/ Harry Golliday
Harry Golliday
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Golliday	Interim President and Chief Executive	March 12, 2026
Harry Golliday	Officer (Principal Executive Officer)

/s/ Judy C. Gavant	Executive Vice President and Chief Financial	March 12, 2026
Judy C. Gavant	Officer (Principal Financial Officer)

/s/ Brett E. Raynor	Senior Vice President and Chief Accounting	March 12, 2026
Brett E. Raynor	Officer (Principal Accounting Officer)

/s/ Vance H. Spilman	Chairman of the Board	March 12, 2026
Vance H. Spilman

/s/ Hunter H. Bost	Director	March 12, 2026
Hunter H. Bost

/s/ Heather M. Cozart	Director	March 12, 2026
Heather M. Cozart

/s/ Otis S. Jones	Director	March 12, 2026
Otis S. Jones

/s/ Ciaran McMullan	Director	March 12, 2026
Ciaran McMullan

/s/ Trevor Montano	Director	March 12, 2026
Trevor Montano

/s/ Julien G. Patterson	Director	March 12, 2026
Julien G. Patterson

/s/ Randolph N. Reynolds, Jr.	Director	March 12, 2026
Randolph N. Reynolds, Jr.

/s/ Anthony R. Scavuzzo	Director	March 12, 2026
Anthony R. Scavuzzo

/s/ William W. Stokes	Director	March 12, 2026
William W. Stokes