Form 10-Q
period 2026-03-31
BLUE RIDGE BANKSHARES, INC.
filed 2026-05-05
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 89,911,711 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	March 31, 2026	December 31, 2025 (1)
ASSETS
Cash and due from banks	$146,608	$115,949
Federal funds sold	1,451	1,851
Securities available for sale, at fair value	331,914	332,928
Restricted equity investments	18,405	19,016
Other equity investments	4,952	4,910
Other investments	20,916	20,781
Loans held for sale	—	14,769
Loans held for investment, net of deferred fees and costs	1,833,899	1,865,717
Less: allowance for credit losses	(19,184)	(19,444)
Loans held for investment, net	1,814,715	1,846,273
Accrued interest receivable	11,134	10,787
Other real estate owned ("OREO")	1,560	1,683
Premises and equipment, net	21,635	21,549
Right-of-use assets	6,326	6,637
Other intangible assets	2,394	2,642
Deferred tax asset, net	22,586	22,721
Other assets	9,450	10,093
Total assets	$2,414,046	$2,432,589
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$392,067	$398,541
Interest-bearing demand and money market	598,599	612,648
Savings	102,400	100,346
Time	800,008	799,627
Total deposits	1,893,074	1,911,162
FHLB borrowings	150,000	150,000
Subordinated notes, net	14,702	14,716
Lease liabilities	6,906	7,233
Dividends payable	54,055	6,578
Other liabilities	18,345	19,209
Total liabilities	2,137,082	2,108,898
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, no par value; 150,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; and 89,796,993 and 91,475,278 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	332,152	331,917
Additional paid-in capital	23,552	23,552
Accumulated deficit	(47,440)	(659)
Accumulated other comprehensive loss, net of tax	(31,300)	(31,119)
Total stockholders’ equity	276,964	323,691
Total liabilities and stockholders’ equity	$2,414,046	$2,432,589
(1)
Derived from audited December 31, 2025 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
(Dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
INTEREST INCOME
Interest and fees on loans	$25,709	$31,154
Interest on securities, deposit accounts, and federal funds sold	3,680	4,196
Total interest income	29,389	35,350
INTEREST EXPENSE
Interest on deposits	10,760	14,192
Interest on subordinated notes	291	736
Interest on FHLB borrowings	1,432	1,432
Total interest expense	12,483	16,360
Net interest income	16,906	18,990
Recovery of credit losses - loans	(600)	—
Total recovery of credit losses	(600)	—
Net interest income after recovery of credit losses	17,506	18,990
NONINTEREST INCOME
Service charges on deposit accounts	632	457
Bank and purchase card interchange income, net	545	567
Wealth and trust management fees	464	454
Residential mortgage banking income	—	724
Fair value adjustments of other equity investments	66	(73)
Other	641	943
Total noninterest income	2,348	3,072
NONINTEREST EXPENSE
Salaries and employee benefits	11,057	12,610
Occupancy and equipment	1,239	1,381
Technology and communication	1,987	2,784
Legal and regulatory filings	582	439
Advertising and marketing	765	191
Audit fees	255	578
FDIC insurance	420	1,097
Intangible amortization	202	244
Other contractual services	202	595
Other taxes and assessments	828	921
Other	1,204	2,111
Total noninterest expense	18,741	22,951
Income (loss) before income tax expense	1,113	(889)
Income tax expense (benefit)	277	(455)
Net income (loss)	$836	$(434)
Basic and diluted earnings (loss) per common share	$0.01	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Net income (loss)	$836	$(434)
Other comprehensive (loss) income:
Gross unrealized (loss) gain on securities available for sale arising during the period	(232)	5,223
Deferred income tax benefit (expense)	51	(1,417)
Other comprehensive (loss) income, net of tax	(181)	3,806
Comprehensive income	$655	$3,372

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the three months ended March 31, 2026
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	91,475,278	$331,917	$23,552	$(659)	$(31,119)	$323,691
Net income	—	—	—	836	—	836
Other comprehensive loss	—	—	—	—	(181)	(181)
Dividends on common stock	—	—	—	(47,617)	—	(47,617)
Restricted stock award grants and related compensation expense	694,829	272	—	—	—	272
Restricted stock award forfeitures and cancellations	(2,373,114)	(37)	—	—	—	(37)
Balance at end of period	89,796,993	$332,152	$23,552	$(47,440)	$(31,300)	$276,964

	For the three months ended March 31, 2025
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total
Balance at beginning of period	84,972,610	$322,791	$29,687	$17,772	$(42,462)	$327,788
Net loss	—	—	—	(434)	—	(434)
Other comprehensive income	—	—	—	—	3,806	3,806
Exercises of warrants to purchase common stock	2,762,000	6,905	—	—	—	6,905
Restricted stock award grants and related compensation expense	96,322	275	—	—	—	275
Restricted stock award forfeitures	(53,083)	(51)	—	—	—	(51)
Balance at end of period	87,777,849	$329,920	$29,687	$17,338	$(38,656)	$338,289

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Cash Flows From Operating Activities
Net income (loss)	$836	$(434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	368	378
Deferred income tax (benefit) expense	(51)	1,417
Recovery of credit losses - loans	(600)	—
Accretion of fair value adjustments on acquired loans, time deposits, and subordinated notes	(178)	(426)
Proceeds from sale of mortgage loans held for sale	—	22,849
Mortgage loans held for sale, originated	—	(22,350)
Gain on sale of mortgage loans	—	(508)
Fair value adjustments of other equity investments	(66)	73
Loss on disposal of premises and equipment, other assets, and other real estate owned	1	200
Investment amortization expense, net	6	49
Intangible amortization	202	244
Increase in accrued interest receivable	(347)	(163)
Decrease in other assets	16,055	7,770
Decrease in other liabilities	(1,191)	(12,687)
Cash provided by (used in) operating activities	15,035	(3,588)
Cash Flows From Investing Activities
Purchases of securities available for sale	(11,087)	(12,388)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	12,049	4,196
Net decrease (increase) in federal funds sold	400	(887)
Capital calls on other investments	(200)	(892)
Net decrease in loans held for investment	32,323	52,556
Proceeds from surrender of bank owned life insurance policies	—	212
Net change in restricted equity and other investments	601	457
Purchase of premises and equipment	(457)	(25)
Other investment activities	224	25
Cash provided by investing activities	33,853	43,254
Cash Flows From Financing Activities
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(18,469)	36,773
Net increase (decrease) in non-brokered time deposits	31,910	(23,285)
Net decrease in brokered time deposits	(31,530)	(63,418)
Common stock dividends paid on vested performance-based restricted stock awards (“PSAs”)	(140)	—
Warrants exercised	—	6,905
Cash used in financing activities	(18,229)	(43,025)
Net increase (decrease) in cash and due from banks	30,659	(3,359)
Cash and due from banks at beginning of period	115,949	175,992
Cash and due from banks at end of period	$146,608	$172,633

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$13,489	$18,265
Income taxes	$—	$1,000
Non-cash investing and financing activities:
Unrealized (loss) gains on securities available for sale	$(232)	$5,223
Restricted stock award grants and related compensation expense	$272	$275
Restricted stock award forfeitures and cancellations	$(37)	$(51)

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

The accompanying unaudited consolidated financial statements of the Company include the accounts of the Bank and the Financial Group and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

The Company's significant accounting policies are disclosed in Note 2 of the audited financial statements for the year ended December 31, 2025 included in the 2025 Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Special Cash Dividend and Warrants

On March 30, 2026, the Company announced a special cash dividend of $0.60 per share of the Company's common stock totaling approximately $54.1 million. The dividend was paid on April 27, 2026 to shareholders of record as of the close of business on April 13, 2026. Also on March 30, 2026, the Company announced that the holders of outstanding warrants to purchase the Company's common stock (the "Warrants") representing a majority of shares of common stock underlying such Warrants approved an amendment and restatement of the Warrants (the "Warrant Amendment"). Pursuant to the Warrant Amendment, in connection with certain cash distributions to holders of the Company's common stock while the Warrants are outstanding, the per share exercise price of each Warrant is reduced by the per share dividend amount in lieu of cash distributions to Warrant holders, including the special cash dividends of $0.25 per share paid in November 2025 and $0.60 per share paid in April 2026. The Company had previously accrued $6.1 million for the November 2025 dividend to be paid if and when the Warrants are exercised. As a result of the Warrant Amendment, the $6.1 million accrual was reversed in the first quarter 2026, and upon execution of the amended and restated Warrants, the strike price of the Warrants reduces to $1.65 per common share.

As a result of the Warrant Amendment, the Company reassessed the classification of its outstanding Warrants under Accounting Standards Codification ("ASC") 815-40, Contracts in an Entity's Own Equity. The Company evaluated the amendment and concluded that the Warrants continue to qualify for equity classification, as the modification did not alter the substantive settlement terms or other key contractual provisions. This assessment included a comparison of the fair value of the Warrants immediately before and after the modification and concluded that the incremental change in fair value was not material; accordingly, no adjustments to the financial statements for the change in the fair value of the Warrants were deemed necessary as of and for the three months ended March 31, 2026.

The table below presents information pertaining to the Warrants as of and for the period stated.

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2025	21,895,999	2,424,000	24,319,999
Warrants exercised	—	—	—
Balance, March 31, 2026	21,895,999	2,424,000	24,319,999
Remaining exercise term (years) as of March 31, 2026	3.01	3.20

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2024	29,027,999	2,424,000	31,451,999
Warrants exercised	(2,762,000)	—	(2,762,000)
Balance, March 31, 2025	26,265,999	2,424,000	28,689,999

Recent Accounting Pronouncements (Issued But Not Adopted)

Improvements to Expense Disaggregation Disclosures. In January 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2025-01–Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amended the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The purpose of this ASU is to improve disclosures about a company's expenses and address requests from investors for more detailed information about the types of expenses (including employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements but will result in expanded income statement expense disaggregation disclosures beginning with its financial statements for the year ending December 31, 2027.

No other recent accounting pronouncements issued but not yet effective were deemed to have a material impact on the Company's consolidated financial statements.

Note 2 – Investment Securities and Other Investments

Investment securities classified as available for sale ("AFS") are carried at fair value in the consolidated balance sheets. The following tables present amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated. The Company had no investment securities classified as held to maturity as of March 31, 2026 or December 31, 2025.

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$214,477	$146	$(27,521)	$187,102
U.S. Treasury and agencies	78,422	—	(6,345)	72,077
State and municipal	49,169	1	(4,976)	44,194
Corporate bonds	30,141	143	(1,743)	28,541
Total investment securities	$372,209	$290	$(40,585)	$331,914

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$212,436	$314	$(27,663)	$185,087
U.S. Treasury and agencies	78,828	—	(6,290)	72,538
State and municipal	49,212	2	(4,730)	44,484
Corporate bonds	32,702	102	(1,985)	30,819
Total investment securities	$373,178	$418	$(40,668)	$332,928

As of March 31, 2026 and December 31, 2025, securities with a fair value of $169.8 million and $174.3 million, respectively, were pledged to secure the Bank’s borrowings facility with the Federal Home Loan Bank of Atlanta ("FHLB").

The following table presents the amortized cost and fair value of securities available for sale by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$14,939	$14,742
Due after one year through five years	62,543	58,609
Due after five years through ten years	92,282	83,053
Due after ten years	202,445	175,510
Total	$372,209	$331,914

The following tables present fair values and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position totaling $28.7 million and $42.4 million as of March 31, 2026 and December 31, 2025, respectively.

		March 31, 2026
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	91	$21,563	$(188)	$142,382	$(27,333)	$163,945	$(27,521)
U.S. Treasury and agencies	29	—	—	72,070	(6,345)	72,070	(6,345)
State and municipal	56	1,933	(9)	39,143	(4,967)	41,076	(4,976)
Corporate bonds	30	5,262	(143)	20,899	(1,600)	26,161	(1,743)
Total	206	$28,758	$(340)	$274,494	$(40,245)	$303,252	$(40,585)

		December 31, 2025
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	80	$5,889	$(16)	$145,498	$(27,647)	$151,387	$(27,663)
U.S. Treasury and agencies	29	—	—	72,538	(6,290)	72,538	(6,290)
State and municipal	57	679	(2)	39,908	(4,728)	40,587	(4,730)
Corporate bonds	31	1,743	(159)	24,249	(1,826)	25,992	(1,985)
Total	197	$8,311	$(177)	$282,193	$(40,491)	$290,504	$(40,668)

At March 31, 2026 and December 31, 2025, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $22.7 million and $23.5 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies that are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues and resulted in no identifiable credit losses. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses ("ACL") for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

Restricted equity investments consisted of stock in the FHLB (carrying value of $8.9 million and $9.1 million as of March 31, 2026 and December 31, 2025, respectively), Federal Reserve Bank of Richmond (“FRB”) stock (carrying value of $9.0 million and $9.4 million as of March 31, 2026 and December 31, 2025), and stock in the Company’s correspondent bank (carrying value of $0.5 million at both March 31, 2026 and December 31, 2025). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $5.0 million and $4.9 million as of March 31, 2026 and December 31, 2025, respectively.

The Company also holds other investments, primarily in early-stage focused investment funds, which totaled $20.9 million and $20.8 million as of March 31, 2026 and December 31, 2025, respectively, and are reported in other investments on the consolidated balance sheets.

Note 3 – Loans, ACL, and OREO

The following table presents the amortized cost of loans held for investment as of the dates stated.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$264,004	$271,158
Real estate – construction, commercial	45,831	51,738
Real estate – construction, residential	33,397	31,772
Real estate – commercial	831,794	836,308
Real estate – residential	623,591	636,743
Real estate – farmland	4,451	4,580
Consumer	29,608	32,213
Gross loans held for investment	1,832,676	1,864,512
Deferred costs, net of loan fees	1,223	1,205
Total	$1,833,899	$1,865,717

The Company has pledged certain commercial and residential mortgage loans as collateral for borrowings with the FHLB. Loans totaling $665.7 million and $695.1 million were pledged with the FHLB as of March 31, 2026 and December 31, 2025, respectively. Additionally, the Company has pledged certain construction and commercial and industrial loans totaling $71.1 million and $72.8 million as of March 31, 2026 and December 31, 2025, respectively, as collateral for borrowings with the FRB Discount Window.

The following tables present the aging of the recorded investment of loans held for investment by loan category as of the dates stated.

	March 31, 2026
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$255,605	$927	$647	$1,408	$5,417	$264,004
Real estate – construction, commercial	45,366	401	22	—	42	45,831
Real estate – construction, residential	33,397	—	—	—	—	33,397
Real estate – commercial	825,857	47	—	—	5,890	831,794
Real estate – residential	601,193	12,472	2,810	—	7,116	623,591
Real estate – farmland	4,451	—	—	—	—	4,451
Consumer	26,760	1,391	303	117	1,037	29,608
Deferred costs, net of loan fees	1,223	—	—	—	—	1,223
Total	$1,793,852	$15,238	$3,782	$1,525	$19,502	$1,833,899

	December 31, 2025
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$261,132	$1,099	$780	$1,508	$6,639	$271,158
Real estate – construction, commercial	51,397	62	43	—	236	51,738
Real estate – construction, residential	31,772	—	—	—	—	31,772
Real estate – commercial	830,608	49	—	—	5,651	836,308
Real estate – residential	616,943	9,840	1,006	1,575	7,379	636,743
Real estate – farmland	4,580	—	—	—	—	4,580
Consumer	30,122	1,026	290	75	700	32,213
Deferred costs, net of loan fees	1,205	—	—	—	—	1,205
Total	$1,827,759	$12,076	$2,119	$3,158	$20,605	$1,865,717

The following tables present the recorded investment of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	March 31, 2026
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$1,736	$3,681	$5,417
Real estate – construction, commercial	—	42	42
Real estate – commercial	5,553	337	5,890
Real estate – residential	1,602	5,514	7,116
Consumer	—	1,037	1,037
Total	$8,891	$10,611	$19,502

	December 31, 2025
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$1,774	$4,865	$6,639
Real estate – construction, commercial	—	236	236
Real estate – commercial	5,634	17	5,651
Real estate – residential	1,602	5,777	7,379
Consumer loans	—	700	700
Total	$9,010	$11,595	$20,605

The Company recognized $0 and $0.2 million of interest income on nonaccrual loans during the three months ended March 31, 2026 and 2025, respectively.

The following table presents accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the three months ended March 31,
(Dollars in thousands)	2026	2025
Commercial and industrial	$9	$70
Real estate – construction, commercial	1	—
Real estate – commercial	30	4
Real estate – residential	27	36
Consumer	17	7
Total	$84	$117

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

Risk Grade 8 – Doubtful: Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the Bank's position, which can include, but are not limited to (1) an injection of capital, (2) alternative financing, and (3) liquidation of assets or the pledging of additional collateral. Doubtful is a temporary grade, where the Bank expects a loss but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is recorded and charged off against the ACL.

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

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of March 31, 2026. There were no loans classified as doubtful or loss (risk grades 8 and 9, respectively) as of the same date. Also presented are current period gross charge-offs by loan type for the three months ended March 31, 2026. The $1.6 million in current period gross charge-offs of revolving loans were attributable to business and consumer credit cards originated through a partnership with a third-party company. The third-party provides limited credit loss protection to the Bank, and upon receipt, credits for losses are reported as recoveries. Since the inception of this partnership in early 2023, the Bank has not experienced a credit loss from this arrangement.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$12,424	$25,488	$7,686	$9,654	$45,869	$29,011	$90,221	$220,353
Risk Grades 5 - 6	550	749	915	433	12,594	5,502	1,457	22,200
Risk Grade 7	—	—	973	325	4,661	14,060	1,432	21,451
Total	12,974	26,237	9,574	10,412	63,124	48,573	93,110	264,004
Current period gross charge-offs	—	—	—	1	6	474	1,530	2,011

Real estate – construction, commercial
Risk Grades 1 - 4	579	18,876	3,481	1,950	3,953	5,524	62	34,425
Risk Grades 5 - 6	—	498	—	—	42	10,866	—	11,406
Total	579	19,374	3,481	1,950	3,995	16,390	62	45,831
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – construction, residential
Risk Grades 1 - 4	2,117	25,447	3,437	53	75	137	100	31,366
Risk Grades 5 - 6	—	413	—	—	1,306	—	—	1,719
Risk Grade 7	—	—	—	—	312	—	—	312
Total	2,117	25,860	3,437	53	1,693	137	100	33,397
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – commercial
Risk Grades 1 - 4	12,114	77,224	4,202	20,178	213,332	281,436	16,745	625,231
Risk Grades 5 - 6	—	826	—	5,001	77,162	80,998	3,778	167,765
Risk Grade 7	—	2,772	1,552	—	26,282	8,192	—	38,798
Total	12,114	80,822	5,754	25,179	316,776	370,626	20,523	831,794
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – residential
Risk Grades 1 - 4	2,810	4,350	2,671	62,656	200,706	275,943	50,836	599,972
Risk Grades 5 - 6	—	1,014	825	266	922	6,664	386	10,077
Risk Grade 7	—	560	—	1,092	4,236	7,077	577	13,542
Total	2,810	5,924	3,496	64,014	205,864	289,684	51,799	623,591
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – farmland
Risk Grades 1 - 4	—	—	141	—	960	2,931	146	4,178
Risk Grades 5 - 6	—	61	—	120	—	92	—	273
Total	—	61	141	120	960	3,023	146	4,451
Current period gross charge-offs	—	—	—	—	—	—	—	—

Consumer
Risk Grades 1 - 4	1,301	4,236	3,378	8,960	3,930	714	5,061	27,580
Risk Grades 5 - 6	—	37	198	231	298	31	—	795
Risk Grade 7	—	3	167	371	528	164	—	1,233
Total	1,301	4,276	3,743	9,562	4,756	909	5,061	29,608
Current period gross charge-offs	70	—	43	27	15	5	92	252

Total Loans
Risk Grades 1 - 4	$31,345	$155,621	$24,996	$103,451	$468,825	$595,696	$163,171	$1,543,105
Risk Grades 5 - 6	550	3,598	1,938	6,051	92,324	104,153	5,621	214,235
Risk Grade 7	—	3,335	2,692	1,788	36,019	29,493	2,009	75,336
Total	$31,895	$162,554	$29,626	$111,290	$597,168	$729,342	$170,801	$1,832,676
Total current period gross charge-offs	$70	$—	$43	$28	$21	$479	$1,622	$2,263

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of December 31, 2025. There were no loans classified as loss (risk grade 9) as of the same date.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$20,395	$9,213	$9,941	$47,850	$16,375	$20,845	$91,849	$216,468
Risk Grades 5 - 6	762	408	1,257	20,110	2,817	3,944	2,465	31,763
Risk Grade 7	—	986	888	5,084	12,395	1,502	1,682	22,537
Risk Grade 8	—	—	—	—	—	390	—	390
Total	21,157	10,607	12,086	73,044	31,587	26,681	95,996	271,158

Real estate – construction, commercial
Risk Grades 1 - 4	22,147	5,186	2,099	4,001	3,139	3,417	62	40,051
Risk Grades 5 - 6	657	—	—	43	677	10,094	—	11,471
Risk Grade 7	—	—	—	—	5	211	—	216
Total	22,804	5,186	2,099	4,044	3,821	13,722	62	51,738

Real estate – construction, residential
Risk Grades 1 - 4	22,609	5,258	495	75	93	48	—	28,578
Risk Grades 5 - 6	338	—	—	2,544	—	—	—	2,882
Risk Grade 7	—	—	—	312	—	—	—	312
Total	22,947	5,258	495	2,931	93	48	—	31,772

Real estate – commercial
Risk Grades 1 - 4	75,900	4,500	29,768	209,573	101,178	190,435	17,057	628,411
Risk Grades 5 - 6	830	—	5,032	79,834	31,472	47,824	3,777	168,769
Risk Grade 7	—	1,555	—	29,380	2,519	5,674	—	39,128
Total	76,730	6,055	34,800	318,787	135,169	243,933	20,834	836,308

Real estate – residential
Risk Grades 1 - 4	4,382	2,705	65,443	204,911	104,375	181,362	51,559	614,737
Risk Grades 5 - 6	838	831	266	928	1,380	4,914	398	9,555
Risk Grade 7	561	—	1,099	3,676	1,207	5,354	554	12,451
Total	5,781	3,536	66,808	209,515	106,962	191,630	52,511	636,743

Real estate – farmland
Risk Grades 1 - 4	—	142	—	987	1,186	1,821	166	4,302
Risk Grades 5 - 6	62	—	123	—	93	—	—	278
Total	62	142	123	987	1,279	1,821	166	4,580

Consumer
Risk Grades 1 - 4	4,620	4,343	10,430	4,960	620	411	5,293	30,677
Risk Grades 5 - 6	—	138	190	326	48	18	—	720
Risk Grade 7	—	117	241	310	110	38	—	816
Total	4,620	4,598	10,861	5,596	778	467	5,293	32,213

Total Loans
Risk Grades 1 - 4	$150,053	$31,347	$118,176	$472,357	$226,966	$398,339	$165,986	$1,563,224
Risk Grades 5 - 6	3,487	1,377	6,868	103,785	36,487	66,794	6,640	225,438
Risk Grade 7	561	2,658	2,228	38,762	16,236	12,779	2,236	75,460
Risk Grade 8	—	—	—	—	—	390	—	390
Total	$154,101	$35,382	$127,272	$614,904	$279,689	$478,302	$174,862	$1,864,512

The following tables present an analysis of the change in the ACL by loan segment for the periods stated.

	For the three months ended March 31, 2026
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$4,337	$678	$264	$5,959	$7,655	$14	$537	$19,444
(Recovery of) provision for credit losses - loans	(972)	(23)	(56)	317	(54)	(2)	190	(600)
Charge-offs	(2,011)	—	—	—	—	—	(252)	(2,263)
Recoveries	2,492	—	—	—	1	—	110	2,603
Net recoveries (charge-offs)	481	—	—	—	1	—	(142)	340
ACL, end of period	$3,846	$655	$208	$6,276	$7,602	$12	$585	$19,184

	For the three months ended March 31, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(189)	(65)	12	(240)	253	—	229	—
Charge-offs	(2,123)	—	—	(63)	(16)	—	(587)	(2,789)
Recoveries	2,078	—	—	338	1	—	475	2,892
Net recoveries (charge-offs)	(45)	—	—	275	(15)	—	(112)	103
ACL, end of period	$5,533	$1,992	$552	$5,998	$8,171	$18	$862	$23,126

Effective January 1, 2026, the Bank's ACL policy was amended to remove the requirement that special mention loans over $1.0 million be individually evaluated; as a result, six loans totaling $33.9 million were moved to collective evaluation. These loans had no reserves prior to the policy change; however when collectively evaluated in the first quarter of 2026, resulted in approximately $0.3 million of ACL. Other than the preceding change to the Bank's ACL policy, there were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and recovery of credit losses for loans held for investment as of and for the three months ended March 31, 2026.

Excluded from the ACL as of both March 31, 2026 and December 31, 2025 were $9.3 million and $9.1 million of accrued interest attributable to loans held for investment, respectively, which is included in accrued interest receivable on the consolidated balance sheets.

The following table presents the amortized cost of collateral-dependent loans that were individually evaluated for credit losses as of the dates stated.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$16,890	$21,134
Real estate – commercial	21,588	50,525
Real estate – residential	4,416	5,567
Total collateral-dependent loans	$42,894	$77,226

Acquired Loans

As of March 31, 2026 and December 31, 2025, the amortized cost of purchased credit deteriorated ("PCD") loans totaled $28.9 million and $29.8 million, respectively, with an estimated ACL of $0.2 million as of both dates. The remaining non-credit discount on PCD loans was $1.9 million and $2.0 million as of March 31, 2026 and December 31, 2025, respectively.

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

	For the three months ended March 31,
	2026			2025
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Interest forgiven
Real estate – residential	—	$—	0.00%	1	$141	0.02%
Total interest forgiven	—	$—		1	$141

Term extension
Commercial and industrial	—	$—	0.00%	1	$2,024	0.75%
Total term extension	—	$—		1	$2,024

Payment deferral
Real estate – residential	2	$1,503	0.24%	—	$—	0.00%
Total payment deferral	2	$1,503		—	$—

Total	2	$1,503		2	$2,165

The following tables present additional information including the financial effects of TLMs as of and for the periods stated.

	As of and for the three months ended March 31, 2026
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Real estate – residential	—	$50	$—

	As of and for the three months ended March 31, 2025
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Commercial and industrial	20	$—	$—
Real estate – residential	—	—	50

The following tables present an aging analysis of the amortized cost of loans designated as TLMs as of the dates stated.

	March 31, 2026
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$1,035	$—	$—	$2,132	$3,167
Real estate – commercial	495	—	—	—	495
Real estate – residential	232	1,503	—	618	2,353
Consumer	—	—	—	5	5
Total modified loans	$1,762	$1,503	$—	$2,755	$6,020

	December 31, 2025
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$2,270	$—	$—	$2,310	$4,580
Real estate – commercial	501	—	—	—	501
Real estate – residential	236	—	—	627	863
Consumer	—	—	—	6	6
Total modified loans	$3,007	$—	$—	$2,943	$5,950

As of March 31, 2026 and December 31, 2025, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of loans designated as TLMs that were modified in the preceding twelve months and had a payment default during the periods stated.

	For the three months ended March 31,
	2026			2025
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Interest forgiveness
Real estate – residential	—	$—	0.00%	1	$141	0.02%
Total interest forgiveness	—	$—		1	141

Payment deferral
Real estate – residential	1	251	0.04%	1	493	0.08%
Consumer	—	—	0.00%	1	9	0.03%
Total payment deferral	1	$251		2	$502

Total	1	$251		3	$643

OREO

As of March 31, 2026 and December 31, 2025, OREO included a property with a carrying value of $1.3 million that served as collateral for a government guaranteed loan. The guaranteed portion of the loan (90%) was owned by the U.S. Small Business Administration ("SBA"), and the Company is obligated to remit to the SBA its share of the liquidation proceeds upon the sale of the property. Accordingly, the Company recorded a $1.2 million liability, reported in other liabilities on the Company's consolidated balance sheets as both March 31, 2026 and December 31, 2025, representing the SBA's contractual interest in the expected proceeds from the sale of the property.

As of March 31, 2026, eight residential mortgage loans with a total amortized cost of $2.9 million were in the process of foreclosure.

Note 4 – Borrowings

FHLB Borrowings

The Bank had borrowings from the FHLB totaling $150.0 million at both March 31, 2026 and December 31, 2025. The FHLB borrowings required the Bank to hold $8.9 million and $9.1 million of FHLB stock at March 31, 2026 and December 31, 2025, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At March 31, 2026 and December 31, 2025, the Bank also had letters of credit outstanding with the FHLB in the amounts of $70.1 million and $51.2 million, respectively, of which $70.0 million and $50.0 million was for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same respective dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB.

At March 31, 2026, 1-4 family residential loans, multi-family residential loans, and commercial real estate loans classified as held for investment with a lendable value of $384.7 million and securities with a lendable value of $161.3 million were pledged for the borrowing facility with the FHLB.

At March 31, 2026 and December 31, 2025, the secured facility totaled $546.0 million and $565.5 million, respectively, based on pledged collateral. Available balances on the FHLB credit facility were $325.9 million and $364.4 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents information regarding FHLB borrowings outstanding as of both March 31, 2026 and December 31, 2025.

(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed rate credit	$50,000	3/15/2023	4.07%	3/15/2027
Fixed rate credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed rate credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$150,000

FRB Borrowings

The Company may obtain advances from the FRB through its Discount Window. Advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans. The Company had secured borrowing capacity with the FRB Discount Window of $71.1 million and $72.8 million as of March 31, 2026 and December 31, 2025, respectively, of which the Company had no outstanding advances as of both dates.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank available for overnight borrowing, which totaled $10.0 million as of both March 31, 2026 and December 31, 2025. This line bears interest at the prevailing rates for such loans and is cancelable any time by the correspondent bank. As of both March 31, 2026 and December 31, 2025, the Company had no outstanding advances on this secured line.

Subordinated Notes

The Company had $14.7 million of subordinated notes, net, outstanding as of both March 31, 2026 and December 31, 2025. Prior to June 1, 2025, the Company's subordinated notes had been comprised of a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”) and a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On June 1, 2025, the Company completed the $15.0 million redemption of the 2030 Note. The interest rate on the 2030 Note was 6.0% up to the redemption date. Interest expense on the 2030 Note was $0 and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

On July 15, 2025, the Company completed a $10.0 million partial redemption of its 2029 Notes. As of March 31, 2026, the 2029 Notes bore an annual interest rate of 8.0%. As of March 31, 2026, the net carrying amount of the 2029 Notes was $14.7 million, inclusive of a $0.2 million purchase accounting adjustment (premium). For the three months ended March 31, 2026 and 2025, the effective interest rate on the 2029 Notes was 7.92% and 6.31%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

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

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	March 31, 2026
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$187,102	$—	$187,102	$—
U.S. Treasury and agencies	72,077	—	72,077	—
State and municipals	44,194	—	44,194	—
Corporate bonds	28,541	—	28,541	—
Total securities available for sale	$331,914	$—	$331,914	$—
Other assets
Rabbi trust assets	$652	$652	$—	$—
Interest rate swap asset	335	—	335	—
Other liabilities
Interest rate swap liability	$381	$—	$381	$—

	December 31, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$185,087	$—	$185,087	$—
U.S. Treasury and agencies	72,538	—	72,538	—
State and municipals	44,484	—	44,484	—
Corporate bonds	30,819	—	30,819	—
Total securities available for sale	$332,928	$—	$332,928	$—
Other assets
Rabbi trust assets	$682	$682	$—	$—
Interest rate swap asset	613	—	613	—
Other liabilities
Interest rate swap liability	$654	$—	$654	$—

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	March 31, 2026
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,952	$—	$1,946	$3,006
Collateral-dependent loans	1,919	—	—	1,919
OREO	1,560	—	—	1,560

	December 31, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,910	$—	$1,904	$3,006
Collateral-dependent loans	1,919	—	—	1,919
Loans held for sale	14,769	—	14,769	—
OREO	1,683	—	—	1,683

The following tables present quantitative information about Level 3 fair value measurements of assets measured on a nonrecurring basis as of the dates stated.

(Dollars in thousands)	Balance as of March 31, 2026	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	1,919	Selling Costs	5%
OREO
Discounted appraised value technique	1,338	Selling Costs	7%
Discounted cash flows technique	222	Discount Rate	20%

(Dollars in thousands)	Balance as of December 31, 2025	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	1,919	Selling Costs	5%
OREO
Discounted appraised value technique	1,461	Selling Costs	7%
Discounted cash flows technique	222	Discount Rate	20%

The following tables present the estimated fair values, related carrying amounts, and valuation level of the financial instruments as of the dates stated.

	March 31, 2026
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$146,608	$146,608	$146,608	$—	$—
Federal funds sold	1,451	1,451	1,451	—	—
Securities available for sale	331,914	331,914	—	331,914	—
Restricted equity investments	18,405	18,405	—	18,405	—
Other equity investments	4,952	4,952	—	1,946	3,006
Other investments	20,916	20,916	—	—	20,916
Loans held for investment, net	1,814,715	1,762,500	—	—	1,762,500
Accrued interest receivable	11,134	11,134	—	11,134	—
Financial Liabilities
Noninterest-bearing demand	$392,067	$392,067	$392,067	$—	$—
Interest-bearing demand and money market	598,599	598,599	—	598,599	—
Savings	102,400	102,400	—	102,400	—
Time	800,008	801,177	—	801,177	—
FHLB borrowings	150,000	150,831	—	150,831	—
Subordinated notes, net	14,702	13,903	—	—	13,903

	December 31, 2025
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$115,949	$115,949	$115,949	$—	$—
Federal funds sold	1,851	1,851	1,851	—	—
Securities available for sale	332,928	332,928	—	332,928	—
Restricted equity investments	19,016	19,016	—	19,016	—
Other equity investments	4,910	4,910	—	1,904	3,006
Other investments	20,781	20,781	—	—	20,781
Loans held for sale	14,769	14,769	—	14,769	—
Loans held for investment, net	1,846,273	1,786,730	—	—	1,786,730
Accrued interest receivable	10,787	10,787	—	10,787	—
Financial Liabilities
Noninterest-bearing demand	$398,541	$398,541	$398,541	$—	$—
Interest-bearing demand and money market	612,648	612,648	—	612,648	—
Savings	100,346	100,346	—	100,346	—
Time	799,627	802,308	—	802,308	—
FHLB borrowings	150,000	150,116	—	150,116	—
Subordinated notes, net	14,716	13,905	—	—	13,905

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

The Company adopted ASC 326, Financial Instruments - Credit Losses (referred to herein as "current expected credit losses" or "CECL") effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings (the "CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital was 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report. The CECL Transitional Amount was $8.1 million and was fully phased in as a reduction to the regulatory capital amounts and ratios as of March 31, 2026, compared to a $6.1 million reduction as of December 31, 2025.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable. The following tables also include the capital adequacy ratios to which bank holding companies are subject.

	March 31, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$286,488	16.47%	$182,643	10.50%	$173,945	10.00%
Blue Ridge Bankshares, Inc.	$327,867	18.67%	$140,489	8.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$266,647	15.33%	$147,847	8.50%	$139,150	8.00%
Blue Ridge Bankshares, Inc.	$296,223	16.87%	$105,355	6.00%	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$266,647	15.33%	$121,757	7.00%	$113,060	6.50%
Blue Ridge Bankshares, Inc.	$296,223	16.87%	$79,016	4.50%	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$266,647	11.01%	$96,874	4.00%	$121,093	5.00%
Blue Ridge Bankshares, Inc.	$296,223	12.13%	$97,683	4.00%	n/a	n/a

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,784	19.16%	$186,188	10.50%	$177,322	10.00%
Blue Ridge Bankshares, Inc.	$370,984	20.69%	$143,427	8.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$150,724	8.50%	$141,858	8.00%
Blue Ridge Bankshares, Inc.	$344,604	19.22%	$107,570	6.00%	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$124,125	7.00%	$115,259	6.50%
Blue Ridge Bankshares, Inc.	$344,604	19.22%	$80,677	4.50%	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$322,320	13.04%	$98,859	4.00%	$123,574	5.00%
Blue Ridge Bankshares, Inc.	$344,604	13.81%	$99,777	4.00%	n/a	n/a

The decline in the capital amounts and capital ratios for both the Bank and the Company as of March 31, 2026 was primarily a result of the aforementioned special cash dividend declared in the first quarter of 2026.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025, the Company had outstanding loan commitments of $253.6 million and $247.2 million, respectively. Of these amounts, $35.6 million and $35.2 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2026 and December 31, 2025, commitments under outstanding financial stand-by letters of credit totaled $6.1 million and $6.3 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three months ended March 31, 2026 and 2025, the Company did not record a provision for credit losses for unfunded commitments. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $0.8 million as of both March 31, 2026 and December 31, 2025.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At March 31, 2026 and December 31, 2025, the Company had future commitments outstanding totaling $4.7 million and $4.9 million, respectively, related to these investments.

Note 8 – Stock-Based Compensation

The Company has granted restricted stock awards (“time-based RSAs”) to employees and directors, and PSAs to employees, under equity incentive plans that have been approved by the Company's shareholders. Time-based RSAs are measured at grant-date fair value, based on the market price of the Company's common stock on the grant date, and the compensation expense is recognized on a straight-line basis over the requisite service period, which is generally three years. Time-based RSAs carry voting rights and nonforfeitable rights to dividends. PSAs vest at the end of a specified performance period contingent upon the Company's achievement of financial performance goals. Compensation expense for PSAs is recognized over the performance period when achievement of the performance condition is considered probable, with periodic adjustments made as necessary. The performance goals for PSAs are generally based on a profitability measure for the Company, as established by the Company's board of directors, or a committee thereof. PSAs carry voting rights and rights to dividends that are paid only if and when the PSAs vest.

Stock-based compensation expense, reported as a component of salaries and employee benefits in the consolidated statements of operations, was $0.8 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Total unrecognized compensation expense related to time-based RSAs and PSAs as of March 31, 2026 totaled $5.1 million. The ultimate amount of expense recognized is dependent upon the achievement of performance goals, which are generally established for specific fiscal years.

The following table presents the activity in time-based RSAs and PSAs as of the dates and for the periods stated.

	Time-based RSAs		PSAs
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Shares unvested and outstanding, December 31, 2025	469,920	$3.44	3,453,259	$3.63
Canceled (1)	—	—	(680,000)	3.54
Granted	14,829	4.40	680,000	3.95
Vested (2)	(176,329)	3.61	(566,668)	3.54
Forfeited (3)	(78,490)	2.86	(1,474,478)	3.64
Shares unvested and outstanding, March 31, 2026	229,930	$3.57	1,412,113	$3.83

(1) Canceled shares are the result of plan limitations and/or award design.
(2) Of vested shares, shares totaling 140,146 were withheld as payment of taxes for the three months ended March 31, 2026.
(3) Unvested shares are forfeited upon separation of service or due to not meeting performance condition(s).

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

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2026	2025
Net income (loss)	$836	$(434)

Weighted average common shares outstanding, basic	88,343,128	86,003,226
Potentially dilutive securities
PSAs	179,047	—
Warrants	11,235,761	—
Weighted average common shares outstanding, dilutive	99,757,936	86,003,226

Basic and diluted earnings (loss) per common share	$0.01	$(0.01)

Weighted average anti-dilutive securities excluded from diluted EPS
PSAs	—	7,720
Stock options	19,079	63,828
Warrants	—	8,216,508
Total weighted average anti-dilutive securities	19,079	8,288,056

Note 10 – Segment Reporting

Until March 2025, the Company operated through three reportable business segments: bank and financial group (formerly referred to as commercial banking), holding company activities, and mortgage banking. The bank and financial group business segment originates loans to and generates deposits from individuals and businesses, and offers a broad range of financial services to its customers. Holding company or parent level activities are primarily associated with investments, borrowings, and certain noninterest expenses. The mortgage banking segment was sold in March 2025. As a result of the disposition, the remaining business segments were aggregated and reported in total to the Company's Chief Operating Decision Maker (the "CODM"). The CODM now evaluates performance on a Company-wide basis.

The CODM evaluates the Company's performance based on net income (loss) and other measures of profitability, in order to evaluate staffing levels, assess resources for allocation to projects, and make informed decisions on whether the Company's activities should be modified to align with the Company’s overall near- and long-term strategies. The CODM is regularly provided with revenue and expense information at a level consistent with that disclosed in the Company's consolidated statements of operations.

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

Note 12 – Subsequent Events

The special cash dividend of $0.60 per share of the Company’s common stock declared on March 30, 2026, totaling approximately $54.1 million, was paid on April 27, 2026 to shareholders of record as of the close of business on April 13, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company's operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations for the balance of 2026, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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
•
the ability to maintain adequate liquidity by growing and retaining deposits and secondary funding sources, especially if the Company's or its industry's reputation becomes damaged;
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
•
the impact of changes in financial services policies, laws, and regulations, including laws, regulations, and policies concerning taxes, banking, securities, real estate and insurance, and the application thereof by bank regulatory bodies and the three branches of the federal government;
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
•
the Company’s involvement in, and the outcome of, any litigation, legal proceedings, or enforcement actions that may be instituted against the Company; and
•
other risks and factors identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections and elsewhere in the 2025 Form 10-K and in this Form 10-Q and in filings the Company makes from time to time with the Securities and Exchange Commission (“SEC”).

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the 2025 Form 10-K and this Form 10-Q, including those discussed in the section entitled "Risk Factors" in those filings. If one or more of the factors affecting forward-looking information and statements proves incorrect, then actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, the Company cautions not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how these risks and uncertainties will affect it.

Special Cash Dividend and Warrants

On March 30, 2026, the Company announced a special cash dividend of $0.60 per share of the Company's common stock totaling approximately $54.1 million. The dividend was paid on April 27, 2026 to shareholders of record as of the close of business on April 13, 2026. Also on March 30, 2026, the Company announced that the holders of outstanding warrants to purchase the Company's common stock (the "Warrants") representing a majority of shares of common stock underlying such Warrants approved an amendment and restatement of the Warrants (the "Warrant Amendment"). Pursuant to the Warrant Amendment, in connection with certain cash distributions to holders of the Company's common stock while the Warrants are outstanding, the per share exercise price of each Warrant is reduced by the per share dividend amount in lieu of cash distributions to Warrant holders, including the special cash dividends of $0.25 per share paid in November 2025 and $0.60 per share paid in April 2026. The Company had previously accrued $6.1 million for the November 2025 dividend to be paid if and when the Warrants are exercised. As a result of the Warrant Amendment, the $6.1 million accrual was reversed in the first quarter 2026, and upon execution of the amended and restated Warrants, the strike price of the Warrants reduces to $1.65 per common share.

The table below presents information pertaining to the Warrants as of and for the period stated.

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2025	21,895,999	2,424,000	24,319,999
Warrants exercised	—	—	—
Balance, March 31, 2026	21,895,999	2,424,000	24,319,999
Remaining exercise term (years) as of March 31, 2026	3.01	3.20

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2024	29,027,999	2,424,000	31,451,999
Warrants exercised	(2,762,000)	—	(2,762,000)
Balance, March 31, 2025	26,265,999	2,424,000	28,689,999

General

There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2025 Form 10-K.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, total assets, total liabilities, or stockholders’ equity as previously reported.

Comparison of Financial Condition as of March 31, 2026 and December 31, 2025

Total assets were $2.41 billion as of March 31, 2026, a decrease of $18.5 million from $2.43 billion as of December 31, 2025. Most of this decrease was attributable to a $31.8 million decline in loans held for investment and a $14.8 million decline in loans held for sale, partially offset by an increase in cash and due from banks, which increased $30.7 million from December 31, 2025. Included in the reduction of loans held for investment in the first quarter of 2026 were payoffs and paydowns of $24.1 million of out-of-market loans. The decline in loans held for sale reflects the Company's complete exit from its indirect fintech lending activities in the first quarter. The allowance for credit losses ("ACL") was $19.2 million and $19.4 million as of March 31, 2026 and December 31, 2025, respectively.

Total deposits were $1.89 billion as of March 31, 2026, a net decrease of $18.1 million from December 31, 2025. The decline in the first quarter of 2026 was primarily due to a $31.5 million decrease in brokered time deposits. Excluding the decline in brokered deposits, deposits increased $13.4 million in the first quarter of 2026.

Total stockholders’ equity decreased by $46.7 million to $277.0 million as of March 31, 2026, from $323.7 million at December 31, 2025, primarily due to the special cash dividend ($54.1 million) announced March 30, 2026, partially offset by a $6.1 million reversal of accrued dividends due to the aforementioned Warrant Amendment.

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, the Company reported net income of $0.8 million, or $0.01 per diluted common share, compared to net loss of $0.4 million, or ($0.01) per diluted common share, for the same period of 2025. Net income for the first quarter of 2026 included after-tax expenses of $1.3 million related to the transition of executive officers. Net income for the first quarter of 2026 when excluding these transition expenses was $2.1 million, or $0.02 per diluted common share. Net loss for the first quarter of 2025 included after-tax severance costs of $0.5 million and an after-tax $0.2 million loss on the sale of the mortgage division.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets less the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet size, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. Net interest income for the three months ended March 31, 2026 was $16.9 million, a decline of $2.1 million from the same respective period in 2025, primarily due to a decline in average loan balances.

The following table presents the average balance sheets for the three months ended March 31, 2026 and 2025. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended March 31,
	2026			2025			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$343,777	$2,531	2.94%	$325,076	$2,420	2.98%	$111	$139	$(28)
Tax-exempt securities (3)	12,076	94	3.11%	12,475	81	2.60%	13	(3)	16
Total securities	355,853	2,625	2.95%	337,551	2,501	2.96%	124	137	(13)
Interest-earning deposits in other banks	126,250	1,063	3.37%	162,771	1,698	4.17%	(635)	(381)	(254)
Federal funds sold	1,342	13	3.87%	1,385	15	4.33%	(2)	(0)	(2)
Loans held for sale	4,693	314	26.76%	29,455	1,366	18.55%	(1,052)	(1,148)	96
Loans held for investment (4,5,6)	1,846,535	25,395	5.50%	2,089,563	29,788	5.70%	(4,393)	(3,465)	(928)
Total average interest-earning assets	2,334,673	29,410	5.04%	2,620,725	35,368	5.40%	(5,958)	(4,858)	(1,100)
Less: allowance for credit losses	(19,272)			(22,747)
Total noninterest-earning assets	108,089			123,736
Total average assets	$2,423,490			$2,721,714
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$700,423	$3,035	1.73%	$720,034	$3,350	1.86%	$(315)	$(91)	$(224)
Time (7)	807,942	7,725	3.82%	989,486	10,842	4.38%	(3,117)	(1,989)	(1,128)
Total interest-bearing deposits	1,508,365	10,760	2.85%	1,709,520	14,192	3.32%	(3,432)	(2,080)	(1,352)
FHLB borrowings	150,000	1,432	3.82%	150,000	1,432	3.82%	—	—	—
Subordinated notes and other borrowings (8)	14,713	291	7.91%	39,794	736	7.40%	(445)	(464)	19
Total average interest-bearing liabilities	1,673,078	12,483	2.98%	1,899,314	16,360	3.45%	(3,877)	(2,544)	(1,333)
Noninterest-bearing demand deposits	388,303			458,157
Other noninterest-bearing liabilities	37,719			34,559
Stockholders' equity	324,390			329,684
Total average liabilities and stockholders’ equity	$2,423,490			$2,721,714
Net interest income and margin (9)		$16,927	2.90%		$19,008	2.90%	$(2,081)	$(2,313)	$232
Cost of funds (10)			2.42%			2.78%
Net interest spread (11)			2.05%			1.95%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21.96% and 22.32% income tax rate for the three months ended March 31, 2026 and 2025, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $165 thousand and $366 thousand for the three months ended March 31, 2026 and 2025, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $1 thousand and $35 thousand for the three months ended March 31, 2026 and 2025, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $14 thousand and $25 thousand for the three months ended March 31, 2026 and 2025, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average balances of interest-earning assets decreased $286.1 million to $2.33 billion for the three months ended March 31, 2026 compared to $2.62 billion for the same period of 2025. Relative to the year-ago period, this decrease primarily reflected lower average balances of loans held for investment and lower average loans held for sale, reflective of the Company's exit of its indirect fintech lending partnerships, in addition to lower average interest-earning deposits in other banks. The yield on average loans held for investment was 5.50% and 5.70% for the first quarters of 2026 and 2025, respectively. The decline in yield on loans held for investment was primarily due to a decline in higher yielding out-of-market loans and lower accretion of discounts on acquired loans. Accretion of discounts on acquired loans had a four and seven basis point positive effect on yield on loans held for investment for the same respective periods. Interest income for the three months ended March 31, 2026 and 2025 included accretion of discounts on acquired loans of $0.2 million and $0.4 million, respectively.

Average balances of interest-bearing liabilities decreased $226.2 million to $1.67 billion for the three months ended March 31, 2026 compared to $1.90 billion for the same period of 2025. The decline relative to the year-ago period was primarily due to a $138.8 million reduction of brokered deposits, reported in time deposits, and a $25.1 million reduction in borrowings attributable to the Company's redemption of a portion of its subordinated notes.

Cost of funds was 2.42% for the first quarter of 2026 compared to 2.78% for the first quarter of 2025, while cost of deposits was 2.27% and 2.62%, for the same respective periods. Lower cost of funds and deposits in the first quarter of

2026 relative to the year-ago periods were primarily due to the reduction in brokered deposits and partial redemption of the Company's subordinated notes. Cost of deposits, excluding brokered deposits, was 1.97% for the first quarter of 2026 compared to 2.19% for the first quarter of 2025.

Net interest income (on a taxable equivalent basis) for the three months ended March 31, 2026 was $16.9 million compared to $19.0 million for the same period in 2025. Interest income declined $6.0 million to $29.4 million for the three months ended March 31, 2026 from $35.4 million for the three months ended March 31, 2025, while interest expense declined $3.9 million to $12.5 million from $16.4 million for the same respective periods. Net interest margin remained unchanged at 2.90% for the first quarters of 2026 and 2025.

Recovery of Credit Losses. A recovery of credit losses of $0.6 million was reported for the three months ended March 31, 2026, whereas none was reported for the three months ended March 31, 2025. The recovery of credit losses for the first quarter of 2026 was primarily due to loan portfolio balance reductions of $31.8 million and $0.3 million of net loan recoveries, including an $0.8 million recovery on a loan charged off in 2022.

Noninterest Income. The following tables present a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025	Change $	Change %
Service charges on deposit accounts	$632	$457	$175	38.3%
Bank and purchase card interchange income, net	545	567	(22)	(3.9%)
Wealth and trust management fees	464	454	10	2.2%
Residential mortgage banking income	—	724	(724)	(100.0%)
Fair value adjustments of other equity investments	66	(73)	139	(190.4%)
Other	641	943	(302)	(32.0%)
Total noninterest income	$2,348	$3,072	$(724)	(23.6%)

The Company reported higher service charges on deposit accounts during the three months ended March 31, 2026 compared to 2025, primarily due to the execution of a project in early 2025 to more closely align products and pricing with competitors in the markets in which the Bank operates. The decline in residential mortgage banking income for the same comparative periods was attributable to the sale of the mortgage division late in the first quarter of 2025. The $0.2 million loss on the sale of the mortgage division was included in other noninterest income in the 2025 period. Additionally, the decline in other noninterest income for the 2026 period compared to 2025 was primarily driven by lower income from the Company's other investments.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025	Change $	Change %
Salaries and employee benefits	$11,057	$12,610	$(1,553)	(12.3%)
Occupancy and equipment	1,239	1,381	(142)	(10.3%)
Technology and communication	1,987	2,784	(797)	(28.6%)
Legal and regulatory filings	582	439	143	32.6%
Advertising and marketing	765	191	574	300.5%
Audit fees	255	578	(323)	(55.9%)
FDIC insurance	420	1,097	(677)	(61.7%)
Intangible amortization	202	244	(42)	(17.2%)
Other contractual services	202	595	(393)	(66.1%)
Other taxes and assessments	828	921	(93)	(10.1%)
Other	1,204	2,111	(907)	(43.0%)
Total noninterest expense	$18,741	$22,951	$(4,210)	(18.3%)

Noninterest expense decreased $4.2 million to $18.7 million for the three months ended March 31, 2026, from the same period of 2025. The decline relative to the prior period was primarily due to the termination of the consent order with the Bank's primary regulator, under which the Bank was operating until it was terminated in the fourth quarter of

2025. Lower expenses resulting from the consent order termination were primarily in salaries and benefits, as the number of full-time employees declined by 70 full-time employees, or approximately 20%, since March 31, 2025, and lower technology costs, other contractual services, audit fees, and Federal Deposit Insurance Corporation ("FDIC") insurance premiums. Included in salaries and employee benefits expense for the three months ended March 31, 2026 and 2025 were executive officer transition and severance costs of $1.7 million and $0.7 million, respectively. The decrease in other noninterest expense in the first quarter 2026 compared to the same period of 2025 was primarily due to lower third-party loan servicing costs and losses on loans previously sold.

Income Tax Expense. For the three months ended March 31, 2026, the effective income tax rate was 24.9% compared to 51.2% for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 included the effect of limitations on the tax deductibility of certain costs. The higher effective income tax rate in the 2025 period included the effect of a $0.3 million favorable adjustment related to a change in the state tax rate applied to the accumulated unrealized loss on the available for sale securities portfolio.

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

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$264,004	14.4%	$271,158	14.5%
Real estate – construction, commercial	45,831	2.5%	51,738	2.8%
Real estate – construction, residential	33,397	1.8%	31,772	1.7%
Real estate – commercial	831,794	45.4%	836,308	44.9%
Real estate – residential	623,591	34.0%	636,743	34.2%
Real estate – farmland	4,451	0.2%	4,580	0.2%
Consumer	29,608	1.6%	32,213	1.7%
Gross loans held for investment	1,832,676	100.0%	1,864,512	100.0%
Deferred costs, net of loan fees	1,223		1,205
Gross loans held for investment, net of deferred costs	1,833,899		1,865,717
Less: allowance for credit losses	(19,184)		(19,444)
Net loans	$1,814,715		$1,846,273
Loans held for sale (not included in totals above)	$—		$14,769

The Company has pledged certain qualifying loans as collateral for borrowings. Commercial and residential mortgages totaling $665.7 million and $695.1 million were pledged with the Federal Home Loan Bank of Atlanta ("FHLB") as of March 31, 2026 and December 31, 2025, respectively. The Company pledged as collateral for borrowings with the Federal Reserve Bank of Richmond (“FRB”) Discount Window certain construction and commercial and industrial loans totaling $71.1 million and $72.8 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the Company’s portfolio of commercial real estate loans by property type as of the dates stated.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate – owner occupied	$185,240	22.3%	$178,270	21.3%
Commercial real estate – non-owner occupied
Hospitality	155,641	18.7%	154,077	18.4%
Multi-family	207,721	25.0%	217,130	26.0%
Retail	91,859	11.0%	94,821	11.3%
Office	55,324	6.7%	55,650	6.7%
Mixed use	43,380	5.2%	42,886	5.1%
Warehouse and industrial	39,798	4.8%	40,136	4.8%
Other	52,831	6.4%	53,338	6.4%
Total real estate – commercial	$831,794	100.0%	$836,308	100.0%

While the Federal Reserve has reduced the target Fed Funds rate by 175 basis points from a recent peak, the current lending environment for commercial real estate (“CRE”) loans has heightened risk due to a higher interest rate environment than had existed when the majority of the Company's loans may have been originated. Potential negative impacts may include higher debt service burdens for floating rate loans and fixed rate loans originated in a lower rate environment that reprice or mature, requiring renewal or refinancing. As these loans mature, they may be repriced at higher interest rates leading to increased debt service costs that can strain borrowers' ability to meet payment obligations. In some cases, the higher cost of refinancing may lead to loan defaults, particularly if property cash flows have not increased relatively.

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

The Bank’s credit administration department led by the Chief Risk Officer performs periodic analyses of emerging trends by geography and property type where the Bank has larger concentrations by CRE property type. These analyses include all real estate property types and geographic markets represented in the loan portfolio and are provided to the Bank's board of directors to assess whether the CRE lending strategy and risk appetite continue to be appropriate, considering changes in local market conditions and the Bank’s exposure to collateral type concentrations. Also, concentration limits by real estate collateral type are approved and monitored by the Bank's board of directors. As of March 31, 2026, the Bank was in compliance with all limits.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2026. Loans shown in the one year or less column are term loans that have a stated maturity date within twelve months. Variable rate loans reprice at various intervals (monthly or quarterly) and the rate is tied to a published index such as the Fed Prime rate, U.S. Treasury bond indices, or the Secured Overnight Funding Rate.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$264,004	$33,241	$129,512	$105,515	$22,947	$1,050	$101,251	$43,679	$40,198	$17,374
Real estate – construction, commercial	45,831	15,872	22,600	14,320	3,320	4,960	7,359	6,680	679	—
Real estate – construction, residential	33,397	22,782	2,815	2,503	—	312	7,800	5,194	—	2,606
Real estate – commercial	831,794	121,088	420,438	90,460	148,331	181,647	290,268	207,191	74,193	8,884
Real estate – residential	623,591	12,984	362,065	27,364	63,287	271,414	248,542	30,930	24,775	192,837
Real estate – farmland	4,451	1,468	1,882	91	212	1,579	1,101	295	113	693
Consumer loans	29,608	1,935	4,273	4,245	28	—	23,400	20,743	2,657	—
Gross loans	$1,832,676	$209,370	$943,585	$244,498	$238,125	$460,962	$679,721	$314,712	$142,615	$222,394

Allowance for Credit Losses. In determining the adequacy of the Company’s ACL, management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of March 31, 2026 and December 31, 2025. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, and changes in the circumstances of particular borrowers are criteria, among others that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following tables present an analysis of the change in the ACL by loan type as of and for the periods stated.

	For the three months ended March 31, 2026
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$4,337	$678	$264	$5,959	$7,655	$14	$537	$19,444
(Recovery of) provision for credit losses - loans	(972)	(23)	(56)	317	(54)	(2)	190	(600)
Charge-offs	(2,011)	—	—	—	—	—	(252)	(2,263)
Recoveries	2,492	—	—	—	1	—	110	2,603
Net recoveries (charge-offs)	481	—	—	—	1	—	(142)	340
ACL, end of period	$3,846	$655	$208	$6,276	$7,602	$12	$585	$19,184
Ratio of net recoveries (charge-offs) to average loans outstanding	0.17%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.47%	0.02%

	For the three months ended March 31, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
Provision for (recovery of) credit losses - loans	(189)	(65)	12	(240)	253	—	229	—
Charge-offs	(2,123)	—	—	(63)	(16)	—	(587)	(2,789)
Recoveries	2,271	—	—	338	1	—	282	2,892
Net recoveries (charge-offs)	148	—	—	275	(15)	—	(305)	103
ACL, end of period	$5,726	$1,992	$552	$5,998	$8,171	$18	$669	$23,126
Ratio of net recoveries (charge-offs) to average loans outstanding	0.16%	0.00%	0.00%	0.14%	-0.01%	0.00%	-2.71%	0.02%

Of the $2.3 million and $2.8 million of loan charge-offs for the three months ended March 31, 2026, and 2025, respectively, $1.6 million and $2.0 million for the same respective periods were attributable to business and consumer credit cards originated through a partnership with a third-party company. The third-party provides limited credit loss protection to the Bank, and upon receipt, credits for losses are reported as recoveries. Since the inception of this partnership in early 2023, the Bank has not experienced a credit loss from this arrangement.

The ACL includes specific reserves for individually evaluated loans and a general allowance applicable to loans pooled by loan categories; however, management has allocated the ACL by loan type to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts or that the allocation indicates future trends, and does not restrict the usage of the allowance for any specific loan or category. The following table presents the allocation of the ACL by loan category and the percentage of loans in each category to total loans as of the dates stated.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	ACL Amount	% of Loans	ACL Amount	% of Loans
Commercial and industrial	$3,846	14.4%	$4,337	14.5%
Real estate – construction, commercial	655	2.5%	678	2.8%
Real estate – construction, residential	208	1.8%	264	1.7%
Real estate – commercial	6,276	45.4%	5,959	44.9%
Real estate – residential	7,602	34.0%	7,655	34.2%
Real estate – farmland	12	0.2%	14	0.2%
Consumer	585	1.6%	537	1.7%
Total	$19,184	100.0%	$19,444	100.0%

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans held for investment	$19,502	$20,605
Loans past due 90 days and still accruing	1,525	3,158
Total nonperforming loans	$21,027	$23,763
Other real estate owned ("OREO")	1,560	1,683
Total nonperforming assets	$22,587	$25,446
Loans held for investment	$1,833,899	$1,865,717
Total assets	$2,414,046	$2,432,589
ACL on loans held for investment	$19,184	$19,444
ACL to loans held for investment	1.05%	1.04%
ACL to nonaccrual loans	98.37%	94.37%
ACL to nonperforming loans	91.24%	81.82%
Nonaccrual loans to loans held for investment	1.06%	1.10%
Nonperforming loans to loans held for investment	1.15%	1.27%
Nonperforming loans to total assets	0.87%	0.98%
Nonperforming assets to total assets	0.94%	1.05%

Loans are generally placed into nonaccrual status when they are past due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past due less than 90 days and the borrower demonstrates the ability to pay and remain current for a sustained period of time, generally six months, or when the loan otherwise becomes well-secured and in the process of collection. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until the loan has returned to accrual status. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not be placed on nonaccrual status, if the Company determines that the loans are well-secured and are in the process of collection. The decline in nonperforming loans and the related ratios above for March 31, 2026 from December 31, 2025 primarily reflects loan paydowns in the first quarter of 2026.

OREO generally includes properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties,which are held for resale, are initially stated at fair value, including a reduction for the estimated selling expenses, which becomes the new carrying value. In subsequent periods, such properties are stated at the lower of the restated carrying value or fair value. In limited cases, the Bank may receive non-cash consideration, including equity interests, pursuant to negotiated or court-approved settlements with borrowers. The fair value of nonmarketable equity interests are generally estimated using a discounted cash flow analysis based on management’s assumptions regarding expected future cash flows, timing, and a risk adjusted discount rate. These assets, which are reported with OREO on the Company's consolidated balance sheets, are subsequently carried at the lower of cost or fair value, less estimated costs to sell, and are periodically evaluated for impairment. In subsequent periods, such properties are stated at the lower of the restated carrying value or fair value.

As of March 31, 2026 and December 31, 2025, OREO included a property with a carrying value of $1.3 million that served as collateral for a government guaranteed loan. The guaranteed portion of the loan (90%) is owned by the U.S. Small Business Administration ("SBA"), and the Company is obligated to remit to the SBA its share of the liquidation proceeds upon the sale of the property. Accordingly, the Company recorded a $1.2 million liability, reported in other liabilities on the Company's consolidated balance sheets as both March 31, 2026 and December 31, 2025, representing the SBA's contractual interest in the expected proceeds from the sale of the property.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for short-term borrowings. Securities in the investment portfolio classified as securities available for sale ("AFS") may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s AFS investment securities portfolio was $331.9 million as of March 31, 2026, a decrease of $1.0 million from $332.9 million at December 31, 2025. As a result of elevated market interest rates, the Company’s portfolio of AFS securities had net unrealized losses of approximately $40.3 million as of both March 31,

2026 and December 31, 2025, of which approximately 83% and 84%, respectively, were related to securities backed by U.S. government agencies.

As of March 31, 2026 and December 31, 2025, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default, to be of the best quality, and to carry the smallest degree of investment risk. At March 31, 2026 and December 31, 2025, securities with a fair value of $169.8 million and $174.3 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews its AFS investment securities portfolio for potential credit losses at least quarterly. AFS investment securities with unrealized losses are generally a result of pricing changes due to changes in the current interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. No ACL has been recognized for AFS securities as of both March 31, 2026 and December 31, 2025.

Restricted equity investments consisted of stock in the FHLB (carrying basis $8.9 million and $9.1 million at March 31, 2026 and December 31, 2025, respectively), FRB stock (carrying value of $9.0 million and $9.4 million as of March 31, 2026 and December 31, 2025, respectively), and stock in the Company’s correspondent bank (carrying value of $0.5 million at both March 31, 2026 and December 31, 2025). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $5.0 million and $4.9 million as of March 31, 2026 and December 31, 2025, respectively.

The Company also holds investments in early-stage focused investment funds and low-income housing partnerships, which totaled $20.9 million and $20.8 million as of March 31, 2026 and December 31, 2025, respectively, and are reported in other investments on the consolidated balance sheets.

The Company had no investment securities classified as held to maturity as of March 31, 2026 or December 31, 2025.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$—	—	$6,098	1.99%	$11,662	2.90%	$196,717	2.51%	$214,477
U. S. Treasury and agencies	12,507	0.92%	33,919	1.32%	31,863	2.32%	133	4.24%	78,422
State and municipal	932	3.58%	14,776	2.45%	28,366	2.26%	5,095	3.15%	49,169
Corporate bonds	1,500	7.00%	7,750	6.86%	20,391	4.09%	500	4.00%	30,141
Total	$14,939		$62,543		$92,282		$202,445		$372,209

Deposits. The principal sources of funds for the Company are deposits, including transaction accounts (demand and money market accounts), time deposits, and savings accounts, of customers in the Company’s primary geographic market area. Such customers provide the Bank a source of fee income and cross-marketing opportunities and are generally a lower cost source of funding for the Bank.

Brokered deposit balances are sourced through intermediaries and are an unsecured source of funding for the Bank. Brokered deposits were added throughout 2023 and early 2024 to enhance liquidity and in anticipation of the exit of the Company's fintech BaaS deposit operations. The Bank has a liquidity management program, with oversight of the Bank’s asset and liability committee (the “ALCO”), that sets forth guidelines and monitors for the desired maximum level of brokered deposits, which is 20.0% of total deposits. In recent quarters, the Company has reduced its level of higher-priced brokered deposits by sourcing non-brokered deposits and through cash flows from the loan portfolio, and expects to continue reducing brokered deposits in future periods to 10.0% or less of total deposits.

Total deposits decreased $18.1 million from $1.91 billion as of December 31, 2025 to $1.89 billion as of March 31, 2026, as:

•
Deposits, excluding brokered deposits, increased $13.4 million from $1.67 billion as of December 31, 2025 to $1.69 billion as of March 31, 2026; and
•
Brokered deposits decreased $31.5 million from $238.7 million, or 12.5% of total deposits, as of December 31, 2025 to $207.2 million, or 10.9% of total deposits, as of March 31, 2026.

Estimated uninsured deposits totaled approximately $414.3 million as of March 31, 2026, or 20.3% of total deposits, compared to $397.0 million, or 19.1% of total deposits, as of December 31, 2025. Uninsured deposit amounts are based on estimates as of the reported dates.

The following table presents a summary of average deposits and the weighted average rate paid for the periods stated. The decline in average balances and rate for interest-bearing demand accounts reflects the exit of fintech BaaS depository operations.

	For the three months ended
	March 31, 2026		March 31, 2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$388,303	—	$458,157	—
Interest-bearing:
Demand	229,795	1.03%	239,001	1.27%
Savings	100,571	2.33%	101,671	2.53%
Money market	370,057	2.01%	379,362	2.06%
Time	807,942	3.82%	989,486	4.38%
Total interest-bearing	$1,508,365		$1,709,520
Total average deposits	$1,896,668		$2,167,677

The following table presents maturities of time deposits for certificates of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Maturing in:
3 months or less	$41,757	$38,475
Over 3 months through 6 months	52,375	33,385
Over 6 months through 12 months	40,045	49,776
Over 12 months	47,748	33,676
	$181,925	$155,312

The Company's brokered deposits were issued in denominations of $1 thousand each under master certificates, and therefore are excluded from the table above.

Borrowings. The Company uses short-term and long-term borrowings from various sources, including FHLB advances and FRB advances, to fund assets and operations. The following table presents information on the balances of borrowings as of and for the periods ended March 31, 2026 and December 31, 2025. The weighted average rate was 3.82% and 3.87% as of and for the same periods, respectively.

(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance
FHLB borrowings	$150,000	$150,000	$150,000

As of March 31, 2026, FHLB advances were secured by collateral consisting of a blanket lien on qualifying loans in the Company’s residential, multifamily, and commercial real estate mortgage loan portfolios with a lendable value of $384.7 million, as well as selected investment portfolio securities with a lendable value of $161.3 million. FRB advances through the FRB Discount Window were secured by qualifying pledged construction and commercial and industrial loans totaling $71.1 million as of March 31, 2026.

The Company had $14.7 million of subordinated notes, net, outstanding as of both March 31, 2026 and December 31, 2025. Prior to June 1, 2025, the Company's subordinated notes had been comprised of a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”) and a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On June 1, 2025, the Company completed the $15.0 million redemption of the 2030 Note. The interest rate on the 2030 Note was 6.0% up to the redemption date. Interest expense on the 2030 Note was $0 and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

On July 15, 2025, the Company completed a $10.0 million partial redemption of its 2029 Notes. As of March 31, 2026, the 2029 Notes bore an annual interest rate of 8.0%. As of March 31, 2026, the net carrying amount of the 2029 Notes was $14.7 million, inclusive of a $0.2 million purchase accounting adjustment (premium). For the three months ended March 31, 2026 and 2025, the effective interest rate on the 2029 Notes was 7.92% and 6.31%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

Liquidity. Liquidity is essential to the Company’s business. The Company’s liquidity could be impaired by unforeseen outflows of cash, including deposits, or the inability to access the capital and/or brokered funding markets. This situation may arise due to circumstances that the Company may be unable to control, such as general market disruption, negative views about the Company or the financial services industry generally, or an operational problem that affects the Company or a third party. The Company’s ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the markets in which they operate or other events.

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

The Company has established a formal liquidity contingency plan that provides guidelines for liquidity management. Pursuant to the Company’s liquidity contingency plan, liquidity needs are forecasted based on anticipated changes in the balance sheet. In this forecast, the Company expects to maintain a liquidity cushion. Management then stress tests the Company’s liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established and are reviewed by the ALCO. Management also monitors the Company’s liquidity position on a day-to-day basis through daily cash monitoring and short- and long-term cash flow forecasting and believes its sources of liquidity are adequate to conduct the business of the Company.

The following table presents information on the Company's available sources of liquidity as of the date stated.

(Dollars in thousands)	Capacity	Less: Outstanding Borrowings		Available Balance
Cash and due from banks				$146,608
Fed funds sold				1,451
Unpledged securities available for sale				162,150
Total				$310,209
Borrowings
FHLB	$545,987	$220,060	(1)	$325,927
FRB	71,118	—		71,118
Unsecured line of credit	10,000	—		10,000
Total	$627,105	$220,060		$407,045
Available liquidity as of March 31, 2026				$717,254

(1) Outstanding borrowings are comprised of advances of $150.0 million and letters of credit totaling $70.1 million, of which $70.0 million served as collateral for public deposits with the Treasury Board of the Commonwealth of Virginia.

Estimated uninsured deposits at March 31, 2026 were approximately $414.3 million. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could more than satisfy the demand with cash on-hand and FHLB borrowing capacity.

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

Banks must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios except the Tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Additionally, regulators place certain restrictions on dividends paid by banks.

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

The Company adopted ASC 326, Financial Instruments - Credit Losses (referred to herein as "current expected credit losses" or "CECL") effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings (the "CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital was 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report. The CECL Transitional Amount was $8.1 million and was fully phased in as a reduction to the regulatory capital amounts and ratios as of March 31, 2026, compared to a $6.1 million reduction as of December 31, 2025.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable. The following table also includes the capital adequacy ratios to which bank holding companies are subject.

	March 31, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$286,488	16.47%	$182,643	10.50%	$173,945	10.00%
Blue Ridge Bankshares, Inc.	$327,867	18.67%	$140,489	8.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$266,647	15.33%	$147,847	8.50%	$139,150	8.00%
Blue Ridge Bankshares, Inc.	$296,223	16.87%	$105,355	6.00%	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$266,647	15.33%	$121,757	7.00%	$113,060	6.50%
Blue Ridge Bankshares, Inc.	$296,223	16.87%	$79,016	4.50%	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$266,647	11.01%	$96,874	4.00%	$121,093	5.00%
Blue Ridge Bankshares, Inc.	$296,223	12.13%	$97,683	4.00%	n/a	n/a

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,784	19.16%	$186,188	10.50%	$177,322	10.00%
Blue Ridge Bankshares, Inc.	$370,984	20.69%	$143,427	8.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$150,724	8.50%	$141,858	8.00%
Blue Ridge Bankshares, Inc.	$344,604	19.22%	$107,570	6.00%	n/a	n/a
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$124,125	7.00%	$115,259	6.50%
Blue Ridge Bankshares, Inc.	$344,604	19.22%	$80,677	4.50%	n/a	n/a
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$322,320	13.04%	$98,859	4.00%	$123,574	5.00%
Blue Ridge Bankshares, Inc.	$344,604	13.81%	$99,777	4.00%	n/a	n/a

The decline in the capital amounts and capital ratios for both the Bank and the Company as of March 31, 2026 from December 31, 2025 was primarily a result of the aforementioned special cash dividend declared in the first quarter of 2026.

Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness, in a manner similar to that if underwriting a loan. As of March 31, 2026 and December 31, 2025, the Company had outstanding loan commitments of $253.6 million and $247.2 million, respectively. Of these amounts, $35.6 million and $35.2 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of March 31, 2026 and December 31, 2025, commitments under outstanding financial stand-by letters of credit totaled $6.1 million and $6.3 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three months ended March 31, 2026 and 2025, the Company did not record a provision for credit losses for unfunded commitments. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $0.8 million as of both March 31, 2026 and December 31, 2025.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At March 31, 2026 and December 31, 2025, the Company had future commitments outstanding totaling $4.7 million and $4.9 million, respectively, related to these investments.

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

The following tables present the estimated change in net interest income under various rate change scenarios as of the dates presented. The scenarios assume rate changes occur instantaneously and in a parallel manner, which means the changes are the same on all points of the rate curve. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

	March 31, 2026
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$6,527	9.2%	$9,338	12.2%
+300 basis points	4,900	6.9%	7,095	9.3%
+200 basis points	3,307	4.7%	4,879	6.4%
+100 basis points	1,695	2.4%	2,579	3.4%
Base case
-100 basis points	(2,086)	(2.9%)	(3,392)	(4.4%)
-200 basis points	(4,041)	(5.7%)	(6,700)	(8.8%)
-300 basis points	(5,311)	(7.5%)	(8,852)	(11.6%)
-400 basis points	(7,365)	(10.4%)	(12,760)	(16.7%)

	December 31, 2025
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$5,243	7.0%	$5,961	7.6%
+300 basis points	3,925	5.3%	4,510	5.7%
+200 basis points	2,653	3.6%	3,151	4.0%
+100 basis points	1,369	1.8%	1,741	2.2%
Base case
-100 basis points	(1,775)	(2.4%)	(2,553)	(3.2%)
-200 basis points	(3,511)	(4.7%)	(5,466)	(6.9%)
-300 basis points	(4,584)	(6.2%)	(7,076)	(9.0%)
-400 basis points	(6,933)	(9.3%)	(11,170)	(14.2%)

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

The Company's AFS securities portfolio is reported at fair value, with the unrealized gain or loss representing the difference in amortized cost and fair value reported net of tax as a component of shareholders' equity. Changes in market interest rates affect the valuation of the securities portfolio, as market interest rates at reporting dates may differ than those interest rates in effect when the securities were purchased. The Company does not intend to sell, nor does it believe it will be required to sell the AFS securities; therefore, any unrealized gains or losses in the Company's AFS securities portfolio are deemed temporary. Any unrealized gains or losses for individual securities will diminish as the securities reach maturity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the 2025 Form 10-K. Additional risks not presently known to the Company, or that are currently deemed immaterial, may also adversely affect the Company's business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part 1, Item 2, of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2025, the Company announced the adoption of a share repurchase program (the "Repurchase Program") pursuant to which the Company may purchase up to $15 million of the Company’s issued and outstanding shares of common stock. The Repurchase Program may be modified, suspended, or terminated at any time without notice, at the Company’s discretion, based upon a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, the need for capital in the Company’s operations, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Repurchase Program does not obligate the Company to repurchase any shares.

When incentive stock awards vest, employees and directors may elect to have the Company withhold shares of the Company’s common stock as payment for income and payroll taxes, as applicable.

The following table provides information regarding repurchases or withholdings of common stock for the three months ended March 31, 2026.

	Shares Purchased or Withheld (1)	Average Price Paid per Share	Shares Purchased as Part of a Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program
January 1, 2026 through January 31, 2026	113,429	$4.33	—	5,493,962
February 1, 2026 through February 28, 2026	—	—	—	5,493,962
March 1, 2026 through March 31, 2026	26,717	4.05	—	5,493,962
Total	140,146	$4.28	—

(1) The total number of shares for each period includes shares withheld from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
4.1	Form of Amended and Restated Common Stock Warrant (incorporated by reference to Exhibit 4.1 of Blue Ridge Bankshares, Inc.'s Current Report on Form 8-K filed on March 30, 2026).

10.1

Retirement Agreement, dated March 12, 2026, between Blue Ridge Bankshares, Inc., Blue Ridge Bank, National Association, and G. William Beale (incorporated by reference to Exhibit 10.1 of Blue Ridge Bankshares, Inc.'s Current Report on Form 8-K filed on March 12, 2026).

10.2	Employment Agreement, dated May 3, 2024, between Blue Ridge Bank, National Association and Harry Golliday.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: May 5, 2026	By:	/s/ Harry Golliday
Harry Golliday
Interim President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer