Form 10-Q
period 2026-06-30
BLUE RIDGE BANKSHARES, INC.
filed 2026-08-10
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 89,688,853 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	June 30, 2026	December 31, 2025 (1)
ASSETS
Cash and due from banks	$61,691	$115,949
Federal funds sold	2,353	1,851
Securities available for sale, at fair value	317,016	332,928
Restricted equity investments	16,784	19,016
Other equity investments	4,999	4,910
Other investments	17,991	20,781
Loans held for sale	—	14,769
Loans held for investment, net of deferred fees and costs	1,853,461	1,865,717
Less: allowance for credit losses	(22,039)	(19,444)
Loans held for investment, net	1,831,422	1,846,273
Accrued interest receivable	10,140	10,787
Other real estate owned ("OREO")	1,601	1,683
Premises and equipment, net	21,483	21,549
Right-of-use assets	6,054	6,637
Other intangible assets	2,165	2,642
Deferred tax asset, net	22,943	22,721
Other assets	10,675	10,093
Total assets	$2,327,317	$2,432,589
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$396,284	$398,541
Interest-bearing demand and money market	592,450	612,648
Savings	101,702	100,346
Time	771,897	799,627
Total deposits	1,862,333	1,911,162
FHLB borrowings	150,000	150,000
Subordinated notes, net	14,688	14,716
Lease liabilities	6,584	7,233
Dividends payable	1,024	6,578
Other liabilities	17,291	19,209
Total liabilities	2,051,920	2,108,898
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, no par value; 150,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; and 89,655,211 and 91,475,278 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	332,489	331,917
Additional paid-in capital	23,552	23,552
Accumulated deficit	(48,735)	(659)
Accumulated other comprehensive loss, net of tax	(31,909)	(31,119)
Total stockholders’ equity	275,397	323,691
Total liabilities and stockholders’ equity	$2,327,317	$2,432,589
(1)
Derived from audited December 31, 2025 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INTEREST INCOME
Interest and fees on loans	$25,381	$30,730	$51,090	$61,884
Interest on securities, deposit accounts, and federal funds sold	3,465	4,006	7,145	8,202
Total interest income	28,846	34,736	58,235	70,086
INTEREST EXPENSE
Interest on deposits	10,583	12,802	21,343	26,994
Interest on subordinated notes	273	646	564	1,382
Interest on FHLB borrowings	1,447	1,447	2,879	2,879
Total interest expense	12,303	14,895	24,786	31,255
Net interest income	16,543	19,841	33,449	38,831
Provision for (recovery of) credit losses - loans	3,500	(700)	2,900	(700)
Provision for credit losses - unfunded commitments	550	—	550	—
Total provision for (recovery of) credit losses	4,050	(700)	3,450	(700)
Net interest income after provision for (recovery of) credit losses	12,493	20,541	29,999	39,531
NONINTEREST INCOME
Service charges on deposit accounts	642	721	1,274	1,178
Bank and purchase card interchange income, net	620	626	1,165	1,193
Wealth and trust management fees	520	409	984	863
Residential mortgage banking income	—	117	—	841
Loss on sale of securities available for sale	(123)	—	(123)	—
Other	111	1,371	818	2,241
Total noninterest income	1,770	3,244	4,118	6,316
NONINTEREST EXPENSE
Salaries and employee benefits	9,028	13,000	20,085	25,610
Occupancy and equipment	1,062	1,129	2,301	2,510
Technology and communication	1,916	2,565	3,903	5,349
Legal and regulatory filings	477	395	1,059	834
Advertising and marketing	423	128	1,188	319
Audit fees	226	459	481	1,037
FDIC insurance	318	1,027	738	2,124
Intangible amortization	191	234	393	478
Other contractual services	344	433	546	1,028
Other taxes and assessments	842	955	1,670	1,876
Other	1,064	1,684	2,268	3,795
Total noninterest expense	15,891	22,009	34,632	44,960
(Loss) income before income tax expense	(1,628)	1,776	(515)	887
Income tax (benefit) expense	(333)	480	(56)	25
Net (loss) income	$(1,295)	$1,296	$(459)	$862
Basic and diluted (loss) earnings per common share	$(0.01)	$0.01	$(0.01)	$0.01

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net (loss) income	$(1,295)	$1,296	$(459)	$862
Other comprehensive (loss) income:
Gross unrealized (loss) gain on securities available for sale arising during the period	(903)	(41)	(1,135)	5,182
Deferred income tax benefit (expense)	205	7	256	(1,410)
Reclassification of net loss on securities available for sale included in net income	123	—	123	—
Deferred income tax benefit	(34)	—	(34)	—
Other comprehensive (loss) income, net of tax	(609)	(34)	(790)	3,772
Comprehensive (loss) income	$(1,904)	$1,262	$(1,249)	$4,634

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the six months ended June 30, 2026
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	91,475,278	$331,917	$23,552	$(659)	$(31,119)	$323,691
Net loss	—	—	—	(459)	—	(459)
Other comprehensive loss	—	—	—	—	(790)	(790)
Dividends on common stock	—	—	—	(47,617)	—	(47,617)
Exercises of warrants to purchase common stock	204,000	337	—	—	—	337
Restricted stock award grants and related compensation expense	699,779	612	—	—	—	612
Restricted stock award forfeitures and cancellations	(2,723,846)	(377)	—	—	—	(377)
Balance at end of period	89,655,211	$332,489	$23,552	$(48,735)	$(31,909)	$275,397

	For the six months ended June 30, 2025
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	84,972,610	$322,791	$29,687	$17,772	$(42,462)	$327,788
Net income	—	—	—	862	—	862
Other comprehensive income	—	—	—	—	3,772	3,772
Exercises of warrants to purchase common stock	3,778,000	9,445	—	—	—	9,445
Restricted stock award grants and related compensation expense	3,496,322	2,501	—	—	—	2,501
Restricted stock award forfeitures	(72,402)	(103)	—	—	—	(103)
Balance at end of period	92,174,530	$334,634	$29,687	$18,634	$(38,690)	$344,265

	For the three months ended June 30, 2026
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	89,796,993	$332,152	$23,552	$(47,440)	$(31,300)	$276,964
Net loss	—	—	—	(1,295)	—	(1,295)
Other comprehensive loss	—	—	—	—	(609)	(609)
Exercises of warrants to purchase common stock	204,000	337	—	—	—	337
Restricted stock award grants and related compensation expense	4,950	340	—	—	—	340
Restricted stock award forfeitures and cancellations	(350,732)	(340)	—	—	—	(340)
Balance at end of period	89,655,211	$332,489	$23,552	$(48,735)	$(31,909)	$275,397

	For the three months ended June 30, 2025
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	87,777,849	$329,920	$29,687	$17,338	$(38,656)	$338,289
Net income	—	—	—	1,296	—	1,296
Other comprehensive loss	—	—	—	—	(34)	(34)
Exercises of warrants to purchase common stock	1,016,000	2,540	—	—	—	2,540
Restricted stock award grants and related compensation expense	3,400,000	2,225	—	—	—	2,225
Restricted stock award forfeitures	(19,319)	(51)	—	—	—	(51)
Balance at end of period	92,174,530	$334,634	$29,687	$18,634	$(38,690)	$344,265

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities
Net (loss) income	$(459)	$862
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	731	703
Deferred income tax (benefit) expense	(222)	1,408
Provision for (recovery of) credit losses - loans	2,900	(700)
Provision for credit losses - unfunded commitments	550	—
Accretion of fair value adjustments on acquired loans, time deposits, and subordinated notes	(338)	(845)
Proceeds from sale of mortgage loans held for sale	—	42,075
Mortgage loans held for sale, originated	—	(34,316)
Gain on sale of mortgage loans	—	(541)
Realized loss on sale of securities available for sale	123	—
(Gain) loss on disposal of premises and equipment, other assets, and other real estate owned	(12)	250
Investment amortization expense, net	(8)	145
Amortization of subordinated debt issuance costs	—	188
Intangible amortization	393	478
Decrease in accrued interest receivable	647	826
Decrease in other assets	15,024	11,085
Decrease in other liabilities	(2,567)	(14,550)
Cash provided by operating activities	16,762	7,068
Cash Flows From Investing Activities
Purchases of securities available for sale	(11,086)	(21,174)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	25,993	10,643
Net (increase) decrease in federal funds sold	(502)	210
Proceeds from sale of premises and equipment, other assets, MSRs, and other real estate owned	147	395
Capital calls on other investments	(379)	(1,544)
Purchases of loans held for investment	(17,310)	—
Net change in loans held for investment, excluding purchased loans	29,063	133,821
Proceeds from surrender of bank owned life insurance policies	—	212
Net change in restricted equity and other investments	2,800	346
Purchase of premises and equipment	(678)	(152)
Other investment activities	2,596	53
Cash provided by investing activities	30,644	122,810
Cash Flows From Financing Activities
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(21,099)	6,185
Net increase (decrease) in non-brokered time deposits	25,193	(68,876)
Net decrease in brokered time deposits	(52,924)	(106,425)
Subordinated note repayments	—	(15,000)
Common stock dividends paid	(53,171)	—
Warrants exercised	337	9,445
Cash used in financing activities	(101,664)	(174,671)
Net decrease in cash and due from banks	(54,258)	(44,793)
Cash and due from banks at beginning of period	115,949	175,992
Cash and due from banks at end of period	$61,691	$131,199

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$25,161	$33,155
Income taxes	$1,685	$2,160
Non-cash investing and financing activities:
Loans held for investment transferred to other real estate owned	$41	$—
Loans held for investment transferred to other non-real estate owned	$—	$222
Unrealized (loss) gains on securities available for sale	$(1,135)	$5,182
Restricted stock award grants and related compensation expense	$612	$2,501
Restricted stock award forfeitures and cancellations	$(377)	$(103)

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

Special Cash Dividend and Warrants

On March 30, 2026, the Company announced a special cash dividend of $0.60 per share of the Company's common stock totaling approximately $54.1 million, of which $53.2 million was paid on April 27, 2026 to shareholders of record as of the close of business on April 13, 2026.

On March 30, 2026, the Company announced that the holders of outstanding warrants to purchase the Company's common stock (the "Warrants") representing a majority of shares of common stock underlying such Warrants approved an amendment and restatement of the Warrants (the "Warrant Amendment"). Pursuant to the Warrant Amendment, in connection with certain cash distributions to holders of the Company's common stock while the Warrants are outstanding, the per share exercise price of each Warrant is reduced by the per share dividend amount in lieu of cash distributions to Warrant holders, including the special cash dividends of $0.25 per share paid in November 2025 and $0.60 per share paid in April 2026. As a result, the previously accrued $6.1 million (for dividends to be paid upon exercise of the Warrants) was reversed in the first quarter of 2026, and, upon execution of the amended and restated Warrants, the strike price of the Warrants reduces to $1.65 per common share.

The table below presents information pertaining to the Warrants as of and for the periods stated.

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2025	21,895,999	2,424,000	24,319,999
Warrants exercised	—	—	—
Balance, March 31, 2026	21,895,999	2,424,000	24,319,999
Warrants exercised	(204,000)	—	(204,000)
Balance, June 30, 2026	21,691,999	2,424,000	24,115,999
Remaining exercise term (years) as of June 30, 2026	2.76	2.95

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2024	29,027,999	2,424,000	31,451,999
Warrants exercised	(2,762,000)	—	(2,762,000)
Balance, March 31, 2025	26,265,999	2,424,000	28,689,999
Warrants exercised	(1,016,000)	—	(1,016,000)
Balance, June 30, 2025	25,249,999	2,424,000	27,673,999

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

Note 2 – Investment Securities and Other Investments

Investment securities classified as available for sale ("AFS") are carried at fair value in the consolidated balance sheets. The following tables present amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated. The Company had no investment securities classified as held to maturity as of June 30, 2026 or December 31, 2025.

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$206,378	$51	$(28,629)	$177,800
U.S. Treasury and agencies	75,877	—	(6,476)	69,401
State and municipal	47,870	—	(4,959)	42,911
Corporate bonds	28,155	197	(1,448)	26,904
Total investment securities	$358,280	$248	$(41,512)	$317,016

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$212,436	$314	$(27,663)	$185,087
U.S. Treasury and agencies	78,828	—	(6,290)	72,538
State and municipal	49,212	2	(4,730)	44,484
Corporate bonds	32,702	102	(1,985)	30,819
Total investment securities	$373,178	$418	$(40,668)	$332,928

As of June 30, 2026 and December 31, 2025, securities with a fair value of $163.8 million and $174.3 million, respectively, were pledged as collateral for the Bank’s borrowing facility with the Federal Home Loan Bank of Atlanta ("FHLB").

The following table presents the amortized cost and fair value of investment securities AFS by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$15,848	$15,628
Due after one year through five years	58,641	54,487
Due after five years through ten years	96,014	86,353
Due after ten years	187,777	160,548
Total	$358,280	$317,016

The following tables present fair values and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position totaling $13.0 million and $42.4 million as of June 30, 2026 and December 31, 2025, respectively.

		June 30, 2026
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	102	$34,191	$(660)	$137,858	$(27,969)	$172,049	$(28,629)
U.S. Treasury and agencies	28	—	—	69,401	(6,476)	69,401	(6,476)
State and municipal	55	1,928	(17)	38,103	(4,942)	40,031	(4,959)
Corporate bonds	27	3,480	(20)	19,072	(1,428)	22,552	(1,448)
Total	212	$39,599	$(697)	$264,434	$(40,815)	$304,033	$(41,512)

		December 31, 2025
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	80	$5,889	$(16)	$145,498	$(27,647)	$151,387	$(27,663)
U.S. Treasury and agencies	29	—	—	72,538	(6,290)	72,538	(6,290)
State and municipal	57	679	(2)	39,908	(4,728)	40,587	(4,730)
Corporate bonds	31	1,743	(159)	24,249	(1,826)	25,992	(1,985)
Total	197	$8,311	$(177)	$282,193	$(40,491)	$290,504	$(40,668)

At June 30, 2026 and December 31, 2025, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $21.0 million and $23.5 million, respectively). These securities were primarily subordinated notes issued by bank holding companies that are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues, and identified no credit losses. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses ("ACL") for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

Restricted equity investments consisted of stock in the FHLB (carrying value of $8.9 million and $9.1 million as of June 30, 2026 and December 31, 2025, respectively), Federal Reserve Bank of Richmond (“FRB”) stock (carrying value of $7.4 million and $9.4 million as of June 30, 2026 and December 31, 2025, respectively), and stock in the Company’s correspondent bank (carrying value of $0.5 million at both June 30, 2026 and December 31, 2025). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a financial technology company and limited partnerships, totaling $5.0 million and $4.9 million as of June 30, 2026 and December 31, 2025, respectively.

The Company also holds other investments, primarily in early-stage focused investment funds, which totaled $18.0 million and $20.8 million as of June 30, 2026 and December 31, 2025, respectively, and are reported in other investments on the consolidated balance sheets. During the second quarter of 2026, the Company recognized a $0.6 million loss upon the liquidation of an investment made in 2022. The loss reflects the difference between the investment’s carrying value and the distribution received upon the final liquidation of the investment subsequent to June 30, 2026. As of June 30, 2026 and December 31, 2025, the carrying value of this investment was $3.2 million and $6.3 million, respectively.

Note 3 – Loans, ACL, and OREO

The following table presents the amortized cost of loans held for investment as of the dates stated.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$276,589	$282,745
Real estate – construction, commercial	54,611	51,738
Real estate – construction, residential	28,844	31,772
Real estate – commercial	823,378	824,721
Real estate – residential	636,830	636,743
Real estate – farmland	4,368	4,580
Consumer	27,383	32,213
Gross loans held for investment	1,852,003	1,864,512
Deferred costs, net of loan fees	1,458	1,205
Total	$1,853,461	$1,865,717

The Company has pledged certain commercial and residential mortgage loans as collateral for the Bank's borrowing facility with the FHLB. Loans totaling $637.0 million and $695.1 million were pledged with the FHLB as of June 30, 2026 and December 31, 2025, respectively. Additionally, the Company has pledged certain construction and commercial and industrial loans with a lendable value totaling $45.3 million and $72.8 million as of June 30, 2026 and December 31, 2025, respectively, as collateral for the Bank's borrowing facility with the FRB Discount Window.

The following tables present the aging of the recorded investment of loans held for investment by loan category as of the dates stated.

	June 30, 2026
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$255,836	$1,506	$1,442	$841	$16,964	$276,589
Real estate – construction, commercial	54,485	3	61	—	62	54,611
Real estate – construction, residential	28,844	—	—	—	—	28,844
Real estate – commercial	821,101	1,101	10	—	1,166	823,378
Real estate – residential	622,347	1,143	2,407	1,595	9,338	636,830
Real estate – farmland	4,368	—	—	—	—	4,368
Consumer	25,069	921	179	115	1,099	27,383
Deferred costs, net of loan fees	1,458	—	—	—	—	1,458
Total	$1,813,508	$4,674	$4,099	$2,551	$28,629	$1,853,461

	December 31, 2025
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$272,719	$1,099	$780	$1,508	$6,639	$282,745
Real estate – construction, commercial	51,397	62	43	—	236	51,738
Real estate – construction, residential	31,772	—	—	—	—	31,772
Real estate – commercial	819,021	49	—	—	5,651	824,721
Real estate – residential	616,943	9,840	1,006	1,575	7,379	636,743
Real estate – farmland	4,580	—	—	—	—	4,580
Consumer	30,122	1,026	290	75	700	32,213
Deferred costs, net of loan fees	1,205	—	—	—	—	1,205
Total	$1,827,759	$12,076	$2,119	$3,158	$20,605	$1,865,717

The following tables present the recorded investment of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	June 30, 2026
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$1,700	$15,264	$16,964
Real estate – construction, commercial	—	62	62
Real estate – commercial	698	468	1,166
Real estate – residential	3,792	5,546	9,338
Consumer	—	1,099	1,099
Total	$6,190	$22,439	$28,629

	December 31, 2025
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$1,774	$4,865	$6,639
Real estate – construction, commercial	—	236	236
Real estate – commercial	5,634	17	5,651
Real estate – residential	1,602	5,777	7,379
Consumer	—	700	700
Total	$9,010	$11,595	$20,605

The increase in nonaccrual loans since December 31, 2025 was primarily attributable to loans to a single out-of-market relationship originated prior to 2024 totaling $11.4 million. The loans, classified as commercial and industrial, remained current through May 2026 but became delinquent when the borrower failed to make its June 2026 payment. Consequently, the loans were placed on nonaccrual at June 30, 2026, and a reserve was established in the amount of $2.9 million.

The Company recognized $269 thousand and $290 thousand of interest income on nonaccrual loans during the three and six months ended June 30, 2026, respectively, compared to $30 thousand and $148 thousand for the same respective periods in 2025.

The following table presents accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Commercial and industrial	$97	$6	$106	$58
Real estate – construction, commercial	1	—	2	—
Real estate – commercial	34	2	64	2
Real estate – residential	169	65	196	67
Consumer	30	4	47	7
Total	$331	$77	$415	$134

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

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of June 30, 2026. There were no loans classified as doubtful or loss (risk grades 8 or 9) as of the same date. Also presented are current period gross charge-offs by loan type for the six months ended June 30, 2026. Of the $3.5 million of gross charge-offs of revolving loans presented for the six-month period, $3.3 million were attributable to business and consumer credit cards originated through a partnership with a third-party company. The third-party provides limited credit loss protection to the Bank, and upon receipt, credits for losses are reported as recoveries, which were $3.3 million for the six months ended June 30, 2026. Since the inception of this partnership in early 2023, the Bank has not experienced a credit loss from this arrangement.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$25,568	$22,332	$4,921	$8,930	$43,019	$25,437	$87,823	$218,030
Risk Grades 5 - 6	350	1,583	3,190	1,139	12,140	5,241	4,398	28,041
Risk Grade 7	—	—	959	301	15,946	11,996	1,316	30,518
Total	25,918	23,915	9,070	10,370	71,105	42,674	93,537	276,589
Current period gross charge-offs	—	—	—	1	88	572	3,195	3,856

Real estate – construction, commercial
Risk Grades 1 - 4	13,440	17,227	2,654	1,931	3,839	5,195	3,864	48,150
Risk Grades 5 - 6	292	—	—	—	42	6,127	—	6,461
Total	13,732	17,227	2,654	1,931	3,881	11,322	3,864	54,611
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – construction, residential
Risk Grades 1 - 4	8,534	18,391	887	53	75	—	—	27,940
Risk Grades 5 - 6	—	413	—	—	179	—	—	592
Risk Grade 7	—	—	—	—	312	—	—	312
Total	8,534	18,804	887	53	566	—	—	28,844
Current period gross charge-offs	—	—	—	—	—	15	—	15

Real estate – commercial
Risk Grades 1 - 4	28,515	77,415	2,785	21,273	208,498	283,233	16,433	638,152
Risk Grades 5 - 6	1,545	823	—	3,700	80,218	67,817	3,897	158,000
Risk Grade 7	—	2,643	1,547	—	14,359	8,493	184	27,226
Total	30,060	80,881	4,332	24,973	303,075	359,543	20,514	823,378
Current period gross charge-offs	—	—	—	—	37	267	—	304

Real estate – residential
Risk Grades 1 - 4	30,569	4,756	3,026	61,411	194,825	267,706	51,149	613,442
Risk Grades 5 - 6	—	310	950	264	1,203	6,319	296	9,342
Risk Grade 7	—	559	—	1,082	4,951	7,001	453	14,046
Total	30,569	5,625	3,976	62,757	200,979	281,026	51,898	636,830
Current period gross charge-offs	—	—	—	—	—	43	89	132

Real estate – farmland
Risk Grades 1 - 4	—	—	140	—	958	2,877	126	4,101
Risk Grades 5 - 6	—	61	—	116	—	90	—	267
Total	—	61	140	116	958	2,967	126	4,368
Current period gross charge-offs	—	—	—	—	—	—	—	—

Consumer
Risk Grades 1 - 4	2,692	3,824	2,523	7,638	3,147	467	4,763	25,054
Risk Grades 5 - 6	32	38	183	414	321	64	1	1,053
Risk Grade 7	43	18	203	364	532	116	—	1,276
Total	2,767	3,880	2,909	8,416	4,000	647	4,764	27,383
Current period gross charge-offs	141	20	64	75	81	21	231	633

Total Loans
Risk Grades 1 - 4	$109,318	$143,945	$16,936	$101,236	$454,361	$584,915	$164,158	$1,574,869
Risk Grades 5 - 6	2,219	3,228	4,323	5,633	94,103	85,658	8,592	203,756
Risk Grade 7	43	3,220	2,709	1,747	36,100	27,606	1,953	73,378
Total	$111,580	$150,393	$23,968	$108,616	$584,564	$698,179	$174,703	$1,852,003
Total current period gross charge-offs	$141	$20	$64	$76	$206	$918	$3,515	$4,940

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of December 31, 2025. There were no loans classified as loss (risk grade 9) as of the same date.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$20,395	$9,213	$9,941	$47,850	$16,375	$20,845	$91,849	$216,468
Risk Grades 5 - 6	762	408	1,257	20,110	2,817	3,944	2,465	31,763
Risk Grade 7	—	986	888	16,671	12,395	1,502	1,682	34,124
Risk Grade 8	—	—	—	—	—	390	—	390
Total	21,157	10,607	12,086	84,631	31,587	26,681	95,996	282,745

Real estate – construction, commercial
Risk Grades 1 - 4	22,147	5,186	2,099	4,001	3,139	3,417	62	40,051
Risk Grades 5 - 6	657	—	—	43	677	10,094	—	11,471
Risk Grade 7	—	—	—	—	5	211	—	216
Total	22,804	5,186	2,099	4,044	3,821	13,722	62	51,738

Real estate – construction, residential
Risk Grades 1 - 4	22,609	5,258	495	75	93	48	—	28,578
Risk Grades 5 - 6	338	—	—	2,544	—	—	—	2,882
Risk Grade 7	—	—	—	312	—	—	—	312
Total	22,947	5,258	495	2,931	93	48	—	31,772

Real estate – commercial
Risk Grades 1 - 4	75,900	4,500	29,768	209,573	101,178	190,435	17,057	628,411
Risk Grades 5 - 6	830	—	5,032	79,834	31,472	47,824	3,777	168,769
Risk Grade 7	—	1,555	—	17,793	2,519	5,674	—	27,541
Total	76,730	6,055	34,800	307,200	135,169	243,933	20,834	824,721

Real estate – residential
Risk Grades 1 - 4	4,382	2,705	65,443	204,911	104,375	181,362	51,559	614,737
Risk Grades 5 - 6	838	831	266	928	1,380	4,914	398	9,555
Risk Grade 7	561	—	1,099	3,676	1,207	5,354	554	12,451
Total	5,781	3,536	66,808	209,515	106,962	191,630	52,511	636,743

Real estate – farmland
Risk Grades 1 - 4	—	142	—	987	1,186	1,821	166	4,302
Risk Grades 5 - 6	62	—	123	—	93	—	—	278
Total	62	142	123	987	1,279	1,821	166	4,580

Consumer
Risk Grades 1 - 4	4,620	4,343	10,430	4,960	620	411	5,293	30,677
Risk Grades 5 - 6	—	138	190	326	48	18	—	720
Risk Grade 7	—	117	241	310	110	38	—	816
Total	4,620	4,598	10,861	5,596	778	467	5,293	32,213

Total Loans
Risk Grades 1 - 4	$150,053	$31,347	$118,176	$472,357	$226,966	$398,339	$165,986	$1,563,224
Risk Grades 5 - 6	3,487	1,377	6,868	103,785	36,487	66,794	6,640	225,438
Risk Grade 7	561	2,658	2,228	38,762	16,236	12,779	2,236	75,460
Risk Grade 8	—	—	—	—	—	390	—	390
Total	$154,101	$35,382	$127,272	$614,904	$279,689	$478,302	$174,862	$1,864,512

The following tables present an analysis of the change in the ACL by loan segment for the periods stated.

	For the three months ended June 30, 2026
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$3,846	$655	$208	$6,276	$7,602	$12	$585	$19,184
Provision for (recovery of) credit losses - loans	3,365	175	46	9	(307)	(1)	213	3,500
Charge-offs	(1,845)	—	(15)	(304)	(132)	—	(381)	(2,677)
Recoveries	1,806	—	—	41	31	—	154	2,032
Net charge-offs	(39)	—	(15)	(263)	(101)	—	(227)	(645)
ACL, end of period	$7,172	$830	$239	$6,022	$7,194	$11	$571	$22,039

	For the three months ended June 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,726	$1,992	$552	$5,998	$8,171	$18	$669	$23,126
Provision for (recovery of) credit losses - loans	147	(720)	(154)	(119)	(69)	(3)	218	(700)
Charge-offs	(2,537)	—	—	—	(107)	—	(448)	(3,092)
Recoveries	2,510	—	—	—	6	—	124	2,640
Net charge-offs	(27)	—	—	—	(101)	—	(324)	(452)
ACL, end of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974

	For the six months ended June 30, 2026
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$4,337	$678	$264	$5,959	$7,655	$14	$537	$19,444
Provision for (recovery of) credit losses - loans	2,393	152	(10)	326	(361)	(3)	403	2,900
Charge-offs	(3,856)	—	(15)	(304)	(132)	—	(633)	(4,940)
Recoveries	4,298	—	—	41	32	—	264	4,635
Net recoveries (charge-offs)	442	—	(15)	(263)	(100)	—	(369)	(305)
ACL, end of period	$7,172	$830	$239	$6,022	$7,194	$11	$571	$22,039

	For the six months ended June 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(42)	(785)	(142)	(359)	184	(3)	447	(700)
Charge-offs	(4,661)	—	—	(63)	(123)	—	(1,035)	(5,882)
Recoveries	4,782	—	—	338	7	—	406	5,533
Net recoveries (charge-offs)	121	—	—	275	(116)	—	(629)	(349)
ACL, end of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974

Effective January 1, 2026, the Bank's ACL policy was amended to remove the requirement that special mention loans over $1.0 million be individually evaluated; as a result, six loans totaling $33.9 million were moved to collective evaluation. These loans had no reserves prior to the policy change, however when collectively evaluated in the first quarter of 2026 resulted in approximately $0.3 million of ACL. Other than the preceding change to the Bank's ACL policy, there were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and recovery of credit losses for loans held for investment as of and for the three and six months ended June 30, 2026.

Excluded from the estimation of the ACL as of both June 30, 2026 and December 31, 2025 were $8.6 million and $9.1 million, respectively, of accrued interest attributable to loans held for investment, which is included in accrued interest receivable on the consolidated balance sheets.

The following table presents the amortized cost of collateral-dependent loans that were individually evaluated for credit losses as of the dates stated.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$25,645	$32,719
Real estate – commercial	7,399	38,940
Real estate – residential	5,386	5,567
Total collateral-dependent loans	$38,430	$77,226

The decline in collateral-dependent loans since December 31, 2025 was primarily attributable to the aforementioned change to the Bank's ACL policy effective January 1, 2026.

Acquired Loans

As of June 30, 2026 and December 31, 2025, the amortized cost of purchased credit deteriorated ("PCD") loans totaled $29.0 million and $29.8 million, respectively, with an estimated ACL of $0.2 million as of both dates. The remaining non-credit discount on PCD loans was $1.8 million and $2.0 million as of June 30, 2026 and December 31, 2025, respectively.

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

	For the six months ended June 30,
	2026			2025
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Interest forgiven
Real estate – residential	—	$—	0.00%	1	$141	0.02%
Total interest forgiven	—	$—		1	$141

Term extension
Commercial and industrial	—	$—	0.00%	1	$2,024	0.72%
Total term extension	—	$—		1	$2,024

Payment deferral
Real estate – residential	2	$1,502	0.24%	—	$—	0.00%
Total payment deferral	2	$1,502		—	$—

Total	2	$1,502		2	$2,165

During the three months ended June 30, 2026 and 2025, no new loans were designated as TLMs.

The following tables present additional information including the financial effects of TLMs as of and for the periods stated.

	As of and for the six months ended June 30, 2026
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Real estate – residential	—	$50	$—

	As of and for the six months ended June 30, 2025
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Commercial and industrial	20	$—	$—
Real estate – residential	—	—	50

The following tables present an aging analysis of the amortized cost of loans designated as TLMs as of the dates stated.

	June 30, 2026
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$691	$331	$—	$2,080	$3,102
Real estate – commercial	490	—	—	—	490
Real estate – residential	479	—	—	1,867	2,346
Consumer	—	—	—	2	2
Total modified loans	$1,660	$331	$—	$3,949	$5,940

	December 31, 2025
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$2,270	$—	$—	$2,310	$4,580
Real estate – commercial	501	—	—	—	501
Real estate – residential	236	—	—	627	863
Consumer	—	—	—	6	6
Total modified loans	$3,007	$—	$—	$2,943	$5,950

As of June 30, 2026 and December 31, 2025, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of loans designated as TLMs that were modified in the preceding twelve months and had a payment default during the periods stated.

	As of and for the six months ended June 30,
	2026			2025
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Interest forgiveness
Real estate – residential	—	$—	0.00%	1	$141	0.02%
Total interest forgiveness	—	$—		1	141

Payment deferral
Real estate – residential	2	1,502	0.24%	1	491	0.08%
Total payment deferral	2	$1,502		1	$491

Total	2	$1,502		2	$632

OREO

As of June 30, 2026 and December 31, 2025, OREO included a property with a carrying value of $1.4 million that served as collateral for a government guaranteed loan. The guaranteed portion of the loan (90%) is owned by the U.S. Small Business Administration ("SBA"), and the Company is obligated to remit to the SBA its share of the liquidation proceeds upon the sale of the property. Accordingly, the Company recorded a $1.2 million liability, reported in other liabilities on the Company's consolidated balance sheets as of both June 30, 2026 and December 31, 2025, representing the SBA's contractual interest in the expected proceeds from the sale of the property.

As of June 30, 2026, seven residential mortgage loans with a total amortized cost of $2.8 million were in the process of foreclosure.

Note 4 – Borrowings

FHLB Borrowings

The Bank had borrowings from the FHLB totaling $150.0 million at both June 30, 2026 and December 31, 2025. The FHLB borrowings required the Bank to hold $8.9 million and $9.1 million of FHLB stock at June 30, 2026 and December 31, 2025, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At June 30, 2026 and December 31, 2025, the Bank also had letters of credit outstanding with the FHLB in the amounts of $70.1 million and $51.2 million, respectively, of which $70.0 million and $50.0 million, respectively, were for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same respective dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB.

At June 30, 2026, 1-4 family residential loans, multi-family residential loans, and commercial real estate loans classified as held for investment with a lendable value of $366.3 million and securities with a lendable value of $155.6 million were pledged for the borrowing facility with the FHLB.

At June 30, 2026 and December 31, 2025, the secured facility totaled $521.9 million and $565.5 million, respectively, based on pledged collateral. Available balances on the FHLB credit facility were $301.9 million and $364.4 million as of June 30, 2026 and December 31, 2025, respectively.

The following table presents information regarding FHLB borrowings outstanding as of both June 30, 2026 and December 31, 2025.

(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed rate credit	$50,000	3/15/2023	4.07%	3/15/2027
Fixed rate credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed rate credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$150,000

FRB Borrowings

The Company may obtain advances from the FRB through its Discount Window. Advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans. The Company had secured borrowing capacity with the FRB Discount Window of $45.3 million and $72.8 million as of June 30, 2026 and December 31, 2025, respectively, of which the Company had no outstanding advances as of either date.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank available for overnight borrowing, which totaled $10.0 million as of both June 30, 2026 and December 31, 2025. This line bears interest at the prevailing rates for such loans and is cancelable any time by the correspondent bank. As of both June 30, 2026 and December 31, 2025, the Company had no outstanding advances on this unsecured line.

Subordinated Notes

The Company had $14.7 million of subordinated notes, net, outstanding as of both June 30, 2026 and December 31, 2025. Prior to June 1, 2025, the Company's subordinated notes had been comprised of a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”), and a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On June 1, 2025, the Company completed the $15.0 million redemption of the 2030 Note. The interest rate on the 2030 Note was 6.0% up to the redemption date. Interest expense on the 2030 Note was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

On July 15, 2025, the Company completed a $10.0 million partial redemption of the 2029 Notes. As of June 30, 2026, the interest rate on the 2029 Notes, which resets quarterly, was 8.01%. As of June 30, 2026, the net carrying amount of the 2029 Notes was $14.7 million, inclusive of a $0.2 million purchase accounting adjustment (premium). For the three months ended June 30, 2026 and 2025, the effective interest rate on the 2029 Notes was 7.43% and 7.48%, respectively, inclusive of the amortization of the purchase accounting adjustment. For the six months ended June 30, 2026 and 2025, the effective interest rate on the 2029 Notes was 7.68% and 7.44%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

Subsequent to June 30, 2026, on July 15, 2026, the Company completed the redemption of the remaining balance of the 2029 Notes.

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

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	June 30, 2026
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$177,800	$—	$177,800	$—
U.S. Treasury and agencies	69,401	—	69,401	—
State and municipals	42,911	—	42,911	—
Corporate bonds	26,904	—	26,404	500
Total securities available for sale	$317,016	$—	$316,516	$500
Other assets
Rabbi trust assets	$712	$712	$—	$—
Interest rate swap asset	209	—	209	—
Other liabilities
Deferred compensation plan	$712	$712	$—	$—
Interest rate swap liability	235	—	235	—

	December 31, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$185,087	$—	$185,087	$—
U.S. Treasury and agencies	72,538	—	72,538	—
State and municipals	44,484	—	44,484	—
Corporate bonds	30,819	—	30,819	—
Total securities available for sale	$332,928	$—	$332,928	$—
Other assets
Rabbi trust assets	$682	$682	$—	$—
Interest rate swap asset	613	—	613	—
Other liabilities
Deferred compensation plan	$682	$682	$—	$—
Interest rate swap liability	654	—	654	—

As of December 31, 2025, there were no securities reported as Level 3 assets in the fair value hierarchy. During the second quarter of 2026, one security transferred from Level 2 to Level 3 as there was no observable market price for a similar investment. As of June 30, 2026, one corporate bond totaling $500 thousand was reported at its amortized cost and as a Level 3 asset in the fair value hierarchy.

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	June 30, 2026
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,999	$—	$1,993	$3,006
Collateral-dependent loans	10,140	—	—	10,140
OREO	1,601	—	—	1,601

	December 31, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,910	$—	$1,904	$3,006
Collateral-dependent loans	1,919	—	—	1,919
Loans held for sale	14,769	—	14,769	—
OREO	1,683	—	—	1,683

The following tables present quantitative information about Level 3 fair value measurements of assets measured on a nonrecurring basis as of the dates stated.

(Dollars in thousands)	Balance as of June 30, 2026	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	10,140	Selling Costs	5% - 10%
		Discount Rate	10%
OREO
Discounted appraised value technique	1,379	Selling Costs	7%
Discounted cash flows technique	222	Discount Rate	20%

(Dollars in thousands)	Balance as of December 31, 2025	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	1,919	Selling Costs	5%
OREO
Discounted appraised value technique	1,461	Selling Costs	7%
Discounted cash flows technique	222	Discount Rate	20%

Fair values for collateral-dependent loans are generally based on third-party appraisals of the underlying collateral, adjusted for estimated selling costs and other factors considered appropriate by management. Such adjustments may include discount rates applied to the appraised fair value to reflect management’s estimate of the realizable value of the underlying collateral. These adjustments represent significant unobservable inputs and, accordingly, the resulting fair value measurements are classified within Level 3 of the fair value hierarchy.

The following tables present the estimated fair values, related carrying amounts, and valuation level of financial instruments as of the dates stated.

	June 30, 2026
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$61,691	$61,691	$61,691	$—	$—
Federal funds sold	2,353	2,353	2,353	—	—
Securities available for sale	317,016	317,016	—	316,516	500
Restricted equity investments	16,784	16,784	—	16,784	—
Other equity investments	4,999	4,999	—	1,993	3,006
Other investments	17,991	17,991	—	—	17,991
Loans held for investment, net	1,831,422	1,789,370	—	—	1,789,370
Accrued interest receivable	10,140	10,140	—	10,140	—
Financial Liabilities
Noninterest-bearing demand	$396,284	$396,284	$396,284	$—	$—
Interest-bearing demand and money market	592,450	592,450	—	592,450	—
Savings	101,702	101,702	—	101,702	—
Time	771,897	771,505	—	771,505	—
FHLB borrowings	150,000	151,157	—	151,157	—
Subordinated notes, net	14,688	13,914	—	—	13,914

	December 31, 2025
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$115,949	$115,949	$115,949	$—	$—
Federal funds sold	1,851	1,851	1,851	—	—
Securities available for sale	332,928	332,928	—	332,928	—
Restricted equity investments	19,016	19,016	—	19,016	—
Other equity investments	4,910	4,910	—	1,904	3,006
Other investments	20,781	20,781	—	—	20,781
Loans held for sale	14,769	14,769	—	14,769	—
Loans held for investment, net	1,846,273	1,786,730	—	—	1,786,730
Accrued interest receivable	10,787	10,787	—	10,787	—
Financial Liabilities
Noninterest-bearing demand	$398,541	$398,541	$398,541	$—	$—
Interest-bearing demand and money market	612,648	612,648	—	612,648	—
Savings	100,346	100,346	—	100,346	—
Time	799,627	802,308	—	802,308	—
FHLB borrowings	150,000	150,116	—	150,116	—
Subordinated notes, net	14,716	13,905	—	—	13,905

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

Pursuant to the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks, banks must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios for all ratios, except the tier 1 leverage ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Federal and state banking regulations may place certain restrictions on dividends paid by the Company.

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

The Company adopted Accounting Standards Codification ("ASC") 326, Financial Instruments - Credit Losses (referred to herein as "current expected credit losses" or "CECL") effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings (the "CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital was 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report. The CECL Transitional Amount was $8.1 million and was fully phased in the first quarter of 2026 as a reduction to the regulatory capital amounts and ratios. The full $8.1 million reduction is reflected as of June 30, 2026, compared to a $6.1 million reduction as of December 31, 2025.

The following tables present the capital ratios to which the Bank is subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable.

	June 30, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$287,818	16.36%	$184,724	10.50%	$175,928	10.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$265,805	15.10%	$149,625	8.50%	$140,824	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$265,805	15.10%	$123,221	7.00%	$114,419	6.50%
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$265,805	11.23%	$94,677	4.00%	$118,346	5.00%

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,784	19.16%	$186,188	10.50%	$177,322	10.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$150,724	8.50%	$141,858	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$124,125	7.00%	$115,259	6.50%
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$322,320	13.04%	$98,859	4.00%	$123,574	5.00%

The decline in the Bank's capital amounts and capital ratios from December 31, 2025 was primarily attributable to the special cash dividend declared on March 30, 2026.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, the Company had outstanding loan commitments of $285.5 million and $247.2 million, respectively. Of these amounts, $35.7 million and $35.2 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2026 and December 31, 2025, commitments under outstanding financial stand-by letters of credit totaled $9.7 million and $6.3 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three and six months ended June 30, 2026, the Company recorded a $0.6 million provision for credit losses for unfunded commitments due to an increase in committed but unfunded lines of credit to commercial construction borrowers. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $1.4 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At June 30, 2026 and December 31, 2025, the Company had future commitments outstanding totaling $4.6 million and $4.9 million, respectively, related to these investments.

Note 8 – Stock-Based Compensation

The Company has granted time-based restricted stock awards (“time-based RSAs”) to employees and directors, and performance-based restricted stock awards (“PSAs”) to employees, under equity incentive plans that have been approved by the Company's shareholders. Time-based RSAs are measured at grant-date fair value, based on the market price of the Company's common stock on the grant date, and the related compensation expense is recognized on a straight-line basis over the requisite service period, which is generally three years. Time-based RSAs carry voting rights and nonforfeitable rights to dividends. PSAs vest at the end of a specified performance period contingent upon the Company's achievement of financial performance goals. Compensation expense for PSAs is recognized over the performance period when achievement of the performance condition is considered probable, with periodic adjustments made as necessary. The performance goals for PSAs are generally based on a profitability measure for the Company, as established by the Company's board of directors or a committee thereof. PSAs carry voting rights and rights to dividends that are paid only if and when the PSAs vest.

Stock-based compensation expense, reported as a component of salaries and employee benefits in the consolidated statements of operations, was $0 and $0.2 million for the three and six months ended June 30, 2026, respectively, compared to $2.2 million and $2.4 million for the three and six months ended June 30, 2025, respectively.

Total unrecognized compensation expense related to time-based RSAs and PSAs as of June 30, 2026 totaled $1.9 million. The ultimate amount of expense recognized is dependent upon the achievement of performance goals, which are generally established for specific fiscal years.

The following table presents the activity in time-based RSAs and PSAs as of and for the periods stated.

	Time-based RSAs		PSAs
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Shares unvested and outstanding, December 31, 2025	469,920	$3.44	3,453,259	$3.62
Canceled (1)	—	—	(680,000)	3.54
Granted	19,779	4.11	680,000	3.95
Vested (2)	(179,663)	3.69	(566,668)	3.54
Forfeited (3)	(108,219)	2.97	(1,794,478)	3.69
Shares unvested and outstanding, June 30, 2026	201,817	$3.54	1,092,113	$3.84

(1) Canceled shares were the result of plan limitations and/or award design.
(2) Of vested shares, shares totaling 141,149 were withheld as payment of taxes for the six months ended June 30, 2026.
(3) Unvested shares were forfeited upon separation of service or due to not meeting performance condition(s).

Note 9 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS"), the weighted average number of shares outstanding used in computing EPS, the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated, and the weighted average number of securities excluded from the computation of diluted EPS because their effects would have been anti-dilutive. As a result of the net loss reported for both the three and six months ended June 30, 2026, all weighted average potentially dilutive securities have been excluded from the calculation of diluted EPS.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net (loss) income	$(1,295)	$1,296	$(459)	$862

Weighted average common shares outstanding, basic	88,493,894	88,257,659	88,418,928	87,136,670
Potentially dilutive securities
PSAs	—	324,684	—	173,876
Warrants	—	7,321,046	—	7,759,807
Weighted average common shares outstanding, dilutive	88,493,894	95,903,389	88,418,928	95,070,353

Basic and diluted earnings (loss) per common share	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average anti-dilutive securities excluded from diluted EPS
PSAs	649,182	1,570,384	524,535	829,134
Stock options	18,058	19,933	18,566	22,363
Warrants	24,208,396	—	24,263,890	—
Total weighted average anti-dilutive securities	24,875,636	1,590,317	24,806,991	851,497

Note 10 – Segment Reporting

Until March 2025, the Company operated through three reportable business segments: bank and financial group (formerly referred to as commercial banking), holding company activities, and mortgage banking. The bank and financial group business segment originates loans to and generates deposits from individuals and businesses and offers a broad range of financial services to its customers. Holding company or parent level activities are primarily associated with investments, borrowings, and certain noninterest expenses. The mortgage banking segment was sold in March 2025. As a result of the disposition, the remaining business segments were aggregated and reported in total to the Company's Chief Operating Decision Maker (the "CODM"). The CODM now evaluates performance on a Company-wide basis.

The CODM evaluates the Company's performance based on net income (loss) and other measures of profitability, in order to evaluate staffing levels, assess resources for allocation to projects, and makes informed decisions on whether the Company's activities should be modified to align with the Company’s overall near- and long-term strategies. The CODM is regularly provided with revenue and expense information at a level consistent with that disclosed in the Company's consolidated statements of operations.

Note 11 – Legal Matters

In the ordinary course of operations, the Company is party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate and excluding those noted below, will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

On December 20, 2024, a former Deputy Bank Secrecy Act Officer and manager at the Bank filed suit against the Company and the Company’s and the Bank’s Chief Executive Officer, in the Circuit Court of the City of Richmond (Virginia) alleging that she was retaliated against and constructively discharged in violation of the Virginia Whistleblower Protection Act, Va. Code § 40.1-27.3, and Bowman v. State Bank of Keysville, 331 S.E.2d 797 (Va. 1985). On December 30, 2024, the Company removed the matter to the United States District Court for the Eastern District of Virginia, where it subsequently filed a motion to dismiss. On July 18, 2025, the court granted the Company’s motion to dismiss. The case caption in the district court is Porter v. Blue Ridge Bankshares, Inc. (No. 3:24-cv-909 (E.D. Va.)) (the "Porter Case"). On August 15, 2025, the plaintiff appealed the dismissal of her claims to the U.S. Court of Appeals for the Fourth Circuit, Case No. 25-1970, asserting various violations of law. On August 7, 2026, the U.S. Court of Appeals for the Fourth Circuit affirmed the dismissal of Porter’s claims at the District Court level. Absent an unlikely appeal to the Supreme Court of the United States, this extinguishes Porter’s claims with prejudice.

Note 12 – Subsequent Events

Subsequent to June 30, 2026, a commercial borrower with loans outstanding totaling $11.4 million reported that its business had ceased operations. The subject loans were on nonaccrual status as of June 30, 2026, and the Company had established a specific reserve for the loans based on management's estimate of expected credit losses. Management evaluated this subsequent development in accordance with the subsequent events guidance in ASC 855, Subsequent Events, and concluded that this event provided further evidence of conditions that existed as of June 30, 2026. Accordingly, the Company revised its estimate of expected credit losses resulting in a specific reserve of $2.9 million, which has been reflected in the Company's consolidated financial results herein as of and for three and six months ended June 30, 2026.

On July 15, 2026, the Company redeemed the remainder of the 2029 Notes totaling $14.7 million, inclusive of a $0.2 million purchase accounting adjustment (premium), plus accrued and unpaid interest of $0.3 million. Upon the completion of this redemption, the Company had no outstanding subordinated notes.

On August 7, 2026, the U.S. Court of Appeals for the Fourth Circuit affirmed the dismissal of the plaintiff's claims in the Porter Case.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company's operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations for the balance of 2026, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

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

Special Cash Dividend and Warrants

On March 30, 2026, the Company announced a special cash dividend of $0.60 per share of the Company's common stock totaling approximately $54.1 million, of which $53.2 million was paid on April 27, 2026 to shareholders of record as of the close of business on April 13, 2026.

On March 30, 2026, the Company announced that the holders of outstanding warrants to purchase the Company's common stock (the "Warrants") representing a majority of shares of common stock underlying such Warrants approved an amendment and restatement of the Warrants (the "Warrant Amendment"). Pursuant to the Warrant Amendment, in connection with certain cash distributions to holders of the Company's common stock while the Warrants are outstanding, the per share exercise price of each Warrant is reduced by the per share dividend amount in lieu of cash distributions to Warrant holders, including the special cash dividends of $0.25 per share paid in November 2025 and $0.60 per share paid in April 2026. As a result, the previously accrued $6.1 million (for dividends to be paid upon exercise of the Warrants) was reversed in the first quarter of 2026, and, upon execution of the amended and restated Warrants, the strike price of the Warrants reduces to $1.65 per common share.

The table below presents information pertaining to the Warrants as of and for the periods stated.

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2025	21,895,999	2,424,000	24,319,999
Warrants exercised	—	—	—
Balance, March 31, 2026	21,895,999	2,424,000	24,319,999
Warrants exercised	(204,000)	—	(204,000)
Balance, June 30, 2026	21,691,999	2,424,000	24,115,999
Remaining exercise term (years) as of June 30, 2026	2.76	2.95

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2024	29,027,999	2,424,000	31,451,999
Warrants exercised	(2,762,000)	—	(2,762,000)
Balance, March 31, 2025	26,265,999	2,424,000	28,689,999
Warrants exercised	(1,016,000)	—	(1,016,000)
Balance, June 30, 2025	25,249,999	2,424,000	27,673,999

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

Comparison of Financial Condition as of June 30, 2026 and December 31, 2025

Total assets were $2.33 billion as of June 30, 2026, a decrease of $105.3 million from $2.43 billion as of December 31, 2025. Approximately half of this decrease was attributable to a decrease in cash and due from banks ($54.3 million), while the remainder was due to decreases in securities available for sale ($15.9 million), loans held for sale ($14.8 million) and loans held for investment ($12.3 million). Cash and due from banks declined due to the special cash dividend paid of $53.2 million and the reduction of brokered time deposits of approximately $52.9 million. The decline in available for sale securities was due to bonds called or matured ($9.6 million) and portfolio amortization ($16.4 million), partially offset by bond purchases ($11.1 million).

Included in the reduction of loans held for investment in the first half of 2026 were payoffs and paydowns of $32.2 million of out-of-market loans. The decline in loans held for sale reflected the Company's complete exit from its indirect fintech lending activities in the first quarter of 2026. The allowance for credit losses ("ACL") was $22.0 million and $19.4 million as of June 30, 2026 and December 31, 2025, respectively. The increase since year-end primarily reflects the addition of specific reserves for out-of-market loans. Loans held for investment increased $19.6 million during the second quarter of 2026, primarily driven by growth in commercial and residential mortgage loans.

During the second quarter of 2026, the Company partnered with a third-party residential mortgage originator, whereby the Company purchases adjustable-rate mortgage loans originated generally within its market area. Purchases under this program totaled $17.3 million during the second quarter of 2026, inclusive of purchase premiums. This program provides a primary mortgage product to the Company's consumer customers.

Total deposits were $1.86 billion as of June 30, 2026, a net decrease of $48.8 million from December 31, 2025. The decline in the first half of 2026 was primarily due to a $52.9 million decrease in brokered time deposits. Excluding the decline in brokered deposits, deposits increased $4.1 million in the first half of 2026.

Total stockholders’ equity decreased by $48.3 million to $275.4 million as of June 30, 2026, from $323.7 million at December 31, 2025, primarily due to the special cash dividend ($54.1 million) announced March 30, 2026, partially offset by a $6.1 million reversal of accrued dividends due to the aforementioned Warrant Amendment.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

For the three months ended June 30, 2026, the Company reported a net loss of $1.3 million, or ($0.01) per diluted common share, compared to net income of $1.3 million, or $0.01 per diluted common share, for the same period of 2025. Net loss for the three months ended June 30, 2026 included an after-tax $3.2 million provision for credit losses, compared to an after-tax benefit for recovery of credit losses of $0.5 million for the same period of 2025. Loans from a single out-of-market relationship originated prior to 2024 were placed on nonaccrual at June 30, 2026, and a reserve was established for the loans in the amount of $2.9 million ($2.3 million after tax). Net loss for the three months ended June 30, 2026 also included $0.3 million of after-tax expenses related to severance, compared to $0.2 million for the same period of 2025. Severance expenses include amounts associated with previously-announced executive officer transitions. The 2025 period also included an after-tax benefit of $1.0 million from the recovery of non-credit related amounts reserved for in the prior year, as the Company concluded outstanding exit activities with a former fintech banking-as-a-service (“BaaS”) partner.

For the six months ended June 30, 2026, the Company reported a net loss of $0.5 million, or ($0.01) per diluted common share, compared to net income of $0.9 million, or $0.01 per diluted common share, for the same period of 2025. Net loss for the six months ended June 30, 2026 included after-tax severance expenses of $1.7 million, while net income for the six months ended June 30, 2025 included after-tax severance costs of $0.8 million.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets less the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet size, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. Net interest income for the three and six months ended June 30, 2026 was $16.5 million and $33.4 million, respectively, a decline of $3.3 million and $5.4 million from the same respective periods in 2025, primarily due to declines in average loan balances.

The following table presents the average balance sheets for the three months ended June 30, 2026 and 2025. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended June 30,
	2026			2025			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$334,805	$2,486	2.97%	$336,749	$2,574	3.06%	$(88)	$(15)	$(73)
Tax-exempt securities (3)	12,021	98	3.26%	12,346	82	2.66%	16	(2)	18
Total securities	346,826	2,584	2.98%	349,095	2,656	3.04%	(72)	(17)	(55)
Interest-earning deposits in other banks	99,998	882	3.53%	127,656	1,359	4.26%	(477)	(294)	(183)
Federal funds sold	2,278	21	3.69%	860	10	4.65%	11	16	(5)
Loans held for sale	—	—	—	24,150	1,394	23.09%	(1,394)	(1,394)	—
Loans held for investment (4,5,6)	1,831,788	25,381	5.54%	2,024,075	29,336	5.80%	(3,955)	(2,787)	(1,168)
Total average interest-earning assets	2,280,890	28,868	5.06%	2,525,836	34,755	5.50%	(5,887)	(4,476)	(1,411)
Less: allowance for credit losses	(19,176)			(23,091)
Total noninterest-earning assets	106,058			128,153
Total average assets	$2,367,772			$2,630,898
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$686,784	$3,001	1.75%	$729,730	$3,162	1.73%	$(161)	$(186)	$25
Time (7)	797,851	7,582	3.80%	905,453	9,640	4.26%	(2,058)	(1,146)	(912)
Total interest-bearing deposits	1,484,635	10,583	2.85%	1,635,183	12,802	3.13%	(2,219)	(1,332)	(887)
FHLB borrowings	150,000	1,447	3.86%	150,000	1,447	3.86%	—	—	—
Subordinated notes and other borrowings (8)	14,697	273	7.43%	34,553	646	7.48%	(373)	(371)	(2)
Total average interest-bearing liabilities	1,649,332	12,303	2.98%	1,819,736	14,895	3.27%	(2,592)	(1,703)	(889)
Noninterest-bearing demand deposits	396,280			441,422
Other noninterest-bearing liabilities	44,224			30,609
Stockholders' equity	277,936			339,131
Total average liabilities and stockholders’ equity	$2,367,772			$2,630,898
Net interest income and margin (9)		$16,565	2.91%		$19,860	3.15%	$(3,295)	$(2,773)	$(522)
Cost of funds (10)			2.41%			2.63%
Net interest spread (11)			2.08%			2.23%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21.96% and 22.32% income tax rate for the three months ended June 30, 2026 and 2025, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $147 thousand and $370 thousand for the three months ended June 30, 2026 and 2025, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $0 and $25 thousand for the three months ended June 30, 2026 and 2025, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $14 thousand and $25 thousand for the three months ended June 30, 2026 and 2025, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average balances of interest-earning assets decreased $244.9 million to $2.28 billion for the three months ended June 30, 2026, compared to $2.53 billion for the same period of 2025. This decrease reflected lower average balances of loans held for investment and loans held for sale, reflective of the Company's efforts to selectively reduce its portfolio of out-of-market loans and its exit from its indirect fintech lending partnerships. The yield on average loans held for investment was 5.54% and 5.80% for the second quarters of 2026 and 2025, respectively. The decline in yield on loans held for investment was primarily due to a decline in higher yielding out-of-market loans and lower accretion of discounts on acquired loans. Accretion of discounts on acquired loans had a three and seven basis point positive effect on yield on loans held for investment for the respective periods. The exit of fintech lending operations, represented by loans held for sale, also had a unfavorable effect on yields on interest-earning assets.

Average balances of interest-bearing liabilities decreased $170.4 million to $1.65 billion for the three months ended June 30, 2026, compared to $1.82 billion for the same period of 2025. The decrease was primarily due to a $118.7 million reduction of average balances of brokered deposits, reported in time deposits, and a $19.9 million reduction in average borrowings due to the Company's redemption of a portion of its subordinated notes in the late second and early third quarters of 2025.

Cost of deposits was 2.25% for the three months ended June 30, 2026, compared to 2.47% for the same period of 2025, while cost of funds was 2.41% and 2.63%, for the respective periods. Lower cost of deposits and funds in the second quarter of 2026 relative to the year-ago period were primarily due to the reduction in average balances of higher cost brokered deposits paid off upon maturity and the partial redemption of the Company's subordinated notes. Cost of deposits, excluding brokered deposits, was 1.97% for the second quarter of 2026 compared to 2.05% for the second quarter of 2025.

Net interest income (on a taxable equivalent basis) for the three months ended June 30, 2026 was $16.6 million compared to $19.9 million for the same period in 2025. Interest income declined $5.9 million to $28.9 million for the three months ended June 30, 2026, primarily due to the decline in average balances of loans held for investment, loans held for sale, and interest-earning deposits in other banks, which collectively declined $244.1 million from the three months ended June 30, 2025. Interest expense declined $2.6 million to $12.3 million for the three months ended June 30, 2026, largely driven by lower average balances of brokered deposits, which declined $118.7 million from the same period of 2025. Net interest margin was 2.91% and 3.15% for the second quarters of 2026 and 2025, respectively.

The following table presents the average balance sheets for the six months ended June 30, 2026 and 2025. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the six months ended June 30,
	2026			2025			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$339,267	$5,018	2.96%	$330,945	$4,994	3.02%	$24	$126	$(102)
Tax-exempt securities (3)	12,048	191	3.17%	12,410	163	2.63%	28	(5)	33
Total securities	351,315	5,209	2.97%	343,355	5,157	3.00%	52	121	(69)
Interest-earning deposits in other banks	113,051	1,945	3.44%	145,116	3,057	4.21%	(1,112)	(675)	(437)
Federal funds sold	1,812	33	3.64%	1,121	25	4.46%	8	15	(7)
Loans held for sale	2,333	319	27.35%	26,788	2,760	20.61%	(2,441)	(2,520)	79
Loans held for investment (4,5,6)	1,839,121	50,771	5.52%	2,056,638	59,124	5.75%	(8,353)	(6,253)	(2,100)
Total average interest-earning assets	2,307,632	58,277	5.05%	2,573,018	70,123	5.45%	(11,846)	(9,312)	(2,534)
Less: allowance for credit losses	(19,223)			(22,920)
Total noninterest-earning assets	107,068			125,957
Total average assets	$2,395,477			$2,676,055
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$693,565	$6,036	1.74%	$724,909	$6,512	1.80%	$(476)	$(282)	$(194)
Time (7)	802,868	15,307	3.81%	947,238	20,482	4.32%	(5,175)	(3,122)	(2,053)
Total interest-bearing deposits	1,496,433	21,343	2.85%	1,672,147	26,994	3.23%	(5,651)	(3,403)	(2,248)
FHLB borrowings	150,000	2,879	3.84%	150,000	2,879	3.84%	—	—	—
Subordinated notes and other borrowings (8)	14,705	564	7.68%	37,159	1,382	7.44%	(818)	(835)	18
Total average interest-bearing liabilities	1,661,138	24,786	2.98%	1,859,306	31,255	3.36%	(6,469)	(4,238)	(2,230)
Noninterest-bearing demand deposits	392,313			449,743
Other noninterest-bearing liabilities	40,991			29,210
Stockholders' equity	301,035			337,796
Total average liabilities and stockholders’ equity	$2,395,477			$2,676,055
Net interest income and margin (9)		$33,491	2.90%		$38,868	3.02%	$(5,377)	$(5,074)	$(304)
Cost of funds (10)			2.41%			2.71%
Net interest spread (11)			2.07%			2.09%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21.96% and 22.32% income tax rate for the six months ended June 30, 2026 and 2025, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $311 thousand and $736 thousand for the six months ended June 30, 2026 and 2025, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $1 thousand and $60 thousand for the six months ended June 30, 2026 and 2025, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $28 thousand and $49 thousand for the six months ended June 30, 2026 and 2025, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by total interest-bearing liabilities and non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $2.31 billion for the six months ended June 30, 2026, compared to $2.57 billion for the same period of 2025, a $265.4 million decrease. This decrease was primarily due to declines in average balances of loans held for investment and loans held for sale, which decreased $217.5 million and $24.5 million, respectively, reflective of the Company's efforts to selectively reduce its portfolio of out-of-market loans and its exit from its indirect fintech lending partnerships. Total interest income (on a taxable equivalent basis) decreased $11.8 million for the six months ended June 30, 2026 from the same period of 2025, primarily due to loan portfolio reductions, while the yield on interest-earning assets declined 40 basis points. The yield on average loans held for investment was 5.52% and 5.75% for the first halves of 2026 and 2025, respectively. The decline in yield on loans held for investment was primarily due to a decline in higher yielding out-of-market loans and lower accretion of discounts on acquired loans. Accretion of discounts on acquired loans had a three and seven basis point positive effect on yield on loans held for investment for the same respective periods.

Average interest-bearing liabilities were $1.66 billion for the six months ended June 30, 2026 compared to $1.86 billion for the same period of 2025, a $198.2 million decrease. Interest expense decreased by $6.5 million to $24.8 million for the six months ended June 30, 2026, compared to the same period of 2025.

Cost of deposits was 2.26% for the six months ended June 30, 2026, compared to 2.54% for the same period of 2025, while cost of funds decreased to 2.41% for the first half of 2026 from 2.71% for the first half of 2025. Lower cost of deposits and funds in the 2026 period was primarily the result of the payoff of higher cost brokered time deposits at maturity. Cost of deposits, excluding brokered deposits, was 1.97% for the first half of 2026 compared to 2.12% for the same period of 2025.

Net interest income (on a taxable equivalent basis) was $33.5 million for the six months ended June 30, 2026, compared to $38.9 million for the same period in 2025. Net interest margin was 2.90% and 3.02% for the first halves of 2026 and 2025, respectively.

Provision for (Recovery of) Credit Losses. A provision for credit losses on loans of $3.5 million was reported for the three months ended June 30, 2026, whereas a recovery of credit losses on loans of $0.7 million was reported for the three months ended June 30, 2025. The provision for credit losses on loans for the second quarter of 2026 was primarily due to additions to specific loan reserves, net loan charge-offs, and loan portfolio growth of $19.6 million for the quarter. The provision for credit losses on loans for the 2026 period included a $2.9 million reserve established for loans associated with a single out-of-market relationship originated prior to 2024. The recovery of credit losses on loans for the second quarter of 2025 was primarily due to loan portfolio reductions.

A provision for credit losses on loans of $2.9 million and a recovery of credit losses on loans of $0.7 million were reported for the six months ended June 30, 2026 and 2025, respectively.

A provision for credit losses on unfunded commitments was $0.6 million for the three and six months ended June 30, 2026. The second quarter of 2026 provision was due to an increase in committed but unfunded lines of credit to commercial construction borrowers. There was no provision for credit losses on unfunded commitments in the same respective periods of 2025.

Noninterest Income. The following tables present a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	Change $	Change %
Service charges on deposit accounts	$642	$721	$(79)	(11.0%)
Bank and purchase card interchange income, net	620	626	(6)	(1.0%)
Wealth and trust management fees	520	409	111	27.1%
Residential mortgage banking income	—	117	(117)	(100.0%)
Loss on sale of securities available for sale	(123)	—	(123)	(100.0%)
Other	111	1,371	(1,260)	(91.9%)
Total noninterest income	$1,770	$3,244	$(1,474)	(45.4%)

	For the six months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	Change $	Change %
Service charges on deposit accounts	$1,274	$1,178	$96	8.1%
Bank and purchase card interchange income, net	1,165	1,193	(28)	(2.3%)
Wealth and trust management fees	984	863	121	14.0%
Residential mortgage banking income	—	841	(841)	(100.0%)
Loss on sale of securities available for sale	(123)	—	(123)	100.0%
Other	818	2,241	(1,423)	(63.5%)
Total noninterest income	$4,118	$6,316	$(2,198)	(34.8%)

The declines in residential mortgage banking income for the 2026 periods compared to the 2025 periods were attributable to the sale of the Company's mortgage division in the first quarter of 2025. The declines in other noninterest income for the comparative periods were primarily the result of the $0.6 million loss recognized in the second quarter of 2026 upon the liquidation of an equity method investment made in 2022, the Company's exit from fintech indirect lending in the first quarter of 2026, and the receipt of proceeds heldback from the 2024 sale of mortgage servicing rights.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	Change $	Change %
Salaries and employee benefits	$9,028	$13,000	$(3,972)	(30.6%)
Occupancy and equipment	1,062	1,129	(67)	(5.9%)
Technology and communication	1,916	2,565	(649)	(25.3%)
Legal and regulatory filings	477	395	82	20.8%
Advertising and marketing	423	128	295	230.5%
Audit fees	226	459	(233)	(50.8%)
FDIC insurance	318	1,027	(709)	(69.0%)
Intangible amortization	191	234	(43)	(18.4%)
Other contractual services	344	433	(89)	(20.6%)
Other taxes and assessments	842	955	(113)	(11.8%)
Other	1,064	1,684	(620)	(36.8%)
Total noninterest expense	$15,891	$22,009	$(6,118)	(27.8%)

	For the six months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	Change $	Change %
Salaries and employee benefits	$20,085	$25,610	$(5,525)	(21.6%)
Occupancy and equipment	2,301	2,510	(209)	(8.3%)
Technology and communication	3,903	5,349	(1,446)	(27.0%)
Legal and regulatory filings	1,059	834	225	27.0%
Advertising and marketing	1,188	319	869	272.4%
Audit fees	481	1,037	(556)	(53.6%)
FDIC insurance	738	2,124	(1,386)	(65.3%)
Intangible amortization	393	478	(85)	(17.8%)
Other contractual services	546	1,028	(482)	(46.9%)
Other taxes and assessments	1,670	1,876	(206)	(11.0%)
Other	2,268	3,795	(1,527)	(40.2%)
Total noninterest expense	$34,632	$44,960	$(10,328)	(23.0%)

As the Company transitioned to a more traditional community banking model and remediated the requirements under the consent order with the Bank's primary regulator, which was terminated in the fourth quarter of 2025, the number of employees decreased from 442 as of December 31, 2024, to 302 as of December 31, 2025, and to 269 as of June 30, 2026, or by 39% and 11%, respectively. As a result, the Company reported lower expenses for salaries and employee benefits and technology and communication costs. Included in salaries and employee benefits expense for the three and six months ended June 30, 2026 were severance costs of $0.4 million and $2.1 million, respectively, compared to $0.3 million and $1.0 million for the same respective periods of 2025. Higher advertising and marketing expenses for the 2026 periods compared to the 2025 periods were the result of marketing campaigns designed to drive growth, which launched in the second half of 2025. The decline in Federal Deposit Insurance Corporation ("FDIC") insurance premiums primarily reflected lower assessment rates for the 2026 periods relative to the 2025 periods. The declines in other noninterest expense during the 2026 periods relative to the 2025 periods were primarily due to lower third-party loan servicing costs and losses on the repurchase of loans previously sold.

Income Tax Expense. For the three and six months ended June 30, 2026, the effective income tax rates were 20.5% and 10.9%, respectively, compared to 27.0% and 2.8% for the three and six months ended June 30, 2025, respectively. The effective income tax rate for the first half of 2026 was primarily a result of the Company's marginal pre-tax loss in the period, while the effective income tax rate for the second quarter of 2025 was primarily driven by the potential elimination of deductibility of compensation costs in future taxable periods. The effective income tax rate for the six months ended June 30, 2025 included the effect of a $0.3 million favorable adjustment related to a change in the state tax rate applied to the accumulated unrealized loss on the available for sale securities portfolio.

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

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$276,589	14.9%	$282,745	15.2%
Real estate – construction, commercial	54,611	2.9%	51,738	2.8%
Real estate – construction, residential	28,844	1.6%	31,772	1.7%
Real estate – commercial	823,378	44.5%	824,721	44.2%
Real estate – residential	636,830	34.4%	636,743	34.2%
Real estate – farmland	4,368	0.2%	4,580	0.2%
Consumer	27,383	1.5%	32,213	1.7%
Gross loans held for investment	1,852,003	100.0%	1,864,512	100.0%
Deferred costs, net of loan fees	1,458		1,205
Gross loans held for investment, net of deferred costs	1,853,461		1,865,717
Less: allowance for credit losses	(22,039)		(19,444)
Net loans	$1,831,422		$1,846,273
Loans held for sale (not included in totals above)	$—		$14,769

The Company has pledged certain qualifying loans as collateral for borrowing facilities. Commercial and residential mortgages totaling $637.0 million and $695.1 million were pledged with the Federal Home Loan Bank of Atlanta ("FHLB") as of June 30, 2026 and December 31, 2025, respectively. Construction and commercial and industrial loans totaling $45.3 million and $72.8 million as of June 30, 2026 and December 31, 2025, respectively, were pledged with the Federal Reserve Bank of Richmond (“FRB”) Discount Window.

The following table presents the Company’s portfolio of commercial real estate loans by property type as of the dates stated.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate – owner occupied	$172,904	21.0%	$166,683	20.2%
Commercial real estate – non-owner occupied
Hospitality	153,105	18.6%	154,077	18.7%
Multi-family	204,847	24.9%	217,130	26.3%
Retail	92,245	11.2%	94,821	11.5%
Office	57,815	7.0%	55,650	6.7%
Mixed use	47,009	5.7%	42,886	5.2%
Warehouse and industrial	39,422	4.8%	40,136	4.9%
Other	56,031	6.8%	53,338	6.5%
Total real estate – commercial	$823,378	100.0%	$824,721	100.0%

While the Federal Reserve has reduced the target Fed Funds rate by 175 basis points from a recent peak, the current lending environment for commercial real estate (“CRE”) loans has heightened risk due to a higher interest rate environment than had existed when the Company's loans may have been originated. Potential negative impacts may include higher debt service burdens for floating rate loans and fixed rate loans originated in a lower rate environment that reprice or mature, requiring renewal or refinancing. As these loans mature, they may be repriced at higher interest rates leading to increased debt service costs that can strain borrowers' ability to meet payment obligations. In some cases, the higher cost of refinancing may lead to loan defaults, particularly if property cash flows have not increased relatively.

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

The Bank’s credit administration department led by the Chief Risk Officer and Chief Credit Officer performs periodic analyses of emerging trends by geography and property type where the Bank has larger concentrations by CRE property type. These analyses include all real estate property types and geographic markets represented in the loan portfolio and are provided to the Bank's board of directors to assess whether the CRE lending strategy and risk appetite continue to be appropriate, considering changes in local market conditions and the Bank’s exposure to collateral type concentrations. Also, concentration limits by real estate collateral type are approved and monitored by the Bank's board of directors. As of June 30, 2026, the Bank was in compliance with board approved limits.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2026. Loans shown in the one year or less column are term loans that have a stated maturity date within twelve months. Variable rate loans reprice at various intervals (monthly or quarterly) and the rate is tied to a published index such as the Fed Prime rate, U.S. Treasury bond indices, or the Secured Overnight Funding Rate.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$276,589	$43,163	$127,097	$97,546	$18,876	$10,675	$106,329	$40,771	$47,355	$18,203
Real estate – construction, commercial	54,611	8,436	37,937	30,119	3,528	4,290	8,238	7,668	570	—
Real estate – construction, residential	28,844	20,858	1,547	1,228	7	312	6,439	5,194	—	1,245
Real estate – commercial	823,378	134,733	403,031	107,393	126,237	169,401	285,614	200,362	78,245	7,007
Real estate – residential	636,830	14,094	373,932	31,383	62,137	280,412	248,804	36,750	24,834	187,220
Real estate – farmland	4,368	1,536	1,769	—	1,504	265	1,063	260	110	693
Consumer	27,383	1,719	3,957	3,930	27	—	21,707	19,349	2,358	—
Gross loans	$1,852,003	$224,539	$949,270	$271,599	$212,316	$465,355	$678,194	$310,354	$153,472	$214,368

Allowance for Credit Losses. In determining the adequacy of the Company’s ACL, management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of June 30, 2026 and December 31, 2025. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, and changes in the circumstances of particular borrowers are criteria, among others that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following tables present an analysis of the change in the ACL by loan type as of and for the periods stated.

	For the three months ended June 30, 2026
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$3,846	$655	$208	$6,276	$7,602	$12	$585	$19,184
Provision for (recovery of) credit losses - loans	3,365	175	46	9	(307)	(1)	213	3,500
Charge-offs	(1,845)	—	(15)	(304)	(132)	—	(381)	(2,677)
Recoveries	1,806	—	—	41	31	—	154	2,032
Net charge-offs	(39)	—	(15)	(263)	(101)	—	(227)	(645)
ACL, end of period	$7,172	$830	$239	$6,022	$7,194	$11	$571	$22,039
Ratio of net charge-offs to average loans outstanding	-0.01%	0.00%	-0.06%	-0.03%	-0.02%	0.00%	-0.80%	-0.04%

	For the three months ended June 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,726	$1,992	$552	$5,998	$8,171	$18	$669	$23,126
Provision for (recovery of) credit losses - loans	147	(720)	(154)	(119)	(69)	(3)	218	(700)
Charge-offs	(2,537)	—	—	—	(107)	—	(448)	(3,092)
Recoveries	2,510	—	—	—	6	—	124	2,640
Net charge-offs	(27)	—	—	—	(101)	—	(324)	(452)
ACL, end of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974
Ratio of net charge-offs to average loans outstanding	-0.01%	0.00%	0.00%	0.00%	-0.01%	0.00%	-0.78%	-0.02%

	For the six months ended June 30, 2026
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$4,337	$678	$264	$5,959	$7,655	$14	$537	$19,444
Provision for (recovery of) credit losses - loans	2,393	152	(10)	326	(361)	(3)	403	2,900
Charge-offs	(3,856)	—	(15)	(304)	(132)	—	(633)	(4,940)
Recoveries	4,298	—	—	41	32	—	264	4,635
Net recoveries (charge-offs)	442	—	(15)	(263)	(100)	—	(369)	(305)
ACL, end of period	$7,172	$830	$239	$6,022	$7,194	$11	$571	$22,039
Ratio of net recoveries (charge-offs) to average loans outstanding	0.15%	0.00%	-0.06%	-0.03%	-0.02%	0.00%	-1.26%	-0.02%

	For the six months ended June 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(42)	(785)	(142)	(359)	184	(3)	447	(700)
Charge-offs	(4,661)	—	—	(63)	(123)	—	(1,035)	(5,882)
Recoveries	4,782	—	—	338	7	—	406	5,533
Net recoveries (charge-offs)	121	—	—	275	(116)	—	(629)	(349)
ACL, end of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974
Ratio of net recoveries (charge-offs) to average loans outstanding	0.03%	0.00%	0.00%	0.04%	-0.02%	0.00%	-1.47%	-0.02%

Of the $2.7 million and $3.1 million of loan charge-offs recognized during the three months ended June 30, 2026 and 2025, respectively, $1.8 million and $2.4 million for the same respective periods were attributable to business and consumer credit cards originated through a partnership with a third-party company. Under this arrangement, the third-party provides the Bank limited credit loss protection. Accordingly, the Bank records charge-offs based on the credit card portfolio activity and recognizes recoveries upon receipt of payments under the credit loss protection agreement, which fully offset these charge-offs during the same respective periods.

Of the $4.9 million and $5.9 million of loan charge-offs recognized during the six months ended June 30, 2026 and 2025, respectively, $3.3 million and $4.3 million for the same respective periods were attributable to this third-party arrangement. The Bank received payments under the credit loss protection agreement that fully offset these charge-offs during the respective periods. Since the inception of this partnership in early 2023, the Bank has not incurred any net credit losses under this program.

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

	June 30, 2026		December 31, 2025
(Dollars in thousands)	ACL Amount	% of Loans	ACL Amount	% of Loans
Commercial and industrial	$7,172	14.9%	$4,337	15.2%
Real estate – construction, commercial	830	2.9%	678	2.8%
Real estate – construction, residential	239	1.6%	264	1.7%
Real estate – commercial	6,022	44.5%	5,959	44.2%
Real estate – residential	7,194	34.4%	7,655	34.2%
Real estate – farmland	11	0.2%	14	0.2%
Consumer	571	1.5%	537	1.7%
Total	$22,039	100.0%	$19,444	100.0%

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans held for investment	$28,629	$20,605
Loans past due 90 days and still accruing	2,551	3,158
Total nonperforming loans	$31,180	$23,763
Other real estate owned ("OREO")	1,601	1,683
Total nonperforming assets	$32,781	$25,446
Loans held for investment	$1,853,461	$1,865,717
Total assets	$2,327,317	$2,432,589
ACL on loans held for investment	$22,039	$19,444
ACL to loans held for investment	1.19%	1.04%
ACL to nonaccrual loans	76.98%	94.37%
ACL to nonperforming loans	70.68%	81.82%
Nonaccrual loans to loans held for investment	1.54%	1.10%
Nonperforming loans to loans held for investment	1.68%	1.27%
Nonperforming loans to total assets	1.34%	0.98%
Nonperforming assets to total assets	1.41%	1.05%

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

The changes in nonperforming loans, the ACL, and the related ratios above at June 30, 2026 from December 31, 2025 were primarily attributable to loans from a single out-of-market relationship originated prior to 2024 totaling $11.4 million. The loans, classified as commercial and industrial, remained current through May 2026 but became delinquent when the borrower failed to make its June 2026 payment. Consequently, the loans were placed on nonaccrual at June 30, 2026. Subsequent to June 30, 2026, the borrower reported that its business had ceased operations. In light of this development and management's estimate of expected credit losses, the Company established a reserve of approximately $2.9 million, as of June 30, 2026. The Company believes the credit issues affecting this borrower are unique and not systematic to the Company's overall portfolio.

OREO generally includes properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are initially stated at fair value, including a reduction for the estimated selling expenses, which becomes the new carrying value.

In limited cases, the Bank may receive non-cash consideration, including equity interests, pursuant to negotiated or court-approved settlements with borrowers. The fair value of nonmarketable equity interests are generally estimated using a discounted cash flow analysis based on management’s assumptions regarding expected future cash flows, timing, and a risk adjusted discount rate. These assets, which are reported with OREO on the Company's consolidated balance sheets, are subsequently carried at the lower of cost or fair value, less estimated costs to sell, and are periodically evaluated for impairment. In subsequent periods, such properties are stated at the lower of the restated carrying value or fair value. As of both June 30, 2026 and December 31, 2025, the Company's nonmarketable equity interest assets totaled $0.2 million.

As of June 30, 2026 and December 31, 2025, OREO included a property with a carrying value of $1.4 million that served as collateral for a government guaranteed loan. The guaranteed portion of the loan (90%) is owned by the U.S. Small Business Administration ("SBA"), and the Company is obligated to remit to the SBA its share of the liquidation proceeds upon the sale of the property. Accordingly, the Company recorded a $1.2 million liability, reported in other liabilities on the Company's consolidated balance sheets as of both June 30, 2026 and December 31, 2025, representing the SBA's contractual interest in the expected proceeds from the sale of the property.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for borrowings. Securities in the investment portfolio classified as securities available for sale ("AFS") may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities AFS portfolio was $317.0 million as of June 30, 2026, a decrease of $15.9 million from $332.9 million at December 31, 2025. The decline in AFS securities was due to bonds called or matured ($9.6 million), portfolio amortization ($16.4 million), and fair value adjustments ($1.0 million), partially offset by bond purchases ($11.1 million). As a result of elevated market interest rates, the Company’s portfolio of AFS securities had net unrealized losses of approximately $41.3 million and $40.3 million as of June 30, 2026 and December 31, 2025, respectively, of which approximately 85% and 84%, respectively, were related to securities backed by U.S. government agencies.

As of June 30, 2026 and December 31, 2025, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default, to be of the best quality, and to carry the smallest degree of investment risk. At June 30, 2026 and December 31, 2025, securities with a fair value of $163.8 million and $174.3 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews its investment securities AFS portfolio for potential credit losses at least quarterly. Investment securities AFS with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell nor does it believe that it will be required to sell any of its impaired securities prior to the recovery of the amortized cost. Due to these factors, no ACL has been recognized for AFS securities as of both June 30, 2026 and December 31, 2025.

Restricted equity investments consisted of stock in the FHLB (carrying basis $8.9 million and $9.1 million at June 30, 2026 and December 31, 2025, respectively), FRB stock (carrying value of $7.4 million and $9.4 million as of June 30, 2026 and December 31, 2025, respectively), and stock in the Company’s correspondent bank (carrying value of $0.5 million at both June 30, 2026 and December 31, 2025). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $5.0 million and $4.9 million as of June 30, 2026 and December 31, 2025, respectively.

The Company also holds other investments, primarily in early-stage focused investment funds, which totaled $18.0 million and $20.8 million as of June 30, 2026 and December 31, 2025, respectively, and are reported in other investments on the consolidated balance sheets. During the second quarter of 2026, the Company recognized a $0.6 million loss upon the liquidation of an investment made in 2022. The loss reflects the difference between the investment’s carrying value and the distribution received upon the final liquidation of the investment subsequent to June 30, 2026. As of June 30, 2026 and December 31, 2025, the carrying value of this investment was $3.2 million and $6.3 million, respectively. Over the period it was held, the investment generated cumulative pre-tax income of approximately $1.9 million.

The Company had no investment securities classified as held to maturity as of June 30, 2026 or December 31, 2025.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$25	—	$6,095	1.98%	$16,742	2.41%	$183,516	2.49%	$206,378
U.S. Treasury and agencies	12,499	0.95%	31,426	1.34%	31,865	2.32%	87	4.24%	75,877
State and municipal	824	3.56%	15,620	2.37%	27,752	2.32%	3,674	3.48%	47,870
Corporate bonds	2,500	5.83%	5,500	7.61%	19,655	4.11%	500	4.00%	28,155
Total	$15,848		$58,641		$96,014		$187,777		$358,280

Deposits. The principal sources of funds for the Company are deposits, including transaction accounts (demand and money market accounts), time deposits, and savings accounts, of customers in the Bank’s primary geographic market area. Such customers provide the Bank a source of fee income and cross-marketing opportunities and are generally a lower cost source of funding.

Brokered deposit balances are sourced through intermediaries and are an unsecured source of funding for the Bank. Brokered deposits were added throughout 2023 and early 2024 to enhance liquidity and in anticipation of the exit of the Company's fintech BaaS deposit operations. The Bank has a liquidity management program, with oversight of the Bank’s asset and liability committee (the “ALCO”), that sets forth guidelines and monitors for the desired maximum level of brokered deposits, which is 20.0% of total deposits. In recent quarters, the Company has reduced its level of brokered deposits by sourcing non-brokered deposits and with cash flows from the loan portfolio.

Total deposits decreased $48.8 million from $1.91 billion as of December 31, 2025 to $1.86 billion as of June 30, 2026, as:

•
Brokered deposits decreased $52.9 million from $238.7 million, or 12.5% of total deposits, as of December 31, 2025 to $185.8 million, or 10.0% of total deposits, as of June 30, 2026; and
•
Deposits, excluding brokered deposits, increased $4.1 million from $1.67 billion as of December 31, 2025 to $1.68 billion as of June 30, 2026.

Estimated uninsured deposits totaled approximately $430.3 million as of June 30, 2026, or 23.1% of total deposits, compared to $397.0 million, or 20.8% of total deposits, as of December 31, 2025. Uninsured deposit amounts are based on estimates as of the reported dates.

The following table presents a summary of average deposits and the weighted average rate paid for the periods stated. The decline in average balances for noninterest-bearing demand accounts reflects the exit of fintech-related deposits.

	For the six months ended
	June 30, 2026		June 30, 2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$392,313	—	$449,743	—
Interest-bearing:
Demand	231,271	1.09%	242,640	1.03%
Savings	101,506	0.32%	102,512	0.28%
Money market	360,788	2.56%	379,757	2.70%
Time	802,868	3.81%	947,238	4.32%
Total interest-bearing	$1,496,433		$1,672,147
Total average deposits	$1,888,746		$2,121,890

The following table presents maturities of time deposits for certificates of deposits of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Maturing in:
3 months or less	$58,518	$38,475
Over 3 months through 6 months	36,972	33,385
Over 6 months through 12 months	36,905	49,776
Over 12 months	48,686	33,676
	$181,081	$155,312

The Company's brokered deposits were issued in denominations of $1 thousand each under master certificates, and therefore are excluded from the table above.

Borrowings. The Company uses short-term and long-term borrowings primarily from the FHLB and FRB, to fund assets and operations. The following table presents information regarding the balances of borrowings as of June 30,

2026 and December 31, 2025, and the average balances for the six months ended June 30, 2026 and year ended December 31, 2025. The weighted average rate was 3.84% and 3.87% for the same periods, respectively.

(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance
FHLB borrowings	$150,000	$150,000	$150,000

As of June 30, 2026, FHLB advances were secured by collateral consisting of a blanket lien on qualifying pledged loans in the Company’s residential, multifamily, and commercial real estate mortgage loan portfolios with a lendable value of $366.3 million, as well as selected pledged investment securities with a lendable value of $155.6 million. The FRB Discount Window borrowing facility was secured by qualifying pledged construction and commercial and industrial loans with a lendable value totaling $45.3 million as of June 30, 2026.

The Company had $14.7 million of subordinated notes, net, outstanding as of both June 30, 2026 and December 31, 2025. Prior to June 1, 2025, the Company's subordinated notes had been comprised of a $15 million issuance in May 2020 maturing June 1, 2030 (the “2030 Note”) and a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On June 1, 2025, the Company completed the $15.0 million redemption of the 2030 Note. The interest rate on the 2030 Note was 6.0% up to the redemption date. Interest expense on the 2030 Note was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, prior to the redemption date.

On July 15, 2025, the Company completed a $10.0 million partial redemption of the 2029 Notes. As of June 30, 2026, the interest rate on the 2029 Notes, which resets quarterly, was 8.01%. As of June 30, 2026, the net carrying amount of the 2029 Notes was $14.7 million, inclusive of a $0.2 million purchase accounting adjustment. For the three months ended June 30, 2026 and 2025, the effective interest rate on the 2029 Notes was 7.43% and 7.48%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium). For the six months ended June 30, 2026 and 2025, the effective interest rate on the 2029 Notes was 7.68% and 7.44%, respectively, inclusive of the amortization of the purchase accounting adjustment (premium).

Subsequent to June 30, 2026, on July 15, 2026, the Company redeemed the remainder of the 2029 Notes totaling $14.7 million, inclusive of a $0.2 million purchase accounting adjustment (premium), plus accrued and unpaid interest totaling $0.3 million. Upon the completion of this redemption, the Company had no outstanding subordinated notes.

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

The following table presents information on the Company's available sources of liquidity as of the date stated.

(Dollars in thousands)	Capacity	Less: Outstanding Borrowings		Available Balance
Cash and due from banks				$61,691
Fed funds sold				2,353
Unpledged securities available for sale				153,178
Total				$217,222
Borrowings
FHLB	$521,936	$220,060	(1)	$301,876
FRB	45,314	—		45,314
Unsecured line of credit	10,000	—		10,000
Total	$577,250	$220,060		$357,190
Available liquidity as of June 30, 2026				$574,412

(1) Outstanding borrowings are comprised of advances of $150.0 million and letters of credit totaling $70.1 million, of which $70.0 million served as collateral for public deposits with the Treasury Board of the Commonwealth of Virginia.

Estimated uninsured deposits at June 30, 2026 were approximately $430.3 million. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could satisfy the demand with its available liquidity.

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

The Company adopted Accounting Standards Codification 326, Financial Instruments - Credit Losses (referred to herein as "current expected credit losses" or "CECL") effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings (the "CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital was 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report. The CECL Transitional Amount was $8.1 million and was fully phased in during the first quarter of 2026 as a reduction to the regulatory capital amounts and ratios. The full $8.1 million reduction is reflected as of June 30, 2026, compared to a $6.1 million reduction as of December 31, 2025.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable.

	June 30, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$287,818	16.36%	$184,724	10.50%	$175,928	10.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$265,805	15.10%	$149,625	8.50%	$140,824	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$265,805	15.10%	$123,221	7.00%	$114,419	6.50%
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$265,805	11.23%	$94,677	4.00%	$118,346	5.00%

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,784	19.16%	$186,188	10.50%	$177,322	10.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$150,724	8.50%	$141,858	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$124,125	7.00%	$115,259	6.50%
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$322,320	13.04%	$98,859	4.00%	$123,574	5.00%

The decline in the Bank's capital amounts and capital ratios from December 31, 2025 was primarily attributable to the special cash dividend declared on March 30, 2026.

Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness, in a manner similar to that if underwriting a loan. As of June 30, 2026 and December 31, 2025, the Company had outstanding loan commitments of $285.5 million and $247.2 million, respectively. Of these amounts, $35.7 million and $35.2 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of June 30, 2026 and December 31, 2025, commitments under outstanding financial stand-by letters of credit totaled $9.7 million and $6.3 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three and six months ended June 30, 2026, the Company recorded a $0.6 million provision for credit losses for unfunded commitments due to an increase in committed but unfunded lines of credit to commercial construction borrowers. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $1.4 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At June 30, 2026 and December 31, 2025, the Company had future commitments outstanding totaling $4.6 million and $4.9 million, respectively, related to these investments.

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

The following table presents the estimated change in net interest income under various rate change scenarios as of the date presented. The scenarios assume rate changes occur instantaneously and in a parallel manner, which means the changes are the same on all points of the rate curve. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

	June 30, 2026
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$5,091	7.0%	$9,821	12.3%
+300 basis points	3,850	5.3%	7,558	9.5%
+200 basis points	2,624	3.6%	5,238	6.6%
+100 basis points	1,360	1.9%	2,768	3.5%
Base case
-100 basis points	(1,729)	(2.4%)	(3,569)	(4.5%)
-200 basis points	(3,250)	(4.5%)	(7,095)	(8.9%)
-300 basis points	(3,885)	(5.4%)	(9,381)	(11.8%)
-400 basis points	(4,686)	(6.5%)	(12,038)	(15.1%)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the 2025 Form 10-K. Additional risks not presently known to the Company, or that are currently deemed immaterial, may also adversely affect the Company's business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part I, Item 2, of this Form 10-Q.

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

The following table provides information regarding repurchases or withholdings of common stock for the three months ended June 30, 2026.

	Shares Purchased or Withheld (1)	Average Price Paid per Share	Shares Purchased as Part of a Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program
April 1, 2026 through April 30, 2026	—	$—	—	5,493,962
May 1, 2026 through May 31, 2026	—	—	—	5,493,962
June 1, 2026 through June 30, 2026	1,003	3.53	—	5,493,962
Total	1,003	$3.53	—

(1) The total number of shares for each period includes shares withheld from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
10.1	Employment Agreement, dated May 24, 2024, between Blue Ridge Bank, National Association and Grace Vallacchi.

10.2	Employment Agreement, dated December 17, 2024, between Blue Ridge Bank, National Association and Raymond Knott.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: August 10, 2026	By:	/s/ Harry Golliday
Harry Golliday
Interim President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer