Form 10-Q
period 2026-09-30
BLUE RIDGE BANKSHARES, INC.
filed 2026-11-05
CIK 842717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 89,682,051 shares of common stock, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Ridge Bankshares, Inc.

Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands except share data)	September 30, 2026	December 31, 2025 (1)
ASSETS
Cash and due from banks	$59,995	$115,949
Federal funds sold	502	1,851
Securities available for sale, at fair value	298,643	332,928
Restricted equity investments	20,820	19,016
Other equity investments	5,018	4,910
Other investments	14,859	20,781
Loans held for sale	—	14,769
Loans held for investment, net of deferred fees and costs	1,886,596	1,865,717
Less: allowance for credit losses	(19,723)	(19,444)
Loans held for investment, net	1,866,873	1,846,273
Accrued interest receivable	10,597	10,787
Other real estate owned ("OREO")	1,704	1,683
Premises and equipment, net	21,195	21,549
Right-of-use assets	5,782	6,637
Other intangible assets	1,949	2,642
Deferred tax asset, net	23,998	22,721
Other assets	11,150	10,093
Total assets	$2,343,085	$2,432,589
LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$388,158	$398,541
Interest-bearing demand and money market	611,683	612,648
Savings	101,240	100,346
Time	713,102	799,627
Total deposits	1,814,183	1,911,162
FHLB borrowings	236,000	150,000
Subordinated notes, net	—	14,716
Lease liabilities	6,296	7,233
Dividends payable	1,024	6,578
Other liabilities	17,990	19,209
Total liabilities	2,075,493	2,108,898
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, no par value; 150,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; and 89,687,067 and 91,475,278 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	332,599	331,917
Additional paid-in capital	23,552	23,552
Accumulated deficit	(52,899)	(659)
Accumulated other comprehensive loss, net of tax	(35,660)	(31,119)
Total stockholders’ equity	267,592	323,691
Total liabilities and stockholders’ equity	$2,343,085	$2,432,589
(1)
Derived from audited December 31, 2025 Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
INTEREST INCOME
Interest and fees on loans	$26,470	$32,000	$77,560	$93,884
Interest on securities, deposit accounts, and federal funds sold	2,894	4,213	10,039	12,415
Total interest income	29,364	36,213	87,599	106,299
INTEREST EXPENSE
Interest on deposits	10,202	12,501	31,545	39,495
Interest on subordinated notes	(143)	338	421	1,720
Interest on FHLB borrowings	1,899	1,463	4,778	4,342
Total interest expense	11,958	14,302	36,744	45,557
Net interest income	17,406	21,911	50,855	60,742
Provision for (recovery of) credit losses - loans	8,000	(1,800)	10,900	(2,500)
Provision for credit losses - unfunded commitments	450	—	1,000	—
Total provision for (recovery of) credit losses	8,450	(1,800)	11,900	(2,500)
Net interest income after provision for (recovery of) credit losses	8,956	23,711	38,955	63,242
NONINTEREST INCOME
Service charges on deposit accounts	673	725	1,947	1,903
Bank and purchase card interchange income, net	679	567	1,844	1,760
Wealth and trust management fees	524	458	1,508	1,321
Income on sale of mortgage servicing rights ("MSRs")	87	737	87	1,026
Other	632	1,346	1,327	4,139
Total noninterest income	2,595	3,833	6,713	10,149
NONINTEREST EXPENSE
Salaries and employee benefits	7,882	11,388	27,967	36,998
Occupancy and equipment	1,065	1,190	3,366	3,700
Technology and communication	1,923	2,314	5,826	7,663
Legal and regulatory filings	222	1,008	1,281	1,842
Advertising and marketing	451	267	1,639	586
Audit fees	121	161	602	1,198
FDIC insurance	236	239	974	2,363
Intangible amortization	181	223	574	701
Other contractual services	317	645	863	1,673
Other taxes and assessments	805	895	2,475	2,771
Merger-related expenses	1,155	—	1,155	—
Other	1,517	1,711	3,785	5,506
Total noninterest expense	15,875	20,041	50,507	65,001
(Loss) income before income tax (benefit) expense	(4,324)	7,503	(4,839)	8,390
Income tax (benefit) expense	(160)	1,900	(216)	1,925
Net (loss) income	$(4,164)	$5,603	$(4,623)	$6,465
Basic and diluted (loss) earnings per common share	$(0.05)	$0.06	$(0.05)	$0.07

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net (loss) income	$(4,164)	$5,603	$(4,623)	$6,465
Other comprehensive (loss) income:
Gross unrealized (loss) gain on securities available for sale arising during the period	(4,806)	8,901	(5,941)	14,083
Deferred income tax benefit (expense)	1,055	(1,986)	1,311	(3,396)
Reclassification of net loss on securities available for sale included in net loss	—	—	123	—
Deferred income tax benefit	—	—	(34)	—
Other comprehensive (loss) income, net of tax	(3,751)	6,915	(4,541)	10,687
Comprehensive (loss) income	$(7,915)	$12,518	$(9,164)	$17,152

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the nine months ended September 30, 2026
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	91,475,278	$331,917	$23,552	$(659)	$(31,119)	$323,691
Net loss	—	—	—	(4,623)	—	(4,623)
Other comprehensive loss	—	—	—	—	(4,541)	(4,541)
Dividends on common stock	—	—	—	(47,617)	—	(47,617)
Exercises of warrants to purchase common stock	204,000	337	—	—	—	337
Restricted stock award grants and related compensation expense	759,863	837	—	—	—	837
Restricted stock award forfeitures and cancellations	(2,752,074)	(492)	—	—	—	(492)
Balance at end of period	89,687,067	$332,599	$23,552	$(52,899)	$(35,660)	$267,592

	For the nine months ended September 30, 2025
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	84,972,610	$322,791	$29,687	$17,772	$(42,462)	$327,788
Net income	—	—	—	6,465	—	6,465
Other comprehensive income	—	—	—	—	10,687	10,687
Exercises of warrants to purchase common stock	3,903,000	9,758	—	—	—	9,758
Repurchases of common stock	(659,949)	(2,767)	—	—	—	(2,767)
Restricted stock award grants and related compensation expense	3,545,643	3,705	—	—	—	3,705
Restricted stock award forfeitures	(124,771)	(131)	—	—	—	(131)
Balance at end of period	91,636,533	$333,356	$29,687	$24,237	$(31,775)	$355,505

	For the three months ended September 30, 2026
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	89,655,211	$332,489	$23,552	$(48,735)	$(31,909)	$275,397
Net loss	—	—	—	(4,164)	—	(4,164)
Other comprehensive loss	—	—	—	—	(3,751)	(3,751)
Restricted stock award grants and related compensation expense	60,084	224	—	—	—	224
Restricted stock award forfeitures and cancellations	(28,228)	(114)	—	—	—	(114)
Balance at end of period	89,687,067	$332,599	$23,552	$(52,899)	$(35,660)	$267,592

	For the three months ended September 30, 2025
(Dollars in thousands except share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at beginning of period	92,174,530	$334,634	$29,687	$18,634	$(38,690)	$344,265
Net income	—	—	—	5,603	—	5,603
Other comprehensive income	—	—	—	—	6,915	6,915
Exercises of warrants to purchase common stock	125,000	313	—	—	—	313
Repurchases of common stock	(659,949)	(2,767)	—	—	—	(2,767)
Restricted stock award grants and related compensation expense	49,321	1,204	—	—	—	1,204
Restricted stock award forfeitures	(52,369)	(28)	—	—	—	(28)
Balance at end of period	91,636,533	$333,356	$29,687	$24,237	$(31,775)	$355,505

See accompanying notes to unaudited consolidated financial statements.

Blue Ridge Bankshares, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025
Cash Flows From Operating Activities
Net (loss) income	$(4,623)	$6,465
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,080	1,028
Deferred income tax (benefit) expense	(1,277)	3,396
Provision for (recovery of) credit losses - loans	10,900	(2,500)
Provision for credit losses - unfunded commitments	1,000	—
Accretion of fair value adjustments on acquired loans, time deposits, and subordinated notes	(851)	(1,518)
Income on sale of MSRs	(87)	(1,026)
Proceeds from sale of mortgage loans held for sale	—	42,370
Mortgage loans held for sale, originated	—	(34,168)
Gain on sale of mortgage loans	—	(532)
Realized loss on sale of securities available for sale	123	—
Loss on liquidation of other investments	592	—
(Gain) loss on disposal of premises and equipment, other assets, and other real estate owned	(45)	256
Investment amortization expense, net	(27)	179
Amortization of subordinated notes issuance costs	—	189
Intangible amortization	574	701
Decrease in accrued interest receivable	190	1,525
Decrease in other assets	15,953	11,739
Decrease in other liabilities	(2,156)	(14,607)
Cash provided by operating activities	21,346	13,497
Cash Flows From Investing Activities
Purchases of securities available for sale	(11,086)	(34,509)
Proceeds from calls, sales, paydowns, and maturities of securities available for sale	39,581	19,446
Net decrease (increase) in federal funds sold	1,349	(6,935)
Proceeds from sale of premises and equipment, MSRs, and other real estate owned	147	1,107
Proceeds from liquidation of other investments	5,640	—
Capital calls on other investments	(720)	(1,886)
Purchases of loans held for investment	(71,946)	—
Net change in loans held for investment, excluding purchased loans	40,188	200,462
Net change in restricted equity and other investments	(1,811)	260
Purchase of premises and equipment	(744)	(852)
Other investment activities	416	740
Cash provided by investing activities	1,014	177,833
Cash Flows From Financing Activities
Net decrease in demand, savings, and other interest-bearing deposits	(10,454)	(19,754)
Net decrease in non-brokered time deposits	(4,671)	(73,915)
Net decrease in brokered time deposits	(81,855)	(134,612)
FHLB advances	86,000	—
Subordinated note repayments	(14,500)	(25,000)
Repurchases of common stock	—	(2,767)
Common stock dividends paid	(53,171)	—
Warrants exercised	337	9,758
Cash used in financing activities	(78,314)	(246,290)
Net decrease in cash and due from banks	(55,954)	(54,960)
Cash and due from banks at beginning of period	115,949	175,992
Cash and due from banks at end of period	$59,995	$121,032

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$38,169	$48,517
Income taxes	$1,685	$2,920
Non-cash activities:
Loans held for investment transferred to other real estate owned	$65	$—
Loans held for investment transferred to other non-real estate owned	$—	$222
Unrealized (loss) gain on securities available for sale	$(5,941)	$14,083
Restricted stock award grants and related compensation expense	$837	$3,705
Restricted stock award forfeitures and cancellations	$(492)	$(131)

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

Pending Merger with HomeTrust Bancshares, Inc.

On August 16, 2026, the Company, HomeTrust Bancshares, Inc. ("HomeTrust"), a Maryland corporation, and Kinloch Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of HomeTrust ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), which was jointly announced on August 17, 2026. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation, and immediately following the Merger, the Company will merge with and into HomeTrust, with HomeTrust continuing as the surviving corporation, and then the Bank will merge with and into HomeTrust Bank, the wholly owned bank subsidiary of HomeTrust, with HomeTrust Bank as the surviving bank.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of the Company's common stock issued and outstanding will be converted into the right to receive 0.086 of a share of HomeTrust common stock, plus cash in lieu of any fractional shares.

In connection with the Merger Agreement, the Company offered holders of outstanding warrants to purchase the Company’s common stock (the “Warrants”) the opportunity to enter into warrant conversion agreements that provide for the automatic cashless exercise of the Warrants immediately prior to the effective time of the Merger, with the resulting shares of the Company’s common stock converted into the right to receive the merger consideration. As of September 30, 2026, holders of Warrants to purchase an aggregate of 11,356,000 shares of the Company's common stock, representing approximately 47% of outstanding Warrants, had executed warrant conversion agreements. Outstanding Warrants not subject to warrant conversion agreements will be assumed by HomeTrust at the effective time of the Merger in accordance with their terms.

Based on the number of shares of the Company's common stock outstanding and reserved for issuance and the number of shares underlying Warrants subject to warrant conversion agreements, HomeTrust expects to issue approximately 8,314,956 shares of HomeTrust common stock to the Company's shareholders in the Merger. Following completion of the Merger, former shareholders of the Company are expected to own approximately 35% of HomeTrust's outstanding common stock, with existing HomeTrust stockholders owning approximately 65%.

The Merger Agreement contains customary representations, warranties, covenants and closing conditions, including receipt of required regulatory approvals, approval of the Merger Agreement by the Company's shareholders and approval of the issuance of HomeTrust common stock in connection with the Merger by HomeTrust's stockholders. The Merger Agreement also provides for a termination fee of $18.0 million payable by either party under certain specified circumstances.

Subject to receipt of required approvals and satisfaction of other closing conditions, the Merger is anticipated to close in the first quarter of 2027.

Special Cash Dividend and Warrants

On March 30, 2026, the Company announced a special cash dividend of $0.60 per share of the Company's common stock totaling approximately $54.1 million, of which $53.2 million was paid on April 27, 2026 to shareholders of record as of the close of business on April 13, 2026.

On March 30, 2026, the Company announced that the holders of outstanding Warrants representing a majority of shares of common stock underlying such Warrants approved an amendment and restatement of the Warrants (the "Warrant Amendment"). Pursuant to the Warrant Amendment, in connection with certain cash distributions to holders of the Company's common stock while the Warrants are outstanding, the per share exercise price of each Warrant is reduced by the per share dividend amount in lieu of cash distributions to Warrant holders, including the special cash dividends of $0.25 per share paid in November 2025 and $0.60 per share paid in April 2026. As a result, the previously accrued $6.1 million (for dividends to be paid upon exercise of the Warrants) was reversed in the first quarter of 2026, and, upon execution of the amended and restated Warrants, the strike price of the Warrants reduces to $1.65 per common share.

The table below presents information pertaining to the Warrants as of and for the periods stated.

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2025	21,895,999	2,424,000	24,319,999
Warrants exercised	—	—	—
Balance, March 31, 2026	21,895,999	2,424,000	24,319,999
Warrants exercised	(204,000)	—	(204,000)
Balance, June 30, 2026	21,691,999	2,424,000	24,115,999
Warrants exercised	—	—	—
Balance, September 30, 2026	21,691,999	2,424,000	24,115,999
Remaining exercise term (years) as of September 30, 2026	2.51	2.70

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2024	29,027,999	2,424,000	31,451,999
Warrants exercised	(2,762,000)	—	(2,762,000)
Balance, March 31, 2025	26,265,999	2,424,000	28,689,999
Warrants exercised	(1,016,000)	—	(1,016,000)
Balance, June 30, 2025	25,249,999	2,424,000	27,673,999
Warrants exercised	(125,000)	—	(125,000)
Balance, September 30, 2025	25,124,999	2,424,000	27,548,999

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

Note 2 – Investment Securities and Other Investments

Investment securities classified as available for sale ("AFS") are carried at fair value in the consolidated balance sheets. The following tables present amortized cost, fair values, and gross unrealized gains and losses of investment securities AFS as of the dates stated. The Company had no investment securities classified as held to maturity as of September 30, 2026 or December 31, 2025.

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$200,133	$9	$(31,768)	$168,374
U.S. Treasury and agencies	70,688	—	(7,169)	63,519
State and municipal	47,219	—	(6,112)	41,107
Corporate bonds	26,669	239	(1,265)	25,643
Total investment securities	$344,709	$248	$(46,314)	$298,643

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Mortgage backed securities	$212,436	$314	$(27,663)	$185,087
U.S. Treasury and agencies	78,828	—	(6,290)	72,538
State and municipal	49,212	2	(4,730)	44,484
Corporate bonds	32,702	102	(1,985)	30,819
Total investment securities	$373,178	$418	$(40,668)	$332,928

As of September 30, 2026 and December 31, 2025, securities with a fair value of $150.0 million and $174.3 million, respectively, were pledged as collateral for the Bank’s borrowing facility with the Federal Home Loan Bank of Atlanta ("FHLB").

The following table presents the amortized cost and fair value of investment securities AFS by contractual maturity as of the date stated. Expected maturities may differ from contractual maturities because underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$10,213	$10,072
Due after one year through five years	62,557	57,513
Due after five years through ten years	91,081	80,294
Due after ten years	180,858	150,764
Total	$344,709	$298,643

The following tables present fair values and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position totaling $10.9 million and $42.4 million as of September 30, 2026 and December 31, 2025, respectively.

		September 30, 2026
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	104	$32,616	$(1,046)	$132,509	$(30,722)	$165,125	$(31,768)
U.S. Treasury and agencies	27	—	—	63,519	(7,169)	63,519	(7,169)
State and municipal	64	4,062	(127)	36,764	(5,985)	40,826	(6,112)
Corporate bonds	21	1,981	(20)	16,253	(1,245)	18,234	(1,265)
Total	216	$38,659	$(1,193)	$249,045	$(45,121)	$287,704	$(46,314)

		December 31, 2025
		Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	80	$5,889	$(16)	$145,498	$(27,647)	$151,387	$(27,663)
U.S. Treasury and agencies	29	—	—	72,538	(6,290)	72,538	(6,290)
State and municipal	57	679	(2)	39,908	(4,728)	40,587	(4,730)
Corporate bonds	31	1,743	(159)	24,249	(1,826)	25,992	(1,985)
Total	197	$8,311	$(177)	$282,193	$(40,491)	$290,504	$(40,668)

At September 30, 2026 and December 31, 2025, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $16.5 million and $23.5 million, respectively). These securities were primarily subordinated notes issued by bank holding companies that are classified as corporate bonds in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues, and identified no credit losses. Contractual cash flows for mortgage backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of September 30, 2026 and December 31, 2025, there was no allowance for credit losses ("ACL") for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

Restricted equity investments consisted of stock in the FHLB (carrying value of $13.0 million and $9.1 million as of September 30, 2026 and December 31, 2025, respectively), Federal Reserve Bank of Richmond (“FRB”) stock (carrying value of $7.4 million and $9.4 million as of September 30, 2026 and December 31, 2025, respectively), and stock in the Company’s correspondent bank (carrying value of $0.5 million at both September 30, 2026 and December 31, 2025). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a financial technology company and limited partnerships, totaling $5.0 million and $4.9 million as of September 30, 2026 and December 31, 2025, respectively.

The Company also holds other investments, primarily in early-stage investment funds, which totaled $14.9 million and $20.8 million as of September 30, 2026 and December 31, 2025, respectively, and are reported in other investments on the consolidated balance sheets. During the second quarter of 2026, the Company recognized a $0.6 million loss upon the liquidation of an investment made in 2022. The loss reflects the difference between the investment’s carrying value and the distribution received upon the final liquidation of the investment during the third quarter of 2026. As of September 30, 2026 and December 31, 2025, the carrying value of this investment was $0 and $6.3 million, respectively.

Note 3 – Loans, ACL, and OREO

The following table presents the amortized cost of loans held for investment as of the dates stated.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$270,476	$282,745
Real estate – construction, commercial	63,780	51,738
Real estate – construction, residential	28,474	31,772
Real estate – commercial	805,743	824,721
Real estate – residential	686,488	636,743
Real estate – farmland	4,286	4,580
Consumer	25,260	32,213
Gross loans held for investment	1,884,507	1,864,512
Deferred costs, net of loan fees	2,089	1,205
Total	$1,886,596	$1,865,717

The Company has pledged certain commercial and residential mortgage loans as collateral for the Bank's borrowing facility with the FHLB. Loans totaling $658.2 million and $695.1 million were pledged with the FHLB as of September 30, 2026 and December 31, 2025, respectively. Additionally, the Company has pledged certain construction and commercial and industrial loans totaling $56.1 million and $109.3 million as of September 30, 2026 and December 31, 2025, respectively, as collateral for the Bank's borrowing facility with the FRB Discount Window.

The following tables present the aging of the recorded investment of loans held for investment by loan category as of the dates stated.

	September 30, 2026
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$260,148	$663	$610	$1,085	$7,970	$270,476
Real estate – construction, commercial	63,518	112	72	—	78	63,780
Real estate – construction, residential	28,474	—	—	—	—	28,474
Real estate – commercial	801,652	753	—	—	3,338	805,743
Real estate – residential	671,218	808	3,227	2,347	8,888	686,488
Real estate – farmland	4,286	—	—	—	—	4,286
Consumer	23,042	717	247	86	1,168	25,260
Deferred costs, net of loan fees	2,089	—	—	—	—	2,089
Total	$1,854,427	$3,053	$4,156	$3,518	$21,442	$1,886,596

	December 31, 2025
(Dollars in thousands)	Current Loans	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Loans
Commercial and industrial	$272,719	$1,099	$780	$1,508	$6,639	$282,745
Real estate – construction, commercial	51,397	62	43	—	236	51,738
Real estate – construction, residential	31,772	—	—	—	—	31,772
Real estate – commercial	819,021	49	—	—	5,651	824,721
Real estate – residential	616,943	9,840	1,006	1,575	7,379	636,743
Real estate – farmland	4,580	—	—	—	—	4,580
Consumer	30,122	1,026	290	75	700	32,213
Deferred costs, net of loan fees	1,205	—	—	—	—	1,205
Total	$1,827,759	$12,076	$2,119	$3,158	$20,605	$1,865,717

The following tables present the recorded investment of nonaccrual loans held for investment with and without an ACL by loan category as of the dates stated.

	September 30, 2026
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$3,290	$4,680	$7,970
Real estate – construction, commercial	—	78	78
Real estate – commercial	2,435	903	3,338
Real estate – residential	3,241	5,647	8,888
Consumer	—	1,168	1,168
Total	$8,966	$12,476	$21,442

	December 31, 2025
(Dollars in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with an ACL	Total Nonaccrual Loans
Commercial and industrial	$1,774	$4,865	$6,639
Real estate – construction, commercial	—	236	236
Real estate – commercial	5,634	17	5,651
Real estate – residential	1,602	5,777	7,379
Consumer	—	700	700
Total	$9,010	$11,595	$20,605

The Company recognized $77 thousand and $367 thousand of interest income on nonaccrual loans during the three and nine months ended September 30, 2026, respectively, compared to $289 thousand and $437 thousand for the same respective periods in 2025.

The following table presents accrued interest receivable by loan type reversed from interest income associated with loans held for investment that were placed on nonaccrual status for the periods stated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Commercial and industrial	$44	$28	$67	$86
Real estate – construction, commercial	—	—	1	—
Real estate – commercial	—	27	30	29
Real estate – residential	—	35	40	102
Consumer	1	7	23	14
Total	$45	$97	$161	$231

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

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of September 30, 2026. There were no loans classified as doubtful or loss (risk grades 8 or 9) as of the same date. Also presented are current period gross charge-offs by loan type for the nine months ended September 30, 2026. Of the $4.7 million of gross charge-offs of revolving loans presented for the nine-month period, $4.5 million were attributable to business and consumer credit cards originated through a partnership with a third-party company. The third-party provides limited credit loss protection to the Bank, and upon receipt, credits for losses are reported as recoveries, which were $4.5 million for the nine months ended September 30, 2026. Since the inception of this partnership in early 2023, the Bank has not experienced a credit loss from this arrangement.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$35,474	$22,056	$4,666	$8,793	$41,137	$27,389	$78,662	$218,177
Risk Grades 5 - 6	4,288	1,142	3,466	690	15,905	6,691	4,998	37,180
Risk Grade 7	—	—	485	743	3,283	10,237	371	15,119
Total	39,762	23,198	8,617	10,226	60,325	44,317	84,031	270,476
Current period gross charge-offs	—	—	—	159	10,194	586	4,213	15,152

Real estate – construction, commercial
Risk Grades 1 - 4	22,475	21,334	2,327	1,999	3,849	4,549	28	56,561
Risk Grades 5 - 6	739	413	—	—	41	5,969	—	7,162
Risk Grade 7	—	—	—	—	—	57	—	57
Total	23,214	21,747	2,327	1,999	3,890	10,575	28	63,780
Current period gross charge-offs	—	—	—	—	—	—	—	—

Real estate – construction, residential
Risk Grades 1 - 4	12,901	14,024	887	96	75	—	—	27,983
Risk Grades 5 - 6	—	—	—	—	179	—	—	179
Risk Grade 7	—	—	—	—	312	—	—	312
Total	12,901	14,024	887	96	566	—	—	28,474
Current period gross charge-offs	—	—	—	—	—	15	—	15

Real estate – commercial
Risk Grades 1 - 4	35,465	75,330	2,679	21,388	193,873	264,632	15,668	609,035
Risk Grades 5 - 6	1,549	3,024	—	3,684	93,359	64,216	3,741	169,573
Risk Grade 7	—	2,709	1,542	—	14,329	8,374	181	27,135
Total	37,014	81,063	4,221	25,072	301,561	337,222	19,590	805,743
Current period gross charge-offs	—	—	—	—	38	266	—	304

Real estate – residential
Risk Grades 1 - 4	103,177	6,486	3,533	61,135	190,545	262,523	34,670	662,069
Risk Grades 5 - 6	—	506	1,192	263	2,236	6,162	269	10,628
Risk Grade 7	—	558	—	1,077	5,364	6,403	389	13,791
Total	103,177	7,550	4,725	62,475	198,145	275,088	35,328	686,488
Current period gross charge-offs	—	—	—	—	—	80	89	169

Real estate – farmland
Risk Grades 1 - 4	—	—	139	—	955	2,796	134	4,024
Risk Grades 5 - 6	—	60	—	114	—	88	—	262
Total	—	60	139	114	955	2,884	134	4,286
Current period gross charge-offs	—	—	—	—	—	—	—	—

Consumer
Risk Grades 1 - 4	3,495	3,414	2,210	6,471	2,561	384	4,597	23,132
Risk Grades 5 - 6	31	36	165	405	330	33	—	1,000
Risk Grade 7	25	18	198	325	459	103	—	1,128
Total	3,551	3,468	2,573	7,201	3,350	520	4,597	25,260
Current period gross charge-offs	194	25	71	111	103	25	396	925

Total Loans
Risk Grades 1 - 4	$212,987	$142,644	$16,441	$99,882	$432,995	$562,273	$133,759	$1,600,981
Risk Grades 5 - 6	6,607	5,181	4,823	5,156	112,050	83,159	9,008	225,984
Risk Grade 7	25	3,285	2,225	2,145	23,747	25,174	941	57,542
Total	$219,619	$151,110	$23,489	$107,183	$568,792	$670,606	$143,708	$1,884,507
Total current period gross charge-offs	$194	$25	$71	$270	$10,335	$972	$4,698	$16,565

The following table presents the recorded investment of loans held for investment by internal loan risk grade by year of origination as of December 31, 2025. There were no loans classified as loss (risk grade 9) as of the same date.

	Term Loans Recorded Investment Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial and industrial
Risk Grades 1 - 4	$20,395	$9,213	$9,941	$47,850	$16,375	$20,845	$91,849	$216,468
Risk Grades 5 - 6	762	408	1,257	20,110	2,817	3,944	2,465	31,763
Risk Grade 7	—	986	888	16,671	12,395	1,502	1,682	34,124
Risk Grade 8	—	—	—	—	—	390	—	390
Total	21,157	10,607	12,086	84,631	31,587	26,681	95,996	282,745

Real estate – construction, commercial
Risk Grades 1 - 4	22,147	5,186	2,099	4,001	3,139	3,417	62	40,051
Risk Grades 5 - 6	657	—	—	43	677	10,094	—	11,471
Risk Grade 7	—	—	—	—	5	211	—	216
Total	22,804	5,186	2,099	4,044	3,821	13,722	62	51,738

Real estate – construction, residential
Risk Grades 1 - 4	22,609	5,258	495	75	93	48	—	28,578
Risk Grades 5 - 6	338	—	—	2,544	—	—	—	2,882
Risk Grade 7	—	—	—	312	—	—	—	312
Total	22,947	5,258	495	2,931	93	48	—	31,772

Real estate – commercial
Risk Grades 1 - 4	75,900	4,500	29,768	209,573	101,178	190,435	17,057	628,411
Risk Grades 5 - 6	830	—	5,032	79,834	31,472	47,824	3,777	168,769
Risk Grade 7	—	1,555	—	17,793	2,519	5,674	—	27,541
Total	76,730	6,055	34,800	307,200	135,169	243,933	20,834	824,721

Real estate – residential
Risk Grades 1 - 4	4,382	2,705	65,443	204,911	104,375	181,362	51,559	614,737
Risk Grades 5 - 6	838	831	266	928	1,380	4,914	398	9,555
Risk Grade 7	561	—	1,099	3,676	1,207	5,354	554	12,451
Total	5,781	3,536	66,808	209,515	106,962	191,630	52,511	636,743

Real estate – farmland
Risk Grades 1 - 4	—	142	—	987	1,186	1,821	166	4,302
Risk Grades 5 - 6	62	—	123	—	93	—	—	278
Total	62	142	123	987	1,279	1,821	166	4,580

Consumer
Risk Grades 1 - 4	4,620	4,343	10,430	4,960	620	411	5,293	30,677
Risk Grades 5 - 6	—	138	190	326	48	18	—	720
Risk Grade 7	—	117	241	310	110	38	—	816
Total	4,620	4,598	10,861	5,596	778	467	5,293	32,213

Total Loans
Risk Grades 1 - 4	$150,053	$31,347	$118,176	$472,357	$226,966	$398,339	$165,986	$1,563,224
Risk Grades 5 - 6	3,487	1,377	6,868	103,785	36,487	66,794	6,640	225,438
Risk Grade 7	561	2,658	2,228	38,762	16,236	12,779	2,236	75,460
Risk Grade 8	—	—	—	—	—	390	—	390
Total	$154,101	$35,382	$127,272	$614,904	$279,689	$478,302	$174,862	$1,864,512

The following tables present an analysis of the change in the ACL by loan segment for the periods stated.

	For the three months ended September 30, 2026
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$7,172	$830	$239	$6,022	$7,194	$11	$571	$22,039
Provision for (recovery of) credit losses - loans	7,945	192	30	19	(310)	—	124	8,000
Charge-offs	(11,296)	—	—	—	(38)	—	(292)	(11,626)
Recoveries	1,154	—	—	—	2	—	154	1,310
Net charge-offs	(10,142)	—	—	—	(36)	—	(138)	(10,316)
ACL, end of period	$4,975	$1,022	$269	$6,041	$6,848	$11	$557	$19,723

	For the three months ended September 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974
(Recovery of) provision for credit losses - loans	(2,594)	(135)	(8)	314	(304)	(1)	928	(1,800)
Charge-offs	(1,781)	—	—	(374)	(92)	—	(1,035)	(3,282)
Recoveries	3,303	—	—	38	222	—	48	3,611
Net recoveries (charge-offs)	1,522	—	—	(336)	130	—	(987)	329
ACL, end of period	$4,774	$1,137	$390	$5,857	$7,827	$14	$504	$20,503

	For the nine months ended September 30, 2026
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$4,337	$678	$264	$5,959	$7,655	$14	$537	$19,444
Provision for (recovery of) credit losses - loans	10,338	344	20	345	(672)	(3)	528	10,900
Charge-offs	(15,152)	—	(15)	(304)	(169)	—	(925)	(16,565)
Recoveries	5,452	—	—	41	34		417	5,944
Net charge-offs	(9,700)	—	(15)	(263)	(135)	—	(508)	(10,621)
ACL, end of period	$4,975	$1,022	$269	$6,041	$6,848	$11	$557	$19,723

	For the nine months ended September 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(1,500)	(920)	(150)	(45)	(120)	(4)	239	(2,500)
Charge-offs	(7,026)	—	—	(437)	(215)	—	(1,485)	(9,163)
Recoveries	7,533	—	—	376	229	—	1,005	9,143
Net recoveries (charge-offs)	507	—	—	(61)	14	—	(480)	(20)
ACL, end of period	$4,774	$1,137	$390	$5,857	$7,827	$14	$504	$20,503

Subsequent to June 30, 2026, a commercial borrower, outside of the Bank's primary market, with outstanding out-of-market loans totaling $11.4 million reported that it had ceased operations. Based on this information, the loans were placed on nonaccrual status as of June 30, 2026, and a specific reserve of $2.9 million was established as of that date. In October 2026, additional information regarding the borrower and underlying collateral resulted in an additional provision for credit losses of $7.0 million for the three months ended September 30, 2026 and the charge-off of $9.9 million of loan principal against the total specific reserve as of September 30, 2026.

Effective January 1, 2026, the Bank's ACL policy was amended to remove the requirement that special mention loans over $1.0 million be individually evaluated; as a result, six loans totaling $33.9 million were moved to collective evaluation as of the date of the policy change. These loans had no reserves prior to the policy change, however when collectively evaluated in the first quarter of 2026, resulted in approximately $0.3 million of ACL. Other than the preceding change to the Bank's ACL policy in the first quarter of 2026, there were no material changes to the assumptions, loss factors (both quantitative and qualitative), or reasonable and supportable forecasts used in the estimation of the ACL and provision for credit losses for loans held for investment as of and for the three and nine months ended September 30, 2026.

Excluded from the estimation of the ACL as of September 30, 2026 and December 31, 2025 were $8.9 million and $9.1 million, respectively, of accrued interest attributable to loans held for investment, which is included in accrued interest receivable on the consolidated balance sheets.

The following table presents the amortized cost of collateral-dependent loans that were individually evaluated for credit losses as of the dates stated.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$10,513	$32,719
Real estate – commercial	9,183	38,940
Real estate – residential	4,834	5,567
Total collateral-dependent loans	$24,530	$77,226

The decline in collateral-dependent loans since December 31, 2025 was primarily attributable to the aforementioned change to the Bank's ACL policy effective January 1, 2026. Also contributing to the decline was a $9.9 million charge-off of the aforementioned out-of-market loans on September 30, 2026.

Acquired Loans

As of September 30, 2026 and December 31, 2025, the amortized cost of purchased credit deteriorated ("PCD") loans totaled $25.1 million and $29.8 million, respectively, with an estimated ACL of $0.2 million as of both dates. The remaining non-credit discount on PCD loans was $1.5 million and $2.0 million as of September 30, 2026 and December 31, 2025, respectively.

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

	For the three months ended September 30,
	2026			2025
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Term extension
Real estate – commercial	—	$—	0.00%	3	$472	0.06%
Real estate – residential	—	—	0.00%	1	51	0.01%
Total term extension	—	$—		4	$523

Total	—	$—		4	$523

	For the nine months ended September 30,
	2026			2025
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Interest forgiven
Real estate – residential	—	$—	0.00%	1	$139	0.02%
Total interest forgiven	—	$—		1	$139

Term extension
Commercial and industrial	—	$—	0.00%	1	$1,940	0.70%
Real estate – commercial	—	—	0.00%	3	472	0.06%
Real estate – residential	—	—	0.00%	1	51	0.01%
Total term extension	—	$—		5	$2,463

Payment deferral
Real estate – residential	2	$1,493	0.22%	—	$—	0.00%
Total payment deferral	2	$1,493		—	$—

Total	2	$1,493		6	$2,602

The following tables present additional information including the financial effects of TLMs as of and for the periods stated. The Company reported no TLMs as of and for the three months ended September 30, 2026.

	As of and for the three months ended September 30, 2025
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Real estate – commercial	13	$—	$—
Real estate – residential	15	—	—

	As of and for the nine months ended September 30, 2026
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Real estate – residential	—	$50	$—

	As of and for the nine months ended September 30, 2025
(Dollars in thousands)	Weighted Average Term Extension (Months)	Weighted Average Payment Deferral	Weighted Average Interest Forgiven
Commercial and industrial	20	$—	$—
Real estate – commercial	13	—	—
Real estate – residential	15	—	45

The following tables present an aging analysis of the amortized cost of loans designated as TLMs as of the dates stated.

	September 30, 2026
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$799	$—	$—	$2,278	$3,077
Real estate – commercial	486	—	—	—	486
Real estate – residential	225	—	241	1,866	2,332
Consumer	—	—	—	2	2
Total modified loans	$1,510	$—	$241	$4,146	$5,897

	December 31, 2025
(Dollars in thousands)	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Commercial and industrial	$2,270	$—	$—	$2,310	$4,580
Real estate – commercial	501	—	—	—	501
Real estate – residential	236	—	—	627	863
Consumer	—	—	—	6	6
Total modified loans	$3,007	$—	$—	$2,943	$5,950

As of September 30, 2026 and December 31, 2025, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of loans designated as TLMs that were modified in the preceding twelve months and had a payment default during the periods stated.

	As of and for the nine months ended September 30,
	2026			2025
(Dollars in thousands)	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category

Interest forgiveness	—	$—	0.00%	1	$139	0.02%
Real estate – residential	—	—	0.00%	—	—	0.00%
Total interest forgiveness	—	$—		1	$139

Term extension
Real estate – commercial	3	$456	0.06%	—	$—	0.00%
Real estate – residential	1	49	0.01%	—	—	0.00%
Total term extension	4	$505		—	$—

Payment deferral
Real estate – residential	2	$1,493	0.22%	—	$—	0.00%
Total payment deferral	2	$1,493		—	$—

Total	6	$1,998		1	$139

OREO

As of September 30, 2026 and December 31, 2025, OREO included a property with a carrying value of $1.4 million that served as collateral for a government guaranteed loan. The guaranteed portion of the loan (90%) is owned by the U.S. Small Business Administration ("SBA"), and the Company is obligated to remit to the SBA its share of the liquidation proceeds upon the sale of the property. Accordingly, the Company recorded a $1.2 million liability, reported in other liabilities on the Company's consolidated balance sheets as of both September 30, 2026 and December 31, 2025, representing the SBA's contractual interest in the expected proceeds from the sale of the property.

As of September 30, 2026, six residential mortgage loans with a total amortized cost of $2.4 million were in the process of foreclosure.

Note 4 – Borrowings

FHLB Borrowings

The Bank had borrowings from the FHLB totaling $236.0 million and $150.0 million at September 30, 2026 and December 31, 2025, respectively. The FHLB borrowings required the Bank to hold $13.0 million and $9.1 million of FHLB stock at September 30, 2026 and December 31, 2025, respectively, which is included in restricted equity investments on the consolidated balance sheets.

At September 30, 2026 and December 31, 2025, the Bank also had letters of credit outstanding with the FHLB in the amounts of $70.1 million and $51.2 million, respectively, of which $70.0 million and $50.0 million, respectively, were for the purpose of collateral for public deposits with the Treasury Board of the Commonwealth of Virginia as of the same respective dates. Outstanding letters of credit reduce the available balance of the borrowing facility with the FHLB.

At September 30, 2026, 1-4 family residential loans, multi-family residential loans, and commercial real estate loans classified as held for investment with a lendable value of $378.3 million and securities with a lendable value of $142.5 million were pledged for the borrowing facility with the FHLB.

At September 30, 2026 and December 31, 2025, the secured facility totaled $520.8 million and $565.5 million, respectively, based on pledged collateral. Available balances on the FHLB credit facility were $214.7 million and $364.4 million as of September 30, 2026 and December 31, 2025, respectively.

The following table presents information regarding FHLB borrowings outstanding as of the dates stated.

	September 30, 2026
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed rate credit	$50,000	3/15/2023	4.07%	3/15/2027
Fixed rate credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed rate credit	50,000	5/4/2023	3.52%	5/4/2028
Daily rate credit	86,000	7/13/2026	4.13%	5/18/2027
Total FHLB borrowings	$236,000

	December 31, 2025
(Dollars in thousands)	Balance	Origination Date	Stated Interest Rate	Maturity Date
Fixed rate credit	$50,000	3/15/2023	4.07%	3/15/2027
Fixed rate credit	50,000	5/2/2023	3.87%	5/3/2027
Fixed rate credit	50,000	5/4/2023	3.52%	5/4/2028
Total FHLB borrowings	$150,000

FRB Borrowings

The Company may obtain advances from the FRB through its Discount Window. Advances through the FRB Discount Window are secured by qualifying pledged construction and commercial and industrial loans. The Company had secured borrowing capacity with the FRB Discount Window, based on lendable value, of $43.4 million and $72.8 million as of September 30, 2026 and December 31, 2025, respectively, of which the Company had no outstanding advances as of either date.

Other Borrowings

The Company had an unsecured line of credit with a correspondent bank available for overnight borrowing, which totaled $10.0 million as of both September 30, 2026 and December 31, 2025. This line bears interest at the prevailing rates for such loans and is cancelable any time by the correspondent bank. As of both September 30, 2026 and December 31, 2025, the Company had no outstanding advances on this unsecured line.

Subordinated Notes

The Company had $0 and $14.7 million of subordinated notes, net, outstanding as of September 30, 2026 and December 31, 2025, respectively. Beginning in the third quarter of 2025, the Company's subordinated notes were comprised of a $25 million issuance in October 2019 maturing October 15, 2029 (the “2029 Notes”).

On July 15, 2025, the Company completed a $10.0 million partial redemption of the 2029 Notes, and on July 15, 2026, the Company redeemed the remainder of the 2029 Notes totaling $14.7 million. Upon the completion of this redemption, the Company had no outstanding subordinated notes. Interest expense on the 2029 Notes was ($0.1) million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively. Upon the redemption of the remaining 2029 Notes in the third quarter of 2026, the Company recognized the remaining unamortized purchase accounting adjustment, which exceeded the coupon interest expense for the period and resulted in net negative interest expense.

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

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated.

	September 30, 2026
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$168,374	$—	$168,374	$—
U.S. Treasury and agencies	63,519	—	63,519	—
State and municipal	41,107	—	41,107	—
Corporate bonds	25,643	—	25,143	500
Total securities available for sale	$298,643	$—	$298,143	$500
Other assets
Rabbi trust assets	$715	$715	$—	$—
Interest rate swap asset	1,580	—	1,580	—
Other liabilities
Deferred compensation plan	$715	$715	$—	$—
Interest rate swap liability	1,565	—	1,565	—

	December 31, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale
Mortgage backed securities	$185,087	$—	$185,087	$—
U.S. Treasury and agencies	72,538	—	72,538	—
State and municipal	44,484	—	44,484	—
Corporate bonds	30,819	—	30,819	—
Total securities available for sale	$332,928	$—	$332,928	$—
Other assets
Rabbi trust assets	$682	$682	$—	$—
Interest rate swap asset	613	—	613	—
Other liabilities
Deferred compensation plan	$682	$682	$—	$—
Interest rate swap liability	654	—	654	—

During the second quarter of 2026, one security was transferred from Level 2 to Level 3 due to the absence of observable market prices for a similar investment. As of September 30, 2026, the corporate bond, with an amortized cost of $0.5 million, was classified as a Level 3 asset in the fair value hierarchy. As of December 31, 2025, there were no securities reported as Level 3 assets in the fair value hierarchy.

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

	September 30, 2026
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$5,018	$—	$2,012	$3,006
Collateral-dependent loans	1,055	—	—	1,055
OREO	1,704	—	—	1,704

	December 31, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Other equity investments	$4,910	$—	$1,904	$3,006
Collateral-dependent loans	1,919	—	—	1,919
Loans held for sale	14,769	—	14,769	—
OREO	1,683	—	—	1,683

The following tables present quantitative information about Level 3 fair value measurements of assets measured on a nonrecurring basis as of the dates stated.

(Dollars in thousands)	Balance as of September 30, 2026	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	1,055	Selling Costs	5%
OREO
Discounted appraised value technique	1,704	Selling Costs	4% - 7%

(Dollars in thousands)	Balance as of December 31, 2025	Unobservable Input	Range
Other equity investments
Probability weighted expected return technique	$3,006	Discount Rate	20%
Collateral-dependent loans
Discounted appraised value technique	1,919	Selling Costs	5%
OREO
Discounted appraised value technique	1,683	Selling Costs	7%

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

The following tables present the estimated fair values, related carrying amounts, and valuation level of financial instruments as of the dates stated.

	September 30, 2026
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$59,995	$59,995	$59,995	$—	$—
Federal funds sold	502	502	502	—	—
Securities available for sale	298,643	298,643	—	298,143	500
Restricted equity investments	20,820	20,820	—	20,820	—
Other equity investments	5,018	5,018	—	2,012	3,006
Other investments	14,859	14,859	—	—	14,859
Loans held for investment, net	1,866,873	1,821,941	—	—	1,821,941
Accrued interest receivable	10,597	10,597	—	10,597	—
Financial Liabilities
Noninterest-bearing demand	$388,158	$388,158	$388,158	$—	$—
Interest-bearing demand and money market	611,683	611,683	—	611,683	—
Savings	101,240	101,240	—	101,240	—
Time	713,102	711,722	—	711,722	—
FHLB borrowings	236,000	237,665	—	237,665	—

	December 31, 2025
			Fair Value Measurements
(Dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$115,949	$115,949	$115,949	$—	$—
Federal funds sold	1,851	1,851	1,851	—	—
Securities available for sale	332,928	332,928	—	332,928	—
Restricted equity investments	19,016	19,016	—	19,016	—
Other equity investments	4,910	4,910	—	1,904	3,006
Other investments	20,781	20,781	—	—	20,781
Loans held for sale	14,769	14,769	—	14,769	—
Loans held for investment, net	1,846,273	1,786,730	—	—	1,786,730
Accrued interest receivable	10,787	10,787	—	10,787	—
Financial Liabilities
Noninterest-bearing demand	$398,541	$398,541	$398,541	$—	$—
Interest-bearing demand and money market	612,648	612,648	—	612,648	—
Savings	100,346	100,346	—	100,346	—
Time	799,627	802,308	—	802,308	—
FHLB borrowings	150,000	150,116	—	150,116	—
Subordinated notes, net	14,716	13,905	—	—	13,905

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

The Company adopted Accounting Standards Codification 326, Financial Instruments - Credit Losses (referred to herein as "current expected credit losses" or "CECL") effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings (the "CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital was 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report. The CECL Transitional Amount was $8.1 million and was fully phased in the first quarter of 2026 as a reduction to the regulatory capital amounts and ratios. The full $8.1 million reduction is reflected as of September 30, 2026, compared to a $6.1 million reduction as of December 31, 2025.

The following tables present the capital ratios to which the Bank is subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable.

	September 30, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$284,718	15.96%	$187,314	10.50%	$178,395	10.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$263,324	14.76%	$151,643	8.50%	$142,723	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$263,324	14.76%	$124,883	7.00%	$115,962	6.50%
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$263,324	11.25%	$93,626	4.00%	$117,033	5.00%

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,784	19.16%	$186,188	10.50%	$177,322	10.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$150,724	8.50%	$141,858	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$124,125	7.00%	$115,259	6.50%
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$322,320	13.04%	$98,859	4.00%	$123,574	5.00%

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, the Company had outstanding loan commitments of $326.2 million and $247.2 million, respectively. Of these amounts, $34.2 million and $35.2 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2026 and December 31, 2025, commitments under outstanding financial stand-by letters of credit totaled $9.2 million and $6.3 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three and nine months ended September 30, 2026, the Company recorded $0.5 million and $1.0 million, respectively, of provision for credit losses for unfunded commitments due to an increase in committed but unfunded lines of credit to commercial construction borrowers. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $1.8 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At September 30, 2026 and December 31, 2025, the Company had future commitments outstanding totaling $4.3 million and $4.9 million, respectively, related to these investments.

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

Stock-based compensation expense for employees, reported as a component of salaries and employee benefits in the consolidated statements of operations, was $0.1 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, compared to $1.2 million and $3.5 million for the same comparative periods of 2025.

Stock-based compensation expense for directors, reported as a component of other noninterest expense in the consolidated statements of operations, was $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, compared to $0 and $0.1 million for the same comparative periods of 2025.

Total unrecognized compensation expense related to time-based RSAs and PSAs as of September 30, 2026 totaled $1.6 million. The ultimate amount of expense recognized is dependent upon the achievement of performance goals, which are generally established for specific fiscal years.

The following table presents the activity in time-based RSAs and PSAs as of and for the periods stated.

	Time-based RSAs		PSAs
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Shares unvested and outstanding, December 31, 2025	469,920	$3.44	3,453,259	$3.62
Canceled (1)	—	—	(680,000)	3.54
Granted	79,863	3.71	680,000	3.95
Vested (2)	(195,778)	3.95	(566,668)	3.54
Forfeited (3)	(108,219)	2.97	(1,819,899)	3.76
Shares unvested and outstanding, September 30, 2026	245,786	$3.33	1,066,692	$3.72

(1) Canceled shares were the result of plan limitations and/or award design.
(2) Of vested shares, shares totaling 143,956 were withheld as payment of taxes for the nine months ended September 30, 2026.
(3) Unvested shares were forfeited upon separation of service or due to not meeting performance condition(s).

Note 9 – Earnings Per Share

The following table shows the calculation of basic and diluted earnings per share ("EPS"), the weighted average number of shares outstanding used in computing EPS, the effect on the weighted average number of shares outstanding of dilutive potential common stock for the periods stated, and the weighted average number of securities excluded from the computation of diluted EPS because their effects would have been anti-dilutive. As a result of the net loss reported for both the three and nine months ended September 30, 2026, all weighted average potentially dilutive securities have been excluded from the calculation of diluted EPS.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net (loss) income	$(4,164)	$5,603	$(4,623)	$6,465

Weighted average common shares outstanding, basic	88,620,935	88,547,750	88,487,003	87,612,199
Potentially dilutive securities
PSAs	—	952,496	—	371,911
Warrants	—	9,883,833	—	8,605,612
Weighted average common shares outstanding, dilutive	88,620,935	99,384,079	88,487,003	96,589,722

Basic and diluted (loss) earnings per common share	$(0.05)	$0.06	$(0.05)	$0.07

Weighted average anti-dilutive securities excluded from diluted EPS
PSAs	504,666	—	490,262	1,613
Stock options	18,058	19,933	18,395	21,544
Warrants	24,115,999	—	24,214,051	—
Total weighted average anti-dilutive securities	24,638,723	19,933	24,722,708	23,157

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

The CODM evaluates the Company's performance based on net income (loss) and other measures of profitability, in order to evaluate staffing levels and assess resources for allocation to projects, and makes informed decisions on whether the Company's activities should be modified to align with the Company’s overall near- and long-term strategies. The CODM is regularly provided with revenue and expense information at a level consistent with that disclosed in the Company's consolidated statements of operations.

Note 11 – Legal Matters

In the ordinary course of operations, the Company is party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate and excluding those noted below, will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

On October 19, 2026, a purported shareholder of the Company filed an individual lawsuit against the Company and members of the Company’s board of directors in the United States District Court for the Northern District of Illinois (Bosley v. Blue Ridge Bankshares, Inc. et al. No. 26-cv-12818) alleging, among other things, that the registration statement on Form S-4 filed by HomeTrust in connection with the Merger omits or misrepresents allegedly material information in violation of federal securities laws. This complaint seeks relief enjoining the vote on the Merger and the Merger Agreement, attorneys’ and experts’ fees, and other remedies. The Company believes the plaintiff’s claims are without merit.

On December 20, 2024, a former Deputy Bank Secrecy Act Officer and manager at the Bank filed suit against the Company and the Company’s and the Bank’s Chief Executive Officer, in the Circuit Court of the City of Richmond (Virginia) alleging that she was retaliated against and constructively discharged in violation of the Virginia Whistleblower Protection Act, Va. Code § 40.1-27.3, and Bowman v. State Bank of Keysville, 331 S.E.2d 797 (Va. 1985). On December 30, 2024, the Company removed the matter to the United States District Court for the Eastern District of Virginia, where it subsequently filed a motion to dismiss. On July 18, 2025, the court granted the Company’s motion to dismiss. The case caption in the district court is Porter v. Blue Ridge Bankshares, Inc. (No. 3:24-cv-909 (E.D. Va.)). On August 15, 2025, the plaintiff appealed the dismissal of her claims to the U.S. Court of Appeals for the Fourth Circuit, Case No. 25-1970, asserting various violations of law. On August 7, 2026, the U.S. Court of Appeals for the Fourth Circuit affirmed the dismissal of Porter’s claims at the District Court level and her time for further appeal has lapsed. Porter’s claims have been extinguished with prejudice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and the results of the Company's operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations for the balance of 2026, or for any other period. As used in this report, the terms “the Company,” “we,” “us,” and “our” refer to Blue Ridge Bankshares, Inc. and its consolidated subsidiaries. The term “Bank” refers to Blue Ridge Bank, National Association.

Cautionary Note About Forward-Looking Statements

The Company makes certain forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of management’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words of similar meaning. These forward-looking statements also include statements regarding the Company’s pending merger with HomeTrust Bancshares, Inc. (“HomeTrust”) pursuant to the Agreement and Plan of Merger dated August 16, 2026 (the “Merger Agreement”) by and among the Company, HomeTrust and Kinloch Merger Sub, Inc. (“Merger Sub”). The Company cautions that the forward-looking statements are based largely on management’s expectations and are subject to a number of known and unknown risks and uncertainties that may change based on factors which are, in many instances, beyond its control. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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
•
the timing and completion of the proposed merger with HomeTrust is dependent on the satisfaction of customary closing conditions, and various other factors that cannot be predicted with precision at this point;
•
the occurrence of any event, change or other circumstance that could give rise to the right of HomeTrust, the Company or both to terminate the Merger Agreement;
•
completion of the proposed merger with HomeTrust is subject to bank regulatory approvals and such approvals may not be obtained in a timely manner or at all or may be subject to conditions which may cause additional significant expense or delay the consummation of the proposed merger;
•
potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger with HomeTrust;
•
the diversion of attention and time by the management team of the Company from ongoing business operations and opportunities on merger-related matters;

•
the outcome of any legal proceedings related to the proposed merger with HomeTrust, which have been and may be instituted against the Company;
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
•
the usage of advances and changes in technology and social media to develop timely and competitive products and services, and the acceptance of these products and services by new and existing customers;
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

Pending Merger with HomeTrust Bancshares, Inc.

On August 16, 2026, the Company, HomeTrust, and Merger Sub, a wholly owned subsidiary of HomeTrust, entered into the Merger Agreement, which was jointly announced on August 17, 2026. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation, and immediately following the Merger, the Company will merge with and into HomeTrust, with HomeTrust continuing as the surviving corporation, and then the Bank will merge with and into HomeTrust Bank, the wholly owned bank subsidiary of HomeTrust, with HomeTrust Bank as the surviving bank.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of the Company's common stock issued and outstanding will be converted into the right to receive 0.086 of a share of HomeTrust common stock, plus cash in lieu of any fractional shares.

In connection with the Merger Agreement, the Company offered holders of outstanding warrants to purchase the Company’s common stock (the “Warrants”) the opportunity to enter into warrant conversion agreements that provide for the automatic cashless exercise of the Warrants immediately prior to the effective time of the Merger, with the resulting shares of the Company’s common stock converted into the right to receive the merger consideration. As of September 30, 2026, holders of Warrants to purchase an aggregate of 11,356,000 shares of the Company's common stock, representing approximately 47% of outstanding Warrants, had executed warrant conversion agreements. Outstanding Warrants not subject to warrant conversion agreements will be assumed by HomeTrust at the effective time of the Merger in accordance with their terms.

Based on the number of shares of the Company's common stock outstanding and reserved for issuance and the number of shares underlying Warrants subject to warrant conversion agreements, HomeTrust expects to issue approximately 8,314,956 shares of HomeTrust common stock to the Company's shareholders in the Merger. Following completion of the Merger, former shareholders of the Company are expected to own approximately 35% of HomeTrust's outstanding common stock, with existing HomeTrust stockholders owning approximately 65%.

The Merger Agreement contains customary representations, warranties, covenants and closing conditions, including receipt of required regulatory approvals, approval of the Merger Agreement by the Company's shareholders and approval of the issuance of HomeTrust common stock in connection with the Merger by HomeTrust's stockholders. The Merger Agreement also provides for a termination fee of $18.0 million payable by either party under certain specified circumstances.

Subject to receipt of required approvals and satisfaction of other closing conditions, the Merger is anticipated to close in the first quarter of 2027.

Merger-related expenses, including legal and investment banking fees, are presented separately on the consolidated statements of operations for the three and nine months ended September 30, 2026.

Special Cash Dividend and Warrants

On March 30, 2026, the Company announced a special cash dividend of $0.60 per share of the Company's common stock totaling approximately $54.1 million, of which $53.2 million was paid on April 27, 2026 to shareholders of record as of the close of business on April 13, 2026.

On March 30, 2026, the Company announced that the holders of outstanding Warrants representing a majority of shares of common stock underlying such Warrants approved an amendment and restatement of the Warrants (the

"Warrant Amendment"). Pursuant to the Warrant Amendment, in connection with certain cash distributions to holders of the Company's common stock while the Warrants are outstanding, the per share exercise price of each Warrant is reduced by the per share dividend amount in lieu of cash distributions to Warrant holders, including the special cash dividends of $0.25 per share paid in November 2025 and $0.60 per share paid in April 2026. As a result, the previously accrued $6.1 million (for dividends to be paid upon exercise of the Warrants) was reversed in the first quarter of 2026, and, upon execution of the amended and restated Warrants, the strike price of the Warrants reduces to $1.65 per common share.

The table below presents information pertaining to the Warrants as of and for the periods stated.

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2025	21,895,999	2,424,000	24,319,999
Warrants exercised	—	—	—
Balance, March 31, 2026	21,895,999	2,424,000	24,319,999
Warrants exercised	(204,000)	—	(204,000)
Balance, June 30, 2026	21,691,999	2,424,000	24,115,999
Warrants exercised	—	—	—
Balance, September 30, 2026	21,691,999	2,424,000	24,115,999
Remaining exercise term (years) as of September 30, 2026	2.51	2.70

	Warrants Issued April 3, 2024	Warrants Issued June 13, 2024	Total Warrants
Balance, December 31, 2024	29,027,999	2,424,000	31,451,999
Warrants exercised	(2,762,000)	—	(2,762,000)
Balance, March 31, 2025	26,265,999	2,424,000	28,689,999
Warrants exercised	(1,016,000)	—	(1,016,000)
Balance, June 30, 2025	25,249,999	2,424,000	27,673,999
Warrants exercised	(125,000)	—	(125,000)
Balance, September 30, 2025	25,124,999	2,424,000	27,548,999

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

Comparison of Financial Condition as of September 30, 2026 and December 31, 2025

Total assets were $2.34 billion as of September 30, 2026, a decrease of $89.5 million from $2.43 billion as of December 31, 2025. Most of this decrease was attributable to a decrease in cash and due from banks ($56.0 million), securities available for sale ($34.3 million), and loans held for sale ($14.8 million). Partially offsetting these decreases was an increase in loans held for investment ($20.9 million). The decline in cash and due from banks was primarily attributable to the special cash dividend totaling $53.2 million paid in the second quarter of 2026. The decline in available for sale securities was due to bonds called or matured ($16.7 million), portfolio amortization ($22.9 million), and unrealized losses ($5.9 million), partially offset by bond purchases ($11.1 million).

The decline in loans held for sale reflected the Company's complete exit from its indirect fintech lending activities in the first quarter of 2026. During the second quarter of 2026, the Company partnered with a third-party residential mortgage originator, whereby the Company purchases adjustable-rate mortgage loans originated generally within its market area. The increase in loans held for investment was primarily driven by growth in residential mortgages arising from this agreement. Purchases under this program totaled $71.9 million during the third and second quarters of 2026, inclusive of purchase premiums. This program provides a primary mortgage product to the Company's consumer customers. The allowance for credit losses ("ACL") was $19.7 million and $19.4 million as of September 30, 2026 and December 31, 2025, respectively.

Total deposits were $1.81 billion as of September 30, 2026, a decrease of $97.0 million from December 31, 2025. The decline was primarily due to an $81.9 million decrease in brokered time deposits. Excluding the decline in brokered deposits, deposits decreased $15.1 million in the nine months ended September 30, 2026. Borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") increased $86.0 million to $236.0 million as of September 30, 2026.

Total stockholders’ equity decreased by $56.1 million to $267.6 million as of September 30, 2026, from $323.7 million at December 31, 2025, primarily due to the special cash dividend ($54.1 million) announced March 30, 2026.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026, the Company reported a net loss of $4.2 million, or ($0.05) per diluted common share, compared to net income of $5.6 million, or $0.06 per diluted common share, for the same period of 2025. Net loss for the three months ended September 30, 2026 included an after-tax provision for credit losses of $6.6 million, compared to an after-tax benefit for recovery of credit losses of $1.4 million for the same period of 2025. Provision for credit losses for the three months ended September 30, 2026 was primarily due to loans associated with a single out-of-market relationship originated prior to 2024. Net loss for the three months ended September 30, 2026 also included after-tax merger-related expenses of $0.9 million. The 2025 period included $2.3 million of after-tax loan fee income due to the payoff of the Company's largest previously criticized out-of-market loan.

For the nine months ended September 30, 2026, the Company reported a net loss of $4.6 million, or ($0.05) per diluted common share, compared to net income of $6.5 million, or $0.07 per diluted common share, for the same period of 2025. Net loss for the nine months ended September 30, 2026 included an after-tax provision for (recovery of) credit losses, severance expenses, and merger-related expenses of $9.3 million, $1.7 million, and $0.9 million, respectively, compared to ($2.0) million, $0.9 million, and $0, respectively, for the same period of 2025. The majority of the $9.3 million of after-tax provision for credit losses in the 2026 period was attributable to the aforementioned out-of-market loans originated prior to 2024. The 2025 period included $2.7 million of after-tax loan fee income due to the payoff of the aforementioned out-of-market loan relationship.

Net Interest Income. Net interest income is the excess of interest earned on loans, investments, and other interest-earning assets less the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet size, changes in interest rates, and changes in the mix of investments, loans, deposits, and borrowings. Net interest income for the three and nine months ended September 30, 2026 was $17.4 million and $50.9 million, respectively, a decline of $4.5 million and $9.9 million from the same respective periods in 2025, primarily due to declines in average loan balances.

The following table presents the average balance sheets for the three months ended September 30, 2026 and 2025. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the three months ended September 30,
	2026			2025			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$321,933	$2,407	2.99%	$343,765	$2,728	3.17%	$(321)	$(173)	$(148)
Tax-exempt securities (3)	11,701	97	3.32%	12,216	87	2.85%	10	(4)	14
Total securities	333,634	2,504	3.00%	355,981	2,815	3.16%	(311)	(177)	(134)
Interest-earning deposits in other banks	47,894	395	3.30%	129,766	1,383	4.26%	(988)	(873)	(115)
Federal funds sold	1,757	17	3.86%	3,331	36	4.32%	(19)	(17)	(2)
Loans held for sale	—	—	—	16,074	1,059	26.35%	(1,059)	(1,059)	—
Loans held for investment (4,5,6)	1,876,615	26,470	5.64%	1,932,390	30,940	6.40%	(4,470)	(893)	(3,577)
Total average interest-earning assets	2,259,900	29,386	5.20%	2,437,542	36,233	5.95%	(6,847)	(3,019)	(3,829)
Less: allowance for credit losses	(21,853)			(22,138)
Total noninterest-earning assets	100,111			120,449
Total average assets	$2,338,158			$2,535,853
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$705,575	$3,229	1.83%	$732,103	$3,789	2.07%	$(560)	$(137)	$(423)
Time (7)	743,983	6,973	3.75%	838,825	8,712	4.15%	(1,739)	(985)	(754)
Total interest-bearing deposits	1,449,558	10,202	2.82%	1,570,928	12,501	3.18%	(2,299)	(1,122)	(1,177)
FHLB borrowings	193,413	1,899	3.93%	150,000	1,463	3.90%	436	423	13
Subordinated notes and other borrowings (8)	4,790	(143)	(11.94)%	18,087	338	7.47%	(481)	(248)	(233)
Total average interest-bearing liabilities	1,647,761	11,958	2.90%	1,739,015	14,302	3.29%	(2,344)	(947)	(1,397)
Noninterest-bearing demand deposits	389,294			419,612
Other noninterest-bearing liabilities	25,416			31,868
Stockholders' equity	275,687			345,358
Total average liabilities and stockholders’ equity	$2,338,158			$2,535,853
Net interest income and margin (9)		$17,428	3.08%		$21,931	3.60%	$(4,503)	$(2,071)	$(2,432)
Cost of funds (10)			2.35%			2.65%
Net interest spread (11)			2.30%			2.66%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21.96% and 22.32% income tax rate for the three months ended September 30, 2026 and 2025, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $324 thousand and $453 thousand for the three months ended September 30, 2026 and 2025, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $0 and $22 thousand for the three months ended September 30, 2026 and 2025, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $188 thousand and $18 thousand for the three months ended September 30, 2026 and 2025, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by average total interest-bearing liabilities and average non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average balances of interest-earning assets decreased $177.6 million to $2.26 billion for the three months ended September 30, 2026 from $2.44 billion for the same period of 2025. This decrease reflected lower average balances of loans held for investment and interest-earning deposits in other banks, which decreased $55.8 million and $81.9 million, respectively, partially reflective of the reduction of out-of-market loans and lower balances of cash on deposit at the Federal Reserve Bank. The yield on average loans held for investment was 5.64% and 6.40% for the third quarters of 2026 and 2025, respectively. During the third quarter of 2025, fee income of $3.0 million was realized from the payoff of the aforementioned out-of-market loan, which positively affected the yield on loans held for investment by 62 basis points. Accretion of discounts on acquired loans had a seven and nine basis point positive effect on loans held for investment yields for the third quarters of 2026 and 2025, respectively. The exit of fintech lending operations in early 2026, represented by loans held for sale, contributed to the decline in yields on interest-earning assets for the 2026 period.

Average balances of interest-bearing liabilities decreased $91.3 million to $1.65 billion for the three months ended September 30, 2026 from $1.74 billion for the same period of 2025. The decrease was primarily due to a $121.6 million reduction of average balances of brokered deposits, reported in time deposits, and a $13.3 million reduction in subordinated notes and other borrowings due to the Company's redemption of its subordinated notes in the late second and early third quarters of 2025 and early third quarter of 2026, partially offset by a $43.4 million increase in average balances of FHLB borrowings.

Cost of deposits was 2.22% for the three months ended September 30, 2026, compared to 2.51% for the same period of 2025, while cost of funds was 2.35% and 2.65%, for the respective periods. Lower cost of deposits and funds in the third quarter of 2026 relative to the year-ago period were primarily due to the reduction in average balances of higher cost brokered deposits paid off upon maturity and the redemption of the Company's subordinated notes. The recognition of an unamortized purchase accounting adjustment in the third quarter of 2026 upon the redemption of the Company's subordinated notes maturing October 15, 2029 (the "2029 Notes") decreased cost of funds by four basis points. Cost of deposits, excluding brokered deposits, was 1.98% for the third quarter of 2026 compared to 2.13% for the third quarter of 2025.

Net interest income (on a taxable equivalent basis) for the three months ended September 30, 2026 was $17.4 million, compared to $21.9 million for the same period in 2025. Interest income declined $6.8 million to $29.4 million for the three months ended September 30, 2026 from the same period of 2025, primarily due to a combined $153.7 million decline in average balances of loans held for investment, loans held for sale, and interest-earning deposits in other banks. Additionally, interest income for the 2025 period included $3.0 million of fee income upon the payoff of the aforementioned out-of-market loan. Interest expense declined $2.3 million to $12.0 million for the three months ended September 30, 2026, largely driven by lower average balances of brokered deposits, which declined $121.6 million from the same period of 2025. Net interest margin was 3.08% and 3.60% for the third quarters of 2026 and 2025, respectively. For the third quarter of 2025, the aforementioned loan fee income of $3.0 million had a 49 basis point positive effect on net interest margin.

The following table presents the average balance sheets for the nine months ended September 30, 2026 and 2025. Also shown are the amounts of interest earned on interest-earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, as well as a volume and rate analysis of changes in net interest income for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	For the nine months ended September 30,
	2026			2025			Total Increase/	Increase/(Decrease) Due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	(Decrease)	Volume (2)	Rate (2)
Average Assets
Taxable securities	$333,425	$7,425	2.97%	$335,265	$7,721	3.07%	$(296)	$(42)	$(254)
Tax-exempt securities (3)	11,931	288	3.22%	12,344	250	2.70%	38	(8)	46
Total securities	345,356	7,713	2.98%	347,609	7,971	3.06%	(258)	(51)	(207)
Interest-earning deposits in other banks	91,094	2,340	3.43%	139,943	4,440	4.23%	(2,100)	(1,550)	(550)
Federal funds sold	1,794	50	3.72%	1,866	60	4.29%	(10)	(2)	(8)
Loans held for sale	1,547	319	27.49%	23,177	3,819	21.97%	(3,500)	(3,564)	64
Loans held for investment (4,5,6)	1,851,756	77,241	5.56%	2,014,767	90,065	5.96%	(12,824)	(7,287)	(5,537)
Total average interest-earning assets	2,291,547	87,663	5.10%	2,527,362	106,355	5.61%	(18,692)	(12,454)	(6,238)
Less: allowance for credit losses	(20,115)			(22,656)
Total noninterest-earning assets	104,723			124,101
Total average assets	$2,376,155			$2,628,807
Average Liabilities and Stockholders’ Equity:
Interest-bearing demand, money market, and savings	$697,612	$9,265	1.77%	$727,333	$10,301	1.89%	$(1,036)	$(421)	$(615)
Time (7)	783,024	22,280	3.79%	910,703	29,194	4.27%	(6,914)	(4,093)	(2,821)
Total interest-bearing deposits	1,480,636	31,545	2.84%	1,638,036	39,495	3.21%	(7,950)	(4,514)	(3,436)
FHLB borrowings	164,630	4,778	3.87%	150,000	4,342	3.86%	436	423	13
Subordinated notes and other borrowings (8)	11,363	421	4.94%	30,732	1,720	7.46%	(1,299)	(1,084)	(215)
Total average interest-bearing liabilities	1,656,629	36,744	2.96%	1,818,768	45,557	3.34%	(8,813)	(5,174)	(3,639)
Noninterest-bearing demand deposits	391,296			439,589
Other noninterest-bearing liabilities	35,741			32,335
Stockholders' equity	292,489			338,115
Total average liabilities and stockholders’ equity	$2,376,155			$2,628,807
Net interest income and margin (9)		$50,919	2.96%		$60,798	3.21%	$(9,879)	$(7,280)	$(2,599)
Cost of funds (10)			2.39%			2.69%
Net interest spread (11)			2.14%			2.27%

(1) Annualized.
(2) Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Computed on a fully taxable equivalent basis assuming a 21.96% and 22.32% income tax rate for the nine months ended September 30, 2026 and 2025, respectively.
(4) Includes deferred loan fees/costs.
(5) Non-accrual loans have been included in the computations of average loan balances.
(6) Includes accretion of fair value adjustments (discounts) on acquired loans of $0.6 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.
(7) Includes amortization of fair value adjustments (premiums) on assumed time deposits of $1 thousand and $82 thousand for the nine months ended September 30, 2026 and 2025, respectively.
(8) Includes amortization of fair value adjustments (premiums) on assumed subordinated notes of $216 thousand and $67 thousand for the nine months ended September 30, 2026 and 2025, respectively.
(9) Net interest margin is net interest income divided by average interest-earning assets.
(10) Cost of funds is total interest expense divided by average total interest-bearing liabilities and average non-interest bearing demand deposits.
(11) Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Average interest-earning assets were $2.29 billion for the nine months ended September 30, 2026, compared to $2.53 billion for the same period of 2025, a $235.8 million decrease. This decrease was primarily due to declines in average balances of loans held for investment and loans held for sale, which decreased $163.0 million and $21.6 million, respectively, partially reflective of the reduction of out-of-market loans held for investment and the exit of fintech lending operations. Total interest income (on a taxable equivalent basis) decreased $18.7 million for the nine months ended September 30, 2026 from the same period of 2025, primarily due to loan portfolio reductions, while the yield on interest-earning assets declined 51 basis points. The yield on average loans held for investment was 5.56% and 5.96% for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2025, interest income on loans held for investment included $3.5 million of fee income from the payoff of the aforementioned out-of-market loan, which had a 23 basis point positive effect on the yield on loans held for investment. Accretion of discounts on acquired loans had a five and eight basis point positive effect on yield on loans held for investment for the nine months ended September 30, 2026 and September 30, 2025, respectively. The exit of fintech lending also contributed to the decline in yields for the comparative periods.

Average interest-bearing liabilities were $1.66 billion for the nine months ended September 30, 2026, compared to $1.82 billion for the same period of 2025, a $162.1 million decrease. Interest expense decreased by $8.8 million to $36.7 million for the nine months ended September 30, 2026, compared to the same period of 2025, driven primarily by the decline in higher-cost brokered deposits over the same respective periods.

Cost of deposits was 2.25% for the nine months ended September 30, 2026, compared to 2.53% for the same period of 2025, while cost of funds decreased to 2.39% for the nine months ended September 30, 2026 from 2.69% for same period of 2025. Lower cost of deposits and funds in the 2026 period was primarily the result of the payoff of higher cost brokered time deposits at maturity. Cost of deposits, excluding brokered deposits, was 1.97% for the nine months ended September 30, 2026 compared to 2.12% for the same period of 2025.

Net interest income (on a taxable equivalent basis) was $50.9 million for the nine months ended September 30, 2026, compared to $60.8 million for the same period in 2025. Net interest margin was 2.96% and 3.21% for the nine months ended September 30, 2026 and 2025, respectively. Loan fee income from the aforementioned paid off loan had a positive 18 basis point effect on net interest margin for the nine months ended September 30, 2025.

Provision for (Recovery of) Credit Losses. A provision for credit losses on loans of $8.0 million was reported for the three months ended September 30, 2026, while a recovery of credit losses on loans of $1.8 million was reported for the three months ended September 30, 2025. The provision for credit losses on loans for the third quarter of 2026 was primarily driven by reserve needs for the previously-mentioned out-of-market loans originated prior to 2024. The recovery of credit losses on loans for the third quarter of 2025 was primarily attributable to loan portfolio reductions and recoveries of loans charged-off in prior periods.

A provision for credit losses on loans of $10.9 million and a recovery of credit losses on loans of $2.5 million were reported for the nine months ended September 30, 2026 and 2025, respectively. The provision for the nine months ended September 30, 2026 included $9.9 million attributable to the same out-of-market loans.

A provision for credit losses on unfunded commitments was $0.5 million and $1.0 million for the three and nine months ended September 30, 2026, respectively. The provisions were due to an increase in committed but unfunded lines of credit to commercial construction borrowers. There was no provision for credit losses on unfunded commitments in the same respective periods of 2025.

Noninterest Income. The following tables present a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the three months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	Change $	Change %
Service charges on deposit accounts	$673	$725	$(52)	(7.2%)
Bank and purchase card interchange income, net	679	567	112	19.8%
Wealth and trust management fees	524	458	66	14.4%
Income on sale of mortgage servicing rights ("MSRs")	87	737	(650)	(88.2%)
Other	632	1,346	(714)	(53.0%)
Total noninterest income	$2,595	$3,833	$(1,238)	(32.3%)

	For the nine months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	Change $	Change %
Service charges on deposit accounts	$1,947	$1,903	$44	2.3%
Bank and purchase card interchange income, net	1,844	1,760	84	4.8%
Wealth and trust management fees	1,508	1,321	187	14.2%
Income on sale of MSRs	87	1,026	(939)	(91.5%)
Other	1,327	4,139	(2,812)	(67.9%)
Total noninterest income	$6,713	$10,149	$(3,436)	(33.9%)

The decline in other noninterest income for the three months ended September 30, 2026, compared to the same period of 2025 was primarily attributable to the absence of $0.2 million in income recognized in the prior-year period from an other equity method investment made in 2022 and liquidated in the second quarter of 2026, as well as $0.3 million decline in swap transaction fees.

The decline in other noninterest income for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily attributable to a $0.8 million decline in residential mortgage banking income following the sale of the Company's mortgage division in the first quarter of 2025. Additionally, income from an equity method investment made in 2022 declined $1.2 million, which included a $0.6 million loss recognized upon its liquidation in the second quarter of 2026.

Noninterest Expense. The following tables present a summary of noninterest expense and the dollar and percentage change for the periods stated.

	For the three months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	Change $	Change %
Salaries and employee benefits	$7,882	$11,388	$(3,506)	(30.8%)
Occupancy and equipment	1,065	1,190	(125)	(10.5%)
Technology and communication	1,923	2,314	(391)	(16.9%)
Legal and regulatory filings	222	1,008	(786)	(78.0%)
Advertising and marketing	451	267	184	68.9%
Audit fees	121	161	(40)	(24.8%)
FDIC insurance	236	239	(3)	(1.3%)
Intangible amortization	181	223	(42)	(18.8%)
Other contractual services	317	645	(328)	(50.9%)
Other taxes and assessments	805	895	(90)	(10.1%)
Merger-related expenses	1,155	—	1,155	100.0%
Other	1,517	1,711	(194)	(11.3%)
Total noninterest expense	$15,875	$20,041	$(4,166)	(20.8%)

	For the nine months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	Change $	Change %
Salaries and employee benefits	$27,967	$36,998	$(9,031)	(24.4%)
Occupancy and equipment	3,366	3,700	(334)	(9.0%)
Technology and communication	5,826	7,663	(1,837)	(24.0%)
Legal and regulatory filings	1,281	1,842	(561)	(30.5%)
Advertising and marketing	1,639	586	1,053	179.7%
Audit fees	602	1,198	(596)	(49.7%)
FDIC insurance	974	2,363	(1,389)	(58.8%)
Intangible amortization	574	701	(127)	(18.1%)
Other contractual services	863	1,673	(810)	(48.4%)
Other taxes and assessments	2,475	2,771	(296)	(10.7%)
Merger-related expenses	1,155	—	1,155	100.0%
Other	3,785	5,506	(1,721)	(31.3%)
Total noninterest expense	$50,507	$65,001	$(14,494)	(22.3%)

As the Company transitioned to a more traditional community banking model and remediated the requirements under the consent order with the Bank's primary regulator, which was terminated in the fourth quarter of 2025, the number of employees decreased from 311 as of September 30, 2025 to 255 as of September 30, 2026, or by 18%. As a result, the Company reported lower expenses for salaries and employee benefits and technology and communication costs. Included in salaries and employee benefits expense for the three and nine months ended September 30, 2026 were severance costs of $0 and $2.1 million, respectively, compared to $0.1 million and $1.1 million for the same respective periods of 2025. The decline in Federal Deposit Insurance Corporation ("FDIC") insurance premiums primarily reflected lower assessment rates for the 2026 periods relative to the 2025 periods. The decline in other noninterest expense for the nine-months ended September 30, 2026 relative to the same period of 2025 was primarily due to lower third-party loan servicing costs and losses on the repurchase of loans previously sold. These declines were partially offset by higher advertising and marketing expenses for the 2026 periods, which were the result of marketing campaigns designed to drive growth and which were launched in the second half of 2025. Additionally, $1.2 million of merger-related expenses were reported for the three and nine months ended September 30, 2026.

Income Tax Expense. For the three and nine months ended September 30, 2026, the effective income tax rates were 3.7% and 4.5%, respectively, compared to 25.3% and 22.9% for the three and nine months ended September 30, 2025, respectively. The lower effective income tax rates for the 2026 periods were primarily attributable to limitations on the tax deductibility of compensation and certain merger-related expenses.

Analysis of Financial Condition

Loan Portfolio. The Company makes loans to commercial entities and individuals. Loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan and the creditworthiness of the borrower. Credit risk tends to be geographically concentrated in that a majority of the loans are to borrowers located in the markets served by the Company. All loans are underwritten within specific lending policy guidelines that are established to maximize the Company’s profitability within an acceptable level of business risk.

The following table presents the Company’s loan portfolio by category of loan and the percentage of loans in each category to total loans as of the dates stated.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and industrial	$270,476	14.4%	$282,745	15.2%
Real estate – construction, commercial	63,780	3.4%	51,738	2.8%
Real estate – construction, residential	28,474	1.5%	31,772	1.7%
Real estate – commercial	805,743	42.8%	824,721	44.2%
Real estate – residential	686,488	36.4%	636,743	34.2%
Real estate – farmland	4,286	0.2%	4,580	0.2%
Consumer	25,260	1.3%	32,213	1.7%
Gross loans held for investment	1,884,507	100.0%	1,864,512	100.0%
Deferred costs, net of loan fees	2,089		1,205
Gross loans held for investment, net of deferred costs	1,886,596		1,865,717
Less: allowance for credit losses	(19,723)		(19,444)
Net loans	$1,866,873		$1,846,273
Loans held for sale (not included in totals above)	$—		$14,769

The Company has pledged certain qualifying loans as collateral for borrowing facilities. Commercial and residential mortgages totaling $658.2 million and $695.1 million were pledged with the FHLB as of September 30, 2026 and December 31, 2025, respectively. Construction and commercial and industrial loans totaling $56.1 million and $109.3 million as of September 30, 2026 and December 31, 2025, respectively, were pledged with the Federal Reserve Bank of Richmond (“FRB”) Discount Window.

The following table presents the Company’s portfolio of commercial real estate loans by property type as of the dates stated.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate – owner occupied	$175,297	21.8%	$166,683	20.2%
Commercial real estate – non-owner occupied
Hospitality	159,606	19.8%	154,077	18.7%
Multi-family	205,740	25.5%	217,130	26.3%
Retail	91,456	11.4%	94,821	11.5%
Office	55,804	6.9%	55,650	6.7%
Mixed use	45,154	5.6%	42,886	5.2%
Warehouse and industrial	33,665	4.2%	40,136	4.9%
Other	39,021	4.8%	53,338	6.5%
Total real estate – commercial	$805,743	100.0%	$824,721	100.0%

While the Federal Reserve has reduced the target Fed Funds rate by 150 basis points from the peak in 2024, the current interest rate environment has heightened lending risk due to a higher rate environment than had existed when loans may have been originated, particularly for commercial real estate ("CRE") loans. Potential negative impacts may include higher debt service burdens for floating rate loans and fixed rate loans originated in a lower rate environment that reprice or mature, requiring renewal or refinancing. As these loans mature, they may be repriced at higher interest rates leading to increased debt service costs that can strain borrowers' ability to meet payment obligations. In some cases, the higher cost of refinancing may lead to loan defaults, particularly if property cash flows have not increased relatively.

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

The Bank’s credit administration department led by the Chief Credit Officer performs periodic analyses of emerging trends by geography and property type where the Bank has larger concentrations by CRE property type. These analyses include all real estate property types and geographic markets represented in the loan portfolio and are provided to the Bank's board of directors to assess whether the CRE lending strategy and risk appetite continue to be appropriate, considering changes in local market conditions and the Bank’s exposure to collateral type concentrations. Also, concentration limits by real estate collateral type are approved and monitored by the Bank's board of directors. As of September 30, 2026, the Bank was in compliance with board approved limits.

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2026. Loans shown in the one year or less column are term loans that have a stated maturity date within twelve months. Variable rate loans reprice at various intervals (monthly or quarterly) and the rate is tied to a published index such as the Fed Prime rate, U.S. Treasury bond indices, or the Secured Overnight Financing Rate.

			Variable rate				Fixed rate
(Dollars in thousands)	Total Maturities	One Year or Less	Total	1-5 years	5-15 years	More than 15 years	Total	1-5 years	5-15 years	More than 15 years
Commercial and industrial	$270,476	$40,371	$127,966	$99,413	$25,923	$2,630	$102,139	$40,013	$45,838	$16,288
Real estate – construction, commercial	63,780	12,983	42,509	35,211	3,689	3,609	8,288	7,766	522	—
Real estate – construction, residential	28,474	21,174	1,498	1,157	29	312	5,802	5,194	—	608
Real estate – commercial	805,743	157,863	399,488	107,926	130,689	160,873	248,392	179,041	64,066	5,285
Real estate – residential	686,488	15,940	423,245	31,444	68,848	322,953	247,303	37,240	26,209	183,854
Real estate – farmland	4,286	131	1,766	19	1,484	263	2,389	1,588	108	693
Consumer	25,260	1,923	3,800	3,774	26	—	19,537	17,291	2,245	1
Gross loans	$1,884,507	$250,385	$1,000,272	$278,944	$230,688	$490,640	$633,850	$288,133	$138,988	$206,729

Allowance for Credit Losses. In determining the adequacy of the Company’s ACL, management makes estimates based on facts available at the time the ACL is determined. Such estimation requires significant judgment at the time made. Management believes that the Company’s ACL was adequate as of September 30, 2026 and December 31, 2025. There can be no assurance, however, that adjustments to the ACL will not be required in the future. Changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, and changes in the circumstances of particular borrowers are criteria, among others that could increase the level of the ACL required, resulting in charges to the provision for credit losses for loans. In addition, bank regulatory agencies periodically review the Bank's ACL and may require an increase in the ACL or the recognition of further loan charge-offs, based on their judgment of the facts at the time of their review that may differ than that of management.

The following tables present an analysis of the change in the ACL by loan type as of and for the periods stated.

	For the three months ended September 30, 2026
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$7,172	$830	$239	$6,022	$7,194	$11	$571	$22,039
Provision for (recovery of) credit losses - loans	7,945	192	30	19	(310)	—	124	8,000
Charge-offs	(11,296)	—	—	—	(38)	—	(292)	(11,626)
Recoveries	1,154	—	—	—	2	—	154	1,310
Net charge-offs	(10,142)	—	—	—	(36)	—	(138)	(10,316)
ACL, end of period	$4,975	$1,022	$269	$6,041	$6,848	$11	$557	$19,723
Ratio of net charge-offs to average loans outstanding	-14.22%	0.00%	0.00%	0.00%	-0.02%	0.00%	-2.12%	-2.20%

	For the three months ended September 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,846	$1,272	$398	$5,879	$8,001	$15	$563	$21,974
(Recovery of) provision for credit losses - loans	(2,594)	(135)	(8)	314	(304)	(1)	928	(1,800)
Charge-offs	(1,781)	—	—	(374)	(92)	—	(1,035)	(3,282)
Recoveries	3,303	—	—	38	222	—	48	3,611
Net recoveries (charge-offs)	1,522	—	—	(336)	130	—	(987)	329
ACL, end of period	$4,774	$1,137	$390	$5,857	$7,827	$14	$504	$20,503
Ratio of net recoveries (charge-offs) to average loans outstanding	1.02%	0.00%	0.00%	-0.17%	0.08%	0.00%	-2.82%	0.07%

	For the nine months ended September 30, 2026
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$4,337	$678	$264	$5,959	$7,655	$14	$537	$19,444
Provision for (recovery of) credit losses - loans	10,338	344	20	345	(672)	(3)	528	10,900
Charge-offs	(15,152)	—	(15)	(304)	(169)	—	(925)	(16,565)
Recoveries	5,452	—	—	41	34	—	417	5,944
Net charge-offs	(9,700)	—	(15)	(263)	(135)	—	(508)	(10,621)
ACL, end of period	$4,975	$1,022	$269	$6,041	$6,848	$11	$557	$19,723
Ratio of net charge-offs to average loans outstanding	-4.57%	0.00%	-0.08%	-0.04%	-0.03%	0.00%	-2.40%	-0.76%

	For the nine months ended September 30, 2025
(Dollars in thousands)	Commercial and industrial	Real estate – construction, commercial	Real estate – construction, residential	Real estate – commercial	Real estate – residential	Real estate – farmland	Consumer	Total
ACL, beginning of period	$5,767	$2,057	$540	$5,963	$7,933	$18	$745	$23,023
(Recovery of) provision for credit losses - loans	(1,500)	(920)	(150)	(45)	(120)	(4)	239	(2,500)
Charge-offs	(7,026)	—	—	(437)	(215)	—	(1,485)	(9,163)
Recoveries	7,533	—	—	376	229	—	1,005	9,143
Net recoveries (charge-offs)	507	—	—	(61)	14	—	(480)	(20)
ACL, end of period	$4,774	$1,137	$390	$5,857	$7,827	$14	$504	$20,503
Ratio of net recoveries (charge-offs) to average loans outstanding	0.22%	0.00%	0.00%	-0.01%	0.00%	0.00%	-1.85%	0.00%

Subsequent to June 30, 2026, a commercial borrower, outside of the Bank's primary market, with outstanding loans totaling $11.4 million reported that it had ceased operations. Based on this information, the loans were placed on nonaccrual status as of June 30, 2026, and a specific reserve of $2.9 million was established as of that date. In October 2026, additional information regarding the borrower and underlying collateral resulted in an additional provision for credit losses of $7.0 million for the three months ended September 30, 2026 and the charge-off of $9.9 million of loan principal against the total specific reserve as of September 30, 2026.

Of the $11.6 million and $3.3 million of loan charge-offs recorded during the three months ended September 30, 2026 and 2025, respectively, $1.1 million and $1.9 million for the same respective periods were attributable to business and consumer credit cards originated through a partnership with a third-party company. Similarly, of the $16.6 million and $9.2 million of loan charge-offs recorded during the nine months ended September 30, 2026 and 2025, respectively, $4.5 million and $6.2 million for the same respective periods were attributable to this third-party arrangement. Under the arrangement, the third party provides the Bank limited credit loss protection. The Bank records charge-offs based on the credit card portfolio activity and recognizes recoveries upon receipt of payments under the credit loss protection agreement. These payments fully offset these charge-offs in each period. Since the inception of this partnership in early 2023, the Bank has not incurred any net credit losses under this program.

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

	September 30, 2026		December 31, 2025
(Dollars in thousands)	ACL Amount	% of Loans	ACL Amount	% of Loans
Commercial and industrial	$4,975	14.4%	$4,337	15.2%
Real estate – construction, commercial	1,022	3.4%	678	2.8%
Real estate – construction, residential	269	1.5%	264	1.7%
Real estate – commercial	6,041	42.8%	5,959	44.2%
Real estate – residential	6,848	36.4%	7,655	34.2%
Real estate – farmland	11	0.2%	14	0.2%
Consumer	557	1.3%	537	1.7%
Total	$19,723	100.0%	$19,444	100.0%

Nonperforming Assets. The following table presents a summary of nonperforming assets and various measures as of the dates stated.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans held for investment	$21,442	$20,605
Loans past due 90 days and still accruing	3,518	3,158
Total nonperforming loans	$24,960	$23,763
Other real estate owned ("OREO")	1,704	1,683
Total nonperforming assets	$26,664	$25,446
Loans held for investment	$1,886,596	$1,865,717
Total assets	$2,343,085	$2,432,589
ACL on loans held for investment	$19,723	$19,444
ACL to loans held for investment	1.05%	1.04%
ACL to nonaccrual loans	91.98%	94.37%
ACL to nonperforming loans	79.02%	81.82%
Nonaccrual loans to loans held for investment	1.14%	1.10%
Nonperforming loans to loans held for investment	1.32%	1.27%
Nonperforming loans to total assets	1.07%	0.98%
Nonperforming assets to total assets	1.14%	1.05%

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

In limited cases, the Bank may receive non-cash consideration, including equity interests, pursuant to negotiated or court-approved settlements with borrowers. The fair value of nonmarketable equity interests are generally estimated using a discounted cash flow analysis based on management’s assumptions regarding expected future cash flows, timing, and a risk adjusted discount rate. These assets, which are reported with OREO on the Company's consolidated balance sheets, are subsequently carried at the lower of cost or fair value, less estimated costs to sell, and are periodically evaluated for impairment. In subsequent periods, such properties are stated at the lower of the restated carrying value or fair value. As of both September 30, 2026 and December 31, 2025, the Company's nonmarketable equity interest assets totaled $0.2 million.

As of September 30, 2026 and December 31, 2025, OREO included a property with a carrying value of $1.4 million that served as collateral for a government guaranteed loan. The guaranteed portion of the loan (90%) is owned by the U.S. Small Business Administration ("SBA"), and the Company is obligated to remit to the SBA its share of the liquidation proceeds upon the sale of the property. Accordingly, the Company recorded a $1.2 million liability, reported in other liabilities on the Company's consolidated balance sheets as of both September 30, 2026 and December 31, 2025, representing the SBA's contractual interest in the expected proceeds from the sale of the property.

Investment Securities. The investment portfolio is used as a source of interest income, credit risk diversification, and liquidity, as well as to manage interest rate sensitivity and provide collateral for borrowings. Securities in the investment portfolio classified as securities available for sale ("AFS") may be sold in response to changes in market interest rates, securities’ prepayment risk, liquidity needs, and other similar factors, and are carried at estimated fair value. The fair value of the Company’s investment securities AFS portfolio was $298.6 million as of September 30, 2026, a decrease of $34.3 million from $332.9 million at December 31, 2025. The decline in AFS securities was due to bonds called or matured ($16.7 million), portfolio amortization ($22.9 million), and fair value adjustments ($5.8 million), partially offset by bond purchases ($11.1 million). As a result of elevated market interest rates, the Company’s portfolio of AFS securities had net unrealized losses of approximately $46.1 million and $40.3 million as of September 30, 2026 and December 31, 2025, respectively, of which 84% as of both dates were related to securities backed by U.S. government agencies.

As of September 30, 2026 and December 31, 2025, the majority of the investment securities portfolio consisted of securities rated investment grade by a leading rating agency. Investment grade securities are judged to have a low risk of default, to be of the best quality, and to carry the smallest degree of investment risk. At September 30, 2026 and December 31, 2025, securities with a fair value of $150.0 million and $174.3 million, respectively, were pledged to secure the Bank’s borrowing facility with the FHLB.

The Company reviews its investment securities AFS portfolio for potential credit losses at least quarterly. Investment securities AFS with unrealized losses are generally a result of pricing changes due to changes in the interest rate environment and not as a result of permanent credit impairment. The Company does not intend to sell nor does it believe that it will be required to sell any of its impaired securities prior to the recovery of the amortized cost. Due to these factors, no ACL has been recognized for AFS securities as of both September 30, 2026 and December 31, 2025.

Restricted equity investments consisted of stock in the FHLB (carrying basis $13.0 million and $9.1 million at September 30, 2026 and December 31, 2025, respectively), FRB stock (carrying value of $7.4 million and $9.4 million as of September 30, 2026 and December 31, 2025, respectively), and stock in the Company’s correspondent bank (carrying value of $0.5 million at both September 30, 2026 and December 31, 2025). Restricted equity investments are carried at cost.

The Company has various other equity investments, including an investment in a fintech company and limited partnerships, totaling $5.0 million and $4.9 million as of September 30, 2026 and December 31, 2025, respectively.

The Company also holds other investments, primarily in early-stage investment funds, which totaled $14.9 million and $20.8 million as of September 30, 2026 and December 31, 2025, respectively, and are reported in other investments on the consolidated balance sheets. During the second quarter of 2026, the Company recognized a $0.6 million loss upon the liquidation of an investment made in 2022. The loss reflects the difference between the investment’s carrying value and the distribution received upon the final liquidation during the third quarter of 2026. As of September 30, 2026 and December 31, 2025, the carrying value of this investment was $0 and $6.3 million, respectively.

The Company had no investment securities classified as held to maturity as of September 30, 2026 or December 31, 2025.

The following table presents the amortized cost of the investment portfolio by contractual maturities, as well as the weighted average yields for each of the maturity ranges as of and for the period stated. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Securities available for sale
Mortgage backed securities	$4	—	$6,092	1.97%	$16,291	2.39%	$177,746	2.46%	$200,133
U.S. Treasury and agencies	7,499	0.99%	33,179	1.33%	30,010	2.41%	—	—	70,688
State and municipal	210	3.76%	17,286	2.35%	26,611	2.43%	3,112	3.20%	47,219
Corporate bonds	2,500	6.15%	6,000	6.97%	18,169	4.18%	—	—	26,669
Total	$10,213		$62,557		$91,081		$180,858		$344,709

Deposits. The principal sources of funds for the Company are deposits, including transaction accounts (demand and money market accounts), time deposits, and savings accounts, of customers in the Bank’s primary geographic market area. Such customers provide the Bank a source of fee income and cross-marketing opportunities and are generally a lower cost source of funding.

Brokered deposit balances are sourced through intermediaries and are an unsecured source of funding for the Bank. Brokered deposits were added throughout 2023 and early 2024 to enhance liquidity and in anticipation of the exit of the Company's fintech BaaS deposit operations. The Bank has a liquidity management program, with oversight of the Bank’s asset and liability committee (the “ALCO”) that sets forth guidelines and monitors for the desired maximum level of brokered deposits, which is 20.0% of total deposits. In recent quarters, the Company has reduced its level of brokered deposits by sourcing non-brokered deposits, with cash flows from the loan portfolio, and with borrowings from the FHLB.

Total deposits decreased $97.0 million from $1.91 billion as of December 31, 2025 to $1.81 billion as of September 30, 2026, as:

•
Brokered deposits decreased $81.9 million from $238.7 million, or 12.5% of total deposits, as of December 31, 2025 to $156.9 million, or 8.6% of total deposits, as of September 30, 2026; and
•
Deposits, excluding brokered deposits, decreased $15.1 million from $1.67 billion as of December 31, 2025 to $1.66 billion as of September 30, 2026.

Estimated uninsured deposits totaled approximately $409.1 million as of September 30, 2026, or 22.5% of total deposits, compared to $397.0 million, or 20.8% of total deposits, as of December 31, 2025. Uninsured deposit amounts are based on estimates as of the reported dates.

The following table presents a summary of average deposits and the weighted average rate paid by type for the periods stated.

	For the nine months ended
	September 30, 2026		September 30, 2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$391,296	—	$439,589	—
Interest-bearing:
Demand	233,956	1.14%	239,777	1.07%
Savings	101,502	0.33%	102,296	0.28%
Money market	362,154	2.58%	385,260	2.82%
Time	783,024	3.79%	910,703	4.27%
Total interest-bearing	$1,480,636		$1,638,036
Total average deposits	$1,871,932		$2,077,625

The following table presents maturities of time deposits for certificates of deposit of $250 thousand or greater as of the dates stated.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Maturing in:
3 months or less	$44,072	$38,475
Over 3 months through 6 months	32,450	33,385
Over 6 months through 12 months	45,182	49,776
Over 12 months	43,421	33,676
	$165,125	$155,312

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

	As of and for the nine months ended September 30, 2026
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$236,000	$236,000	$164,630	3.87%

	As of and for the year ended December 31, 2025
(Dollars in thousands)	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$150,000	$150,000	$150,000	3.87%

As of September 30, 2026, FHLB advances were secured by collateral consisting of a blanket lien on qualifying pledged loans in the Company’s residential, multifamily, and commercial real estate mortgage loan portfolios with a lendable value of $378.3 million, as well as selected pledged investment securities with a lendable value of $142.5 million. The FRB Discount Window borrowing facility was secured by qualifying pledged construction and commercial and industrial loans with a lendable value totaling $43.4 million as of September 30, 2026.

The Company had $0 and $14.7 million of subordinated notes, net, outstanding as of September 30, 2026 and December 31, 2025, respectively. Beginning in the third quarter of 2025, the Company's subordinated notes had been comprised only of the 2029 Notes.

On July 15, 2025, the Company completed a $10.0 million partial redemption of the 2029 Notes, and on July 15, 2026, the Company redeemed the remainder of the 2029 Notes totaling $14.7 million. Upon the completion of this redemption, the Company had no outstanding subordinated notes. Interest expense on the 2029 Notes was ($0.1) million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively. Upon the redemption of the remaining 2029 Notes in the third quarter of 2026, the Company recognized the unamortized purchase accounting adjustment, which exceeded the coupon interest expense for the period and resulted in net negative interest expense.

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

The following table presents information on the Company's available sources of liquidity as of the date stated.

(Dollars in thousands)	Capacity	Less: Outstanding Borrowings		Available Balance
Cash and due from banks				$59,995
Federal funds sold				502
Unpledged securities available for sale				148,649
Total				$209,146
Borrowings
FHLB	$520,774	$306,060	(1)	$214,714
FRB	43,405	—		43,405
Unsecured line of credit	10,000	—		10,000
Total	$574,179	$306,060		$268,119
Available liquidity as of September 30, 2026				$477,265

(1) Outstanding borrowings are comprised of advances of $236 million and letters of credit totaling $70.1 million, of which $70.0 million served as collateral for public deposits with the Treasury Board of the Commonwealth of Virginia.

Estimated uninsured deposits at September 30, 2026 were approximately $409.1 million. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could satisfy the demand with its available liquidity.

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

The Company adopted Accounting Standards Codification 326, Financial Instruments - Credit Losses (referred to herein as "current expected credit losses" or "CECL") effective January 1, 2023. Federal and state banking regulations allow financial institutions to irrevocably elect to phase-in the after-tax cumulative effect adjustment to retained earnings (the "CECL Transitional Amount") over a three-year period. The three-year phase-in of the CECL Transitional Amount to regulatory capital was 25%, 50%, and 25% in 2023, 2024, and 2025, respectively. The Bank made this irrevocable election effective with its first quarter 2023 call report. The CECL Transitional Amount was $8.1 million and was fully phased in during the first quarter of 2026 as a reduction to the regulatory capital amounts and ratios. The full $8.1 million reduction is reflected as of September 30, 2026, compared to a $6.1 million reduction as of December 31, 2025.

The following tables present the capital ratios to which banks are subject to be adequately and well capitalized, as well as the capital and capital ratios for the Bank as of the dates stated. Adequately capitalized ratios include the conservation buffer, if applicable.

	September 30, 2026
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$284,718	15.96%	$187,314	10.50%	$178,395	10.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$263,324	14.76%	$151,643	8.50%	$142,723	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$263,324	14.76%	$124,883	7.00%	$115,962	6.50%
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$263,324	11.25%	$93,626	4.00%	$117,033	5.00%

	December 31, 2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$339,784	19.16%	$186,188	10.50%	$177,322	10.00%
Tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$150,724	8.50%	$141,858	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Blue Ridge Bank, N.A.	$322,320	18.18%	$124,125	7.00%	$115,259	6.50%
Tier 1 leverage (to average assets)
Blue Ridge Bank, N.A.	$322,320	13.04%	$98,859	4.00%	$123,574	5.00%

The decline in the Bank's capital amounts and capital ratios from December 31, 2025 was primarily attributable to the special cash dividend declared on March 30, 2026.

Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and involve the same credit risk and evaluation as making a loan to a customer. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness, in a manner similar to that if underwriting a loan. As of September 30, 2026 and December 31, 2025, the Company had outstanding loan commitments of $326.2 million and $247.2 million, respectively. Of these amounts, $34.2 million and $35.2 million were unconditionally cancelable at the sole discretion of the Company as of the same respective dates.

Conditional commitments are issued by the Company in the form of financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of September 30, 2026 and December 31, 2025, commitments under outstanding financial stand-by letters of credit totaled $9.2 million and $6.3 million, respectively. The credit risk of issuing stand-by letters of credit can be greater than the risk involved in extending loans to customers.

For the three and nine months ended September 30, 2026, the Company recorded $0.5 million and $1.0 million, respectively, of provision for credit losses for unfunded commitments due to an increase in committed but unfunded lines of credit to commercial construction borrowers. The reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was $1.8 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively.

The Company has investments in various partnerships and limited liability companies. Pursuant to these investments, the Company commits to an investment amount that may be fulfilled in future periods. At September 30, 2026 and December 31, 2025, the Company had future commitments outstanding totaling $4.3 million and $4.9 million, respectively, related to these investments.

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

	September 30, 2026
	Instantaneous Parallel Rate Shock Scenario
	Change in Net Interest Income - Year 1		Change in Net Interest Income - Year 2
Change in interest rates:
+400 basis points	$3,046	4.2%	$7,259	9.0%
+300 basis points	2,331	3.2%	5,748	7.1%
+200 basis points	1,632	2.2%	4,112	5.1%
+100 basis points	880	1.2%	2,206	2.7%
Base case
-100 basis points	(1,083)	(1.5%)	(2,660)	(3.3%)
-200 basis points	(2,218)	(3.0%)	(5,824)	(7.2%)
-300 basis points	(2,670)	(3.6%)	(7,987)	(9.9%)
-400 basis points	(2,497)	(3.4%)	(9,387)	(11.6%)

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

The Company's AFS securities portfolio is reported at fair value, with the unrealized gain or loss representing the difference in amortized cost and fair value reported net of tax as a component of stockholders' equity. Changes in market interest rates affect the valuation of the securities portfolio, as market interest rates at reporting dates may differ than those interest rates in effect when the securities were purchased. The Company does not intend to sell, nor does it believe it will be required to sell the AFS securities; therefore, any unrealized gains or losses in the Company's AFS securities portfolio are deemed temporary. Any unrealized gains or losses for individual securities will diminish as the securities reach maturity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026 was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.

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

For information regarding legal proceedings in which the Company is involved, please see Note 11 to the unaudited consolidated financial statements included in this Form 10-Q, which is incorporated into this Part II, Item 1, by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in the 2025 Form 10-K. Additional risks not presently known to the Company, or that are currently deemed immaterial, may also adversely affect the Company's business, financial condition, or results of operations. See also “Cautionary Note About Forward-Looking Statements,” included in Part I, Item 2, of this Form 10-Q.

Because the exchange ratio is fixed and the market price of HomeTrust common stock will fluctuate, holders of the Company’s common stock cannot be certain of the market value of the merger consideration they will receive.

In the Merger, each share of the Company’s common stock issued and outstanding will be converted into the right to receive 0.086 of a share of HomeTrust common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of HomeTrust common stock or the Company’s common stock. Changes in the market price of HomeTrust common stock prior to the Merger will affect the market value that holders of the Company’s common stock will receive in the Merger.

Stock price changes may result from a variety of factors, including general market and economic conditions, impacts and disruptions resulting from changes in HomeTrust’s or the Company’s businesses, operations and prospects and regulatory considerations, many of which are beyond HomeTrust’s or the Company’s control. Therefore, the Company’s shareholders will not know the market value of the consideration that they shareholders will receive until completion of the Merger.

The companies might not realize the anticipated cost savings and other benefits of the Merger within the expected time frames or at all.

The success of the Merger will depend in part on the ability of HomeTrust and the Company to realize the cost savings and other benefits expected to result from combining their respective businesses. Achieving these benefits will require effective integration of operations, processes, systems, and personnel. If HomeTrust and the Company are unable to successfully integrate their businesses in a manner that permits the expected efficiencies and cost savings to be realized, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than currently expected. In addition, the amount of actual cost savings and other benefits may be lower than anticipated, and the integration process may involve additional and unforeseen expenses.

Until completion of the merger, HomeTrust and the Company must continue to operate independently. The integration process could result in the loss of key employees, disruption of ongoing business operations, or inconsistencies in standards, controls, procedures and policies, which could adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts may also divert management attention and resources from ongoing business operations. These integration-related risks could adversely affect both companies during the transition period and could continue to adversely impact the combined company for an undetermined period following completion of the Merger.

The Company may be unable to retain key personnel while the Merger is pending or after it is completed, which could result in loss of customers and make integration more difficult.

Until the completion of the Merger, the Company will continue to operate independently. Uncertainty regarding the effects of the Merger on employees, customers, and other stakeholders may adversely affect the Company. Such uncertainty could impair the Company’s ability to attract, retain, or motivate key personnel and could lead customers or business partners to reconsider or change their existing relationships with the Company.

Retention of certain employees may be particularly challenging during the pendency of the Merger, as employees may be uncertain about their future roles with HomeTrust. Some employees may choose not to remain with their respective organizations while the Merger is pending or with HomeTrust after the Merger is completed. If key employees depart, the Company could experience operational disruptions, loss of institutional knowledge, expertise or other important capabilities, and the loss of existing customers or business relationships. Employee departures may also result in unanticipated recruitment and training costs, and management’s attention may be diverted from integration efforts to hiring and onboarding replacements. The Company may not be able to identify, attract, or retain suitable replacement personnel in a timely manner, which could further impair its operations.

The Merger Agreement and termination fee provisions may discourage competing acquisition proposals for the Company.

Until the effective time or earlier termination of the Merger Agreement, the Company is generally prohibited under the Merger Agreement from initiating, soliciting, knowingly encouraging, inducing or knowingly facilitating the making, submission or announcement of any third-party acquisition proposal. While the Company’s board of directors may take certain actions in response to a competing acquisition proposal if it determines in good faith that failing to do so would reasonably likely violate its fiduciary duties, taking such actions could entitle HomeTrust to terminate the Merger Agreement and receive a termination fee of $18.0 million. These provisions, including the termination fee, could discourage other companies from seeking to acquire the Company, even if a third party were willing to propose a transaction that offers greater value to the Company’s shareholders than the merger consideration under the Merger Agreement. They could also result in a competing acquiror proposing a lower per-share price than it otherwise might have offered. In addition, the payment of the termination fee could have an adverse effect on the Company’s financial condition.

The Merger Agreement subjects the Company to restrictions on its business activities prior to the effective time.

The Merger Agreement subjects the Company to restrictions on its business activities prior to the effective time. Subject to specified exceptions, the Merger Agreement obligates the Company to, and to cause each of its subsidiaries to, (i) use reasonable efforts to maintain and preserve intact its business organization and advantageous business relationships and (ii) conduct its business in the ordinary course in all material respects. These restrictions could prevent the Company from pursuing certain business opportunities that arise prior to the effective time.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated.

The Merger requires (i) applications for approval to be filed with the Federal Reserve Board and the North Carolina Commissioner of Banks, (ii) an application for approval and a separate notification to be filed with the Virginia State Corporation Commission, Bureau of Financial Institutions, and (iii) a notification to be filed with the Office of the Comptroller of the Currency. Other approvals, waivers, or consents from additional regulators may also be required. Adverse developments in the regulatory standing of HomeTrust or the Company or other factors could delay or prevent the receipt of required approvals.

Regulators may impose conditions, limitations, obligations, or restrictions on the completion of the Merger, including requirements affecting post-closing operations or the terms of the transactions. While the Company does not expect that any such conditions or changes will be imposed, there can be no assurance that they will not occur. Any such conditions, limitations, obligations, or restrictions could delay completion of the Merger, impose additional costs, materially limit revenues, or reduce the anticipated benefits of the Merger, and could potentially result in delay or abandonment of the Merger. The completion of the Merger is conditioned upon no required regulatory approval containing a condition that would reasonably be expected to have a material adverse effect on HomeTrust after the Merger is completed and the absence of any order, decree or injunction that enjoins or prohibits or makes illegal the consummation of the Merger.

The Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed. Termination of the Merger Agreement could negatively affect the Company.

The Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals, approval by HomeTrust stockholders and approval by the Company’s shareholders. If any condition to closing is not satisfied or waived, to the extent permitted by law, the Merger will not be completed. In addition, if the Merger is not completed by August 16, 2027, either HomeTrust or the Company generally may choose to terminate the Merger Agreement. The parties can also mutually decide to terminate the Merger Agreement at any time. If the Merger is not consummated, the ongoing business, financial condition and results of operations of the Company may be materially adversely affected and the market price the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed for any reason, the business, financial condition, and results of operations of the Company may be materially adversely affected.

The Company has incurred and will continue to incur substantial expenses in connection with the Merger. If the Merger is not completed, the Company would have to recognize these expenses, including, under certain circumstances, a termination fee, without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the Company’s ongoing business during the pendency of the Merger, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Litigation relating to the Merger could delay and/or enjoin the Merger.

On October 19, 2026, a purported shareholder of Blue Ridge filed an individual lawsuit against the Company and members of the Company’s board of directors in the United States District Court for the Northern District of Illinois (Bosley v. Blue Ridge Bankshares, Inc. et al. No. 26-cv-12818) alleging, among other things, that the registration statement on Form S-4 in connection with the Merger omits or misrepresents allegedly material information in violation of federal securities laws. This complaint seeks relief enjoining the vote on the Merger and the Merger Agreement, attorneys’ and experts’ fees, and other remedies.

Additional lawsuits against the Company, HomeTrust and/or the directors and officers of either company in connection with the Merger may be filed. The outcome of the pending and any additional future litigation is uncertain. If any case is not resolved, the lawsuit(s) could prevent or delay completion of the Merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers.

One of the conditions to the closing of the Merger is that no party to the Merger Agreement shall be subject to any order, decree or injunction issued by a court or agency of competent jurisdiction or a governmental authority that enjoins or prohibits or makes illegal the consummation of the Merger. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger are completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

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

The following table provides information regarding repurchases or withholdings of common stock for the three months ended September 30, 2026.

	Shares Purchased or Withheld (1)	Average Price Paid per Share	Shares Purchased as Part of a Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program
July 1, 2026 through July 31, 2026	1,021	$3.59	—	$5,493,962
August 1, 2026 through August 31, 2026	1,325	3.68	—	5,493,962
September 1, 2026 through September 30, 2026	461	3.96	—	5,493,962
Total	2,807	$3.69	—

(1) The total number of shares for each period includes shares withheld from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated August 16, 2026, by and among HomeTrust Bancshares, Inc., Blue Ridge Bankshares, Inc. and Kinloch Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of Blue Ridge Bankshares, Inc.’s Current Report on Form 8-K filed on August 17, 2026).*

10.1	Form of Warrant Conversion Agreement (included as Exhibit C to the Merger Agreement filed as Exhibit 2.1)

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related notes (filed herewith).

104	The cover page from Blue Ridge Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (included with Exhibit 101).

*

Exhibits and Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any such omitted Exhibit or Schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE RIDGE BANKSHARES, INC.

Date: November 5, 2026	By:	/s/ Harry Golliday
Harry Golliday
Interim President and Chief Executive Officer

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer